Form 10-Q
period 2000-09-30
XM SATELLITE RADIO INC
filed 2000-11-13
CIK 1116317

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

               For The Quarterly Period Ended September 30, 2000

                        XM SATELLITE RADIO HOLDINGS INC.
                        --------------------------------
            (Exact name of registrant as specified in its charter)

                       Commission file number 000-27441

                        DELAWARE            54-1878819
                        ------------------------------
               (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification No.)

                           1500 ECKINGTON PLACE NE,
                           WASHINGTON, DC 20002-2194
                           -------------------------
                   (Address of principal executive offices)
                                  (Zip code)

                                 202-380-4000
                                 ------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X   No
-------------------

                             XM SATELLITE RADIO INC.
                             ----------------------
            (Exact name of registrant as specified in its charter)

                     Commission file number      333-39178

                        DELAWARE            52-1805102
                        ------------------------------
               (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification No.)

                           1500 ECKINGTON PLACE NE,
                           WASHINGTON, DC 20002-2194
                           -------------------------
                   (Address of principal executive offices)
                                   (Zip code)

                                 202-380-4000
                                 ------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        No   X
--------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)
                                         (Outstanding as of  September 30, 2000)

                       XM SATELLITE RADIO HOLDINGS INC.
                       --------------------------------

CLASS A COMMON STOCK, $0.01 PAR VALUE                         34,034,830 SHARES
CLASS B COMMON STOCK, $0.01 PAR VALUE                         16,557,262 SHARES
-------------------------------------

                            XM SATELLITE RADIO INC.
                            ----------------------

COMMON STOCK, $0.10 PAR VALUE                                 125 SHARES
                   (all of which are issued to XM Satellite Radio Holdings Inc.)

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                    XM SATELLITE RADIO INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                                     INDEX

PART I   FINANCIAL INFORMATION

                                                                                                                  Page
Item 1.  Financial Statements

         XM SATELLITE RADIO HOLDINGS INC.

         Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended
         September 30, 1999 and 2000 and for the period December 15, 1992 (date of inception) to
         September 30, 2000.......................................................................................  1

         Condensed Consolidated Balance Sheets as of December 31, 1999 and September 30, 2000
         (unaudited)..............................................................................................  2

         Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1999 and 2000 and for the period December 15, 1992 (date of inception)
         to September 30, 2000....................................................................................  3

         Notes to Unaudited Condensed Consolidated Financial Statements...........................................  5

         XM SATELLITE RADIO INC.

         Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended
         September 30, 1999 and 2000 and for the period December 15, 1992 (date of inception) to
         September 30, 2000....................................................................................... 10

         Condensed Consolidated Balance Sheets as of December 31, 1999 and September 30, 2000
         (unaudited).............................................................................................. 11

         Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended
         September 30, 1999 and 2000 and for the period December 15, 1992 (date of inception)
         to September 30, 2000.................................................................................... 12

         Notes to Unaudited Condensed Consolidated Financial Statements........................................... 14


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................... 18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .............................................. 25

PART II - OTHER INFORMATION

                               EXPLANATORY NOTE

This quarterly report is filed jointly by XM Satellite Radio Holdings Inc. ("Holdings") and XM Satellite Radio Inc. ("XM"). XM is a wholly-owned subsidiary of Holdings. This report on Form 10-Q contains separate financial statements for each of Holdings and XM. The management's discussion and analysis section has been combined, focusing on the financial condition and results of operations of Holdings but including an explanation of any differences between the companies.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS Three-Month and Nine-Month Periods ended September 30, 1999 and 2000, and for the period from December 15, 1992 (date of inception)
                             to September 30, 2000

                                                                Three Months ended        Nine Months ended     December 15, 1992
                                                                   September 30,             September 30,    (date of inception) to
                                                                 1999          2000         1999        2000    September 30, 2000
                                                                 ----          ----         ----        ----  ----------------------
                                                                                  (in thousands, except share data)

Revenue...................................................    $      --    $      --    $      --    $      --       $      --
                                                              ---------    ---------    ---------    ---------       ---------
Operating expenses:
   Research and development...............................        2,219        2,895        3,597        7,634          18,849
   Professional fees......................................        3,372        5,747        5,932       16,534          32,835
   General and administrative.............................        3,783       19,467        8,286       34,766          55,244
                                                              ---------    ---------    ---------    ---------       ---------

     Total operating expenses.............................        9,374       28,109       17,815       58,934         106,928
                                                              ---------    ---------    ---------    ---------       ---------

     Operating loss.......................................       (9,374)     (28,109)     (17,815)     (58,934)       (106,928)
Other income (expense) --interest income
   (expense), net.........................................       (8,028)       8,049       (7,952)      21,046          14,318
                                                              ---------    ---------    ---------    ---------        --------

     Net loss.............................................    $ (17,402)   $ (20,060)   $ (25,767)   $ (37,888)       $(92,610)
                                                              =========    =========    =========    =========        ========


Preferred stock dividend requirement......................           --       (5,781)          --       (9,424)
Series B convertible redeemable preferred
stock deemed dividend.....................................           --      (11,211)          --      (11,211)
Series C convertible redeemable preferred stock beneficial
conversion................................................           --     (123,043)          --     (123,043)
                                                                           ---------    ---------    ---------

Net loss attributable to common stockholders..............    $ (17,402)   $(160,095)   $ (25,767)   $(181,566)
                                                              =========    =========    =========    =========
Net loss per share:
   Basic and diluted......................................    $   (2.60)   $   (3.26)   $   (3.85)   $   (3.76)
                                                              ==========   =========    =========    =========
Weighted average shares used in
   computing net loss per share-basic
   and diluted............................................    6,701,513   49,134,381    6,693,338   48,350,090
                                                              =========   ==========    =========   ==========

See accompanying notes to unaudited condensed consolidated financial statements.

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   December 31, 1999 and September 30, 2000

                                                                                                 December 31,        September 30,
                                                                                                     1999                2000
                                                                                                     ----                ----
                                                                                                                      (unaudited)
                                                                                                  (in thousands, except share data)
ASSETS
Current assets:
  Cash and cash equivalents...................................................................   $     50,698        $     312,711
    Short-term investments....................................................................         69,472                   --
    Restricted investments....................................................................             --               93,404
    Prepaid and other current assets..........................................................          1,077                1,424
                                                                                                 -----------         -------------

      Total current assets....................................................................        121,247              407,539

Other assets:
  Restricted investments, net of current portion..............................................             --               60,743
  System under construction...................................................................        362,358              732,727
  Property and equipment, net.................................................................          2,551               42,133
  Goodwill and intangibles, net...............................................................         25,380               24,348
  Other assets, net...........................................................................          3,653               13,655
                                                                                                 ------------        -------------
    Total assets..............................................................................   $    515,189        $   1,281,145
                                                                                                 ============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................................................         23,338        $      48,124
  Accrued expenses............................................................................          1,514                2,808
  Due to related parties......................................................................             62                   66
  Accrued interest on senior secured notes....................................................             --                1,896
  Royalty payable.............................................................................          1,646                2,528
  Deferred lease benefit......................................................................             --                  441
                                                                                                 ------------        -------------

    Total current liabilities.................................................................         26,560               55,863

Senior secured notes..........................................................................             --              262,815
Royalty payable, net of current portion.......................................................          3,400                2,600
Deferred lease benefit, net of current portion................................................             --                3,936
Capital lease, net of current portion.........................................................            212                  967
                                                                                                 ------------        -------------

    Total liabilities.........................................................................         30,172              326,181
                                                                                                 ------------        -------------

Stockholders' equity:
  Series A convertible preferred stock, par value $0.01; 15,000,000 shares authorized,
    10,786,504 shares issued and outstanding at December 31, 1999 and September 30, 2000......            108                  108
  Series B convertible redeemable preferred stock, par value $0.01; 3,000,000 shares authorized, no shares and 867,289 shares issued and outstanding at December 31, 1999
    and September 30, 2000, respectively......................................................             --                    9
  Series C convertible redeemable preferred stock, par value $0.01; 250,000 shares authorized, no shares and 235,000 shares issued and outstanding at December 31, 1999
    and September 30, 2000, respectively......................................................             --                    2
  Class A common stock, par value $0.01; 180,000,000 shares authorized,
    26,465,333 shares and 34,034,830 shares issued and outstanding at December 31, 1999,
    and September 30, 2000, respectively......................................................            265                  340
  Class B common stock, par value $0.01; 30,000,000 shares authorized,
    17,872,176 and 16,557,262 shares issued and outstanding at December 31, 1999
    and September 30, 2000, respectively......................................................            179                  166
  Class C common stock, par value $0.01; 30,000,000 shares authorized, no shares
    issued and outstanding at December 31, 1999 and September 30, 2000, respectively..........             --                   --
Additional paid-in capital....................................................................        539,187            1,066,949
Stock subscription, Series C convertible redeemable preferred stock...........................             --              (20,000)
Deficit accumulated during development stage..................................................        (54,722)             (92,610)
                                                                                                 ------------        -------------

    Total stockholders' equity................................................................        485,017              954,964
                                                                                                 ------------        -------------

Commitments and contingencies

  Total liabilities and stockholders' equity..................................................   $    515,189        $   1,281,145
                                                                                                 ============        =============

See accompanying notes to unaudited condensed consolidated financial statements.

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

                         (A Development Stage Company)

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 Nine-Month Periods ended September 30, 1999 and 2000, and for the period from December 15, 1992 (date of inception) to September 30, 2000

                                                                                      Nine Months ended         December 15, 1992
                                                                                         September 30,       (date of inception) to
                                                                                     1999           2000        September 30, 2000
                                                                                     ----           ----        ------------------
                                                                                               (in thousands)
Cash flows from operating activities:
  Net loss......................................................................  $ (25,767)     $ (37,888)        $  (92,610)
  Adjustments to reconcile net loss to net
   Cash used in operating activities:
   Depreciation and amortization................................................      1,469          2,004              3,571
   Amortization of deferred financing fees......................................         --             --                509
   Non-cash stock compensation..................................................        140          8,264             12,473
   Non-cash charge for beneficial conversion feature of note issued to Parent...      5,520             --              5,520
   Changes in operating assets and liabilities:
     Increase in prepaid and other current assets...............................       (645)          (347)            (1,424)
     Increase in other assets...................................................       (609)            --               (640)
     Increase in accounts payable and accrued expenses..........................      1,488         13,489             30,171
     Increase in accrued interest...............................................      2,829             --                 --
     Increase (decrease) in amounts due to related parties......................       (286)             4                 67
                                                                                  ---------      ---------         ----------

     Net cash used in operating activities......................................    (15,861)       (14,474)           (42,363)
                                                                                  ---------      ---------         ----------

Cash flows from investing activities:
  Purchase of property and equipment............................................       (478)       (36,651)           (39,162)
  Additions to system under construction........................................   (110,802)      (347,134)          (643,503)
  Net Purchase/Maturity of short-term investments...............................         --         69,472                 --
  Purchase/Maturity of restricted investments...................................         --       (104,637)          (104,637)
  Other investing activities....................................................     (6,085)       (55,122)           (55,122)
                                                                                  ---------      ---------         ----------

   Net cash used in investing activities........................................   (117,365)      (474,072)          (842,424)
                                                                                  ---------      ---------         ----------

Cash flows from financing activities:

  Proceeds from sale of common stock and capital contribution...................         --        133,148            256,729
  Proceeds from issuance of Series B convertible redeemable preferred stock.....         --         96,499             96,499
  Proceeds from issuance of convertible notes payable to related party..........     22,967             --            157,866
  Proceeds from issuance of options.............................................         --             --              1,500
  Proceeds from issuance of Series A convertible preferred stock................    250,000             --            250,000
  Proceeds from issuance of 14% Senior Secured Notes and Warrants...............         --        322,898            322,898
  Proceeds from issuance of Series C convertible redeemable preferred stock.....         --        206,379            206,379
  Repayments of loans payable to related party..................................    (75,000)            --            (75,000)
  Payments for deferred financing costs.........................................    (10,611)        (8,365)           (19,373)
  Other net financing activities................................................        (84)            --                 --
                                                                                  ---------      ---------         ----------

   Net cash provided by financing activities....................................    187,272        750,559          1,197,498
                                                                                  ---------      ---------         ----------

   Net increase (decrease) in cash and cash equivalents........................      54,046        262,013            312,711

Cash and cash equivalents at beginning of period...............................         310         50,698                 --
                                                                                  ---------      ---------         ----------

Cash and cash equivalents at end of period.....................................   $  54,356      $ 312,711         $  312,711
                                                                                  =========      =========         ==========

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

                         (A Development Stage Company)

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    Nine Months ended September 30, 1999 and 2000, and for the period from December 15, 1992 (date of inception) to September 30, 2000

                                                                           Nine Months ended          December 15, 1992
                                                                             September 30,          (date of inception) to
                                                                          1999          2000          September 30, 2000
                                                                          ----          ----          ------------------
                                                                                      (in thousands)
Supplemental cash flow disclosure:
  Increase in FCC license, goodwill and intangibles..................   $ 51,624      $     --              $ 51,624
  Liabilities exchanged for convertible note to related party........     81,676            --                81,676
  Accrued expenses transferred to loan balance ......................      7,405            --                    --
  Non-cash interest capitalized......................................     14,533         6,019                35,087
  Accrued system milestone payments..................................      5,000        32,052                32,052
  Property acquired through capital lease............................        431         1,250                 1,720
  Conversion of debt to equity.......................................         --            --               353,315
  Use of deposit for terrestrial repeater contract...................         --         3,422                    --

See accompanying notes to unaudited condensed consolidated financial statements.

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization and Business

XM Satellite Radio Inc. ("XM") was incorporated on December 15, 1992 in the State of Delaware as a wholly owned subsidiary of Motient Corporation ("Motient" or "Parent"), formerly American Mobile Satellite Corporation, for the purpose of procuring a digital audio radio service ("DARS") license. Business activity for the period from December 15, 1992 through December 31, 1996 was insignificant. Pursuant to various financing agreements entered into in 1997 between Motient, XM and WorldSpace, Inc. ("WSI"), WSI acquired a 20 percent interest in XM.

On May 16, 1997, Motient and WSI formed XM Satellite Radio Holdings Inc. ("Holdings") as a holding company for XM in connection with the construction, launch and operation of a domestic communications satellite system for the provision of DARS. Motient and WSI exchanged their respective interests in XM for equivalent interests in Holdings, which had no assets, liabilities or operations prior to the transaction.

On July 7, 1999, Motient acquired WSI's 20 percent interest in Holdings.

(2)  Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of XM Satellite Radio Holdings Inc. and its subsidiaries, XM Satellite Radio Inc. and XM Radio Inc. All significant intercompany transactions and accounts have been eliminated. Holdings' management has devoted substantially all of its time to the planning and organization of Holdings, obtaining its DARS license, and to the process of addressing regulatory matters, performing research and development programs, conducting market research, constructing the satellite system, securing content providers, and securing adequate debt and equity capital for anticipated operations and growth. Holdings has not generated any revenues and planned principal operations have not commenced. Accordingly, Holdings' financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of XM Satellite Radio Holdings Inc. and subsidiaries, a development stage entity, as of September 30, 2000, and the results of operations for the three and nine months ended September 30, 1999 and 2000 and the period from December 15, 1992 (date of inception) through September 30, 2000 and the cash flows for the nine months ended September 30, 1999 and 2000 and the period from December 15, 1992 (date of inception) through September 30, 2000. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures. The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of Holdings included in Holdings' filings with the Securities and Exchange Commission.

(3)  Net Income (Loss) Per Share

Holdings computes net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders (after deducting preferred dividend requirements) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) available per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Holdings has presented historical basic and diluted net income (loss) per share in accordance with SFAS No. 128. As Holdings had a net loss in each of the periods presented, basic and diluted net income (loss) per share is the same.

(4)  Restricted Investments

Restricted investments consist of fixed income securities and are stated at amortized costs plus accrued interest income. The securities included in restricted investments are $104.6 million of US Treasury strips restricted to provide for the remaining five of the first six scheduled interest payments on XM's 14% Senior Secured Notes due

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2010, which are classified as held-to-maturity securities under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and $49.5 million in money market funds for scheduled milestone payments under the Hughes Electronics Corporation contract. The first interest payment on XM's 14% Senior Secured Notes of $22.75 million was due and made on September 15, 2000.

(5)  Reclassifications

Certain amounts in the prior period's financial statements have been reclassified to conform to the current period presentation.

(6)  Commitments and Contingencies

     (a)   FCC License

     The FCC has established certain system development milestones that must be met for Holdings to maintain its license to operate the system. Holdings believes that it is proceeding into the system development as planned and in accordance with the FCC milestones.

     (b)   Application for Review of FCC License

     One of the losing bidders for the DARS licenses filed an Application for Review by the full FCC of the Licensing Order which granted Holdings its FCC license. The Application for Review alleges that WSI had effectively taken control of Holdings without FCC approval. The FCC or the U.S. Court of Appeals has the authority to overturn the award of the FCC license should they rule in favor of the losing bidder. Although Holdings believes that its right to the FCC license will withstand the challenge as WSI is no longer a stockholder in Holdings, no prediction of the outcome of this challenge can be made with any certainty.

     (c)   Technical Services

     Effective January 1, 1998, Holdings entered into agreements with Motient and WorldSpace Management Corporation ("WorldSpace MC"), an affiliate of WSI, in which Motient and WorldSpace MC would provide technical support in areas related to the development of a DARS system. Payments for services provided under these agreements are made based on negotiated hourly rates. These agreements may be terminated by the parties on or after the date of the commencement of commercial operation following the launch of Holdings' first satellite. There are no minimum services purchase requirements. Holdings incurred costs of $66,000 and $172,000 under its agreement with Motient and no costs were incurred under its agreement with WorldSpace MC during the quarter ended September 30, 2000 and 1999, respectively. Holdings incurred costs of $212,000 and $282,000 under its agreement with Motient and no costs were incurred under its agreement with WorldSpace MC during the nine months ended September 30, 2000 and 1999, respectively. Holdings incurred costs of $849,000 under its agreement with Motient and $4,357,000 in costs were incurred under its agreement with WorldSpace MC from December 15, 1992 (date of inception) through September 30, 2000.

     (d)   Technology Licenses

     Effective January 1, 1998, XM entered into a technology licensing agreement with Motient and WorldSpace MC by which as compensation for certain licensed technology then under development to be used in the XM Radio system, XM will pay up to $14,300,000 to WorldSpace MC over a ten-year period. As of September 30, 2000, XM incurred costs of $6,696,000 payable to WorldSpace MC. Any additional amounts to be incurred under this agreement are dependent upon further development of the technology, which is at XM's option. No liability exists to Motient or WorldSpace MC should such further developments prove unsuccessful. XM maintains an accrual of $5,128,000 payable to WorldSpace MC, for quarterly royalty payments to be made. In addition, XM agreed to pay 1.2 percent of quarterly net revenues to WorldSpace MC and a royalty of $0.30 per chipset, payable to WorldSpace MC, for equipment manufactured using certain source encoding and decoding signals technology.

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     (e)   Satellite Contract

     During the first half of 1999, Holdings and Boeing Satellite Systems International, Inc ("BSS" - formerly Hughes Space and Communications, Inc.) amended the satellite contract to construct and launch Holdings' satellites to implement a revised work timetable, payment schedule to reflect the timing of the receipt of additional funding, and technical modifications. Holdings expects to incur total payment obligations under this contract of approximately $541,300,000, which includes amounts Holdings expects to pay pursuant to the exercise of the option to build the ground spare satellite and certain financing costs and in-orbit incentive payments. On June 27, 2000, Holdings exercised the option to build the ground spare. As of September 30, 2000, Holdings had paid $461,146,000 under the Satellite contract with BSS and had accrued $1,500,000.

     (f)   Terrestrial Repeater System Contracts

     In August 1999, Holdings signed a contract with LCC International, Inc., a related party, calling for payments of approximately $115,000,000 for engineering and site preparation. As of September 30, 2000, Holdings has paid $30,818,000 under this contract, and accrued an additional $12,940,000. Holdings also entered into a contract effective October 22, 1999, with Hughes Electronics Corporation for the design, development and manufacture of the terrestrial repeaters. Payments under this contract are expected to be approximately $128,000,000. As of September 30, 2000, Holdings had paid $12,858,000 under this contract.

     (g)   General Motors Distribution Agreement

     Holdings has signed a long-term distribution agreement with the OnStar division of General Motors providing for the installation of XM radios in General Motors vehicles. During the term of the agreement, which expires 12 years from the commencement date of Holdings' commercial operations, General Motors has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. Holdings will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-General Motors vehicles that are sold for use in the United States. Holdings has significant annual, fixed payment obligations to General Motors for four years following commencement of commercial service. These payments approximate $35,000,000 in the aggregate during this period. Additional annual fixed payment obligations beyond the initial four years of the contract term range from less than $35,000,000 to approximately $130,000,000 through 2009, aggregating approximately $400,000,000. In order to encourage the broad installation of XM radios in General Motors vehicles, Holdings has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to General Motors when the owners of General Motors vehicles with installed XM radios become subscribers for Holdings' service. Holdings must also share with General Motors a percentage of the subscription revenue attributable to General Motors vehicles with installed XM radios, which percentage increases until there are more than 8 million General Motors vehicles with installed XM radios. Holdings will also make available to General Motors bandwidth on XM's systems. The agreement is subject to renegotiations at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio's service. The agreement is subject to renegotiations if, four years after the commencement of Holdings' commercial operations and at two-year intervals thereafter, GM does not achieve and maintain specified installation levels of General Motors vehicles capable of receiving Holdings' service, starting with 1,240,000 units after four years, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. General Motors' exclusivity obligations will discontinue if, four years after Holdings commences commercial operations and at two-year intervals thereafter, Holdings fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market.

     (h)   Sony Warrant

     In February 2000, Holdings issued a warrant to Sony exercisable for shares of its Class A common stock. The warrant will vest at the time that Holdings attains its millionth customer, and the number of shares underlying the warrant will be determined by the percentage of XM Radios that have a Sony brand name as of the vesting date. If Sony achieves its maximum performance target, it will receive 2% of the total number of shares of Holdings' Class A common stock on a fully-diluted basis upon exercise of the warrant. The exercise price of the Sony

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     warrant will equal 105% of fair market value of the Class A common stock on the vesting date, determined based upon the 20-day trailing average.

     (i)   Prior Litigation

     On January 12, 1999, Sirius Radio, the other holder of an FCC satellite radio license, commenced an action against Holdings in the United States District Court for the Southern District of New York, alleging that Holdings was infringing or would infringe three patents assigned to Sirius Radio. In its complaint, Sirius Radio sought money damages to the extent Holdings manufactured, used or sold any product or method claimed in their patents and injunctive relief. On February 16, 2000, this suit was resolved in accordance with the terms of a joint development agreement between Holdings and Sirius Radio and both companies agreed to cross-license their respective property. Each party is obligated to fund one half of the development cost for a unified standard for satellite radios. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. The amounts for these fees or credits will be determined over time by agreement of the parties or by arbitration. However, if this agreement is terminated before the value of the license has been determined due to Holdings' failure to perform a material covenant or obligation, then this suit could be refiled.

     (j)   Series C Convertible Redeemable Preferred Stock

     On July 7, 2000, Holdings reached an agreement for a private offering of 235,000 shares of its Series C convertible redeemable preferred stock for $1,000.00 per share, which closed on August 8, 2000 and yielded net proceeds of approximately $206,379,000 and a stock subscription of $20,000,000, which earns interest at 7% per annum and is payable on November 30, 2000. The Series C convertible redeemable preferred stock provides for 8.25% cumulative dividends payable in cash. The Series C convertible redeemable preferred stock is convertible, at the holders' option, into Class A common stock at the conversion price then in effect. Currently, the conversion price is $26.50, but may change upon the occurrence of certain dilutive events. Holdings must redeem the Series C convertible redeemable preferred stock in Class A common stock on February 1, 2012. At its option, Holdings may redeem the Series C convertible redeemable preferred stock beginning on February 8, 2005 in cash or, at the holder's option, in Class A Common Stock. As a result of the current conversion price of $26.50 being less than the market value of Holdings' Class A common stock of $40.375 on the commitment date, Holdings recorded a $123.0 million beneficial conversion charge that reduced earnings available to common stockholders. The issuance of the Series C preferred stock also caused the exercise price of the warrants sold in March 2000 to be adjusted to $47.94 and the number of warrant shares to be increased to 8.285948 per warrant.

     (k)  Application for Change of Control

     On July 14, 2000, Holdings filed an application with the FCC to allow Holdings to transfer its control from Motient to a diffuse group of owners, none of whom will have controlling interest. This application is pending with the FCC. If the application is granted, Motient would still retain its Board of Directors membership but would no longer have the right to elect a majority of Holdings' Board of Directors.

     (l)  Stock Dividend on Series B Convertible Redeemable Preferred Stock

     On August 1, 2000, Holdings paid its regular quarterly dividend on its 8.25% Series B convertible redeemable preferred stock. The dividend was paid in shares of Class A common stock and 57,114 shares of Class A common stock were issued to the holders of record on July 21, 2000.

     (m)  Series B Convertible Redeemable Preferred Stock Conversion

     In August 2000, Holdings entered into agreements with certain holders of its 8.25% Series B convertible redeemable preferred stock to exchange their shares of 8.25% Series B convertible redeemable preferred stock for shares of Holdings' Class A common stock. By August 31, 2000, Holdings had issued 1,700,016 shares of its Class A common stock in exchange for 1,132,711 shares of its 8.25% Series B convertible redeemable preferred stock. Holdings recorded a $11.2 million charge to earnings attributable to common stockholders in the third

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     quarter related to this transaction. This charge represents the difference in the fair value of the stock issued upon this conversion in excess of the stock that the holders were entitled to upon a voluntary conversion.

     (n)  Accounting for Repriced Stock Options

     During the quarter, Holdings adopted Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation, (FIN 44) effective July 1, 2000 to account for all options repriced by Holdings during the period covered by FIN 44. The application resulted in additional compensation expense of $4,787,000 recognized during the quarter ended September 30, 2000. Additional compensation charges may result depending upon the market value of the common stock at each balance sheet date.

 (7) Subsequent Events

     (a) Preferred Stock Dividend on Series B Convertible Redeemable Preferred Stock

     On October 5, 2000, Holdings announced its regular quarterly dividend on its 8.25% Series B convertible redeemable preferred stock, which was paid on November 1, 2000. The dividend was paid in shares of Class A common stock and 25,734 shares of Class A common stock were issued to the holders of record on October 20, 2000. The net loss attributable to common stockholders reflects the accrual and payment of the dividends to the preferred stockholders as of September 30, 2000.

                     XM SATELLITE RADIO INC. AND SUBSIDIARY
                          (A Development Stage Company)

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS Three-Month and Nine-Month Periods ended September 30, 1999 and 2000, and for the period
       from December 15, 1992 (date of inception) to September 30, 2000


                                                                    Three Months ended    Nine Months ended   December 15, 1992
                                                                        September 30,        September 30,  (date of inception) to
                                                                        1999       2000      1999     2000    September 30, 2000
                                                                        ----       ----      ----     ----  ----------------------
                                                                                       (in thousands, except share data)
Revenue...........................................................     $    --    $     --   $     --    $      --     $      --
                                                                       -------    --------      -----    ---------     ---------

Operating expenses:
  Research and development........................................       2,219       2,895      3,597        7,634        18,849
  Professional fees...............................................       3,372       5,747      5,932       16,460        32,740
  General and administrative......................................       2,982      19,460      7,485       34,696        55,174
                                                                       -------    --------   --------    ---------     ---------

   Total operating expenses.......................................       8,573      28,102     17,014       58,790       106,763
                                                                       -------    --------   --------    ---------     ---------

   Operating loss.................................................      (8,573)    (28,102)   (17,014)     (58,790)     (106,763)

Other income (expense) --interest income (expense), net...........         (13)      7,680         63       20,664        21,095
                                                                       -------    --------   --------    ---------     ---------

   Net loss.......................................................     $(8,586)   $(20,422)  $(16,951)   $ (38,126)    $ (85,668)
                                                                       =======    ========   ========    =========     =========

See accompanying notes to unaudited condensed consolidated financial statements.

                     XM SATELLITE RADIO INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    December 31, 1999 and September 30, 2000

                                                                                              December 31,    September 30,
                                                                                                  1999            2000
                                                                                                  ----            ----
                                                                                                               (unaudited)
                                                                                            (in thousands, except share data)
ASSETS
Current assets:
   Cash and cash equivalents..............................................................      $ 49,630      $  311,302
   Short-term investments.................................................................        69,472              --
   Restricted investments.................................................................            --          93,404
   Prepaid and other current assets.......................................................         1,077           1,424
                                                                                                --------      ----------

     Total current assets.................................................................       120,179         406,130
Other assets:
   Restricted investments, net of current portion.........................................            --          60,743
   System under construction..............................................................       333,500         703,869
   Property and equipment, net............................................................         2,551          42,133
   Goodwill and intangibles, net..........................................................        25,380          24,348
   Other assets, net......................................................................         3,524          13,655
                                                                                                --------      ----------

     Total assets.........................................................................      $485,134      $1,250,878
                                                                                                ========      ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable.......................................................................      $ 23,258      $   48,036
   Accrued expenses.......................................................................         1,514           2,808
   Accrued interest on senior secured notes...............................................            --           1,896
   Royalty payable........................................................................         1,646           2,528
   Deferred lease benefit.................................................................            --             441
                                                                                                --------      ----------
     Total current liabilities............................................................        26,418          55,709

Senior secured notes......................................................................            --         262,815
Royalty payable, net of current portion...................................................         3,400           2,600
Deferred lease benefit, net of current portion............................................            --           3,936
Capital lease, net of current portion.....................................................           212             967
                                                                                                --------      ----------

     Total liabilities....................................................................        30,030         326,027
                                                                                                --------      ----------

Stockholder's equity:
   Common stock, par value $0.10; 3,000 shares authorized, 125 shares issued and outstanding
     at December 31, 1999 and September 30, 2000..........................................            --              --
   Additional paid-in capital.............................................................       502,646       1,010,519
   Deficit accumulated during development stage...........................................       (47,542)        (85,668)
                                                                                                ---------     -----------

     Total stockholder's equity...........................................................       455,104         924,851
                                                                                                --------      ----------
Commitments and contingencies
     Total liabilities and stockholder's equity...........................................      $485,134      $1,250,878
                                                                                                ========      ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                    XM SATELLITE RADIO INC. AND SUBSIDIARY
                         (A Development Stage Company)

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine-Month Period ended September 30, 1999 and 2000, and for the period from
          December 15, 1992 (date of inception) to September 30, 2000

                                                                            Nine Months ended            December 15, 1992
                                                                              September 30,           (date of inception) to
                                                                          1999            2000          September 30, 2000
                                                                          ----            ----          ------------------
                                                                                      (in thousands)
Cash flows from operating activities:
  Net loss...........................................................  $ (16,951)     $ (38,126)            $  (85,668)
  Adjustments to reconcile net loss to net
    Cash used in operating activities:
   Depreciation and amortization.....................................        191          2,004                  3,571
   Amortization of deferred financing fees...........................         --             --                    509
    Non-cash stock compensation......................................        140          8,264                 14,732
    Changes in operating assets and liabilities:
    Increase in prepaid and other current assets.....................       (389)          (347)                (1,424)
    (Increase) decrease in other assets..............................         48            (29)                  (640)
    Increase (decrease) in accounts payable and
      accrued expenses...............................................        810         13,480                 27,594
                                                                       ---------      ---------             ----------

      Net cash used in operating activities..........................    (16,151)       (14,754)               (41,326)
                                                                       ---------      ---------             ----------

Cash flows from investing activities:
   Purchase of property and equipment................................       (478)       (36,651)               (39,162)
   Additions to system under construction............................   (110,802)      (347,134)              (643,503)
   Net Purchase/Maturity of short-term investments...................         --         69,472                     --
   Purchase/Maturity of restricted investments.......................         --       (104,637)              (104,637)
   Other investing activities........................................     (6,085)       (55,122)               (55,122)
                                                                       ---------      ---------             ----------

    Net cash used in investing activities............................   (117,365)      (474,072)              (842,424)
                                                                       ---------      ---------             ----------

Cash flows from financing activities:
    Proceeds from sale of securities and
     capital contribution from Holdings..............................    133,959        499,609                935,186
   Proceeds from issuance of options.................................         --             --                    500
   Proceeds from issuance of 14% Senior Secured Notes ...............         --        259,254                259,254
   Proceeds from loans payable to related party......................         --             --                  8,477
   Payments for deferred financing costs.............................         --         (8,365)                (8,365)
   Other net financing activities....................................        (84)            --                     --
                                                                       ---------      ---------             ----------

    Net cash provided by financing activities........................    133,875        750,498              1,195,052
                                                                       ---------      ---------             ----------


    Net increase (decrease) in cash and cash equivalents.............        359        261,672                311,302

Cash and cash equivalents at beginning of period.....................        310         49,630                     --
                                                                       ---------      ---------             ----------

Cash and cash equivalents at end of period...........................  $     669      $ 311,302             $  311,302
                                                                       =========      =========             ==========

                    XM SATELLITE RADIO INC. AND SUBSIDIARY
                         (A Development Stage Company)

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine-Month Period ended September 30, 1999 and 2000, and for the period from
          December 15, 1992 (date of inception) to September 30, 2000



                                                                           Nine Months ended            December 15, 1992
                                                                              September 30,          (date of inception) to
                                                                          1999          2000           September 30, 2000
                                                                          ----          ----           ------------------
                                                                                      (in thousands)
Supplemental cash flow disclosure:
  Increase in FCC license, goodwill and intangibles..................   $ 51,624      $     --              $ 51,624
  Loan converted into additional paid-in capital.....................         --            --                 8,477
  Non-cash interest capitalized......................................         --         6,019                 6,019
  Accrued system milestone payments..................................      5,000        32,052                32,052
  Property acquired through capital lease............................        431         1,250                 1,720
  Use of deposit for terrestrial repeater contract...................         --         3,422                    --

See accompanying notes to unaudited condensed consolidated financial statements.

                    XM SATELLITE RADIO INC. AND SUBSIDIARY
                         (A Development Stage Company)
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization and Business

XM Satellite Radio Inc. ("XM") was incorporated on December 15, 1992 in the State of Delaware as a wholly owned subsidiary of Motient Corporation ("Motient"), formerly American Mobile Satellite Corporation, for the purpose of procuring a digital audio radio service ("DARS") license. Business activity for the period from December 15, 1992 through December 31, 1996 was insignificant. Pursuant to various financing agreements entered into in 1997 between Motient, XM and WorldSpace, Inc. ("WSI"), WSI acquired a 20 percent interest in XM.

On May 16, 1997, Motient and WSI formed XM Satellite Radio Holdings Inc. ("Holdings") as a holding company for XM in connection with the construction, launch and operation of a domestic communications satellite system for the provision of DARS. Motient and WSI exchanged their respective interests in XM for equivalent interests in Holdings, which had no assets, liabilities or operations prior to the transaction.

(2)  Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of XM Satellite Radio Inc. and its subsidiary, XM Radio Inc. All significant intercompany transactions and accounts have been eliminated. XM's management has devoted substantially all of its time to the planning and organization of XM, obtaining its DARS license, and to the process of addressing regulatory matters, performing research and development programs, conducting market research, constructing the satellite system, securing content providers, and securing adequate debt and equity capital for anticipated operations and growth. XM has not generated any revenues and planned principal operations have not commenced. Accordingly, XM's financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of XM Satellite Radio Inc. and subsidiary, a development stage entity, as of September 30, 2000, and the results of operations for the three and nine months ended September 30, 1999 and 2000 and the period from December 15, 1992 (date of inception) through September 30, 2000 and the cash flows for the nine months ended September 30, 1999 and 2000 and the period from December 15, 1992 (date of inception) through September 30, 2000. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures.

(3)  Restricted Investments

Restricted investments consist of fixed income securities and are stated at amortized costs plus accrued interest income. The securities included in restricted investments are $104.6 million of US Treasury strips restricted to provide for the remaining five of the first six scheduled interest payments on XM's 14% Senior Secured Notes due 2010, which are classified as held-to-maturity securities under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and $49.5 million in money market funds for scheduled milestone payments under the Hughes Electronics Corporation contract. The first interest payment on XM's 14% Senior Secured Notes of $22.75 million was due and made on September 15, 2000.

(4)  Commitments and Contingencies

   (a)  FCC License

   The FCC has established certain system development milestones that must be met for XM to maintain its license to operate the system. XM believes that it is proceeding into the system development as planned and in accordance with the FCC milestones.

   (b)   Application for Review of FCC License

                    XM SATELLITE RADIO INC. AND SUBSIDIARY
                         (A Development Stage Company)
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   One of the losing bidders for the DARS licenses filed an Application for Review by the full FCC of the Licensing Order which granted XM its FCC license. The Application for Review alleges that WSI had effectively taken control of XM without FCC approval. The FCC or the U.S. Court of Appeals has the authority to overturn the award of the FCC license should they rule in favor of the losing bidder. Although XM believes that its right to the FCC license will withstand the challenge as WSI is no longer a stockholder in XM, no prediction of the outcome of this challenge can be made with any certainty.

   (c)   Technical Services

   Effective January 1, 1998, Holdings entered into agreements with Motient and WorldSpace Management Corporation ("WorldSpace MC"), an affiliate of WSI, in which Motient and WorldSpace MC would provide technical support in areas related to the development of a DARS system. Payments for services provided under these agreements are made based on negotiated hourly rates. These agreements may be terminated by the parties on or after the date of the commencement of commercial operation following the launch of XM's first satellite. There are no minimum services purchase requirements. XM incurred costs of $66,000 and $172,000 under its agreement with Motient and no costs were incurred under its agreement with WorldSpace MC during the quarter ended September 30, 2000 and 1999, respectively. XM incurred costs of $212,000 and $282,000 under its agreement with Motient and no costs were incurred under its agreement with WorldSpace MC during the nine months ended September 30, 2000 and 1999, respectively. XM incurred costs of $849,000 under its agreement with Motient and $4,357,000 in costs were incurred under its agreement with WorldSpace MC from December 15, 1992 (date of inception) through September 30, 2000.

   (d)   Technology Licenses

   Effective January 1, 1998, XM entered into a technology licensing agreement with Motient and WorldSpace MC by which as compensation for certain licensed technology then under development to be used in the XM Radio system, XM will pay up to $14,300,000 to WorldSpace MC over a ten-year period. As of September 30, 2000, XM incurred costs of $6,696,000 payable to WorldSpace MC. Any additional amounts to be incurred under this agreement are dependent upon further development of the technology, which is at XM's option. No liability exists to Motient or WorldSpace MC should such developments prove unsuccessful. XM maintains an accrual of $5,128,000 payable to WorldSpace MC, for quarterly royalty payments to be made. In addition, XM agreed to pay 1.2 percent of quarterly net revenues to WorldSpace MC and a royalty of $0.30 per chipset, payable to WorldSpace MC, for equipment manufactured using certain source encoding and decoding signals technology.

   (e)   Satellite Contract

   During the first half of 1999, XM and Boeing Satellite Systems International, Inc. ("BSS" - formerly Hughes Space and Communications, Inc.) amended the satellite contract to construct and launch XM's satellites to implement a revised work timetable, payment schedule to reflect the timing of the receipt of additional funding, and technical modifications. XM expects to incur total payment obligations under this contract of approximately $541,300,000, which includes amounts XM expects to pay pursuant to the exercise of the option to build the ground spare satellite and certain financing costs and in-orbit incentive payments. On June 27, 2000, XM exercised the option to build the ground spare. As of September 30, 2000, XM had paid $461,146,000 under the Satellite contract with BSS and had accrued $1,500,000.

   (f)   Terrestrial Repeater System Contracts

   In August 1999, XM signed a contract with LCC International, Inc., a related party, calling for payments of approximately $115,000,000 for engineering and site preparation. As of September 30, 2000, XM has paid $30,818,000 under this contract, and accrued an additional $12,940,000. XM also entered into a contract effective October 22, 1999, with Hughes Electronics Corporation for the design, development and manufacture of the terrestrial repeaters. Payments under this contract are expected to be approximately $128,000,000. As of September 30, 2000, XM had paid $12,858,000 under this contract.

                    XM SATELLITE RADIO INC. AND SUBSIDIARY
                         (A Development Stage Company)
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   (g)   General Motors Distribution Agreement

   XM has signed a long-term distribution agreement with the OnStar division of General Motors providing for the installation of XM radios in General Motors vehicles. During the term of the agreement, which expires 12 years from the commencement date of XM's commercial operations, General Motors has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. XM will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-General Motors vehicles that are sold for use in the United States. XM has significant annual, fixed payment obligations to General Motors for four years following commencement of commercial service. These payments approximate $35,000,000 in the aggregate during this period. Additional annual fixed payment obligations beyond the initial four years of the contract term range from less than $35,000,000 to approximately $130,000,000 through 2009, aggregating approximately $400,000,000. In order to encourage the broad installation of XM radios in General Motors vehicles, XM has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to General Motors when the owners of General Motors vehicles with installed XM radios become subscribers for XM's service. XM must also share with General Motors a percentage of the subscription revenue attributable to General Motors vehicles with installed XM radios, which percentage increases until there are more than 8 million General Motors vehicles with installed XM radios. XM will also make available to General Motors bandwidth on XM's systems. The agreement is subject to renegotiations at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio's service. The agreement is subject to renegotiations if, four years after the commencement of XM's commercial operations and at two-year intervals thereafter GM does not achieve and maintain specified installation levels of General Motors vehicles capable of receiving XM's service, starting with 1,240,000 units after four years, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. General Motors' exclusivity obligations will discontinue if, four years after XM commences commercial operations and at two-year intervals thereafter, XM fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market.

   (h)   Sony Warrant

   In February 2000, Holdings issued a warrant to Sony exercisable for shares of Holdings' Class A common stock. The warrant will vest at the time that XM attains its millionth customer, and the number of shares underlying the warrant will be determined by the percentage of XM Radios that have a Sony brand name as of the vesting date. If Sony achieves its maximum performance target, it will receive 2% of the total number of shares of Holdings' Class A common stock on a fully-diluted basis upon exercise of the warrant. The exercise price of the Sony warrant will equal 105% of fair market value of Holdings' Class A common stock on the vesting date, determined based upon the 20-day trailing average.

   (i)   Prior Litigation

   On January 12, 1999, Sirius Radio, the other holder of an FCC satellite radio license, commenced an action against XM in the United States District Court for the Southern District of New York, alleging that XM was infringing or would infringe three patents assigned to Sirius Radio. In its complaint, Sirius Radio sought money damages to the extent XM manufactured, used or sold any product or method claimed in their patents and injunctive relief. On February 16, 2000, this suit was resolved in accordance with the terms of a joint development agreement between XM and Sirius Radio and both companies agreed to cross-license their respective property. Each party is obligated to fund one half of the development cost for a unified standard for satellite radios. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. The amounts for these fees or credits will be determined over time by agreement of the parties or by arbitration. However, if this agreement is terminated before the value of the license has been determined due to XM's failure to perform a material covenant or obligation, then this suit could be refiled.

                    XM SATELLITE RADIO INC. AND SUBSIDIARY
                         (A Development Stage Company)
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   (j)  Holdings' Issuance of  Series C Convertible Redeemable Preferred Stock

          On July 7, 2000, Holdings reached an agreement for a private offering of 235,000 shares of its Series C convertible redeemable preferred stock for $1,000.00 per share, which closed on August 8, 2000 and yielded net proceeds of approximately $206,379,000, which were contributed to XM as additional paid-in capital and a stock subscription of $20,000,000, which earns interest at 7% per annum and is payable on November 30, 2000. The Series C convertible redeemable preferred stock provides for 8.25% cumulative dividends payable in cash. The Series C convertible redeemable preferred stock is convertible, at the holders' option, into Holdings' Class A common stock at the conversion price then in effect. Currently, the conversion price is $26.50, but may change upon the occurrence of certain dilutive events. At its option, Holdings may redeem the Series C convertible redeemable preferred stock beginning on February 8, 2005 in cash or, at the holder's option, in Class A common stock. Holdings must redeem the Series C convertible redeemable preferred stock in Class A common stock on February 1, 2012.

   (k)  Accounting for Repriced Stock Options

   During the quarter, XM adopted Financial Accounting Standards Board Interpretation No.44, Accounting for Certain Transactions Involving Stock Compensation, (FIN 44) effective July 1, 2000 to account for all options repriced by XM during the period covered by FIN 44. The application resulted in additional compensation expense of $4,787,000 recognized during the quarter ended September 30, 2000. Additional compensation charges may result depending upon the market value of the common stock at each balance sheet date.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections herein, including statements regarding the development of our business, the markets for our services, our anticipated capital expenditures, and other similar statements are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements use such words as "plans," "expects," "will," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believes," "anticipates," "intends," "may," "should," "continue," "seek," "could" and other similar reasonable expressions. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, the key factors that have a direct bearing on our future results of operations. These are the potential risk of delay in implementing our business plan; possible increased costs of construction and launch of necessary satellites; dependence on Boeing Satellite Systems International, Inc. ("BSS" - formerly Hughes Space and Communications, Inc.), LCC International, and consumer electronics manufacturers; the availability of receivers and antennas; risk of launch failure; unproven market for our proposed service; unproven application of existing technology; difficulties in developing with Sirius Radio a unified standard for satellite radio; our need for additional financing, as well as other risks referenced from time to time in filings with the SEC, including XM Satellite Radio Holdings Inc's Form S-1, filed September 7, 2000. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect the occurrence of unanticipated events.

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included herewith, and with our Management's Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and notes thereto for the three year period ended December 31, 1999, and for the period from December 15, 1992 (date of inception) to December 31, 1999, included in our Annual Report on Form 10-K as well as the Form S-4 filed in September, 2000 for XM Satellite Radio Inc.

INTRODUCTION

This quarterly report is filed jointly by XM Satellite Radio Holdings Inc. ("Holdings") and XM Satellite Radio Inc. ("XM"). XM is a wholly-owned subsidiary of Holdings. Accordingly, the management's discussion and analysis section of this report focuses on the financial condition and results of operations of Holdings but contains an explanation of any differences between the two companies.

OVERVIEW

XM Satellite Radio Inc. was incorporated in Delaware in 1992 as a wholly-owned subsidiary of Motient Corporation ("Motient"), formerly American Mobile Satellite Corporation. XM Satellite Radio Holdings Inc. became a holding company for XM Satellite Radio Inc. in early 1997.

In October 1999, Holdings completed an initial public offering which yielded net proceeds of $114.1 million. Concurrent with the closing of its initial public offering, $250.0 million of Holdings' Series A subordinated convertible notes, together with associated accrued interest, converted into shares of Holdings' Series A convertible preferred stock and shares of Holdings' Class A common stock. The net proceeds from these offerings were contributed to XM. Additionally, $103.1 million of convertible notes issued to Motient by Holdings, together with associated accrued interest, converted into shares of Holdings' Class B common stock.

     In the first three quarters of 2000:

     . Holdings completed a follow-on offering of 4,370,000 shares of its Class A common stock, which yielded net proceeds of $132.1 million that were contributed to XM;

     . Holdings completed a concurrent offering of 2,000,000 shares of Series B convertible redeemable preferred stock, which yielded net proceeds of $96.5 million that were contributed to XM, and

     . Holdings and XM completed a private placement of 325,000 units, each consisting of $1,000 principal amount of 14% senior secured notes due 2010 of XM and one warrant to purchase 8.024815 shares of Holdings' Class A common stock at $49.50 per share, which yielded net proceeds of $191.3 million excluding $123.0 million for an interest reserve, after $65.7 million was contributed to XM by Holdings.

     . Holdings completed a private placement of 235,000 shares of its Series C convertible redeemable preferred stock for $1,000.00 per share, which yielded net proceeds of approximately $206,379,000 that were contributed to XM and a stock subscription of $20,000,000. The issuance of the Series C preferred stock caused the exercise price of the warrants sold in March 2000 to be adjusted to $47.94.

     We are in the development stage. Since our inception in December 1992, we have devoted our efforts to establishing and commercializing the XM Radio system. Our activities were fairly limited until 1997, when we pursued and obtained regulatory approval from the FCC to provide satellite radio service. Our principal activities to date have included

     .    designing and developing the XM Radio system;

     . negotiating contracts with satellite and launch vehicle operators, specialty programmers, radio manufacturers and car manufacturers;

     .    developing technical standards and specifications;

     .    conducting market research; and

     .    securing financing for working capital and capital expenditures.

We have incurred substantial losses to date and expect to continue to incur significant losses for the foreseeable future as we continue to design, develop and deploy the XM Radio system and for some period following our commencement of commercial operations.

We intend to capitalize all costs related to our satellite contract and our FCC license, including all applicable interest. These capitalized costs will be depreciated over the estimated useful lives of the satellites and ground control stations. Depreciation of our satellites will commence upon in-orbit delivery. Depreciation of our satellite control facilities and terrestrial repeaters and the amortization of our FCC license will commence upon commercial operations.

After we begin commercial operations, which we are targeting for the second quarter of 2001, we anticipate that our revenues will consist primarily of customers' subscription fees and advertising revenues.

Results of Operations

Three Months Ended September 30, 2000 Compared With Three Months Ended September 30, 1999

                                                          Holdings                             XM
                                                     ------------------                ------------------
                                                     Three months ended                Three months ended
                                                     ------------------                ------------------
                                                        September 30,                     September 30,
                                                        -------------                     -------------
                                                   2000               1999            2000            1999
                                                 --------           --------        --------        --------
                                                                        (in thousands)
Research and development.....................    $  2,895           $  2,219        $  2,895        $  2,219
Professional fees............................       5,747              3,372           5,747           3,372
General and administrative expenses..........      19,467              3,783          19,460           2,982
Interest income..............................       8,049                855           7,680              30
Interest expense.............................          --             (8,883)             --             (43)
Net loss.....................................     (20,060)           (17,402)        (20,422)         (8,586)

XM Satellite Radio Holdings Inc. and Subsidiaries

Research and Development. Research and development expenses increased to approximately $2.9 million for the three months ended September 30, 2000, compared with approximately $2.2 million for the three months ended September 30, 1999. The increase in the research and development expenses primarily resulted from the increased activity relating to our system technology development during the third quarter of 2000.

Professional Fees. Professional fees increased to approximately $5.7 million for the three months ended September 30, 2000, compared with $3.4 million for the three months ended September 30, 1999. The increase primarily reflects additional legal, regulatory and marketing expenses as we engaged more consultants, including incurring $2.8 million for enterprise information technology consultants. We expect the professional fees to trend upward as we continue to develop market strategies.

General and Administrative. General and administrative expenses increased to $19.5 million for the three months ended September 30, 2000, compared with $3.8 million for the three months ended September 30, 1999. The increase reflects increased headcount, facilities, equipment, and sales and marketing expenses. We have granted certain key executives stock options and recorded a non-cash compensation charge of approximately $1.2 million in the third quarter of 2000 primarily for performance-based stock options. We also recorded non-cash compensation charges of approximately $4.8 million during the quarter as a result of adopting the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"). We will continue to recognize quarterly non-cash compensation charges in accordance with FIN 44 depending on the market value of Holdings' Class A common stock at the end of each quarter. We also continued the amortization of goodwill and other intangibles during the third quarter of 2000. We anticipate general and administrative expenses to continue to increase through commercial operations.

Interest Income. Interest income increased to $8.0 million for the three months ended September 30, 2000, compared to the three months ended September 30, 1999, which was insignificant. The increase was the result of higher average balances of cash and cash equivalents during the three months ended September 30, 2000, as increased by the proceeds from the private placement of Series C convertible redeemable preferred stock in the third quarter of 2000, which exceeded expenditures for satellite and launch vehicle construction, other capital expenditures and operating expenses.

Interest Expense. We capitalized interest costs of $13.3 million and $9.3 million associated with our FCC license and the XM Radio system during the three months ended September 30, 2000 and 1999, respectively. The increase in interest costs was the result of the incurrence of new debt during the first quarter of 2000. Further, the interest capitalization threshold was exceeded during the quarter ended September 30, 1999.

Net Loss. The net loss for the three-month periods ended September 30, 2000 and 1999 was $20.1 million and $17.4 million, respectively. The increase in net losses for the three months ended September 30, 2000, compared with the three months ended September 30, 1999, reflects additional general and administration expenses, primarily due to increased headcount, facility, equipment, and sales and marketing expenses in preparation for commercial operations and the amortization of goodwill and intangibles.

XM Satellite Radio Inc. and Subsidiary

The results of operations for XM and its subsidiary were substantially the same as the results for Holdings and its subsidiaries discussed above. The results of XM's operations were also impacted by an increase in interest income to $7.7 million as a result of higher average balances of cash and cash equivalents exceeding the amounts of expenditures for satellite and launch vehicle construction, other capital expenditures and operating expenses.

Nine Months Ended September 30, 2000 Compared With Nine Months Ended September 30, 1999


                                                         Holdings                             XM
                                                     -----------------                 -----------------
                                                     Nine months ended                 Nine months ended
                                                     -----------------                 -----------------
                                                       September 30,                     September 30,
                                                       -------------                     -------------
                                                   2000              1999             2000           1999
                                                 --------          --------         --------       --------
                                                                      (in thousands)
Research and development.....................    $  7,634          $  3,597         $  7,634       $  3,597
Professional fees............................      16,534             5,932           16,460          5,932
General and administrative expenses..........      34,766             8,883           34,696          7,485
Interest income..............................      21,046               931           20,664            106
Interest expense.............................         --             (8,883)             --             (43)
Net loss.....................................     (37,888)          (25,767)         (38,126)       (16,951)

XM Satellite Radio Holdings Inc. and Subsidiaries

Research and Development. Research and development expenses increased to approximately $7.6 million for the nine months ended September 30, 2000, compared with approximately $3.6 million for the nine months ended September 30, 1999. The increase in the research and development expenses primarily resulted from increased activity relating to our system technology development during the nine months.

Professional Fees. Professional fees increased to approximately $16.5 million for the nine months ended September 30, 2000, compared with $5.9 million for the nine months ended September 30, 1999. The increase primarily reflects additional legal, regulatory and marketing expenses as we engaged more consultants, including incurring $8.4 million for enterprise information technology consultants. We expect the professional fees to trend upward as we continue to develop market strategies.

General and Administrative. General and administrative expenses increased to $34.8 million for the nine months ended September 30, 2000, compared with $8.3 million for the nine months ended September 30, 1999. The increase reflects increased headcount, facilities, equipment, and sales and marketing expenses. We have granted certain key executives stock options and incurred a non-cash compensation charge of approximately $3.5 million in the first nine months of 2000 primarily for performance-based stock options. We also recorded non-cash compensation charges of approximately $4.8 million during the quarter as a result of adopting the provisions of FIN 44. We will continue to recognize quarterly non-cash compensation charges in accordance with FIN 44 depending on the market value of Holdings' Class A common stock at the end of each quarter. We also continued the amortization of goodwill and other intangibles during the first nine months of 2000. We anticipate general and administrative expenses to continue to increase through commercial operations.

Interest Income. Interest income increased to $21.0 million for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, which was insignificant. The increase was the result of higher average balances of cash and cash equivalents during the nine months ended September 30, 2000, due to the proceeds from the private placement of 14% senior secured notes and warrants, the public offerings of Class A common stock and Series B convertible redeemable preferred stock and the private placement of Series C convertible redeemable preferred stock, all in the first nine months of 2000, which exceeded expenditures for satellite and launch vehicle construction, other capital expenditures and operating expenses.

Interest Expense. We capitalized interest costs of $28.8 million and $17.6 million associated with our FCC license and the XM Radio system during the nine months ended September 30, 2000 and 1999, respectively. The increase in interest costs was the result of the incurrence of new debt during the first quarter of 2000. Further, the interest capitalization threshold was exceeded during the nine months ended September 30, 1999.

Net Loss. The net loss for the nine-month periods ended September 30, 2000 and 1999 was $37.9 million and $25.8 million, respectively. The increase in net losses for the nine months ended September 30, 2000, compared with the nine months ended September 30, 1999, reflects increases in research and development and professional fees expenses, and additional general and administration expenses, primarily due to increased headcount, facility, equipment, and sales and marketing expenses in preparation for commercial operations and the amortization of goodwill and intangibles.

XM Satellite Radio Inc. and Subsidiary

The results of operations for XM and its subsidiary were substantially the same as the results for Holdings and its subsidiaries discussed above. The results of XM's operations were also impacted by an increase in interest income to $20.7 million as a result of higher average balances of cash and cash equivalents exceeding the amounts of expenditures for satellite and launch vehicle construction, other capital expenditures and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, we had a total of cash and cash equivalents of $312.7 million, which excludes the $154.1 million of restricted investments, and working capital of $351.7 million, compared with cash, cash equivalents and short-term investments of $120.2 million and working capital of $94.7 million at December 31, 1999. The increases in the respective balances are due primarily to the proceeds from the issuance of Holdings' Series B convertible redeemable preferred stock, which yielded net proceeds of $96.5 million, a concurrent follow-on offering of Holdings' Class A common stock, which yielded net proceeds of $132.1 million, a private placement of XM's 14% senior secured notes and Holdings' warrants, which yielded net proceeds of $191.3 million, and the issuance of Holdings' Series C convertible redeemable preferred stock which yielded net proceeds of $206.4 million and a stock subscription of $20.0 million, which in the aggregate, exceeded capital expenditures and operating expenses for the nine months ended September 30, 2000.

Funds Required for XM Radio Through Commencement of Commercial Operations

We estimate that we will require approximately $1.1 billion to develop and implement the XM Radio system from inception through the commencement of commercial operations, targeted for the second quarter of 2001. Since inception, we have raised an aggregate of $1.1 billion, net of expenses, interest reserve and repayment of debt. These funds are expected to be sufficient, in the absence of additional financing, to cover funding needs until we commence commercial operations.

Sources of Funds

To date, we have raised principally through Holdings approximately $1.1 billion of net proceeds, net of expenses, interest reserve and repayment of debt. These funds have been used to acquire our FCC license, make required payments for our system, including the satellites, terrestrial repeater system, and ground networks, and for working capital and operating expenses.

     In the first three quarters of 2000:

     . Holdings completed a follow-on offering of 4,370,000 shares of Class A common stock, yielding net proceeds of $132.1 million that were contributed to XM;

     . Holdings completed a concurrent offering of 2,000,000 shares of its Series B convertible redeemable preferred stock, which yielded net proceeds of $96.5 million that were contributed to XM; and

     . Holdings and XM completed a private placement of 325,000 units, each consisting of $1,000 principal amount of 14% senior secured notes due 2010 of XM, and one warrant to purchase 8.024815 shares of Holdings' Class A common stock at $49.50 per share that provided net proceeds of $191.3 million excluding $123.0 million for an interest reserve, after $65.7 million was contributed to us from Holdings.

     . Holdings closed a private offering of 235,000 shares of its Series C convertible redeemable preferred stock, which yielded net proceeds of approximately $206.4 million that were contributed to XM and a stock subscription of $20.0 million. Holdings recorded a $123.0 million beneficial conversion charge that reduced earnings available to common stockholders. The issuance of the Series C preferred stock also caused the exercise price of the warrants sold in March 2000 to be adjusted to $47.94.

Uses of Funds

Of the approximately $1.1 billion of funds to be used through commencement of commercial operations, an estimated $569.4 million are expected to be incurred under contracts presently in place and for our FCC license, which has already been paid for in full. Total capital expenditures from inception to September 30, 2000 totaled $682.7 million.

Satellite Contract. Under our satellite contract, Boeing Satellite Systems International, Inc. ("BSS" - formerly Hughes Space and Communications, Inc.) will deliver two satellites in orbit and complete construction of a ground spare satellite. BSS will also provide ground equipment and software to be used in the XM Radio system and certain launch and operations support services. We expect that by commencement of commercial operations in the second quarter of 2001, we will have had to pay an aggregate amount of approximately $472.6 million for these items and for BSS to complete the ground spare satellite. This amount does not include incentive payments, which will depend in part on projected satellite performance at the acceptance date. Such payments could total up to an additional $68.7 million over the useful lives of the satellites. As of September 30, 2000, we had paid approximately $461.1 million under our satellite contract and have recognized an additional $1.5 million in accrued milestone payments.

Launch Insurance. Based on current industry estimates, we expect that launch insurance for both satellites will cost approximately $50.0 million. As of September 30, 2000, we had paid $3.7 million with respect to launch insurance.

Terrestrial Repeater System. Based on the current design of the XM Radio system and existing contracts, we estimate that through our expected commencement of operations in the second quarter of 2001 we will incur aggregate costs of approximately $263.3 million for a terrestrial repeater system. We expect these costs to cover the capital cost of the design, development and installation of a system of terrestrial repeaters to cover approximately 70 cities and metropolitan areas. As of September 30, 2000, we had incurred costs with respect to the terrestrial repeater buildout of $56.6 million. In August 1999, we signed a contract with LCC International, Inc., a related party, calling for payments of approximately $115.0 million for engineering and site preparation. As of September 30, 2000, we had paid $30.8 million under this contract and accrued an additional $12.9 million. We also entered into a contract effective October 22, 1999, with Hughes Electronics Corporation for the design, development and manufacture of the terrestrial repeaters. Payments under this contract are expected to be approximately $128.0 million. As of September 30, 2000, we had paid $12.9 million under this contract.

Ground Segment. Based on the design of the XM Radio system, available research and existing contracts, we expect to incur aggregate ground segment costs through the expected commencement of operations in the second quarter of 2001 of approximately $65.9 million. We expect these costs will cover the satellite control facilities, programming production studios and various other equipment and facilities. As of September 30, 2000, we had incurred $48.2 million with respect to the ground segment.

FCC License. In October 1997, we received one of two satellite radio licenses issued by the FCC. We have paid approximately $90.0 million for this license, including the initial bid right. There are no further payments required relating to the license.

Operating Expenses and Working Capital Requirements. In addition to the above capital needs, we will require funds for working capital, operating expenses and royalty payments currently estimated to be approximately $138.3 million through targeted commercial launch in the second quarter of 2001. From inception through September 30, 2000, we have incurred total expenses of $92.6 million.

Joint Development Agreement Funding Requirements. We may require additional funds to pay license fees or make contributions towards the development of the technologies used to develop a unified standard for satellite radios under our joint development agreement with Sirius Radio. Each party is obligated to fund one half of the development cost for such technologies. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. The amounts of these fees or credits will be determined over time by agreement of the parties or by arbitration. We cannot predict at this time the amount of license fees or contribution payable by us or Sirius Radio or the size of the credits to us and Sirius Radio from the use of the other's technology. This may require significant additional capital.

Funds Required Following Commencement of Commercial Operations

Even after commencement of commercial operations, we expect to need significant additional funds to cover our cash requirements before we generate sufficient cash flow from operations to cover our expenses. We cannot accurately estimate the amount of additional funds needed, since it will depend on business decisions to be made in the future and revenues received from operations, but we expect the amount to be substantial. Funds will be needed to cover operating expenses, marketing and promotional expenses including an extensive marketing campaign in connection with the launch of our service, distribution expenses, programming costs and any further development of the XM Radio system that we may undertake after operations commence. Marketing and distribution expenses are expected to include joint advertising and joint development with and manufacturing subsidies of certain costs of some of our manufacturers and distribution partners. We cannot estimate accurately the total amount of these operational, promotional, subscriber acquisition, joint development and manufacturing costs and expenses, but they are expected to be substantial.

We will have significant payment obligations after commencement of operations under our distribution agreement with General Motors. We will pay an aggregate of approximately $35 million in the first four years following commencement of commercial service. After that, through 2009, we will have additional fixed annual payments ranging from less than $35 million to approximately $130 million, aggregating approximately $400 million. In order to encourage the broad installation of XM radios, we have agreed to subsidize a portion of the cost of XM radios and to make incentive payments to General Motors when the owners of General Motors vehicles with installed XM radios become subscribers for the XM Radio service. We must also share with General Motors a percentage of the subscription revenue attributable to General Motors vehicles with installed XM radios. This percentage increases until there are more than eight million General Motors vehicles with installed XM radios. This agreement is subject to renegotiation if General Motors does not achieve and maintain specified installation levels, starting with 1.24 million units after four years and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to our share of the satellite digital radio market.

We currently expect to satisfy our funding requirements for the period following commencement of commercial operations by selling debt or equity securities and by obtaining loans or other credit lines from banks or other financial institutions. In addition, we plan to raise funds through vendor financing arrangements associated with our terrestrial repeater project. If we are successful in raising additional financing, we anticipate that a significant portion of the financing will consist of debt. We are actively considering possible financings, and because of our substantial capital needs we may consummate one or more financings at any time.

We may not be able to raise any funds or obtain loans on favorable terms or at all. Our ability to obtain the required financing depends on several factors, including future market conditions; our success or lack of success in developing, implementing and marketing our satellite radio service; our future creditworthiness; and restrictions contained in agreements with our investors or lenders. If we fail to obtain any necessary financing on a timely basis, a number of adverse effects could occur. We could default on our commitments to creditors or others and may have to discontinue operations or seek a purchaser for our business or assets.

Recent Accounting Pronouncement

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"). FIN 44 further defines the accounting consequences of various modifications to the terms of a previously fixed stock option or award under APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 became effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998 or January 12, 2000. In July 1999, Holdings repriced 818,339 options and FIN 44 requires that these options be accounted for as variable from July 1, 2000 until the date the award is exercised, is forfeited, or expires unexercised. For those options that have vested as of July 1, 2000, compensation cost is recognized only to the extent that the exercise price exceeds the stock price on July 1, 2000. For those options that have not vested as of July 1, 2000, the portion of the award's intrinsic value measured at July 1, 2000 is recognized over the remaining vesting period. Additional compensation cost is measured for the full amount of any increases in stock price after the effective date and is recognized over the remaining vesting period. Any adjustment to compensation cost for further changes in the stock price after the award vests is recognized immediately. The effects of implementing FIN 44 required Holdings to recognize additional non-cash compensation of $4.8 million during the third quarter of 2000.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2000, we do not have any derivative financial instruments and do not intend to use derivatives. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds. Our long-term debt includes a fixed interest rate and the fair market value of the debt is sensitive to changes in interest rates. We run the risk that market rates will decline and the required payments will exceed those based on current market rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. Additionally, we believe that our exposure to interest rate risk is not material to our results of operations.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings.

         On January 12, 1999, Sirius Radio, the other holder of an FCC satellite radio license, commenced an action against us in the United States District Court for the Southern District of New York, alleging that we were infringing or would infringe three patents assigned to Sirius Radio. In its complaint, Sirius Radio sought money damages to the extent we manufactured, used or sold any product or method claimed in their patents and injunctive relief. This suit was dismissed without prejudice in February 2000 in accordance with the terms of a joint development agreement between XM Satellite Radio Inc. and Sirius Radio in which both companies agreed to develop a unified standard for satellite radios and license our respective intellectual property, including the patents that were the subject of the suit, for use in this joint development. If this agreement is terminated before the value of the licenses has been determined due to our failure to perform a material covenant or obligation, then this suit could be refiled.

Item 2.  Changes in Securities and Use of Proceeds.

         On August 8, 2000, Holdings completed a private placement of 235,000 shares of 8.25% Series C convertible redeemable preferred stock, which yielded gross proceeds of $235,000,000, or net proceeds of approximately $227,000,000 after expenses. The Series C preferred stock is convertible, at the holders' option, into Holdings' Class A common stock at the conversion price then in effect. Currently, the conversion price is $26.50. The Series C convertible redeemable preferred stock may be redeemed beginning on February 8, 2005 in cash or, at the holder's option, in Class A Common Stock. Holdings must redeem the Series C convertible redeemable preferred stock in Class A common stock on February 1, 2012. This sale was exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.

         In August 2000, Holdings issued 1,700,016 shares of its Class A common stock in exchange for 1,132,711 shares of its outstanding 8.25% Series B convertible redeemable preferred stock in transactions that were exempt from registration under Section 3(a)(9) of the Securities Act of 1933. The Class A common stock issued was previously registered in January 2000.

         On October 11, 2000, XM completed its offer to holders of its 14% Senior Secured Notes to exchange their Notes for Notes that had been registered under the Securities Act of 1933.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) At the annual meeting of the stockholders of XM Satellite Radio Holdings Inc., held on May 31, 2000, the matters described under (b) and (c) below were voted upon.

(b) The following nominees, constituting all of Holdings' directors at that time, were elected to Holdings' board of directors:

                                     Votes for            Votes Withheld
                                     ---------            --------------
Gary M. Parsons                     80,214,177                15,275
Hugh Panero                         80,214,177                15,275
Nathaniel A. Davis                  80,217,693                11,859
Thomas J. Donohue                   80,217,692                11,860
Randall T. Mays                     79,974,072               255,480
Randy S. Segal                      80,213,777                15,775
Jack Shaw                           80,213,777                15,775
Rajendra Singh                      80,214,173                15,379
Ronald L. Zarrella                  79,972,582               256,970

(c)(1) The vote on the amendment to the Holdings' 1998 Shares Award Plan to increase the number of shares of Class A common stock that may be issued under the plan was 72,310,929 for, 1,819,569 against, 432,089 abstaining.

    (2) The vote on the ratification of KPMG LLP as the independent public accountants of XM Satellite Radio Holdings Inc. for the 2000 fiscal year was 80,217,782 for, 7,343 against, 4,427 abstaining.

Item 5.  Other information.

         Motient Corporation (formerly American Mobile Satellite Corporation) is Holdings' controlling stockholder. Motient has certain rights regarding the election of persons to serve on Holdings' board of directors and as of the date of this report, holds approximately 54% of the voting power of Holdings, or 46% giving effect to the conversion of all of Holdings' outstanding common stock equivalents. Motient cannot relinquish its position as Holdings' controlling stockholder, its right to designate a majority of Holdings' directors or hold less than 40% of Holdings' voting power without obtaining the prior approval of the FCC.

         On July 14, 2000, Holdings filed an application with the FCC to allow Holdings to transfer its control from Motient to a diffuse group of owners, none of whom will have controlling interest. This application is pending with the FCC. If the application is granted, Motient would still retain its Board of Directors membership but would no longer have the right to elect a majority of Holdings' Board of Directors.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits:

Exhibit No.                             Description
----------                              -----------

3.1/\     Restated Certificate of Incorporation of XM Satellite Radio Holdings
          Inc.

3.2/\     Restated Bylaws of XM Satellite Radio Holdings Inc.

3.3 Restated Certificate of Incorporation of XM Satellite Radio Inc. (incorporated by reference to XM's Registration Statement on Form S-4, File No. 333-39178).

3.4 Amended and Restated Bylaws of XM Satellite Radio Inc. (incorporated by reference to XM's Registration Statement on Form S-4, File No. 333-39178).

4.1 Form of Certificate for Holdings' Class A common stock (incorporated by reference to Exhibit 3 to Holdings' Registration Statement on Form 8-A, filed with the SEC on September 23, 1999).

4.2 Form of Certificate for Holdings' 8.25% Series B Convertible Redeemable Preferred Stock (incorporated by reference to Holdings' Registration Statement on Form S-1, File No. 333-93529).

4.3 Certificate of Designation Establishing the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of 8.25% Series B Convertible Redeemable Preferred Stock due 2012 (incorporated by reference to Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 16, 2000).

4.4 Warrant to purchase shares of Holdings' Class A common stock, dated February 9, 2000, issued to Sony Electronics, Inc. (incorporated by reference to Holdings' quarterly report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 12, 2000).

4.5 Warrant Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. as Issuer and United States Trust Company of New York as Warrant Agent (incorporated by reference to Holdings' Registration Statement on Form S-1, File No. 333-39176).

4.6 Warrant Registration Rights Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. and Bear, Stearns & Co., Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and Lehman Brothers Inc. (incorporated by reference to Holdings' Registration Statement on Form S-1, File No. 333-39176).

4.7 Form of Warrant (incorporated by reference to Holdings' Registration Statement on Form S-1, File No. 333-39176).

4.8 Certificate of Designation Establishing the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of the 8.25% Series C Convertible Redeemable Preferred Stock due 2012 (incorporated by reference to Holdings' Registration Statement on Form S-1, File No. 333-39176).

4.9 Form of Certificate for Holdings' 8.25% Series C Convertible Redeemable Preferred Stock (incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 333-39176).

4.10 Indenture, dated as of March 15, 2000, between XM Satellite Radio Inc. and United States Trust Company of New York (incorporated by reference to XM's Registration Statement on Form S-4, File No. 333-39178).

4.11 Registration Rights Agreement, dated March 15, 2000, between XM Satellite Radio Inc. and Bear, Stearns & Co. Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and Lehman Brothers Inc. (incorporated by reference to XM's Registration Statement on Form S-4, File No. 333-39178).

4.12 Form of 14% Senior Secured Note of XM Satellite Radio Inc. (incorporated by reference to XM's Registration Statement on Form S-4, File No. 333-39178).

4.13 Security Agreement, dated March 15, 2000, between XM Satellite Radio Inc. and United States Trust Company of New York (incorporated by reference to XM's Registration Statement on Form S-4, File No. 333-39178).

4.14 Pledge Agreement, dated March 15, 2000, between XM Satellite Radio Inc. and United States Trust Company of New York (incorporated by reference to XM's Registration Statement on Form S-4, File No. 333-39178).

10.1 Amended and Restated Shareholders' Agreement, dated as of August 8, 2000, by and among XM Satellite Radio Holdings Inc., Motient Corporation, Baron Asset Fund, Baron iOpportunity Fund, Baron Capital Asset Fund, Clear Channel Investments, Inc., Columbia XM Radio Partners, LLC, Columbia Capital Equity Partners III (QP), L.P., Columbia XM Satellite Partners III, LLC, DIRECTV Enterprises, Inc., General Motors Corporation, Madison Dearborn Capital Partners III, L.P., Special Advisors Fund I, LLC, Madison Dearborn Special Equity III, L.P., American Honda Motor Co., Inc. and Telcom-XM Investors, L.L.C. (incorporated by reference to Holdings' Registration Statement on Form S-1, File No. 333-39176).

10.2 Amended and Restated Registration Rights Agreement, dated as of August 8, 2000, by and among XM Satellite Radio Holdings Inc., Motient Corporation, Baron Asset Fund, Baron iOpportunity Fund, Baron Capital Asset Fund, Clear Channel Investments, Inc.,Columbia XM Radio Partners, LLC, Columbia Capital Equity Partners III (QP), L.P., Columbia XM Satellite Partners III, LLC, DIRECTV Enterprises, Inc., General Motors Corporation, Madison Dearborn Capital Partners III, L.P., Special Advisors Fund I, LLC, Madison Dearborn Special Equity III, L.P., American Honda Motor Co., Inc. and Telcom-XM Investors, L.L.C. (incorporated by reference to Holdings' Registration Statement on Form S-1, File No. 333-39176).

10.3/\ Note Purchase Agreement, dated June 7, 1999, by and between XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., Clear Channel Communications, Inc., DIRECTV Enterprises, Inc., General Motors Corporation, Telcom-XM Investors, L.L.C., Columbia XM Radio Partners, LLC, Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P., and Special Advisors Fund I, LLC (including form of Series A subordinated convertible note of XM Satellite Radio Holdings Inc. attached as Exhibit A thereto).

10.4/\* Technology Licensing Agreement by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999.

10.5/\* Technical Services Agreement between XM Satellite Radio Holdings Inc. and American Mobile Satellite Corporation, dated as of January 1, 1998, as amended by Amendment No. 1 to Technical Services Agreement, dated June 7, 1998.

10.6/\* Satellite Purchase Contract for In-Orbit Delivery, by and between XM Satellite Radio Inc. and Hughes Space and Communications International Inc., dated July 21, 1999.

10.7/\* Amended and Restated Agreement by and between XM Satellite Radio Inc. and STMicroelectronics Srl, dated September 27, 1999.

10.8/\* Distribution Agreement, dated June 7, 1999, between OnStar, a division of General Motors Corporation, and XM Satellite Radio Inc.

10.9/\* Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and DIRECTV, INC.

10.10/\* Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and Clear Channel Communication, Inc.

10.11/\* Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and TCM, LLC.

10.12/\ Agreement, dated as of July 16, 1999, between XM Satellite Radio Holdings Inc. and Gary Parsons.

10.13/\ Employment Agreement, dated as of June 1, 1998, between XM Satellite Radio Holdings Inc. and Hugh Panero.

10.14/\   Letter Agreement with Lee Abrams dated May 22, 1998.

10.15/\   Letter Agreement with Stelios Patsiokas dated September 14, 1998

10.16/\   Letter Agreement with Heinz Stubblefield dated May 22, 1998.

10.17/\ Form of Indemnification Agreement between XM Satellite Radio Holdings Inc. and each of its directors and executive officers.

10.18 1998 Shares Award Plan (incorporated by reference to Holdings' Registration Statement on Form S-8, File No. 333-42590).

10.19/\   Form of Employee Non-Qualified Stock Option Agreement.

10.20/\* Firm Fixed Price Contract #001 between XM Satellite Radio Inc. and the Fraunhofer Gesellschaft zur Foderung Der angewandten Forschung e.V., dated July 16, 1999.

10.21/\* Contract for Engineering and Construction of Terrestrial Repeater Network System by and between XM Satellite Radio Inc. and LCC International, Inc., dated August 18, 1999.

10.22 Employee Stock Purchase Plan (incorporated by reference to Holdings' Registration Statement on Form S-8, File No. 333-92049).

10.23/\ Non-Qualified Stock Option Agreement between Gary Parsons and XM Satellite Radio Holdings Inc., dated July 16, 1999.

10.24/\ Non-Qualified Stock Option Agreement between Hugh Panero and XM Satellite Radio Holdings Inc., dated July 1, 1998, as amended.

10.25/\   Form of Director Non-Qualified Stock Option Agreement.

10.26/\ Lease between Consortium One Eckington, L.L.C. and XM Satellite Radio Inc., dated September 29, 1999.

10.27 Letter Agreement with Stephen Cook dated January 12, 1999 (incorporated by reference to Holdings' Registration Statement on Form S-1, File No. 333-93529).

10.28* Contract for the Design, Development and Purchase of Terrestrial Repeater Equipment by and between XM Satellite Radio Inc. and Hughes Electronics Corporation, dated February 14, 2000 (incorporated by reference to Holdings' Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 16, 2000).

10.29* Joint Development Agreement, dated February 16, 2000, between XM Satellite Radio Inc. and Sirius Satellite Radio Inc. (incorporated by reference to the Holdings' quarterly report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 12, 2000)

21.1 Subsidiaries of XM Satellite Radio Holdings Inc. (incorporated by reference to Holdings' Registration Statement on Form S-1, File No. 333-93529).

27.1      Financial Data Schedule of XM Satellite Radio Inc.

________________

/\ Incorporated by reference to Holdings' Registration Statement on Form S-1, File No. 333-83619.
* Pursuant to the Commission's Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

(b)  Reports on Form 8-K.

     On July 14, 2000, Holdings filed a Current Report on Form 8-K that reported the issuance of a press release announcing Holdings' receipt of commitments to purchase $235 million of a new series of preferred stock. Holdings filed the press release as an exhibit.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              XM SATELLITE RADIO HOLDINGS INC.
                                     (Registrant)

    November 13, 2000         By: /s/ Heinz Stubblefield

                              ------------------------------------------
                              Heinz Stubblefield
                              Senior Vice President and Chief Financial Officer (principal financial and accounting officer)



                              XM SATELLITE RADIO INC.
                                    (Registrant)

    November 13, 2000         By: /s/ Heinz Stubblefield

                              ------------------------------------------
                              Heinz Stubblefield
                              Senior Vice President and Chief Financial Officer (principal financial and accounting officer)