Form 10-K405
period 2000-12-31
XM SATELLITE RADIO INC
filed 2001-03-15
CIK 1116317

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ---------------
                                   FORM 10-K
    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For The Fiscal Year Ended December 31, 2000
                        XM SATELLITE RADIO HOLDINGS INC.
             (Exact name of registrant as specified in its charter)
                        Commission file number 000-27441
              DELAWARE                           54-1878819
  (State or other jurisdiction of   (I.R.S. Employer Identification No.)
   incorporation or organization)
                            1500 ECKINGTON PLACE NE,
                           WASHINGTON, DC 20002-2194
                    (Address of principal executive offices)
                                   (Zip code)
                                  202-380-4000
              (Registrant's telephone number, including area code)
          Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable
          Securities registered pursuant to Section 12(g) of the Act:
                 Class A Common Stock, par value $.01 per share
8.25% Series B Convertible Redeemable Preferred Stock, par value $.01 per share
                               (Title of Classes)
                                ---------------
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]
   The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing price of the registrant's Class A common stock as of March 6, 2001, is $254,917,830.
                            XM SATELLITE RADIO INC.
             (Exact name of registrant as specified in its charter)
                        Commission file number 333-39178
              DELAWARE                           52-1805102
  (State or other jurisdiction of     (I.R.S. Employer Identification
   incorporation or organization)                   No.)
                            1500 ECKINGTON PLACE NE,
                           WASHINGTON, DC 20002-2194
                    (Address of principal executive offices)
                                   (Zip code)
                                  202-380-4000
              (Registrant's telephone number, including area code)
           Securities registered pursuant to Section 12(b) of the Act
                                 Not Applicable
           Securities registered pursuant to Section 12(g) of the Act
                                 Not Applicable
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
   The aggregate market value of common stock held by non-affiliates of the registrant as of March 6, 2001 is $0.
   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)                                        (Outstanding as of March 6, 2001)
                        XM SATELLITE RADIO HOLDINGS INC.

CLASS A COMMON STOCK, $0.01 PAR VALUE......................... 44,285,938 SHARES
CLASS B COMMON STOCK, $0.01 PAR VALUE......................... 13,905,019 SHARES

                            XM SATELLITE RADIO INC.

COMMON STOCK, $0.10 PAR
 VALUE..................                                                    125 SHARES
                         (all of which are issued to XM Satellite Radio Holdings Inc.)

                      DOCUMENTS INCORPORATED BY REFERENCE
   List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Portions of the definitive proxy statement for the Annual Meeting of Stockholders of XM Satellite Radio Holdings Inc. to be held on May 24, 2001, to be filed within 120 days after the end of XM Satellite Radio Holdings Inc.'s year, are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                     PART I

 Item 1.  Business......................................................     1

 Item 2.  Property......................................................    20

 Item 3.  Legal Proceedings.............................................    20

 Item 4.  Submission of Matters to a Vote of Security Holders...........    20

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholders
          Matters.......................................................    21

 Item 6.  Selected Consolidated Financial Data..........................    22

 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    24

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk....    30

 Item 8.  Financial Statements and Supplementary Data...................    30

 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................    31

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant............    32

 Item 11. Executive Compensation........................................    32

 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................    32

 Item 13. Certain Relationships and Related Transactions................    32

                                    PART IV

 Item 14. Exhibits, Consolidated Financial Statement Schedules, and
          Reports on Form 8-K...........................................    33

 SIGNATURES..............................................................   38

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS..............................  F-1

 SCHEDULE I--VALUATION AND QUALIFYING ACCOUNTS ..........................  S-1

   Except for any historical information, the matters we discuss in this Form 10-K contain forward-looking statements. Any statements in this Form 10-K that are not statements of historical fact, are intended to be, and are, "forward-looking statements" under the safe harbor provided by Section 27(a) of the Securities Act of 1933. Without limitation, the words "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar expressions are intended to identify forward-looking statements. The important factors we discuss below and under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other factors identified in our filings with the SEC and those presented elsewhere by its management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this Form 10-K.

                                EXPLANATORY NOTE

   This annual report is filed jointly by XM Satellite Radio Holdings Inc. ("Holdings") and XM Satellite Radio Inc. ("XM"). XM is a wholly-owned subsidiary of Holdings. Unless the context requires otherwise, the terms "we," "our" and "us" refer to Holdings and its subsidiaries. This report on Form 10-K contains separate financial statements for each of Holdings and XM. The management's discussion and analysis section has been combined, focusing on the financial condition and results of operations of Holdings but including an explanation of any differences between the companies.

                                     PART I

ITEM 1. BUSINESS

Overview

   We seek to become a premier nationwide provider of audio entertainment and information programming. We will transmit our XM Radio service by satellites to vehicle, home and portable radios. We own one of two FCC licenses to provide a satellite digital radio service in the United States. We will offer a wide variety of music, news, talk, sports and other specialty programming on up to 100 distinct channels. We believe that customers will be attracted to our service because of its wide variety of formats, digital quality sound and coast-to-coast coverage.

   We are preparing to launch our satellites and have contracts with third party programmers, vendors and other partners. Key milestones achieved include the following:

  . $1.3 billion of equity and debt net proceeds raised to date; we are funded through our planned commencement of commercial operations in the summer of 2001 and into 2002; our strategic and financial investors include General Motors, Clear Channel Communications, DIRECTV, Telcom Ventures, Columbia Capital, Madison Dearborn Partners, American Honda and AEA Investors;

  . Long-term agreement with the OnStar division of General Motors covering the installation and exclusive marketing and distribution of XM Radio service in General Motors vehicles; Agreement with Freightliner Corporation to install XM radios in Freightliner trucks;

  . Boeing Satellite Systems completed construction of two high-powered satellites ("Rock" and "Roll") which are scheduled to be launched in March and May of this year;

  . Opening of our new headquarters and Broadcast Center in Washington, D.C.
    featuring over 80 interconnected all-digital studios;

  . Contracts with Delphi-Delco Electronics, Sony, Motorola, Pioneer, Alpine,
    Mitsubishi, Audiovox, Clarion, SHARP, Blaupunkt, Fujitsu Ten, Hyundai Autonet, Bontec, Visteon, Panasonic and Sanyo to manufacture and distribute XM radios;

  . Completion of our production chipset design and commencement by ST
    Microelectronics, our chipset manufacturer, of fabrication to make the components available to radio manufacturers starting the end of March 2001;

  . At the Consumer Electronics Show (CES) in January 2001, six manufacturers, including Pioneer, Alpine, and Sony, unveiled 24 different models of XM-ready radios, we won the "Best of CES" award for the automotive category and the XM Sony "plug and play" device won the "CES Innovation 2001 Award" and the Popular Mechanics "Top 15 CES Products Award;"

  . Circuit City, Best Buy, Radio Shack, Sears & Roebuck Co., Tweeter,
    Ultimate, Al and Ed's, CarToys, Sound Advice, Mobile-One, Crutchfield, Cowboy Maloney's Electronic City and Magnolia Hi-Fi have announced that they intend to distribute and promote XM Radio products and services; and

  . Agreements with leading specialty programmers, for many of which we will be the exclusive satellite radio platform, covering at least 25 channels, including AsiaOne, Associated Press, Black Entertainment Television
    (BET), BBC World Service, Bloomberg News Radio, Clear Channel, CNBC, CNN en Espanol, CNNfn, CNN Sports Illustrated, Country Music Hall of Fame, C-SPAN, DIRECTV, Discovery, Firesign Theatre, Hispanic Broadcasting Corporation (formerly Heftel), NASCAR, One-on-One Sports, Radio One, Salem Communications, Sesame Workshop, Sporting News, Weather Channel and USA Today.

Market Opportunity

   We believe that there is a significant market for our satellite radio service. Market studies show strong demand for radio service, as evidenced by radio listening trends, data relating to sales and distribution of radios and the general growth in radio advertising. In addition, we note that in many markets audio programming choices are limited to mass appeal formats. We believe our national subscription service will complement traditional local radio. Moreover, the success of subscription entertainment services in other media such as cable television and satellite television further indicate potential for significant consumer demand for satellite radio services.

 Radio Listening

   On average, adults listen to the radio 3.1 hours a day, with the amount of radio listening fairly evenly distributed across gender and age groups. The percentage of people listening to radio is also high. Market data show that over 75% of the entire United States population age 12 and older listen to the radio daily, and over 95% listen on a weekly basis (Radio Marketing Guide and Factbook for Advertisers, Radio Advertising Bureau, 2000-2001).

   In addition, more people listen to radio than to other comparable audio entertainment formats. The popularity of radio versus these other formats appears particularly strong in the car, where we will be targeting our service initially. An estimated 69% of consumers chose radio as their most listened to format in the car as compared to 15% for cassettes and 9% for CDs (Radio Listening Habits, CEMA 1999).

 Radio Sales and Distribution

   A large number of radios are sold in the United States on an annual basis. In 1999, radio manufacturers sold over 29 million car radios, including 17 million original equipment automobile radios and 11 million aftermarket automobile radios, as well as 1.2 million aftermarket automobile CD changers. Original equipment radios are installed in new cars; aftermarket radios are installed in the automobile after purchase. Based on these statistics, each additional one million subscribers would represent less than 3.5% of the new original equipment manufacturer and aftermarket car radios brought to market annually and would generate incremental subscription revenues, at $9.95 per month, of approximately $120 million.

 Radio Advertising

   The continued popularity of radio is also reflected in the growth of radio advertising. The Radio Advertising Bureau estimates that radio advertising revenue in 2000 climbed to $19 billion, an increase of 12% over 1999. Veronis, Suhler & Associates projects a compound annual increase of 9.5% through 2004. This growth rate exceeds the projected increase in advertising spending for television, newspapers, magazines, yellow pages and outdoor advertising (Communications Industry Forecast, 2000).

 Current Limitations on Programming Choice

   Many consumers have access to a limited number of stations and programming formats offered by traditional AM/FM radio. Our service is expected to be attractive to underserved radio listeners who want expanded radio choices.

   Limited Number of Radio Stations. The number of radio stations available to many consumers in their local market is limited in comparison to the up to 100 channels we expect to offer on a nationwide basis. In 2000, there were only 47 AM/FM radio stations as listed by Arbitron broadcasting in New York City, the largest radio market in the United States. In fact, many metropolitan areas outside the largest 50 markets, such as Jacksonville, FL, Louisville, KY, and Oklahoma City, OK, have 30 or fewer AM/FM radio stations as listed by Arbitron (American Radio, Spring 2000 Ratings Report, Duncan's American Radio, 2000).

   We estimate that our coast-to-coast service will reach over 98 million listeners age 12 and over who are beyond the range of the largest 50 markets as measured by Arbitron. Of these listeners, 36 million live beyond the largest 276 markets (Census data and Fall 1999 Market Rankings, The Arbitron Company). In addition, there are 22 million people age 12 and above who receive five or fewer stations (The Satellite Report 1999, C. E. Unterberg, Towbin).

   Limited Programming Formats. We believe that there is significant demand for a satellite radio service that expands the current programming choices available to these potential listeners. Over 49% of all commercial radio stations use one of only three general programming formats--country, adult contemporary and news/talk/sports (Veronis, Suhler & Associates Communications Industry Forecast 2000). Over 71% of all commercial radio stations use one of only five general formats--the same three, plus oldies and religion. The small number of available programming choices means that artists representing niche music formats likely receive little or no airtime in many markets. Radio stations prefer featuring artists they believe appeal to the broadest market. However, according to the Recording Industry Association of America, recorded music sales of niche music formats such as classical, jazz, movie and Broadway soundtracks, new age, children's programming and others comprised up to 21% of total recorded music sales in 1998 (1998 Consumer Profile).

 Demand for Subscription Services and Products

   Penetration data relating to cable, satellite television, and premium movie channels suggest that consumers are willing to pay for services that dramatically expand programming choice or enhance quality. As of 1999, over 67% of TV households subscribe to basic cable television at an average monthly cost of $29, and over 11% of TV households subscribe to satellite television at an average monthly cost of $51 (National Cable Television Association website and DBSdish.com website). Also in 1999, according to Paul Kagan Associates, subscribers to cable and satellite services purchased more than 75 million premium channel units, such as HBO, Showtime and Cinemax, for which they paid an extra monthly charge on top of the basic monthly fee.

 Demand for Satellite Radio Services

   Several studies have been conducted demonstrating the demand for satellite radio service.

   In June 1999, we commissioned Strategic Marketing And Research Techniques (SMART), a leading market research company and Dr. Frank M. Bass, a leading authority on the diffusion of new products and inventor of the Bass curve, to estimate the demand for satellite radio based on survey data and historical information. SMART surveyed 1,800 people ages 16 and over. The study concluded that as many as 49 million people may subscribe to satellite radio by 2012, assuming a $9.95 monthly subscription fee and a radio price point of $150-$399 depending upon the type of car or home unit chosen. The study also anticipates that satellite radio will grow even faster than DBS.

   In December 1998, we commissioned SMART to conduct a study based on one-on-one interviews with over 1,000 licensed drivers ages 16 to 64 in ten geographically dispersed markets. The study concluded that approximately 50% of aftermarket radio purchases would be for AM/FM/satellite radio units with a single-disc CD player. This assumed a radio price point of $399, a $75 installation fee and a $10 monthly subscription fee for the service. The same study also found that consumers are more likely to buy satellite radio units that offer at least 80 channels.

   In November 1998, we commissioned Yankelovich Partners to gauge consumer interest in satellite radio. This involved surveying 1,000 people via telephone and correlating the results with the Yankelovich MONITOR study, which is the longest standing tracking study of consumer values and attitudes in the United States. The study indicated that 18% of people age 16 and older were "definitely" or "probably" willing to pay $9.99 per month to receive satellite radio and an additional $150 for a satellite radio when buying a new car.

The XM Radio Service

   We are designing the XM Radio service to address the tastes of each of our targeted market segments through a combination of niche and broad appeal programming. We believe that our distinctive approach to programming, combined with digital quality sound and virtually seamless signal coverage throughout the continental United States, will position us to become the leading provider of the next generation in radio.

 We Will Differentiate XM Radio from Traditional AM/FM Radio

   Local radio stations, even those which are part of national networks, focus on maximizing listener share within local markets. This limits the types of programming they can profitably provide to mass appeal formats. In contrast, our nationwide reach and ability to provide up to 100 channels in each radio market will allow us to aggregate listeners from markets across the country, expanding the types of programming we can provide. The following chart indicates differences between XM Radio and traditional AM/FM radio.


                                         XM Radio                 Traditional AM/FM Radio
                               ----------------------------   -------------------------------
Convenience: go anywhere       Virtually seamless signal      Local area coverage
 capability                    coverage in the United
                                 States
Choice: wide variety/number    Up to 100 channels with a      Limited formats in many markets
 of stations                   wide variety of programming
Improved audio quality         Digital quality sound          Analog AM/FM quality sound
Fewer commercials              Average 6-7 minutes per        Average 13-17 minutes per hour
                               hour; some channels
                               commercial free
More information about music   Text display with title/name   No visual display
                               of song/artist

   We plan to further differentiate XM Radio from traditional AM/FM radio in the following ways.

   Provide music formats unavailable in many markets. XM Radio will offer many music formats that are popular but currently unavailable in many markets. More than 49% of all commercial radio stations in markets measured by Arbitron use one of only three programming formats: country; adult contemporary; or news/talk/sports. There are many types of music with significant popularity, as measured by recorded music sales and concert revenues, that are unavailable in many traditional AM/FM radio markets. Such music could include classical recordings or popular blues and rap music that have retail appeal but are not commonly played on traditional AM/FM radio. This music also includes special recordings such as the Irish dance soundtrack "Riverdance" and the "Three Tenors" concerts which generate millions of CD sales, yet are not typically played on today's AM/FM stations. Additionally, heavy metal and dance are two of the more popular musical styles not currently broadcast in many small and medium sized markets. Even major markets do not always offer a full complement of formats.

   Superserve popular music formats. We will be able to offer more specific programming choices than traditional AM/FM radio generally offers for even the most popular listening formats. For example, on traditional AM/FM radio oldies music is often generalized on a single format. We will be able to segment this category by offering several dedicated, era-specific formats. We also plan to offer up to six dedicated channels with urban formats and four distinct country music formats.

   Use more extensive playlists. Traditional AM/FM radio stations frequently use limited playlists that focus on artists and specific music that target the largest audience. With our large channel capacity and focus on specific formats, we have the ability to provide more variety to attract listeners dissatisfied with repetitive and/or limited playlist selection offered by traditional radio.

   Deliver a wide range of ethnic and informational programming. We will provide a variety of formats that target specific ethnic and special interest groups who are rarely served by traditional AM/FM radio. We believe by using our national platform to aggregate geographically disparate groups through affinity programming, we will provide advertisers a valuable way to market products and services to these groups by advertising on our affinity channels.

   Develop promotional opportunities with record companies, recording artists and radio personalities. Because of our nationwide coverage and resulting economies of scale, we will be able to deliver a variety of national promotions and events that would not be cost effective or efficient on a market-by-market basis through traditional AM/FM radio distribution. Also, we will seek to hire and develop high profile talk and disc jockey talent capable of becoming the next generation of national radio stars with an influence on radio similar to the impact that the new breed of cable TV talk hosts have had on the television industry.

   Respond quickly when major music and cultural events occur. XM Radio programmers will respond quickly to changing musical tastes, seasonal music and emerging popular cultural events, such as Bruce Springsteen and Ricky Martin tours, by providing listeners with extensive coverage utilizing our large channel capacity.

   Take advantage of digital's higher quality signal. There are several music formats that have strong demand but have been relegated to AM stations with weaker signals due to lack of available FM frequencies. Such AM formats include traditional country music, big band/nostalgia and gospel formats that we will be able to deliver with superior sound quality.

   Focus on special demands of mobile listeners. A significant percentage of radio listeners, such as truckers, routinely travel through two or more radio markets on a frequent basis. According to the U.S. Department of Transportation, there were over three million truckers in the United States in 1997. We believe these listeners will be attracted to a radio service with national coast-to-coast coverage. We are seeking to specifically identify and target the listening demands of this audience.

   Availability of commercial-free and limited-advertising channels. We believe that a significant portion of the listening market would pay to subscribe to a radio service that provided commercial-free channels and channels with reduced advertising, as demonstrated by the appeal of limited periods of non-stop music used by some traditional AM/FM stations. Therefore, we plan to target this audience with a number of commercial-free music channels covering popular music formats. In addition, we expect that our limited-advertising channels will carry less than half the advertising spots of typical AM/FM stations.

   Use cross-promotion capability to market XM Radio. We will dedicate a percentage of our advertising inventory across our channels to promote specific programming and brand loyalty. AM/FM radio stations traditionally promote on a single channel basis to build awareness.

 Representative XM Radio Channel List

   The following table is a list of representative channels we may offer. Channels in italics represent contractual commitments with content providers.

                      Representative Channels of XM Radio

ROCK MUSIC                    INFORMATION                    HISPANIC
----------                    -----------                    --------
Classic Rock                  All News (USA Today)           Tejano (Hispanic Broadcasting
Classic Hard Rock             All News (Bloomberg)           Corp.)
New Hard Rock                 Public Affairs (C-SPAN)        Caribbean (Hispanic Broadcasting
New Alternative               Financial News (CNN fn)        Corp.)
Classic Alternative           News/Information (BBC World    Regional Mexican (Hispanic
Soft Rock                     Service)                       Broadcasting Corp.)
ECLECTIC MUSIC                Travel, Home, Science, Animals Rock en Espanol (Hispanic
--------------                (Discovery)                    Broadcasting Corp.)
Contemporary Christian        Love/Relationship Line         Hispanic Ballads (Hispanic
(Salem)                       Farm/Rural                     Broadcasting Corp.)
Traditional Christian         Health/Fitness                 Hispanic News (CNN en Espanol)
 (Salem)                      Comedy                         OLDIES MUSIC
Blues                         Audio Book                     ------------
Traditional Jazz                                             40's Oldies
Reggae/Island                                                50's Oldies
World Music                                                  60's Oldies
American Folk                 Consumer Classified            70's Oldies
Pop Classical                 Soap Operas                    80's Oldies
Traditional Classical         For Truckers Only              90's Oldies
Modern Jazz                   Movie Soundtrack Channel       Love Songs
Progressive/Fusion            Lifestyles                     TALK
POP MUSIC                     Celebrity Gossip               ----
---------                     Entertainment News             African American Talk
Top 20 Contemporary Hits      Game Show/Contest              (BET/Radio One)
Disco/Dance                   URBAN MUSIC                    Asian/Indian Talk (AsiaOne)
Broadway Show Tunes           -----------                    Christian/Family Talk (Salem)
Modern Adult Contemporary     Hip Hop/Rap (BET/Radio One)    Mandarin Talk (AsiaOne)
Classic Vocalists             Urban Dance Mix (Radio One)    Conservative Talk
All Request Contemporary      Classic Soul (BET/Radio One)   Liberal Talk
 Hits                         Gospel (BET/Radio One)         Senior Citizen Talk
SPORTS                        Adult Urban (BET/Radio One)    Rock Talk
------                        Top 20 Urban                   Hispanic Talk
Sports Headlines              ENVIRONMENTAL MUSIC            Teen Talk
(CNN/Sports)                  -------------------            CHILDREN'S MUSIC
Sports Talk (One-On-One       Soft Jazz                      ----------------
Sports,                       New Age                        Pre-School
Sporting News)                Electronic                     Grade School/pre-teen
Sportsman Channel             Environmental (Earth Sounds)   SPECIAL/EVENTS
Automotive (NASCAR)           Beautiful Instrumentals        --------------
COUNTRY MUSIC                                                Reserved Channels
-------------
Mainstream Country
Classic Country
Bluegrass/Traditional
 Country
All Request Country

Key Elements of Our Business

   We have developed a business strategy to become a premier nationwide provider of audio entertainment and information programming in the vehicle, home and portable markets. Our strategy includes the following elements.

Programming

   We believe that the quality and diversity of our programming will be a key driver of consumer interest in our service. To that end, we have developed a unique programming strategy that offers consumers

  . Original music and information channels created by XM Originals, our in-house programming unit;

  . Channels created by well-known providers of brand name programming; and

  . The availability of commercial-free and advertiser-supported channels.

   XM Originals. Through a programming unit in XM Radio called "XM Originals," we will create a significant number of original channel formats with content focusing on popular music such as oldies, rock and country, and on new and innovative formats, including jazz, blues, reggae and pop classical. These formats will include artists with strong music sales and concert revenue who do not get significant airplay on traditional AM/FM radio stations. We also intend to brand individual channels creating a specific station personality and image using compelling on-air talent and other techniques to attract listeners in our target market segments. We have hired a team of programming professionals with a proven track record of introducing new radio formats and building local and national listenership.

   Brand Name Programming Partners. We intend to complement our original programming with a variety of unique and diverse content provided to us by brand name programming providers. We have signed contracts representing at least 25 channels with numerous well-known specialty and niche programmers that will provide brand name content for XM Radio. These companies include:

        Media                                        Radio
        -----                                        -----
   -- Bloomberg News Radio   -- Hispanic Broadcasting Corporation (formerly Heftel)
   -- USA Today              -- Clear Channel Communications
   -- CNNfn                  -- Radio One
   -- CNN en Espanol         -- Salem Communications
   -- CNN Sports             -- AsiaOne
      Illustrated            -- One-On-One Sports
   -- C-SPAN Radio           -- BBC World Service
   -- Black Entertainment    -- NASCAR
      Television             -- Associated Press
   -- DIRECTV                -- BBC Concerts
   -- Weather Channel
   -- Sporting News
   -- National Lampoon
   -- Sesame Workshop
   -- Discovery
   -- Country Music Hall of
      Fame

   Availability of Commercial-Free and Limited-Advertising Channels. We will provide a number of commercial-free music channels covering popular music formats. In addition, our limited-advertising channels will carry less than half the advertising of a typical AM/FM radio station. We expect the diversity of our programming line-up will appeal to a large audience, including urban and rural listeners of all ages, ethnicities, economic groups and specialty interests. We expect to tailor our programming and marketing to appeal to specific groups within those audiences that research has shown are most likely to subscribe to our satellite radio service. Initially, we plan to concentrate our programming efforts on listeners who are most receptive to innovative entertainment services, so-called early adopters, and new car buyers. According to our research, 16-34 years old adults will compose a high percentage of our early adopters; we will therefore focus a significant portion of our programming and marketing efforts to appeal to them. In addition, we will develop programming and marketing specifically to appeal to other market segments such as baby boomers who are 35-53 years old, seniors who are 54 years old and older, African-Americans, Asian-Americans and Hispanics.

   Future Content Arrangements. Under our agreement with Sirius Radio, all new arrangements with providers of programming or content, including celebrity talent, must be non-exclusive and may not reward any provider for not providing content to the other party.

Marketing and Distribution

   Our marketing strategy will be designed to build awareness and demand among potential subscribers in our target markets and the advertising community. In addition, we expect to work closely with radio and automotive manufacturers and retail distributors to promote rapid market penetration.

 Establish Broad Distribution Channels for XM Radios

   We plan to market our satellite radio service through several distribution channels including national electronics retailers, car audio dealers, mass retailers and automotive manufacturers. In addition, we will support our distribution channels by building awareness of XM Radio with a substantial introductory launch campaign, including national and local advertising.

   Exclusive Distribution Agreement with General Motors. We have an agreement with the OnStar division of General Motors whereby, for a 12-year period, General Motors will exclusively distribute and market the XM Radio service and install XM radios in General Motors vehicles beginning in 2001. General Motors sold over 4.9 million automobiles in 1999, which represented more than 29% of the United States automobile market. Under the agreement, we have substantial payment obligations to General Motors, including among others, certain guaranteed, annual, fixed payment obligations. While we have discussed with General Motors certain installation projections, General Motors is not required to meet any minimum targets for installing XM radios in General Motors vehicles. In addition, certain of the payments to be made by us under this agreement will not be directly related to the number of XM radios installed in General Motors vehicles.

   Other Automobile Manufacturers. We are currently in discussions with other car manufacturers regarding additional distribution agreements. We also plan to meet with automobile dealers to educate them about XM Radio and develop sales and promotional campaigns to promote XM radios to new car buyers.

   In addition, we have signed an agreement with Freightliner Corporation to install XM radios in Freightliner trucks.

   Distribution through Radio Manufacturers. We have signed contracts with Delphi-Delco, Motorola, Pioneer, Alpine, Mitsubishi, Clarion, Blaupunkt, Fujitsu Ten, Hyundai Autonet, Bontec, Visteon, Panasonic and Sanyo for the development, manufacture and distribution of XM radios for use in cars and a contract with Sony Electronics to design, manufacture and market XM radios for the portable, home, aftermarket and original equipment manufacture car stereo markets. One of these manufacturers, Delco Electronics Corporation, a subsidiary of Delphi Automotive Systems, is the leading original equipment manufacturer of radios for the automobile industry, producing more than 31% of car radios manufactured for installation in new automobiles in the United States in 2000 (J.D. Power and Associates Audio Quality Report). Delphi-Delco is also the leading manufacturer of car radios sold in General Motors vehicles and has signed a contract to build our radios for General Motors. Sony is the leader in sales of portable CD players by a large margin and one of the top three sellers of shelf systems. Sony has agreed to assist with marketing XM Radios and has agreed to incentive arrangements that condition its compensation on use of XM Radios manufactured by Sony or containing Sony hardware. Motorola is a leading supplier of integrated electronics systems to automobile manufacturers. Mitsubishi Electric Automotive America, together with its parent corporation, Mitsubishi Electric Corp., is the largest Japanese manufacturer of factory-installed car radios in the United States. Clarion is a leader in the car audio and mobile electronics industry. Two of our other manufacturers, Pioneer Electronics Corporation and Alpine Electronics, together sold over 29% of aftermarket car radios sold in the United States in first eleven months of 2000 (NPD Intelect, January-November 2000). We have also signed a contract with SHARP to manufacture and distribute XM radios for home and portable use. We are pursuing additional agreements for the manufacture and distribution of XM radios.

   These leading radio manufacturers have strong retail and dealer distribution networks in the United States. We expect to have access to the distribution channels and direct sales relationships of these distributors, including national electronics retailers, car audio dealers and mass retailers.

   We do not intend to manufacture or hold inventory of XM radios. Radio distribution likely would be handled by fulfillment centers, which hold inventory for the radio manufacturers and ship products directly to listeners at the manufacturers' request.

   Retail Electronics Distributors. We anticipate that XM radios and the XM Radio service will be marketed and distributed through major consumer electronics retail channels, including Circuit City, Best Buy, Radio Shack, Sears, Tweeter, Ultimate, Al and Ed's, CarToys, Sound Advice, Mobile-One, Crutchfield, Cowboy Maloney's Electronic City and Magnolia Hi-Fi.

   Rural Market Distribution/Alternative Distribution. We intend to market our satellite radio service in rural counties, using distribution channels similar to satellite television, to penetrate rural households not served by traditional electronic retailers. In addition, we plan to pursue alternative distribution opportunities such as catalog/direct marketing, the Internet and marketing through affinity groups.

   Future Interoperability Distribution Arrangements. We have signed an agreement with Sirius Radio to develop a unified standard for satellite radios to facilitate the ability of consumers to purchase one radio capable of receiving both our and Sirius Radio's services. Both companies expect to work with their automobile and radio manufacturing partners to integrate the new standard. Future agreements with automakers and radio manufactures will specify the unified satellite radio standard. Furthermore, future agreements with retail and automotive distribution partners and content providers will be on a non-exclusive basis and may not reward any distribution partner for not distributing the satellite radio system of the other party.

 Maximize Revenue Through Dual Sources

   As with other subscription-based entertainment media such as cable television, we expect to generate revenue by charging a monthly subscription fee and selling limited advertising time. We will earn all of the revenue from advertising on our own programming and a portion of the revenues from advertising on third party programming. XM Radio offers a new national radio platform for advertisers that solves many of the problems associated with buying radio advertising nationally on a spot or syndicated basis. We believe the attractiveness of one-stop national radio advertising buys will provide a significant source of income as our subscriber base grows.

 Subscriber Development and Expansion

   We expect to promote XM Radio as a national brand name with an exciting image. We have signed TBWA/Chiat Day (Los Angeles) as our advertising agency of record. Several months prior to service commencement, we will launch an advertising campaign in several United States markets to test and generate early feedback on the product offerings and stimulate early demand. Promotional activities currently under consideration include distributing sample programming at retail outlets, concert venues and on the Internet to generate initial interest. For instance, we have entered into an agreement with SFX Entertainment to be the exclusive satellite radio advertiser at live concerts and sporting events presented by, and live entertainment venues managed by, SFX.

   Although XM Radio will be available nationwide upon commencement of operations, we will initially concentrate promotional activities in several key markets and rapidly expand to other large markets. This phased roll-out strategy, similar to that employed by consumer electronics manufacturers and special services such as DIRECTV and Web TV, will enable us to refine our launch implementation throughout the roll-out period. The advertising will consist of both branding and promotion efforts for XM Radio, as well as separate campaigns to promote and brand individual channels. Initially, we will focus marketing efforts on the various channels targeting young adults, who we believe are more likely to drive early penetration. We also expect to benefit from free local media coverage as XM Radio is first offered in each new market.

   XM Radio will promote subscriber acquisition activities with both original equipment and aftermarket radio manufacturers. This might include

  . promotional campaigns directed towards automobile manufacturers and dealers;

  . promotional campaigns for free months of service with purchase of an XM radio or free installations for aftermarket car radios;

  . incentive programs for retailer sales forces;

  . in-store promotional campaigns, including displays located in electronics, music and other retail stores, rental car agencies and automobile dealerships; and

  . jointly funded local advertising campaigns with retailers.

 Advertiser Development and Acquisition

   Our ability to aggregate various local niche market segments into national audiences will be attractive to national advertisers and agencies. We have held extensive meetings with media directors, planners and buyers at advertising and media buying agencies to develop advertiser awareness of the benefits of satellite radio. We expect to have advertising sales offices in seven major media markets to sell directly to advertising agencies and media buying groups and have engaged Premiere Radio Networks to be our advertising sales representative. We will also work with ratings agencies in our advertising-supported business. Statistical Research, Inc., which produces Radar reports, has agreed to work with us to develop other ratings methodologies for satellite radio.

   During our early years of service, we do not expect to have a listener base sufficient to attract substantial national advertising dollars on individual channels at competitive rates. Thus, we plan initially to attract national advertisers and agencies with the following kinds of incentives.

   Charter Advertising Agreements. We have contracts with several advertisers, advertising agencies and media buying companies offering charter advertising packages at reduced rates for a limited time. Among the advertisers and agencies we have sold advertising packages to are AT&T, Allstate, Sears, Goodyear, Bayer and J. Walter Thompson.

   Foreign Language Advertising. We and our programmers plan to offer foreign language advertising on specific foreign language-based channels. Several major national advertisers have expressed strong interest in the ability to advertise to these hard-to-reach customer segments.

The XM Radio System

   We have designed our system to provide satellite radio to the continental United States and coastal waters using radio frequencies allocated by the FCC for satellite radio. These radio frequencies are within a range of frequencies called the S-Band. The XM Radio system will be capable of providing high quality satellite services to XM radios in automobiles, trucks, recreation vehicles and pleasure craft, as well as to fixed or portable XM radios in the home, office or other fixed locations. The XM Radio system design uses a network consisting of an uplink facility, two high-power satellites and, where necessary, ground-based repeaters to provide digital audio service to XM radios.

 Space Segment

   Satellite Construction. Boeing Satellite Systems, formerly Hughes Space and Communications, has built and will launch two Boeing 702 high-power satellites for the XM Radio system. Boeing is also building one ground spare satellite, expected to be completed in the next few months, to be available in the event of a failed launch of any satellite or to accommodate our satellite system growth. Boeing will also provide us with launch and operations support services, equipment and software.

   The Boeing 702 is the highest powered commercial communications satellite currently available. The first Boeing 702 satellite was successfully launched in the fourth quarter of 1999 and a total of three Boeing 702 satellites were currently scheduled for launch before the launch of our satellites. Our first satellite is scheduled to be launched by the end of the first quarter of 2001, and the second satellite shortly thereafter. Both communications payloads, provided by Alcatel, have been completed and integrated into the spacecraft bus. The communications payload electronics are designed to make best use of technologies that have already been developed or used in previous satellite programs. The design includes significant redundancy and protective measures to prevent loss of service.

   Satellite Transmission. Our two satellites will be deployed at 85 West Longitude and 115 West Longitude. After reaching their designated orbital location, the satellites will receive audio signals from our programming center and retransmit the signals across the continental United States. The satellites will be 30(degrees) apart in longitude in order to enhance the probability of clear line-of-sight communication between the satellites and XM mobile radios.

   The transmission coverage areas, or footprints, of our satellites encompass the 48 contiguous states and nearby coastal waters. We have tailored these footprints to provide nearly uniform availability over the United States and to minimize transmission spillage across the United States borders into Canada and Mexico. However, because coverage does extend to the Gulf of Mexico, the California coast and the Atlantic coast, we also expect to be able to provide XM Radio to the cruise ships, cargo vessels and leisure boats which frequent these waters.

   Our satellites will transmit audio programming within a 12.5 MHz range of S-Band radio frequencies that have been allocated by the FCC for our exclusive use. Megahertz is a unit of measurement of frequency. This 12.5 MHz bandwidth will be subdivided to carry the transmission of six signals, two signals to be transmitted from each of our two satellites and two signals to be transmitted by the terrestrial repeater network. The audio programming for XM Radio will be carried on two satellite signals, and the remaining two satellite signals and the terrestrial repeater signals will repeat the audio programming to enhance overall signal reception. The transmission of higher quality sound requires the use of more kilobits per second than the transmission of lesser quality sound. In order to provide high-quality digital sound, we expect that music channels will require approximately 56 to 64 kilobits per second, depending on the type of compression technology used, whereas talk channels will require significantly less bandwidth. We expect to use our allocated bandwidth in such a way as to provide up to 100 channels of programming, with our music channels having a high bandwidth allocation so as to provide high-quality digital sound.

   Launch Services. Hughes Space and Communications, now Boeing Satellite Systems, contracted with Sea Launch Limited Partnership, a joint venture in which Boeing Commercial Space Company has a controlling 40% interest, to provide the launch services for our satellites. The Sea Launch vehicle uses a new rocket called the Zenit-3SL, which is based on a two-stage rocket called the Zenit-2, plus a stage which is the upper stage of a Russian-developed rocket called the Proton rocket.

   The Sea Launch system launches rockets from an ocean-based platform. Sea Launch will perform all rocket and satellite processing at the Sea Launch home port in Long Beach, California. Sea Launch will move the platform to its launch position in the South Pacific Ocean near the equator, where the satellites can be launched more efficiently by avoiding the requirement to conduct an orbital plane change. In March 1999, Sea

Launch successfully launched a rocket carrying an inert payload into geo-stationary orbit. Sea Launch also successfully launched its first commercial satellite, DIRECTV-1R, in October 1999. Four of the five launches from the Sea Launch platform have been successful. Our satellites are scheduled for launch in March and May, 2001. As of February, 2001, Sea Launch had contracts for an additional 11 launches.

   Insurance. We bear the risk of loss for each of the satellites from the time of launch, subject to exceptions set forth in our agreement with Boeing Satellite Systems, and we have obtained insurance to cover that risk. We have purchased launch and in-orbit insurance policies from global space insurance underwriters. The launch insurance premiums for both satellites are approximately $50 million. These policies indemnify us for a total, constructive total or partial loss of either of the satellites that occurs from the time of launch through each satellite's expected lifetime. Coverage exceeds all hardware, insurance and launch service costs related to the in-orbit replacement of a lost satellite. However, our insurance will not protect us from the adverse effect on our business operations due to the loss of a satellite. Our policies contain standard commercial satellite insurance provisions, including standard coverage exclusions.

 Ground Segment

   Satellite Control. Each of our satellites will be monitored by a telemetry, tracking and control station, and both satellites will be controlled by a satellite control station. Each of the stations will have a backup station. We have a contract with an experienced satellite operator to perform the telemetry, tracking and control functions.

   Programming and Business Center. Programming from both our studios and external sources will be sent to our programming center, which will package and retransmit signals to our satellites through the uplink station. Financial services and certain administrative support will be carried on at our business center. Communications traffic between the various XM Radio facilities will be controlled by the network monitoring center. The network monitoring center will monitor satellite signals and the terrestrial repeater network to ensure that the XM Radio system is operating properly. We have designed and installed fault detection systems to detect various system failures before they cause significant damage.

   Terrestrial Repeaters. We are installing a terrestrial repeater system to supplement the coverage of our satellites. In some areas, satellite signals may be subject to blockages from tall buildings and other obstructions. Due to the satellites' longitudinal separation, in most circumstances where reception is obscured from one satellite, XM Radio will still be available from the other satellite. In some urban areas with a high concentration of tall buildings, however, line-of-sight obstructions to both satellites may be more frequent. In such areas, we will install terrestrial repeaters to facilitate signal reception. Terrestrial repeaters are ground-based electronics equipment which receive and re-transmit the satellite signals. We have signed a contract with LCC International, a wireless service site planner, for the design and deployment of our terrestrial repeater network. LCC International has completed initial site planning and started construction on many of the repeater sites. We have entered into a contract with Hughes Electronics Corporation for the design, development and manufacture of the terrestrial repeaters.

   We have contracted to purchase 1,550 terrestrial repeaters to cover urban areas in approximately 70 markets. We expect that this system will commence operation by the summer of 2001. We estimate that the largest urban markets may require in excess of 100 repeaters, while smaller cities with fewer tall buildings may require as few as one to three repeaters. We also intend to use additional small repeaters in areas such as tunnels, where reception would otherwise be severely restricted. Our placement of terrestrial repeaters will be guided by a newly developed radio frequency analysis technique which, employing technology similar to that used in certain cellular telephone systems, analyzes the satellite footprint to discover areas likely to have impaired reception of XM Radio.

   We will install terrestrial repeaters on rooftops and existing tower structures where they will receive the satellite signals, amplify them and retransmit them at a significantly higher signal strength than is possible directly from the satellites. Before we may install many of our planned terrestrial repeaters, we must obtain roof rights in suitable locations and on acceptable terms. We do not expect this to present a serious problem to our construction of a terrestrial repeater network.

   The high power levels and proprietary signal design of the terrestrial signals may allow XM radios to receive signals when a terrestrial repeater is not in view, including within buildings and other structures which can be penetrated by the terrestrial repeater signal. In some indoor locations which cannot receive the repeater signal, users will need to use small externally mounted antennas that will receive the signal from one of the two satellites.

   We expect to benefit from the expertise gained by Motient with its ARDIS terrestrial two-way data network consisting of approximately 1,700 base stations sites serving cities throughout the United States. We may use a portion of these sites in our system.

   XM Radios. We will transmit XM Radio throughout the continental United States to vehicle, portable, home and plug and play radios. Our radios will be capable of receiving both XM Radio and traditional AM/FM stations. Six manufacturers, including Pioneer, Alpine and Sony, have introduced 24 different models of XM-ready radios at the January 2001 Consumer Electronics Show (CES) in Las Vegas, Nevada.

   We have signed a contract with ST Microelectronics to design and produce chips that will decode the XM Radio signal. We have completed the production chipset design and ST Microelectronics has commenced fabrication to make the components available to radio manufacturers starting the end of March 2001.

   Delphi-Delco, Motorola, Pioneer, Alpine, Mitsubishi, Audiovox, Panasonic, Visteon, Blaupunkt and Clarion have signed contracts with us to develop, manufacture and distribute XM radios which can be used in the car, and we have signed a contract with Sony Electronics to design, manufacture and market XM radios for the portable, home, aftermarket and original equipment manufacture car stereo markets. We have also signed a contract with SHARP to manufacture XM radios for home and portable use.

   Unified Standard for Satellite Radio. On February 16, 2000, we signed an agreement with Sirius Radio to develop a unified standard for satellite radios to facilitate the ability of consumers to purchase one radio capable of receiving both our and Sirius Radio's services. The technology relating to this unified standard will be jointly developed, funded and owned by the two companies. In addition, we will work together with Sirius Radio to proliferate the new standard by creating a service mark for satellite radio. This unified standard is intended to meet FCC rules that require interoperability with both licensed satellite radio systems.

   As part of the agreements, each company has licensed to the other its intellectual property relating to its system; the value of this license will be considered part of each company's contribution toward the joint development. In addition, each company has agreed to license its non-core technology, including non-essential features of its system, to the other at commercially reasonable rates. In connection with this agreement, the pending patent litigation against XM Radio has been resolved.

   We anticipate that it will take several years to develop radios capable of receiving both services. At the commercial launch of our service, we anticipate that our consumers will be able to purchase radios only capable of receiving our service.

   Both companies expect to work with their automobile and radio manufacturing partners to integrate the new standard. Future agreements with automakers and radio manufacturers will specify the unified satellite radio standard. Furthermore, future agreements with retail and automotive distribution partners and content providers will be on a non-exclusive basis.

   We and Sirius Radio have also agreed to negotiate in good faith to provide service to each other's subscribers in the event of a catastrophic failure of the XM Radio system or the Sirius Radio system.

Competition

   We expect to face competition for both listeners and advertising dollars.

 Sirius Satellite Radio

   Our direct competitor in satellite radio service is likely to be Sirius Radio, the only other FCC licensee for satellite radio service in the United States. Since October 1997, Sirius Radio's common stock has traded on the Nasdaq National Market. Sirius Radio has deployed three satellites in a North American elliptical orbit and a network of terrestrial repeaters. Sirius Satellite Radio has announced in recent SEC filings that it has arrangements for the construction, implementation and distribution of its service and that it expects to have radios compatible with its system available to consumers later this year.

 Traditional AM/FM Radio

   Our competition will also include traditional AM/FM radio. Unlike XM Radio, traditional AM/FM radio already has a well established market for its services and generally offers free broadcast reception paid for by commercial advertising rather than by a subscription fee. Also, many radio stations offer information programming of a local nature, such as traffic and weather reports, which XM Radio initially will be unable to offer as effectively as local radio, or at all. The AM/FM radio broadcasting industry is highly competitive. Radio stations compete for listeners and advertising revenues directly with other radio stations within their markets on the basis of a variety of factors, including

  . program content;

  . on-air talent;

  . transmitter power;

  . source frequency;

  . audience characteristics;

  . local program acceptance; and

  . the number and characteristics of other radio stations in the market.

   Currently, traditional AM/FM radio stations broadcast by means of analog signals, not digital transmission. We believe, however, that in the future traditional AM/FM radio broadcasters may be able to transmit digitally into the bandwidth occupied by current AM/FM stations.

 Internet Radio

   There are a growing number of Internet radio broadcasts which provide listeners with radio programming from around the country and the world. Internet radio can be heard through a personal computer equipped with a modem, sound card and speakers. Announcements have been made about plans by one or more companies to deliver Internet radio to cars or portable radios using satellites. Although we believe that the current sound quality of Internet radio is below standard and may vary depending on factors such as network traffic, which can distort or interrupt the broadcast, we expect that improvements from higher bandwidths, faster modems and wider programming selection may make Internet radio a more significant competitor in the future.

   There are a number of Internet-based audio formats in existence or in development which could compete directly with XM Radio. For example, Internet users with the appropriate hardware and software can download sound files for free or for a nominal charge and play them from their personal computers or from specialized portable players. In addition, prominent members of the music and computer industry have supported an initiative known as the Secure Digital Music Initiative to become a standard for fee-based electronic distribution of copyrighted sound recordings. Although presently available formats have drawbacks such as hardware requirements and download bandwidth constraints, which we believe would make XM Radio a more attractive option to consumers, Internet-based audio formats may become increasingly competitive as quality improves and costs are reduced.

 Direct Broadcast Satellite and Cable Audio

   A number of companies provide specialized audio service through either direct broadcast satellite and cable audio systems. These services are targeted to fixed locations, mostly in-home. The radio service offered by direct broadcast satellite and cable audio is generally an add-on service to the higher priced video service.

 Regulatory Matters

   XM Radio and Sirius Radio received licenses from the FCC in October 1997 to construct and operate satellite radio service. The FCC has allocated 25 MHz for the new service in a range of radio frequencies known as the S-Band.

   As an owner of one of two FCC licenses to operate a commercial satellite radio service in the United States, we will continue to be subject to regulatory oversight by the FCC. Our development, implementation and eventual operation of our system will be subject to significant regulation by the FCC under authority granted under the Communications Act and related federal law. Non-compliance by us with FCC rules and regulations could result in fines, additional license conditions, license revocation or other detrimental FCC actions. Any of these FCC actions may harm our business. There is no guarantee that the rules and regulations of the FCC will continue to support our business plan.

   One of the two losing bidders in the satellite radio license auction filed a petition to deny our application for an FCC license, but the petition was denied. The losing bidder is seeking review by the FCC. The losing bidder has argued that WorldSpace had effectively taken control of us without FCC approval and that WorldSpace has circumvented the FCC's application cut-off procedures. WorldSpace is no longer a stockholder in us. We have opposed this appeal and have denied the allegations contained in the challenge. The FCC's order granting our license remains in effect during the pendency of the application for review. In December 2000, the FCC approved a transfer of control of our FCC license from Motient Corporation to a diffuse group of owners, none of whom will have a controlling interest in us. The FCC has conditioned this approval on the outcome of the application for review. Although we believe that the award of the license to us will continue to be upheld, we cannot predict the ultimate outcome of this challenge. If this challenge is successful, the FCC could take a range of actions, any of which could harm our ability to proceed with our planned satellite radio service.

   Our license, which is held by a subsidiary wholly owned by XM, has a term of eight years from commencement of XM's operations and may be renewed. The FCC requires the satellite radio licensees, including us, to adhere to certain milestones in the development of their systems, including a requirement that the licensees begin full operation by October 2003.

   Our FCC license requires us to meet the following milestones:

  Deadline                        Milestone                                Status
  --------                        ---------                                ------
October 1998  Complete contracting for first satellite           Completed March 1998
October 1999  Complete contracting for second satellite          Completed March 1998
October 2001  Begin in-orbit operation of at least one satellite Expected First Quarter 2001
October 2003  Begin full operation of the XM Radio system        Expected Summer 2001

   While we have already fulfilled the first two milestones, we may not meet the remaining two milestones, in part because we depend on third parties to build and launch our satellites. If we fail to meet these milestones, the FCC could take a range of actions, any of which may harm our business.

   For business and technical reasons, we have decided to modify certain aspects of the satellite radio system described in our May 1997 amended application to the FCC. Specifically, we intend to

  . increase the satellites' transmission power;

  . eliminate coverage of Alaska and Hawaii; and

  . change the total number of signals carried by the satellites and terrestrial repeaters.

   We will subdivide our 12.5 MHz of allocated bandwidth to carry six signals instead of five as previously stated in our FCC application. Two signals will be transmitted by each of the two satellites, and two signals will be transmitted by our terrestrial repeaters. In January 2000 we requested that the FCC allow us to modify the XM Radio system to incorporate these changes. While the FCC regularly approves modifications to commercial licenses, it may not approve our request.

   The FCC has indicated that it may in the future impose public service obligations, such as channel set-asides for educational programming, on satellite radio licensees.

   The FCC's rules require interoperability with all licensed satellite radio systems that are operational or under construction. The FCC conditioned our license on certification by us that our final receiver design is interoperable with the final receiver design of the other licensee, Sirius Radio, which plans to use a different transmission technology than we plan to use. Because of uncertainty regarding the design of Sirius Radio's systems, we may face difficulties initially in meeting this interoperability requirement. We have signed an agreement with Sirius Radio to develop a unified standard for satellite radios, but we anticipate that it will take several years to develop the technologies necessary for radios that will be capable of receiving both our service and Sirius Radio's service. Accordingly, we may not be able to meet the FCC's interoperability requirements by the time we launch our commercial operations. Together with Sirius Radio, we have informed the FCC of the progress that has been made to date in meeting the interoperability requirement. We may need to obtain an extension of time or modification of the interoperability requirement from the FCC. Furthermore, complying with the interoperability requirement could make the radios more difficult and costly to manufacture.

   The FCC is currently conducting a rulemaking proceeding to establish rules for terrestrial repeater transmitters, which we plan to deploy to fill in gaps in satellite coverage. The FCC has proposed to permit us to deploy these facilities. Specifically, the FCC has proposed a form of blanket licensing for terrestrial repeaters and service rules which would prohibit satellite radio licensees from using terrestrial repeating transmitters to originate local programming or transmit signals other than those received from the satellite radio satellites. Various parties, including the National Association of Broadcasters, Wireless Communications Service (WCS) licensees, Multipoint Distribution Service (MDS) licensees, and Instructional Television Fixed Service (ITFS) licensees have asked the FCC to

  . limit the number of repeaters operating at greater than 2 kW EIRP that may be deployed;

  . limit the power level of the repeaters operating at greater than 2 kW EIRP that are deployed;

  . delay consideration of terrestrial repeater rules until XM Radio and Sirius Radio provide additional information regarding planned terrestrial repeaters;

  . require individual licensing of each terrestrial repeater; and

  . impose a waiting period on the use of repeaters in order to determine if signal reception problems can be resolved through other means.

   Our plans to deploy terrestrial repeaters in our system may be impacted, possibly materially, by whatever rules the FCC issues in this regard. Furthermore, we may need special temporary authority from the FCC to operate our terrestrial repeaters if the FCC delays the issuance of these rules.

   The FCC may also require us to compensate certain MDS and ITFS customers and licensees to remedy interference caused to some of their receivers by the operation of our terrestrial repeaters.

   The FCC also may adopt limits on emissions of terrestrial repeaters to protect other services using nearby frequencies. While we believe that we will meet any reasonable non-interference standard for terrestrial repeaters, the FCC has no specific standard at this time, and the application of such limits might increase our cost of using repeaters. Although we are optimistic that we will be able to construct and use terrestrial repeaters as needed, the development and implementation of the FCC's ultimate rules might delay this process or restrict our ability to do so.

   We will need to coordinate the XM Radio system with systems operating in the same frequency bands in adjacent countries. Canada and Mexico are the countries whose radio systems are most likely to be affected by satellite radio. The United States government, which conducts the coordination process, has resolved the issue with the Canadian government and has reached an agreement with the Mexican government that has not yet been fully approved by that government.

   We will operate the communication uplinks between our own earth station and our satellites in a band of radio frequencies that are used for several other services. These services are known under FCC rules as fixed services, broadcast auxiliary services, electronic news gathering services, and mobile satellite services for uplink station networks. Although we are optimistic that we will succeed in coordinating domestic uplink station networks, we may not be able to coordinate use of this spectrum in a timely manner, or at all. We have filed an application with the FCC for approval of a satellite earth station to be located in Washington, D.C. This application has not yet been granted.

   We also need to protect our system from out-of-band emissions from licensees operating in adjacent frequency bands. Wireless Communication Service licensees operating in frequency bands adjacent to the satellite radio's S-Band allocation must comply with certain out-of-band emission limits imposed by the FCC to protect satellite radio systems. These limits, however, are less stringent than those we proposed. In addition, in April 1998, the FCC proposed to amend its rules to allow for new radio frequency lighting devices that would operate in an adjacent radio frequency band. We opposed the proposal on the grounds that the proliferation of this new kind of lighting and its proposed emission limits, particularly if used for street lighting, may interfere with XM Radio. However, the FCC may not rule in our favor, a decision which could adversely affect our signal quality. In addition, in May 2000, the FCC proposed to amend its rules to allow for the operation of devices incorporating ultra-wideband (UWB) technology on an unlicensed basis. The FCC has proposed to impose less stringent emissions limits for UWB devices operating above 2 GHz, where XM operates, than for such devices operating below 2 GHz. We have opposed this proposal on the basis that the operation of these devices may interfere with XM Radio. Interference from other unlicensed frequency devices may also adversely affect the Company's signal.

   The FCC order granting our license determined that because we are a private satellite system providing a subscription service on a non-common carrier basis, we would not be subject to the FCC's foreign ownership restrictions. However, such restrictions would apply to us if we were to offer non subscription services, which may appear more lucrative to potential advertisers than subscription services. The FCC also stated in its order that it may reconsider its decision not to subject satellite radio licensees to its foreign ownership restrictions.

   Sea Launch, Alcatel and other vendors are subject to United States export regulations. Our vendors need (and have obtained) approval from the State Department under technology export statutes and regulations for the launch of our satellites. Although these are not new requirements, the export of technology has received considerable attention in response to concerns about the export of technology to China by the United States defense contractors. The negative publicity may lead the United States Congress to alter the relevant laws or regulations, or may change the State Department's policy in enforcing the regulations. Any change in applicable law or policy may result in delay of our satellite launch.

Intellectual Property

 System Technology

   We have contracted with several technology companies to implement portions of the XM Radio system. These technology companies include Boeing Satellite Systems and Alcatel (satellites); Delphi-Delco, Sony, Motorola, Pioneer, Alpine, Mitsubishi, Audiovox, Clarion, SHARP, Blaupunkt, Fujitsu Ten, Hyundai Autonet, Bontec, Visteon, Panasonic and Sanyo (car and home radios); STMicroelectronics (chipsets); Lucent Digital Radio (audio coding technology); Fraunhofer Institute (various technologies) and LCC International (design of repeater network). We will not acquire any intellectual property rights in the satellites. We will have joint ownership of or a license to use the technology developed by the radio and chipset manufacturers. We will own the design of our system, including aspects of the technology used in communicating from the satellites and the design of the repeater network.

   Our system design, our repeater system design and the specifications we supplied to our radio and chipset manufacturers incorporates or may in the future incorporate some intellectual property licensed to us on a non-exclusive basis by WorldSpace Management. WorldSpace Management has used this technology in its own non-United States satellite radio system. We also have the right to sublicense the licensed technology to any third party, including chipset manufacturers, terrestrial repeater manufacturers and receiver manufacturers in connection with the XM Radio system. Under our agreement with WorldSpace Management we must pay one time, annual or percentage royalty fees or reimburse WorldSpace Management for various costs for various elements of the licensed technology that we decide to use in the XM Radio system. We have incurred costs of $6.7 million to WorldSpace Management under this agreement through December 31, 2000. We will not be required to pay royalties to WorldSpace Management for licensed technology that we do not use in our system. We anticipate the Fraunhofer Institute will continue to provide various development services for us in connection with the design of our system.

   Motient has granted us a royalty-free license with respect to certain ground segment communications technology and antenna technology.

   Motient and WorldSpace Management have also granted us royalty-free, non-exclusive and irrevocable licenses to use and sublicense all improvements to their technology. The technology licenses from Motient and WorldSpace Management renew automatically on an annual basis unless terminated for a breach which has not been or cannot be remedied.

   We believe that the intellectual property rights we have licensed under our technology license were independently developed or duly licensed by Motient or WorldSpace International, as the case may be. We cannot assure you, however, that third parties will not bring suit against us for patent or other infringement of intellectual property rights.

   We have signed an agreement with Sirius Radio to develop a unified standard for satellite radios to facilitate the ability of consumers to purchase one radio capable of receiving both our and Sirius Radio's services. The technology relating to this unified standard will be jointly developed, funded and owned by the two companies. As part of the agreement, each company has licensed to the other its intellectual property relating to the unified standard and to its system; the value of this license will be considered part of its contribution toward the joint project. In addition, each company has agreed to license its non-core technology, including non-essential features of its system, to the other at commercially reasonable rates. Each party will be entitled to license fees or a credit towards its obligation to fund one half of the development cost of the technologies used to develop a unified standard for satellite radios. The amount of the fees or credit will be based upon the validity, value, use, importance and available alternatives of the technology each contributes. In our discussions we have yet to agree on the validity, value, use, importance and available alternatives of our respective technologies. If we fail to reach agreement, the fees or credits may be determined through binding arbitration. We cannot predict at this time the amount of license fees, if any, payable by or to XM or Sirius Radio or the size of the credits to XM and Sirius Radio from the use of their technology. This may require additional capital, which could be significant.

 Prior Litigation with Sirius Radio; Technology License

   On January 12, 1999, Sirius Radio, the other holder of an FCC satellite radio license, commenced an action against us in the United States District Court for the Southern District of New York, alleging that we were infringing or would infringe three patents assigned to Sirius Radio. In its complaint, Sirius Radio sought money damages to the extent we manufactured, used or sold any product or method claimed in their patents and injunctive relief. This suit was resolved in February 2000 in accordance with the terms of a joint development agreement between us and Sirius Radio in which both companies agreed to develop a unified standard for satellite radios and license our respective intellectual property, including the patents that were the subject of the suit, for use in this joint development. If this agreement is terminated before the value of the licenses has been determined due to our failure to perform a material covenant or obligation, then this suit could be refiled.

   If this litigation were recommenced, we believe based on the planned design of our system, our knowledge of the differences between our system and the claims of the Sirius Radio patents and on advice we have previously received from our patent counsel, that a court would find that we have not and will not infringe any Sirius Radio patents. However, the litigation could harm us, even if we were successful. It would divert our management's attention and might make it more difficult for us to raise financing or enter into other agreements with third parties. In addition, even if we prevailed, the Sirius Radio litigation might prevent us from moving forward with the development of the XM Radio system in a timely manner. The Sirius Radio patents involved in the litigation relate to certain aspects of signal and reception methodologies that may be employed by a satellite radio system. If this suit were refiled and we lost all or part of this litigation, we could become liable to Sirius Radio for money damages and subject to an injunction preventing us from using certain technology in the XM Radio system. Any such injunction could force us to engineer technology which would not be subject to the injunction, license or develop alternative technology, or seek a license from, and pay royalties to, Sirius Radio. If any of these strategies becomes necessary, it could be costly and time-consuming and would likely delay any implementation of our system. If we could not accomplish any strategy, or could not do so in a timely manner at an acceptable cost, our business would be harmed.

 Copyrights to Programming

   We must negotiate and enter into music programming royalty arrangements with performing rights societies such as the American Society of Composers, Authors and Publishers, Broadcast Music, Inc., and SESAC, Inc. These organizations collect royalties and distribute them to songwriters and music publishers and negotiate fees with copyright users based on a percentage of revenues. Radio broadcasters currently pay a combined total of approximately 4% of their revenues to these performing rights societies. We expect to negotiate or establish license fees through a rate court proceeding in the U.S. District Court for the Southern District of New York but such royalty arrangements may be more costly than anticipated.

   Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, we also have to negotiate royalty arrangements with the owners of the sound recordings. The Recording Industry Association of America will negotiate licenses and collect royalties on behalf of copyright owners for this performance right in sound recordings. Cable audio services currently pay a royalty rate of 6.5% of gross subscriber revenue. This rate was set by the Librarian of Congress, which has statutory authority to decide rates through arbitration, and was affirmed on May 21, 1999 by the United States Court of Appeals for the District of Columbia. Although we believe we can distinguish XM Radio sufficiently from the cable audio services in order to negotiate a lower statutory rate, we may not be able to do so.

 The XM Trademark

   We believe that XM Radio will be seen as the complement to AM and FM radio. We have an application pending in the United States Patent and Trademark Office for the registration of the trademark "XM" in connection with the transmission services offered by our company and expect that our brand name and logo will be prominently displayed on the surface of XM radios together with the radio manufacturer's brand name. This will identify the equipment as being XM Radio-compatible and build awareness of XM Radio. We intend to maintain our trademark and the anticipated registration. We are not aware of any material claims of infringement or other challenges to our right to use the "XM" trademark in the United States.

Personnel

   As of January 31, 2001, we had 250 employees. In addition, we rely upon a number of consultants and other advisors. The extent and timing of any increase in staffing will depend on the availability of qualified personnel and other developments in our business. None of our employees is represented by a labor union, and we believe that our relationship with our employees is good.

ITEM 2. PROPERTY

   Our executive offices, studio and production facilities are located at 1500 Eckington Place, N.E., Washington, D.C. 20002, under a ten year lease of approximately 150,000 square feet. We have also entered into license or lease agreements with regard to our terrestrial repeater system throughout the United States.

ITEM 3. LEGAL PROCEEDINGS

   Except for the FCC proceeding described under the caption "Business-- Regulatory Matters," we are not a party to any material litigation or other proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                          PRICE RANGE OF COMMON STOCK

   Holdings' Class A common stock has been quoted on the Nasdaq National Market under the symbol "XMSR" since its initial public offering on October 5, 1999. The following table presents, for the period indicated, the high and low sales prices per share of the Class A common stock as reported on the Nasdaq National Market.

                                                                 High     Low
                                                                ------- -------
   1999:
   Fourth Quarter (beginning October 5, 1999).................. $44.750 $11.625

   2000:
   First Quarter............................................... $50.000 $27.000
   Second Quarter.............................................. $39.250 $18.125
   Third Quarter............................................... $46.938 $30.125
   Fourth Quarter.............................................. $43.750 $12.063

   2001:
   First Quarter (through March 6, 2001)....................... $21.063 $ 9.000

   On March 6, 2001, the last reported sale price of Holdings' Class A common stock on the Nasdaq National Market was $10.000. As of March 6, 2001, there were 214 holders of record of Holdings' Class A common stock.

                                DIVIDEND POLICY

   Holdings has not declared or paid any dividends on its common stock since its date of inception. Currently, Holdings' Series B Convertible Redeemable preferred stock restricts Holdings from paying dividends on its common stock unless full cumulative dividends have been paid or set aside for payment on all shares of the Series B preferred stock. The terms of Holdings' Series C Convertible Redeemable preferred stock contain similar restrictions. In accordance with its terms, Holdings has paid dividends on the Series B preferred stock in common stock. Dividends on the Series C preferred stock will accrue. The indenture governing XM's senior secured notes restricts XM from paying dividends to Holdings which, in turn, will significantly limit the ability of Holdings to pay dividends. Holdings does not intend to pay cash dividends on its common stock in the foreseeable future. Holdings anticipates that it will retain any earnings for use in operations and the expansion of its business.

                    RECENT SALES OF UNREGISTERED SECURITIES

   None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

XM Satellite Radio Holdings Inc.

   In considering the following selected consolidated financial data, you should also read Holdings' consolidated financial statements and notes and the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated statements of operations data for the four-year period ended December 31, 2000, and for the period from December 15, 1992 (date of inception) to December 31, 2000, and the consolidated balance sheets data as of December 31, 1997, 1998, 1999 and 2000 are derived from Holdings' consolidated financial statements. These statements have been audited by KPMG LLP, independent certified public accountants. KPMG's report contains a paragraph stating that Holdings has not begun operations and is dependent upon additional debt or equity financing, and that these factors raise substantial doubt about Holdings' ability to continue as a going concern. The selected consolidated financial data do not include any adjustments that might result from the outcome of that uncertainty.

                                                                             December 15,
                                                                             1992 (Date of
                                    Years Ended December 31,                  Inception)
                          ------------------------------------------------  to December 31,
                             1997        1998        1999         2000          2000(1)
                          ----------  ----------  -----------  -----------  ---------------
                                (In thousands, except share data)
Consolidated Statements
 of Operations Data:
 Revenue................  $      --   $      --   $       --   $       --      $     --
                          ----------  ----------  -----------  -----------     ---------
 Operating expenses:
  Research and
   development..........         --        6,941        4,274        7,397        18,612
  Professional fees.....       1,090       5,242        9,969       22,836        39,137
  General and
   administrative.......          20       4,010       16,448       49,246        69,724
                          ----------  ----------  -----------  -----------     ---------
    Total operating
     expenses...........       1,110      16,193       30,691       79,479       127,473
                          ----------  ----------  -----------  -----------     ---------
Operating loss..........      (1,110)    (16,193)     (30,691)     (79,479)     (127,473)
Other income (expense)
 interest income
 (expense), net.........        (549)         26       (6,205)      27,606        20,878
                          ----------  ----------  -----------  -----------     ---------
Net loss................  $   (1,659) $  (16,167) $   (36,896) $   (51,873)    $(106,595)
                          ==========  ==========  ===========  ===========     =========
Series C preferred stock
 beneficial conversion
 charge.................         --          --           --      (123,042)
Series B preferred stock
 incentivized charge....         --          --           --       (11,211)
Preferred dividends.....         --          --           --       (15,212)
                          ----------  ----------  -----------  -----------
Net loss applicable to
 common stockholders....  $   (1,659) $  (16,167) $   (36,896) $  (201,338)
                          ==========  ==========  ===========  ===========
Net loss per share--
 basic and diluted......  $    (0.26) $    (2.42) $     (2.40) $     (4.15)
                          ==========  ==========  ===========  ===========
Weighted average shares
 used in computing net
 loss per share--basic
 and diluted............   6,368,166   6,689,250   15,344,102   48,508,042

                                                      December 31,
                                            ----------------------------------
                                             1997   1998      1999     2000
                                            ------ -------  -------- ---------
                                                     (In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term
 investments............................... $    1 $   310  $120,170 $ 224,903
Restricted investments.....................    --      --        --    161,166
System under construction.................. 91,932 169,029   362,358   805,563
Total assets............................... 91,933 170,485   515,189 1,293,218
Total debt................................. 82,504 140,332       212   262,665
Total liabilities.......................... 82,949 177,668    30,172   337,266
Stockholders' equity (deficit).............  8,984  (7,183)  485,017   955,952

--------
(1) Business activity for the period from December 15, 1992, which was our date of inception, through December 31, 1996 was insignificant.

XM Satellite Radio Inc.

   In considering the following selected consolidated financial data, you should also read XM's consolidated financial statements and notes and the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated statements of operations data for the four-year period ended December 31, 2000, and for the period from December 15, 1992 (date of inception) to December 31, 2000, and the consolidated balance sheets data as of December 31, 1997, 1998, 1999 and 2000 are derived from XM's consolidated financial statements. These statements have been audited by KPMG LLP, independent certified public accountants. KPMG's report contains a paragraph stating that XM has not begun operations and is dependent upon additional debt or equity financing, and that these factors raise substantial doubt about XM's ability to continue as a going concern. The selected consolidated financial data do not include any adjustments that might result from the outcome of that uncertainty.

                                                                  December 15,
                                                                  1992 (Date of
                               Years Ended December 31,            Inception)
                          -------------------------------------  to December 31,
                           1997      1998      1999      2000        2000(1)
                          -------  --------  --------  --------  ---------------
                          (In thousands, except share data)
Consolidated Statements
 of Operations Data:
Revenue.................  $   --   $    --   $    --   $    --      $     --
                          -------  --------  --------  --------     ---------
Operating expenses:
  Research and
   development..........      --      6,941     4,274     7,397        18,612
  Professional fees.....    1,090     5,242     9,948    22,751        39,031
  General and
   administrative.......       20     4,010    16,448    48,979        69,457
                          -------  --------  --------  --------     ---------
    Total operating
     expenses...........    1,110    16,193    30,670    79,127       127,100
                          -------  --------  --------  --------     ---------
Operating loss..........   (1,110)  (16,193)  (30,670)  (79,127)     (127,100)
Other income (expense)--
 interest income
 (expense), net.........      (85)       26       490    27,200        27,631
                          -------  --------  --------  --------     ---------
Net loss................  $(1,195) $(16,167) $(30,180) $(51,927)    $ (99,469)
                          =======  ========  ========  ========     =========

                                                       December 31,
                                             ---------------------------------
                                              1997   1998     1999     2000
                                             ------ ------- -------- ---------
                                                      (In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term
 investments................................ $    1 $   310 $119,902 $ 203,191
Restricted investments......................    --      --       --    161,166
System under construction................... 90,031 155,334  333,500   776,706
Total assets................................ 90,032 156,397  485,134 1,242,517
Total debt..................................    --       87      212   262,665
Total liabilities...........................    --   28,941   30,030   337,107
Stockholder's equity........................ 90,032 127,456  455,104   905,410

--------
(1) Business activity for the period from December 15, 1992, which was our date of inception, through December 31, 1996 was insignificant.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition and consolidated results of operations. This discussion should be read together with our consolidated financial statements and related notes beginning on page F-1 of this report.

Introduction

   This annual report on Form 10-K is filed jointly by XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. XM is a wholly-owned subsidiary of Holdings. Accordingly, the management's discussion and analysis section of this report focuses on the financial condition and results of operations of Holdings but contains an explanation of any differences, if applicable, between the two companies.

Overview

   XM Satellite Radio Inc. was incorporated in Delaware in 1992 as a wholly-owned subsidiary of Motient Corporation, formerly American Mobile Satellite Corporation. XM Satellite Radio Holdings Inc. became a holding company for XM Satellite Radio Inc. in early 1997.

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

   We have raised $1.3 billion to date, which is described under the heading "Liquidity and Capital Resources--Funds Raised for Period Through Commencement of Commercial Operations." We have incurred substantial losses to date and expect to continue to incur significant losses for the foreseeable future as we continue to design, develop and deploy the XM Radio system and for some period following our commencement of commercial operations.

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

   After we begin commercial operations, which we are targeting for the summer of 2001, we anticipate that our revenues will consist primarily of customers' subscription fees and advertising revenues.

Results of Operations

 Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   XM Satellite Radio Holdings Inc. and Subsidiaries

   Research and Development. Research and development expenses increased to approximately $7.4 million in 2000, compared with approximately $4.3 million in 1999. The increase in the research and development expenses primarily resulted from increased activity relating to our system technology development, including chipset design and uplink technology, in 2000.

   Professional Fees. Professional fees increased to approximately $22.8 million in 2000, compared with $10.0 million in 1999. The increase primarily reflects additional services of consultants, including incurring $11.3 million for software selection and workflow process development. We expect the professional fees to trend upward as we continue to develop marketing strategies.

   General and Administrative. General and administrative expenses increased to $49.2 million in 2000, compared with $16.4 million in 1999. The increase reflects increased headcount, facilities and sales and marketing expenses. We have granted certain key executives stock options and incurred a non-cash compensation charge of approximately $1.5 million in 2000 primarily for performance-based stock options. We also recorded non-cash compensation charges of approximately $1.2 million during 2000 relating to options repriced in 1999. We also continued the amortization of goodwill and other intangibles during 2000. We anticipate general and administrative expenses to continue to increase through commercial operations.

   Interest Income. Interest income increased to $27.6 million in 2000, compared with $2.9 million in 1999. The increase was the result of higher average balances of cash and cash equivalents in 2000, due to the proceeds from the private placement of 14% senior secured notes and warrants, the public offerings of Class A common stock and Series B convertible redeemable preferred stock and the private placement of Series C convertible redeemable preferred stock, all in the first nine months of 2000, which exceeded expenditures for satellite and launch vehicle construction, other capital expenditures and operating expenses.

   Interest Expense. We incurred interest costs of $39.1 and $24.4 million in 2000 and 1999, respectively. We capitalized interest costs of $39.1 million and $15.3 million associated with our FCC license and the XM Radio system in 2000 and 1999, respectively. The increase in interest costs was the result of the incurrence of new debt during the first quarter of 2000, which exceeded the reduction in interest due to the conversion of all debt into equity in the fourth quarter of 1999. Further, the interest capitalization threshold was exceeded in 1999.

   Net Loss. The net loss for 2000 and 1999 was $51.9 million and $36.9 million, respectively. The increase in net losses in 2000 compared with 1999 reflects increases in research and development and professional fees expenses, and additional general and administration expenses, primarily due to increased headcount, facility, and sales and marketing expenses in preparation for commercial operations and the amortization of goodwill and intangibles.

   XM Satellite Radio Inc. and Subsidiaries

   The results of operations for XM and its subsidiaries were substantially the same as the results for Holdings and its subsidiaries discussed above for 2000. In 1999, XM recognized $2.4 million less interest income due to the timing of capital contributions from Holdings and substantially less interest expense as Holdings' $5.5 million charge to interest for the beneficial conversion feature of the new Motient note and Holdings' exceeding its capitalization threshold by $3.6 million were not allocated to XM.

 Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   XM Satellite Radio Holdings Inc and Subsidiaries

   Research and Development. Research and development expenses decreased to $4.3 million in 1999, compared with $6.9 million in 1998. The decrease in research and development expenses resulted from the completion of the development of some of our system technology during 1998.

   Professional Fees. Professional fees increased to approximately $10.0 million in 1999, compared with $5.2 million in 1998. The increase primarily reflects additional legal, regulatory and marketing expenses.

   General and Administrative. General and administrative expenses increased to $16.4 million in 1999, compared with $4.0 million in 1998. The increase primarily reflects increased headcount and facility expenses to begin program management and operations. We also commenced the amortization of our goodwill and intangibles resulting from Motient's acquisition of a former investor's interest in us during 1999. We have granted certain key executives stock options and incurred a non-cash compensation charge of approximately $4.1 million in the fourth quarter of 1999 primarily for performance-based stock options. We will continue to incur quarterly non-cash compensation charges over the vesting period depending on the market value of our Class A common stock.

   Interest Income. Interest income increased to $2.9 million in 1999, compared with 1998, which was insignificant. The increase was the result of higher average balances of cash and short-term investments during 1999 due to the proceeds from the issuance of Series A convertible notes in the third quarter of 1999 exceeding the amounts of expenditures for satellite and launch vehicle construction, other capital expenditures and operating expenses.

   Interest Expense. As of December 31, 1999 and 1998, we owed $0 and $140.2 million, respectively, including accrued interest, under various debt agreements which we entered into for the purpose of financing the XM Radio system. Our capitalized interest costs were $15.3 million and $11.8 million associated with our FCC license and the XM Radio system during 1999 and 1998, respectively. We expensed interest costs of $9.1 million and $0 during 1999 and 1998, respectively. We incurred a one-time $5.5 million charge to interest due to the beneficial conversion feature of the new Motient note. We also exceeded our interest capitalization threshold by $3.6 million.

   Net Loss. The net loss for 1999 and 1998 was $36.9 million and $16.2 million, respectively. The increase in net losses for 1999, compared with 1998, primarily reflects an increase in net interest expense as discussed above and additional general and administration expenses, primarily due to increased headcount and facility expenses, in preparation for commercial operations and the commencement of amortization of goodwill and intangibles.

   XM Satellite Radio Inc. and Subsidiaries

   The results of operations for XM and its subsidiaries were substantially the same as the results for Holdings and its subsidiaries discussed above; except that in 1999, XM recognized $2.4 million less interest income due to the timing of capital contributions from Holdings and substantially less interest expense as Holdings' $5.5 million charge to interest for the beneficial conversion feature of the new Motient note and Holdings' exceeding its capitalization threshold by $3.6 million were not allocated to XM.

Liquidity and Capital Resources

   At December 31, 2000, we had a total of cash and cash equivalents of $224.9 million, which excludes $95.3 million of current restricted investments, and working capital of $261.2 million. Giving effect to the concurrent offerings detailed below, as of March 6, 2001, we had cash and cash equivalents of $417.6 million, which excludes $95.3 million of current restricted investments, and working capital of $453.9 million on a pro forma basis. By comparison, cash, cash equivalents and short-term investments were $120.2 million and working capital equaled $94.7 million at December 31, 1999. The increases in the respective balances are due primarily to the proceeds from the financings described below.

 Funds Raised for Period Through Commencement of Commercial Operations

   Since inception, we have raised an aggregate of $1.3 billion, net of expenses, interest reserve and repayment of debt. These funds are expected to be sufficient, in the absence of additional financing, to cover funding needs through commencement of commercial operations in the summer of 2001 and into 2002. These funds have been used to acquire our FCC license, make required payments for our system, including the satellites, terrestrial repeater system, and ground networks, and for working capital and operating expenses.

   Sources of Funds. Of the $1.3 billion raised to date, approximately $167.0 million, excluding the Class A common stock acquired by Motient Corporation as part of our initial public offering, has been raised through the issuance of equity to, and receipt of loans from, Motient Corporation and a former stockholder. Of this amount, approximately $90.7 million and $46.0 million was raised in 1997 and 1998, respectively, and $30.3 million was raised in January 1999.

   In July 1999, we issued $250.0 million of Series A subordinated convertible notes to six strategic and financial investors--General Motors, $50.0 million; Clear Channel Communications, $75.0 million; DIRECTV, $50.0 million; and Columbia Capital, Telcom Ventures, L.L.C. and Madison Dearborn Partners, $75.0 million in the aggregate. Using part of the proceeds from the issuance of the Series A subordinated convertible notes, we paid a former stockholder $75.0 million in July 1999 to redeem an outstanding loan. We incurred fees and expenses totaling $11.3 million in connection with these transactions.

   In October 1999, we completed an initial public offering which yielded net proceeds of $114.1 million. Concurrent with the closing of our initial public offering, $250.0 million of our Series A subordinated convertible notes, together with associated accrued interest, converted into shares of our Series A convertible preferred stock and shares of our Class A common stock. Additionally, $103.3 million of convertible notes issued to Motient by us, together with associated accrued interest, converted into shares of our Class B common stock.

   During the fiscal year ended December 31, 2000:

  . We completed a follow-on offering of 4,370,000 shares of Class A common stock, yielding net proceeds of $132.1 million;

  . We completed a concurrent offering of 2,000,000 shares of our Series B convertible redeemable preferred stock, which yielded net proceeds of $96.5 million;

  . We completed a private placement of 325,000 units, each consisting of $1,000 principal amount of 14% senior secured notes due 2010 of XM, and one warrant to purchase 8.024815 shares of our Class A common stock at $49.50 per share that provided net proceeds of $191.5 million excluding $123.0 million for an interest reserve; and

  . We closed a private offering of 235,000 shares of our Series C convertible redeemable preferred stock, which yielded net proceeds of approximately $226.8 million. We recorded a $123.0 million beneficial conversion charge that reduced earnings available to common stockholders. The issuance of the Series C preferred stock also caused the exercise price of the warrants sold in March 2000 to be adjusted to $47.94 and the number of warrant shares to be increased to 8.285948 per warrant.

   Following the end of the fiscal year ended December 31, 2000, in March 2001, we completed a follow-on offering of 7,500,000 shares of Class A common stock, which yielded net proceeds of $72.0 million, and a concurrent offering of 7.75% convertible subordinated notes due 2006, convertible into shares of our Class A common stock at $12.23 per share, which yielded net proceeds of $120.7 million. These issuances caused the conversion price of the Series C preferred stock to be adjusted from $26.50 to $22.93 and the exercise price of the warrants sold in March 2000 to be adjusted to $45.27 and the number of warrant shares to be increased to 8.776003 per warrant.

   Through December 31, 2000, the proceeds from these offerings were contributed by Holdings to XM except for $21,712,000 which remains at Holdings.

   Uses of Funds. Of the approximately $1.3 billion of funds raised to date, as of December 31, 2000, we have paid $765.1 million in capital expenditures, including approximately $90.0 million for our FCC licence which has been paid for in full, and incurred $127.5 million in operating expenses.

   Satellite Contract. Under our satellite contract, Boeing Satellite Systems International, Inc. (formerly Hughes Space and Communications, Inc.) will deliver two satellites in orbit and is to complete construction of a ground spare satellite. Boeing will also provide ground equipment and software to be used in the XM Radio system and certain launch and operations support services. We expect that by commencement of commercial operations in the summer of 2001, we will have had to pay an aggregate amount of approximately $472.6 million for these items. This amount does not include incentive payments, which will depend in part on projected satellite performance at the acceptance date. Such payments could total up to an additional $68.7 million over the useful lives of the satellites. As of December 31, 2000, we had paid approximately $466.0 million under our satellite contract and have recognized an additional $1.6 million in accrued milestone payments.

   Launch Insurance. We expect that launch insurance for both satellites will cost approximately $50.0 million. As of December 31, 2000, we had paid $24.2 million with respect to launch insurance.

   Terrestrial Repeater System. Based on the current design of the XM Radio system and existing contracts, we estimate that through our expected commencement of operations in the summer of 2001 we will incur aggregate costs of approximately $258.0 million for a terrestrial repeater system. We expect these costs to cover the capital cost of the design, development and installation of a system of terrestrial repeaters to cover approximately 70 cities and metropolitan areas. As of December 31, 2000, we had incurred costs with respect to the terrestrial repeater buildout of $84.7 million. In August 1999, we signed a contract with LCC International, Inc., a related party, that presently calls for payments of approximately $107.5 million for engineering and site preparation. As of December 31, 2000, we had paid $50.2 million under this contract and accrued an additional $15.1 million. We have also engaged other companies to perform site preparation services. We also entered into a contract effective October 22, 1999, with Hughes Electronics Corporation for the design, development and manufacture of the terrestrial repeaters. Payments under this contract are expected to be approximately $128.0 million. As of December 31, 2000, we had paid $15.4 million under this contract.

   Ground Segment. Based on the design of the XM Radio system, available research and existing contracts, we expect to incur aggregate ground segment costs through the expected commencement of operations in the summer of 2001 of approximately $65.9 million. We expect these costs will cover the satellite control facilities, programming production studios and various other equipment and facilities. As of December 31, 2000, we had incurred $47.5 million with respect to the ground segment.

   FCC License. In October 1997, we received one of two satellite radio licenses issued by the FCC. We have paid approximately $90.0 million for this license, including the initial bid right. There are no further payments required relating to the license.

   Operating Expenses. From inception through December 31, 2000, we have incurred total operating expenses of $127.5 million.

   Joint Development Agreement Funding Requirements. We may require additional funds to pay license fees or make contributions towards the development of the technologies used to develop a unified standard for satellite radios under our joint development agreement with Sirius Radio. Each party is obligated to fund one half of the development cost for such technologies. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. In our discussions we have yet to agree on the validity, value, use, importance and available alternatives of our respective technologies. If we fail to reach agreement, the fees or credits may be determined through binding arbitration. We cannot predict at this time the amount of license fees or contribution payable by us or Sirius Radio or the size of the credits to us and Sirius Radio from the use of the other's technology. This may require significant additional capital.

 Funds Required Following Commencement of Commercial Operations

   We expect to need significant additional funds following commencement of commercial operations to cover our cash requirements before we generate sufficient cash flow from operations to cover our expenses. We estimate that our existing resources, including proceeds of offerings concluded in March 2001, would be sufficient in the absence of additional financing to cover our estimated funding needs into 2002, including funding needs of $150-$175 million required through the end of 2001 to be used for marketing, system operating expenses and general corporate purposes. After 2001, we anticipate that we will need an additional $250-$300 million through 2002, and we will require additional funding thereafter. These amounts are estimates, and may change, and we may need additional financing in excess of these estimates. Funds will be needed to cover operating expenses, marketing and promotional expenses including an extensive marketing campaign in connection with the launch of our service, distribution expenses, programming costs and any further development of the XM Radio system that we may undertake after operations commence. Marketing and distribution expenses are expected to include joint advertising and joint development with and manufacturing subsidies of certain costs of some of our manufacturers and distribution partners. We cannot estimate the total amount of these operational, promotional, subscriber acquisition, joint development and manufacturing costs and expenses, since they vary depending upon different criteria, but they are expected to be substantial.

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

Recent Accounting Pronouncements

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"). FIN 44 further defines the accounting consequences of various modifications to the terms of a previously fixed stock option or award under APB Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 became effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998 or January 12, 2000. In July 1999, we repriced 818,339 options and FIN 44 requires that these options be accounted for as variable from July 1, 2000 until the date the award is exercised, is forfeited, or expires unexercised. For those options that have vested as of July 1, 2000, compensation cost is recognized only to the extent that the exercise price exceeds the stock price on July 1, 2000. For those options that have not vested as of July 1, 2000, the portion of the award's intrinsic value measured at July 1, 2000 is recognized over the remaining vesting period. Additional compensation cost is measured for the full amount of any increases in stock price after the effective date and is recognized over the remaining vesting period. Any adjustment to compensation cost for further changes in the stock price after the award vests is recognized immediately. The effects of implementing FIN 44 required us to recognize additional non-cash compensation of $1.2 million during the fiscal year ended December 31, 2000.

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, An Amendment of SFAS 133. SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after 2000; we adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. We have reviewed our contracts and determined that we have no derivative instruments and do not engage in hedging activities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   As of December 31, 2000, we do not have any derivative financial instruments and do not intend to use derivatives. We invest our cash in short-term commercial paper and investment-grade corporate and government obligations and money market funds. Our long-term debt includes a fixed interest rate and the fair market value of the debt is sensitive to changes to interest rates. We run the risk that market rates will decline and the required payments will exceed those based on current market rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. Additionally, we believe that our exposure to interest rate risk is not material to our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements of XM Satellite Radio Holdings Inc., including consolidated balance sheets as of December 31, 1999 and 2000, and consolidated statements of operations, consolidated statements of stockholders' equity (deficit) and consolidated statements of cash flows for the three-year period ended December 31, 2000, and for the period from December 15, 1992 (date of inception) to December 31, 2000 and notes to the consolidated financial statements, together with a report thereon of KPMG LLP, dated February 9, 2001, are attached hereto as pages F-1 through F-26.

   The consolidated financial statements of XM Satellite Radio Inc., including consolidated balance sheets as of December 31, 1999 and 2000, and consolidated statements of operations, consolidated statements of stockholder's equity and consolidated statements of cash flows for the three-year period ended December 31, 2000, and for the period from December 15, 1992 (date of inception) to December 31, 2000 and notes to the consolidated financial statements, together with a report thereon of KPMG LLP, dated February 9, 2001, are attached hereto as pages F-27 through F-47.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

   The information is incorporated herein by reference to Holdings' definitive 2001 Proxy Statement. Holdings and XM have the same directors and executive officers.

ITEM 11. EXECUTIVE COMPENSATION

   The information is incorporated herein by reference to Holdings' definitive 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information is incorporated herein by reference to Holdings' definitive 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information is incorporated herein by reference to Holdings' definitive 2001 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1) The following Consolidated Financial Statements of and report of independent public accountants for XM Satellite Radio Holdings Inc. are included in Item 8 of this Form 10-K:

     Report of Independent Auditors.

     Consolidated Balance Sheets as of December 31, 1999 and 2000.

     Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000, and for the period from December 15, 1992 (date of inception) to December 31, 2000.

     Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1999 and 2000, and for the period from December 15, 1992 (date of inception) to December 31, 2000.

     Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000, and for the period from December 15, 1992 (date of inception) to December 31, 2000.

     Notes to Consolidated Financial Statements.

   The following Consolidated Financial Statements of and report of independent public accountants for XM Satellite Radio Inc. are included in Item 8 of this Form 10-K:

     Report of Independent Auditors.

     Consolidated Balance Sheets as of December 31, 1999 and 2000.

     Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000, and for the period from December 15, 1992 (date of inception) to December 31, 2000.

     Consolidated Statements of Stockholder's Equity for the years ended December 31, 1998, 1999 and 2000, and for the period from December 15, 1992 (date of inception) to December 31, 2000.

     Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000, and for the period from December 15, 1992 (date of inception) to December 31, 2000.

     Notes to Consolidated Financial Statements.

   (a)(2) The following consolidated financial statement schedules are filed as part of this report and attached hereto on pages S-1 through S-4:

     Schedule I--Valuation and Qualifying Accounts.

   All other schedules for which provision is made in the applicable accounting regulations of the Commission either have been included in the Consolidated Financial Statements of XM Satellite Radio Holdings Inc. or the notes thereto, the Consolidated Financial Statements of XM Satellite Radio Inc. or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

   (a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

                                 EXHIBIT INDEX

 Exhibit
   No.                                 Description
 -------                               -----------
  3.1+   Restated Certificate of Incorporation of XM Satellite Radio Holdings
         Inc.


  3.2+   Restated Bylaws of XM Satellite Radio Holdings Inc.


  3.3    Restated Certificate of Incorporation of XM Satellite Radio Inc.
         (incorporated by reference to XM's Registration Statement on Form S-4,
         File No. 333-39178).

  3.4 Amended and Restated Bylaws of XM Satellite Radio Inc. (incorporated by reference to XM's Registration Statement on Form S-4, File No. 333-
         39178).

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

  4.3    Certificate of Designation Establishing the Voting Powers,
         Designations, Preferences, Limitations, Restrictions and Relative
         Rights of 8.25% Series B Convertible Redeemable Preferred Stock due
         2012 (incorporated by reference to Holdings' Annual Report on Form 10-
         K for the fiscal year ended December 31, 1999, filed with the SEC on March 16, 2000).

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

 Exhibit
   No.                                 Description
 -------                               -----------
  4.12   Form of 14% Senior Secured Note of XM Satellite Radio Inc.
         (incorporated by reference to XM's Registration Statement on Form S-4,
         File No. 333-39178).


  4.13   Security Agreement, dated March 15, 2000, between XM Satellite Radio
         Inc. and United States Trust Company of New York (incorporated by reference to XM's Registration Statement on Form S-4, File No. 333-
         39178).

  4.14   Pledge Agreement, dated March 15, 2000, between XM Satellite Radio
         Inc. and United States Trust Company of New York (incorporated by reference to XM's Registration Statement on Form S-4, File No. 333-
         39178).

  4.15   Indenture, dated March 6, 2001, between XM Satellite Radio Holdings
         Inc. and United States Trust Company of New York.


  4.16   Form of 7.75% convertible subordinated note of Holdings.


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

 10.3+   Note Purchase Agreement, dated June 7, 1999, by and between XM
         Satellite Radio Holdings Inc., XM Satellite Radio Inc., Clear Channel
         Communications, Inc., DIRECTV Enterprises, Inc., General Motors
         Corporation, Telcom-XM Investors, L.L.C., Columbia XM Radio Partners,
         LLC, Madison Dearborn Capital Partners III, L.P., Madison Dearborn
         Special Equity III, L.P., and Special Advisors Fund I, LLC (including form of Series A subordinated convertible note of XM Satellite Radio
         Holdings Inc. attached as Exhibit A thereto).

 10.4+*  Technology Licensing Agreement by and among XM Satellite Radio Inc.,
         XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1,
         1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999.

 10.5+*  Technical Services Agreement between XM Satellite Radio Holdings Inc.
         and American Mobile Satellite Corporation, dated as of January 1,
         1998, as amended by Amendment No. 1 to Technical Services Agreement, dated June 7, 1998.

 10.6+*  Satellite Purchase Contract for In-Orbit Delivery, by and between XM
         Satellite Radio Inc. and Hughes Space and Communications International
         Inc., dated July 21, 1999.

 10.7+*  Amended and Restated Agreement by and between XM Satellite Radio Inc.
         and STMicroelectronics Srl, dated September 27, 1999.

 Exhibit
   No.                                 Description
 -------                               -----------
 10.8+*  Distribution Agreement, dated June 7, 1999, between OnStar, a division of General Motors Corporation, and XM Satellite Radio Inc.


 10.9+*  Operational Assistance Agreement, dated as of June 7, 1999, between XM
         Satellite Radio Inc. and DIRECTV, INC.


 10.10+* Operational Assistance Agreement, dated as of June 7, 1999, between XM
         Satellite Radio Inc. and Clear Channel Communication, Inc.

 10.11+* Operational Assistance Agreement, dated as of June 7, 1999, between XM
         Satellite Radio Inc. and TCM, LLC.


 10.12+  Agreement, dated as of July 16, 1999, between XM Satellite Radio
         Holdings Inc. and Gary Parsons.


 10.13+  Employment Agreement, dated as of June 1, 1998, between XM Satellite
         Radio Holdings Inc. and Hugh Panero.


 10.14+  Intentionally Omitted.


 10.15+  Form of Letter Agreement with Senior Vice Presidents.


 10.16+  Intentionally Omitted.


 10.17+  Form of Indemnification Agreement between XM Satellite Radio Holdings
         Inc. and each of its directors and executive officers.

 10.18   1998 Shares Award Plan (incorporated by reference to Holdings'
         Registration Statement on Form S-8, File No. 333-42590).

 10.19+  Form of Employee Non-Qualified Stock Option Agreement.


 10.20+* Firm Fixed Price Contract #001 between XM Satellite Radio Inc. and the
         Fraunhofer Gesellschaft zur Foderung Der angewandten Forschung e.V., dated July 16, 1999.

 10.21+* Contract for Engineering and Construction of Terrestrial Repeater
         Network System by and between XM Satellite Radio Inc. and LCC
         International, Inc., dated August 18, 1999.

 10.22   Employee Stock Purchase Plan (incorporated by reference to Holdings'
         Registration Statement on Form S-8, File No. 333-92049).

 10.23+  Non-Qualified Stock Option Agreement between Gary Parsons and XM
         Satellite Radio Holdings Inc., dated July 16, 1999.


 10.24+  Non-Qualified Stock Option Agreement between Hugh Panero and XM
         Satellite Radio Holdings Inc., dated July 1, 1998, as amended.

 10.25+  Form of Director Non-Qualified Stock Option Agreement.


 10.26+  Lease between Consortium One Eckington, L.L.C. and XM Satellite Radio
         Inc., dated September 29, 1999.


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

 Exhibit
   No.                      Description
 -------                    -----------
  21.1   Subsidiaries of XM Satellite Radio Holdings Inc.


  23.1   Consent of KPMG LLP.

--------
+ Incorporated by reference to Holdings' Registration Statement on Form S-1, File No. 333-83619.
* Pursuant to the Commission's Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

   (b) Reports on Form 8-K.

     On January 16, 2001, Holdings filed a Current Report on Form 8-K that reported the issuance of a press release announcing a satellite launch delay. Holdings filed the press release as an exhibit.

     On February 22, 2001, Holdings filed a Current Report on Form 8-K that contained audited, consolidated financial statements substantially the same as those contained herein. Holdings also filed certain other information that it deemed of importance to its stockholders.

     On March 1, 2001, Holdings filed a Current Report on Form 8-K that contained certain exhibits in connection with its offerings of Class A common stock and convertible subordinated notes.

   (c) Exhibits.

     XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. hereby file as part of this Form 10-K the Exhibits listed in the Index to Exhibits.

   (d) Consolidated Financial Statement Schedule.

     The following consolidated financial statement schedule is filed herewith for each of Holdings and XM:

                Schedule I--Valuation and Qualifying Accounts.

     Schedules not listed above have been omitted because they are inapplicable or the information required to be set forth therein is provided in the Consolidated Financial Statements of XM Satellite Radio Holdings Inc. or notes thereto and XM Satellite Radio Inc. or notes thereto.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          XM SATELLITE RADIO HOLDINGS INC.

                                                    /s/ Hugh Panero
                                          By: _________________________________
                                                        Hugh Panero
                                               President and Chief Executive
                                                          Officer

Date: March 14, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Hugh Panero               President, Chief Executive   March 14, 2001
______________________________________  Officer and Director
             Hugh Panero                (Principal Executive
                                        Officer)

      /s/ Heinz Stubblefield           Senior Vice President,       March 14, 2001
______________________________________  Chief Financial Officer
          Heinz Stubblefield            (Principal Financial and
                                        Accounting Officer)

       /s/ Gary M. Parsons             Chairman of the Board of     March 14, 2001
______________________________________  Directors
           Gary M. Parsons

      /s/ Nathaniel A. Davis           Director                     March 14, 2001
______________________________________
          Nathaniel A. Davis

                                       Director                           , 2001
______________________________________
          Thomas J. Donohue

       /s/ Randall T. Mays             Director                     March 14, 2001
______________________________________
           Randall T. Mays

    /s/ Pierce J. Roberts, Jr.         Director                     March 14, 2001
______________________________________
        Pierce J. Roberts, Jr.

        /s/ Randy S. Segal             Director                     March 14, 2001
______________________________________
            Randy S. Segal

          /s/ Jack Shaw                Director                     March 14, 2001
______________________________________
              Jack Shaw

      /s/ Dr. Rajendra Singh           Director                     March 14, 2001
______________________________________
          Dr. Rajendra Singh

      /s/ Ronald L. Zarrella           Director                     March 14, 2001
______________________________________
          Ronald L. Zarrella

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          XM SATELLITE RADIO INC.

                                                    /s/ Hugh Panero
                                          By: _________________________________
                                                        Hugh Panero
                                               President and Chief Executive
                                                          Officer

Date: March 14, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Hugh Panero               President, Chief Executive   March 14, 2001
______________________________________  Officer and Director
             Hugh Panero                (Principal Executive
                                        Officer)

      /s/ Heinz Stubblefield           Senior Vice President,       March 14, 2001
______________________________________  Chief Financial Officer
          Heinz Stubblefield            (Principal Financial and
                                        Accounting Officer)

       /s/ Gary M. Parsons             Chairman of the Board of     March 14, 2001
______________________________________  Directors
           Gary M. Parsons

      /s/ Nathaniel A. Davis           Director                     March 14, 2001
______________________________________
          Nathaniel A. Davis

                                       Director                           , 2001
______________________________________
          Thomas J. Donohue

       /s/ Randall T. Mays             Director                     March 14, 2001
______________________________________
           Randall T. Mays

    /s/ Pierce J. Roberts, Jr.         Director                     March 14, 2001
______________________________________
        Pierce J. Roberts, Jr.

        /s/ Randy S. Segal             Director                     March 14, 2001
______________________________________
            Randy S. Segal

          /s/ Jack Shaw                Director                     March 14, 2001
______________________________________
              Jack Shaw

      /s/ Dr. Rajendra Singh           Director                     March 14, 2001
______________________________________
          Dr. Rajendra Singh

      /s/ Ronald L. Zarrella           Director                     March 14, 2001
______________________________________
          Ronald L. Zarrella

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Independent Auditors' Report................................................ F-2

Consolidated Balance Sheets................................................. F-3

Consolidated Statements of Operations....................................... F-4

Consolidated Statements of Stockholders' Equity (Deficit)................... F-5

Consolidated Statements of Cash Flows....................................... F-7

Notes to Consolidated Financial Statements.................................. F-8

Schedule I--Valuation and Qualifying Accounts............................... S-1


                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                         (A Development Stage Company)

Independent Auditors' Report............................................... F-27

Consolidated Balance Sheets................................................ F-28

Consolidated Statements of Operations...................................... F-29

Consolidated Statements of Stockholder's Equity............................ F-30

Consolidated Statements of Cash Flows...................................... F-31

Notes to Consolidated Financial Statements................................. F-32

Schedule I--Valuation and Qualifying Accounts..............................  S-3

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
XM Satellite Radio Holdings Inc. and Subsidiaries:

   We have audited the accompanying consolidated balance sheets of XM Satellite Radio Holdings Inc. and subsidiaries (a development stage company) as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2000, and for the period from December 15, 1992 (date of inception) to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XM Satellite Radio Holdings Inc. and subsidiaries (a development stage company) as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 and for the period from December 15, 1992 (date of inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 10 to the consolidated financial statements, the Company has not commenced operations and is dependent upon additional debt or equity financing, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               /s/ KPMG LLP

McLean, VA
February 9, 2001

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 2000

                                     ASSETS

                                                            1999       2000
                                                          --------  ----------
                                                            (in thousands,
                                                                except
                                                              share data)
Current assets:
  Cash and cash equivalents.............................. $ 50,698  $  224,903
  Short-term investments.................................   69,472          --
  Restricted investments.................................       --      95,277
  Prepaid and other current assets.......................    1,077       8,815
                                                          --------  ----------
    Total current assets.................................  121,247     328,995
Other assets:
  Restricted investments, net of current portion.........       --      65,889
  System under construction..............................  362,358     805,563
  Property and equipment, net of accumulated depreciation
   and amortization of $347 and $2,337...................    2,551      59,505
  Goodwill and intangibles, net of accumulated
   amortization of $1,220 and $2,599.....................   25,380      24,001
  Other assets, net of accumulated amortization of $0 and
   $672..................................................    3,653       9,265
                                                          --------  ----------
    Total assets......................................... $515,189  $1,293,218
                                                          ========  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................... $ 23,338  $   47,159
  Accrued expenses.......................................    1,514       4,645
  Due to related party...................................       62          63
  Accrued interest on senior secured notes...............       --      13,397
  Royalty payable........................................    1,646       2,565
                                                          --------  ----------
    Total current liabilities............................   26,560      67,829

Senior secured notes, net of discount amortization of $0
 and $2,044..............................................       --     261,298
Royalty payable, net of current portion..................    3,400       2,600
Capital lease, net of current portion....................      212       1,367
Other non-current liabilities............................       --       4,172
                                                          --------  ----------
    Total liabilities....................................   30,172     337,266
                                                          --------  ----------
Stockholders' equity:
  Series A convertible preferred stock, par value $0.01
   (liquidation preference of $102,688,000); 15,000,000
   shares authorized, 10,786,504 shares issued and
   outstanding at December 31, 1999 and 2000.............      108         108
  Series B convertible redeemable preferred stock, par
   value $0.01 (liquidation preference of $43,364,000);
   3,000,000 shares authorized, no shares and 867,289
   shares issued and outstanding at December 31, 1999 and
   2000, respectively....................................       --           9
  Series C convertible redeemable preferred stock, par
   value $0.01 (liquidation preference of $244,277,000);
   250,000 shares authorized, no shares and 235,000
   shares issued and outstanding at December 31, 1999 and
   2000, respectively....................................       --           2
  Class A common stock, par value $0.01; 180,000,000
   shares authorized, 26,465,333
   and 34,073,994 shares issued and outstanding at
   December 31, 1999 and 2000, respectively..............      265         341
  Class B common stock, par value $0.01; 30,000,000
   shares authorized, 17,872,176
   and 16,557,262 shares issued and outstanding at
   December 31, 1999 and 2000, respectively..............      179         166
  Class C common stock, par value $0.01; 30,000,000
   shares authorized, no shares issued and outstanding at
   December 31, 1999 and 2000............................       --          --
  Additional paid-in capital.............................  539,187   1,061,921
  Deficit accumulated during development stage...........  (54,722)   (106,595)
                                                          --------  ----------
    Total stockholders' equity...........................  485,017     955,952
                                                          --------  ----------
Commitments and contingencies (notes 3, 10 and 11)
    Total liabilities and stockholders' equity........... $515,189  $1,293,218
                                                          ========  ==========


          See accompanying notes to consolidated financial statements.

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
     Years Ended December 31, 1998, 1999 and 2000, and for the period from
           December 15, 1992 (date of inception) to December 31, 2000

                                                              December 15, 1992
                                                                  (date of
                                                                inception) to
                             1998        1999        2000     December 31, 2000
                          ----------  ----------  ----------  -----------------
                                  (in thousands, except share data)
Revenue.................. $       --  $       --  $       --      $      --
                          ----------  ----------  ----------      ---------
Operating expenses:
  Research and
   development...........      6,941       4,274       7,397         18,612
  Professional fees......      5,242       9,969      22,836         39,137
  General and
   administrative........      4,010      16,448      49,246         69,724
                          ----------  ----------  ----------      ---------
    Total operating
     expenses............     16,193      30,691      79,479        127,473
                          ----------  ----------  ----------      ---------
Operating loss...........    (16,193)    (30,691)    (79,479)      (127,473)
Other income (expense):
  Interest income........         26       2,916      27,606         30,548
  Interest expense.......         --      (9,121)         --         (9,670)
                          ----------  ----------  ----------      ---------
    Net loss............. $  (16,167) $  (36,896) $  (51,873)     $(106,595)
                          ==========  ==========  ==========      =========
8.25% Series B preferred
 stock dividend
 requirement.............         --          --      (5,935)
8.25% Series C preferred
 stock dividend
 requirement.............         --          --      (9,277)
Series B preferred stock
 deemed dividend.........         --          --     (11,211)
Series C preferred stock
 beneficial conversion
 feature.................         --          --    (123,042)
                          ----------  ----------  ----------
    Net loss attributable
     to common
     stockholders........ $  (16,167) $  (36,896) $ (201,338)
                          ==========  ==========  ==========
Net loss per share:
  Basic and diluted...... $    (2.42) $    (2.40) $    (4.15)
                          ==========  ==========  ==========
Weighted average shares
 used in computing net
 loss per share-basic and
 diluted.................  6,689,250  15,344,102  48,508,042
                          ==========  ==========  ==========


          See accompanying notes to consolidated financial statements.

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
     Years Ended December 31, 1998, 1999 and 2000, and for the period from
           December 15, 1992 (date of inception) to December 31, 2000

                                        Series B      Series C
                                       Convertible   Convertible
                        Series A       Redeemable    Redeemable
                       Convertible      Preferred     Preferred    Class A Common    Class B Common      Class C
                     Preferred Stock      Stock         Stock           Stock             Stock       Common Stock
                    ----------------- ------------- ------------- ----------------- ----------------- -------------
                                                                                                                    Additional
                                                                                                                     Paid-in
                      Shares   Amount Shares Amount Shares Amount   Shares   Amount   Shares   Amount Shares Amount  Capital
                    ---------- ------ ------ ------ ------ ------ ---------- ------ ---------- ------ ------ ------ ----------
                                                                     (in thousands, except share data)
Issuance of
common stock
(December 15,
1992)...........            --  $ --    --    $--     --    $--           --  $ --         100  $ --    --    $--    $    --
                    ----------  ----   ---    ---    ---    ---   ----------  ----  ----------  ----   ---    ---    -------
Balance at
December 31,
1992............            --    --    --     --     --     --           --    --         100    --    --     --         --
Net loss........            --    --    --     --     --     --           --    --          --    --    --     --         --
                    ----------  ----   ---    ---    ---    ---   ----------  ----  ----------  ----   ---    ---    -------
Balance at
December 31,
1993............            --    --    --     --     --     --           --    --         100    --    --     --         --
Net loss........            --    --    --     --     --     --           --    --          --    --    --     --         --
                    ----------  ----   ---    ---    ---    ---   ----------  ----  ----------  ----   ---    ---    -------
Balance at
December 31,
1994............            --    --    --     --     --     --           --    --         100    --    --     --         --
Net loss........            --    --    --     --     --     --           --    --          --    --    --     --         --
                    ----------  ----   ---    ---    ---    ---   ----------  ----  ----------  ----   ---    ---    -------
Balance at
December 31,
1995............            --    --    --     --     --     --           --    --         100    --    --     --         --
Net loss........            --    --    --     --     --     --           --    --          --    --    --     --         --
                    ----------  ----   ---    ---    ---    ---   ----------  ----  ----------  ----   ---    ---    -------
Balance at
December 31,
1996............            --    --    --     --     --     --           --    --         100    --    --     --         --
Contributions to
paid-in
capital.........            --    --    --     --     --     --           --    --          --    --    --     --        143
Issuance of
common stock and
capital
contributions...            --    --    --     --     --     --           --    --          25    --    --     --      9,000
Issuance of
options.........            --    --    --     --     --     --           --    --          --    --    --     --      1,500
Net loss........            --    --    --     --     --     --           --    --          --    --    --     --         --
                    ----------  ----   ---    ---    ---    ---   ----------  ----  ----------  ----   ---    ---    -------
Balance at
December 31,
1997............            --    --    --     --     --     --           --    --         125    --    --     --     10,643
Net loss........            --    --    --     --     --     --           --    --          --    --    --     --         --
                    ----------  ----   ---    ---    ---    ---   ----------  ----  ----------  ----   ---    ---    -------
Balance at
December 31,
1998............            --    --    --     --     --     --           --    --         125    --    --     --     10,643
53,514-for-one
stock split.....            --    --    --     --     --     --           --    --   6,689,125    67    --     --        (67)
Initial public
offering........            --    --    --     --     --     --   10,241,000   102          --    --    --     --    114,032
Conversion of
Series A
convertible
debt............    10,786,504   108    --     --     --     --   16,179,755   162          --    --    --     --    246,079
Conversion of
subordinated
convertible
notes payable
to related
party...........            --    --    --     --     --     --           --    --  11,182,926   112    --     --    106,843
Increase in FCC
license,
goodwill and
intangibles.....            --    --    --     --     --     --           --    --          --    --    --     --     51,624
Charge for
beneficial
conversion
feature of note
issued to Parent..          --    --    --     --     --     --           --    --          --    --    --     --      5,520
Issuance of
shares to
employees
through stock
option and
purchase plans..            --    --    --     --     --     --       29,862     1          --    --    --     --        303
Non-cash stock
compensation....            --    --    --     --     --     --       14,716    --          --    --    --     --      4,210
Net loss........            --    --    --     --     --     --           --    --          --    --    --     --         --
                    ----------  ----   ---    ---    ---    ---   ----------  ----  ----------  ----   ---    ---    -------
Balance at
December 31,
1999............    10,786,504   108    --     --     --     --   26,465,333   265  17,872,176   179    --     --    539,187
                       Deficit Accumulated
                    -------------------------
                                    Total
                      During    Stockholders'
                    Development    Equity
                       Stage      (Deficit)
                    ----------- -------------
Issuance of
common stock
(December 15,
1992)...........      $    --      $    --
                    ----------- -------------
Balance at
December 31,
1992............           --           --
Net loss........           --           --
                    ----------- -------------
Balance at
December 31,
1993............           --           --
Net loss........           --           --
                    ----------- -------------
Balance at
December 31,
1994............           --           --
Net loss........           --           --
                    ----------- -------------
Balance at
December 31,
1995............           --           --
Net loss........           --           --
                    ----------- -------------
Balance at
December 31,
1996............           --           --
Contributions to
paid-in
capital.........           --          143
Issuance of
common stock and
capital
contributions...           --        9,000
Issuance of
options.........           --        1,500
Net loss........       (1,659)      (1,659)
                    ----------- -------------
Balance at
December 31,
1997............       (1,659)       8,984
Net loss........      (16,167)     (16,167)
                    ----------- -------------
Balance at
December 31,
1998............      (17,826)      (7,183)
53,514-for-one
stock split.....           --           --
Initial public
offering........           --      114,134
Conversion of
Series A
convertible
debt............           --      246,349
Conversion of
subordinated
convertible
notes payable
to related
party...........           --      106,955
Increase in FCC
license,
goodwill and
intangibles.....           --       51,624
Charge for
beneficial
conversion
feature of note
issued to Parent..         --        5,520
Issuance of
shares to
employees
through stock
option and
purchase plans..           --          304
Non-cash stock
compensation....           --        4,210
Net loss........      (36,896)     (36,896)
                    ----------- -------------
Balance at
December 31,
1999............      (54,722)     485,017

                                                                     (continued)

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (cont.) Years Ended December 31, 1998, 1999 and 2000, and for the period from
          December 15, 1992 (date of inception) to December 31, 2000

                                                          Series C
                                        Series B        Convertible
                      Series A         Convertible       Redeemable
                     Convertible       Redeemable        Preferred     Class A Common    Class B Common       Class C
                   Preferred Stock   Preferred Stock       Stock            Stock             Stock        Common Stock
                  ----------------- ------------------ -------------- ----------------- ------------------ -------------
                    Shares   Amount   Shares    Amount Shares  Amount   Shares   Amount   Shares    Amount Shares Amount
                  ---------- ------ ----------  ------ ------- ------ ---------- ------ ----------  ------ ------ ------
                                                                      (in thousands, except share data)
Secondary public
offering........          --  $ --          --   $ --       --  $--    4,370,000  $ 44          --   $ --    --    $--
Sale of Series B
convertible
redeemable
preferred
stock...........          --    --   2,000,000     20       --   --           --    --          --     --    --     --
Sale of Series C
convertible
redeemable
preferred
stock...........          --    --          --     --  235,000    2           --    --          --     --    --     --
Incentivized
conversion of
Series B
convertible
redeemable
preferred
stock...........          --    --  (1,132,711)   (11)      --   --    1,700,016    17          --     --    --     --
Sale of warrants
to purchase
Class A common
stock...........          --    --          --     --       --   --           --    --          --     --    --     --
Conversion of
Class B common
stock...........          --    --          --     --       --   --    1,314,914    13  (1,314,914)   (13)   --     --
Series B
convertible
redeemable
preferred stock
dividends.......          --    --          --     --       --   --      145,166     1          --     --    --     --
Issuance of
shares to
employees
through stock
option and
purchase plans..          --    --          --     --       --   --       73,565     1          --     --    --     --
Non-cash stock
compensation....          --    --          --     --       --   --        5,000    --          --     --    --     --
Net loss........          --    --          --     --       --   --           --    --          --     --    --     --
                  ----------  ----  ----------   ----  -------  ---   ----------  ----  ----------   ----   ---    ---
Balance at
December 31,
2000............  10,786,504  $108     867,289   $  9  235,000  $ 2   34,073,994  $341  16,557,262   $166    --    $--
                  ==========  ====  ==========   ====  =======  ===   ==========  ====  ==========   ====   ===    ===
                                 Deficit Accumulated
                              -------------------------
                                              Total
                  Additional    During    Stockholders'
                   Paid-in    Development    Equity
                   Capital       Stage      (Deficit)
                  ----------- ----------- -------------
Secondary public
offering........  $  132,026   $      --    $132,070
Sale of Series B
convertible
redeemable
preferred
stock...........      96,452          --      96,472
Sale of Series C
convertible
redeemable
preferred
stock...........     226,820          --     226,822
Incentivized
conversion of
Series B
convertible
redeemable
preferred
stock...........          (6)         --          --
Sale of warrants
to purchase
Class A common
stock...........      63,536          --      63,536
Conversion of
Class B common
stock...........          --          --          --
Series B
convertible
redeemable
preferred stock
dividends.......          (1)         --          --
Issuance of
shares to
employees
through stock
option and
purchase plans..       1,164          --       1,165
Non-cash stock
compensation....       2,743          --       2,743
Net loss........          --     (51,873)    (51,873)
                  ----------- ----------- -------------
Balance at
December 31,
2000............  $1,061,921   $(106,595)   $955,952
                  =========== =========== =============


         See accompanying notes to consolidated financial statements.

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     Years Ended December 31, 1998, 1999 and 2000, and for the period from
           December 15, 1992 (date of inception) to December 31, 2000

                                                              December 15, 1992
                                                                  (date of
                                                                inception) to
                                  1998      1999      2000    December 31, 2000
                                --------  --------  --------  -----------------
                                               (in thousands)
Cash flows from operating
 activities:
 Net loss...................... $(16,167) $(36,896) $(51,873)     $(106,595)
 Adjustments to reconcile net
  loss to net cash used in
  operating activities:
 Depreciation and
  amortization.................       57     1,478     3,369          4,936
 Amortization of deferred
  financing fees...............       --       509        --            509
 Non-cash stock compensation...       --     4,210     2,743          6,953
 Non-cash charge for
  beneficial conversion
  feature of note issued to
  Parent.......................       --     5,520        --          5,520
 Changes in operating assets
  and liabilities:
  Increase in prepaid and
   other current assets........     (212)     (905)   (7,738)        (8,815)
  Increase (decrease) in other
   assets......................       --        43        --           (641)
  Increase in accounts payable
   and accrued expenses........    1,701     7,519    16,051         32,733
  Increase (decrease) in
   amounts due to related
   parties.....................   13,322    (1,316)        1             63
  Increase (decrease) in
   accrued interest............       (2)    3,053        --             --
                                --------  --------  --------      ---------
   Net cash used in operating
    activities.................   (1,301)  (16,785)  (37,447)       (65,337)
                                --------  --------  --------      ---------
Cash flows from investing
 activities:
 Purchase of property and
  equipment....................     (506)   (2,008)  (51,378)       (53,974)
 Additions to system under
  construction.................  (43,406) (159,510) (414,889)      (711,173)
 Net purchase/maturity of
  short-term investments.......       --   (69,472)   69,472             --
 Net purchase/maturity of
  restricted investments.......       --        --  (106,338)      (106,338)
 Other investing activities....       --    (3,422)  (56,268)       (56,268)
                                --------  --------  --------      ---------
   Net cash used in investing
    activities.................  (43,912) (234,412) (559,401)      (927,753)
                                --------  --------  --------      ---------
Cash flows from financing
 activities:
 Proceeds from sale of common
  stock and capital
  contribution.................       --   114,428   133,235        256,816
 Proceeds from issuance of
  Series B convertible
  redeemable preferred stock...       --        --    96,472         96,472
 Proceeds from issuance of
  senior secured notes and
  warrants.....................       --        --   322,889        322,889
 Proceeds from issuance of
  Series C convertible
  redeemable preferred stock...       --        --   226,822        226,822
 Proceeds from issuance of
  subordinated convertible
  notes to related parties.....   45,920    22,966        --        157,866
 Proceeds from the issuance of
  options......................       --        --        --          1,500
 Proceeds from issuance of
  convertible notes............       --   250,000        --        250,000
 Repayment of loan payable.....       --   (75,000)       --        (75,000)
 Payments for deferred
  financing costs..............     (393)  (10,725)   (8,365)       (19,372)
 Other net financing
  activities...................       (5)      (84)       --             --
                                --------  --------  --------      ---------
   Net cash provided by
    financing activities.......   45,522   301,585   771,053      1,217,993
                                --------  --------  --------      ---------
Net increase in cash and cash
 equivalents...................      309    50,388   174,205        224,903
Cash and cash equivalents at
 beginning of period...........        1       310    50,698             --
                                --------  --------  --------      ---------
Cash and cash equivalents at
 end of period................. $    310  $ 50,698  $224,903      $ 224,903
                                ========  ========  ========      =========
Supplemental cash flow
 disclosure:
 Increase in FCC license,
  goodwill and intangibles..... $     --  $ 51,624  $     --      $  51,624
 Liabilities exchanged for new
  convertible note to related
  parties......................       --    81,676        --         81,676
 Non-cash interest
  capitalized..................   11,824    15,162    16,302         45,274
 Interest converted into
  principal note balance.......    9,157     4,601        --             --
 Accrued expenses transferred
  to loan balance..............       --     7,405        --             --
 Accrued system milestone
  payments.....................   21,867    15,500    30,192         30,192
 Property acquired through
  capital leases...............       --       470     1,688          2,075
 Conversion of debt to equity..       --   353,315        --        353,315
 Use of deposit for terrestrial
  repeater contract............       --        --     3,422             --

          See accompanying notes to consolidated financial statements.

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                       CONSOLIDATED FINANCIAL STATEMENTS

           For the period from December 15, 1992 (date of inception)
                           through December 31, 2000

(1) Summary of Significant Accounting Policies and Practices

 (a) Nature of Business

   XM Satellite Radio Inc. ("XMSR"), formerly American Mobile Radio Corporation, was incorporated on December 15, 1992 in the State of Delaware as a wholly owned subsidiary of Motient Corporation, formerly American Mobile Satellite Corporation ("Motient" or "Parent"), for the purpose of procuring a digital audio radio service ("DARS") license. Business activity for the period from December 15, 1992 through December 31, 1996 was insignificant. Pursuant to various financing agreements entered into in 1997 between Motient, XMSR and WorldSpace, Inc. ("WSI"), WSI acquired a 20 percent interest in XMSR.

   On May 16, 1997, Motient and WSI formed XM Satellite Radio Holdings Inc. (the "Company"), formerly AMRC Holdings Inc., as a holding company for XMSR in connection with the construction, launch and operation of a domestic communications satellite system for the provision of DARS. Motient and WSI exchanged their respective interests in XMSR for equivalent interests in the Company, which had no assets, liabilities or operations prior to the transaction.

   On July 7, 1999, Motient acquired WSI's 20 percent interest in the Company, which is discussed in note 3.

 (b) Principles of Consolidation and Basis of Presentation

   The consolidated financial statements include the accounts of XM Satellite Radio Holdings Inc. and its subsidiaries, XM Satellite Radio Inc., XM Radio Inc. and XM Equipment Leasing, LLC. All significant intercompany transactions and accounts have been eliminated. The Company's management has devoted its time to the planning and organization of the Company, obtaining its DARS license, conducting research and development programs, conducting market research, constructing its satellite and terrestrial repeater systems, securing content providers, securing manufacturers for its radios and obtaining retail distribution channels, securing adequate debt and equity capital for anticipated operations and growth, and addressing regulatory matters. The Company has not generated any revenues and planned principal operations have not commenced. Accordingly, the Company's financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises.

   As discussed in Note 5, on September 9, 1999, the Company effected a 53,514-for-1 stock split. The effect of the stock split has been reflected as of December 31, 1999 in the consolidated balance sheet and consolidated statement of stockholders' equity (deficit); however, the activity in prior periods was not restated in those statements. All references to the number of common shares and per share amounts in the consolidated financial statements and notes thereto have been restated to reflect the effect of the split for all periods presented.

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                 CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 (c) Cash and Cash Equivalents

     The Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had the following cash and cash equivalents balances (in thousands):

                                                                  December 31,
                                                                ----------------
                                                                 1999     2000
                                                                ------- --------
      Cash on deposit.......................................... $    66 $     97
      Money market funds.......................................  10,620  224,806
      Commercial paper.........................................  40,012       --
                                                                ------- --------
                                                                $50,698 $224,903
                                                                ======= ========

 (d) Short-term Investments

   At December 31, 1999, the Company held commercial paper with maturity dates of less than one year that were stated at amortized cost, which approximated fair value.

 (e) Restricted Investments

   Restricted investments consist of fixed income securities and are stated at amortized cost plus accrued interest income. The securities included in restricted investments are $106.3 million of US Treasury strips restricted to provide for the remaining five scheduled interest payments on the Company's 14 percent Senior Secured Notes due 2010, which are classified as held-to-maturity securities under the provision of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, $49.6 million in money market funds for scheduled milestone payments under the Hughes Electronics Corporation contract and $5.1 million in certificates of deposit to collateralize letters of credit required by facility leases and other secured credits. The carrying value and fair value of the held-to-maturity securities at December 31, 2000 were (in thousands):

                                                   Carrying Unrealized   Fair
                                                    Value      Gain     Value
                                                   -------- ---------- --------
      Held-to-Maturity securities................. $106,338   $1,060   $107,398

 (f) Property and Equipment

   Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives:

      Computer equipment................................... 3-5 years
      Computer software.................................... 3-5 years
      Furniture and fixtures............................... 3-7 years
      Machinery and equipment.............................. 3-7 years
      Leasehold improvements............................... Remaining lease term

 (g) System Under Construction

   The Company is currently developing its satellite system. Costs related to the project are being capitalized to the extent that they have future benefits. As of December 31, 2000, amounts recorded as system under construction relate to costs incurred in obtaining a Federal Communications Commission ("FCC") license and approval as well as the system development. The FCC license will be amortized using the straight line method over an estimated useful life of fifteen years. Amortization of the license will begin on commercial launch. Depreciation of the Company's satellites will commence upon in-orbit delivery. Depreciation of the Company's ground stations will commence upon commercial launch. The satellites and the ground stations will be depreciated over their estimated useful lives.

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                 CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   On October 16, 1997, the FCC granted XMSR a license to launch and operate two geostationary satellites for the purpose of providing DARS in the United States in the 2332.5-2345 Mhz (space-to-earth) frequency band, subject to achieving certain technical milestones and international regulatory requirements. The license is valid for eight years upon successful launch and orbital insertion of the satellites and can be extended by the Company. The Company's license requires that it comply with a construction and launch schedule specified by the FCC for each of the two authorized satellites. The FCC has the authority to revoke the authorizations and in connection with such revocation could exercise its authority to rescind the Company's license. The Company believes that the exercise of such authority to rescind the license is unlikely.

   System under construction consists of the following (in thousands):

                                                                 December 31,
                                                               -----------------
                                                                 1999     2000
                                                               -------- --------
      License................................................. $132,418 $140,220
      Satellite system........................................  214,471  533,154
      Terrestrial system......................................   11,396   84,715
      Spacecraft control facilities...........................    2,000   13,046
      Broadcast facilities....................................    2,073   27,970
      System development......................................       --    6,458
                                                               -------- --------
                                                               $362,358 $805,563
                                                               ======== ========

   The balances at December 31, 1999 and 2000 include capitalized interest of $29,068,000 and $68,120,000, respectively.

   The Company's policy is to review its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

   The Company had scheduled the launch of its satellite, "XM Roll", on January 8, 2001. This launch was halted just before lift off. As a result, the Company has determined that it will launch its other satellite, "XM Rock", first, which is scheduled for March 18, 2001. The Company anticipates that XM Roll will be launched in early May 2001 and will commence commercial operations in the summer of 2001.

 (h) Goodwill and Intangible Assets

   Goodwill and intangible assets, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. The Company assesses the recoverability of its intangible assets by determining whether the amortization of the goodwill and intangible assets balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of goodwill and intangible assets impairment, if any, is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                 CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 (i) Stock-Based Compensation

   The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principle Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations including FASB Interpretation ("FIN") No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB opinion No. 25 issued in March 2000, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

   The Company adopted FIN No. 44 in July 2000 to account for stock options that had been repriced during the period covered by FIN No. 44. The application resulted in additional compensation of $1,213,000 during the year ended December 31, 2000. Additional compensation charges may result depending upon the market value of the common stock at each balance sheet date.

 (j) Research and Development

   Research and development costs are expensed as incurred.

 (k) Net Income (Loss) Per Share

   The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders (after deducting preferred dividend requirements) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) available per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. The Company has presented historical basic and diluted net income (loss) per share in accordance with SFAS No. 128. As the Company had a net loss in each of the periods presented, basic and diluted net income (loss) per share is the same.

 (l) Income Taxes

   The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and the financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the sum of taxes payable for the period and the change during the period in deferred tax assets and liabilities.

 (m) Comprehensive Income

   In December 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income (SFAS 130). This statement establishes standards for reporting and displaying comprehensive income and its components in

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                 CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

the financial statements. This statement is effective for all interim and annual periods within the year ended December 31, 1999. The Company has evaluated the provisions of SFAS 130 and has determined that there were no transactions that have taken place during the years ended December 31, 1998, 1999 and 2000 that would be classified as other comprehensive income.

 (n) Accounting Estimates

   The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Company. Significant estimates include valuation of the Company's investment in the DARS license, goodwill and intangible assets, and the valuation allowances against deferred tax assets. Accordingly, actual amounts could differ from these estimates.

 (o) Reclassifications

   Certain fiscal year 1998 and 1999 amounts have been reclassified to conform to the current presentation.

 (p) Derivative Instruments and Hedging Activities

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000 the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an amendment of SFAS 133. SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after 2000. The Company will adopt SFAS No. 133 and SFAS No. 138 on January 1, 2001. The Company has reviewed its contracts and has determined that it has no derivative instruments and does not engage in hedging activities.

(2) Related Party Transactions

   The Company had related party transactions with the following shareholders:

 (a) Motient

   In 1997, Motient contributed $143,000 to the Company to establish the original application for the FCC license. On March 28, 1997, the Company received $1,500,000 as a capital contribution from Motient. During 1999 and 2000, Motient incurred general and administrative costs and professional fees for the Company and established an intercompany balance of $62,000 and $63,000, respectively. Effective January 15, 1999, the Company issued a convertible note maturing on September 30, 2006 to Motient for $21,419,000. (See note 3).

 (b) WSI

   On March 28, 1997, the Company received $1,500,000 as a capital contribution from WSI. The Company issued WSI 25 (6,689,250 post split) shares of common stock for this consideration.

   During 1997, 1998, and 1999, the Company borrowed $87,911,000, $45,583,000, and $8,953,000, respectively, under various debt agreements with WSI.

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                 CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   As discussed in note 3, all amounts due to WSI under the debt agreements were acquired by Motient or repaid on July 7, 1999.

 (c) Related Party Services

   In addition to financing, the Company has relied upon certain related parties for legal and technical services. Total expenses incurred in transactions with related parties are as follows (in thousands):

                                                        Year ended December 31,
                                                                 1998
                                                        -----------------------
                                                          WSI   Motient  Total
                                                        ------- ------- -------
   Research and development............................ $ 6,624  $ --   $ 6,624
   Professional fees...................................   2,529   353     2,882
   General and administrative..........................     903    60       963
                                                        -------  ----   -------
     Total............................................. $10,056  $413   $10,469
                                                        =======  ====   =======

                                                        Year ended December 31,
                                                                 1999
                                                        -----------------------
                                                          WSI   Motient  Total
                                                        ------- ------- -------
   Research and development............................ $    50  $ --   $    50
   Professional fees...................................      --   219       219
   General and administrative..........................      --     5         5
                                                        -------  ----   -------
     Total............................................. $    50  $224   $   274
                                                        =======  ====   =======

                                                        Year ended December 31,
                                                                 2000
                                                        -----------------------
                                                                Motient
                                                                -------
   Research and development............................          $ --
   Professional fees...................................           252
   General and administrative..........................            --
                                                                 ----
     Total.............................................          $252
                                                                 ====

   With the WorldSpace Transaction, which is discussed in note 3, on July 7, 1999, WSI ceased to be a related party; therefore, the expenses reflected for WSI are representative of the period from January 1, 1999 through July 7, 1999.

(3) Debt

 (a) Loans Payable Due to Related Parties

   In March 1997, XMSR entered into a series of agreements (the "Participation Agreement") with Motient and WSI in which both companies provided various equity and debt funding commitments to XMSR for the purpose of financing the activities of XMSR in connection with the establishment of a DARS satellite system in the United States. The Participation Agreement, as well as other agreements subsequently reached between the Company, Motient and WSI, served as the basis for several rounds of financing in the form of loans and notes with either conversion features or options for the Company's common stock through July 7, 1999. The Company had raised $142,447,000 in the form of loans and convertible notes from WSI and $21,419,000 in convertible notes from Motient through July 7, 1999.

   On July 7, 1999, Motient acquired WSI's remaining debt and equity interests in the Company in exchange for approximately 8.6 million shares of Motient's common stock (termed the "Worldspace Transaction").

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                 CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Additionally, the Company issued an aggregate $250.0 million of Series A subordinated convertible notes (see note 3(b)) to several new investors and used $75.0 million of the proceeds it received from the issuance of these notes to redeem certain outstanding loan obligations owed to WSI. As a result of these transactions, as of July 7, 1999, Motient owned all of the issued and outstanding stock of the Company. Concurrent with Motient's acquisition of the remaining interest in the Company, the Company recognized goodwill and intangibles of $51,624,000, which has been allocated as follows (in thousands):

      FCC License...................................................... $25,024
      Goodwill.........................................................  13,738
      Programming agreements...........................................   8,000
      Receiver agreements..............................................   4,600
      Other intangibles................................................     262
                                                                        -------
                                                                        $51,624
                                                                        =======

   On January 15, 1999, the Company issued a convertible note to Motient for $21,419,000. This convertible note bore interest at LIBOR plus five percent per annum and was due on December 31, 2004. The principal and interest balances were convertible at prices of $16.35 and $9.52, respectively, per Class B common share.

   Following the WorldSpace Transaction, the Company issued a convertible note maturing December 31, 2004 to Motient for $81,676,000 in exchange for the $54,536,000 subordinated convertible notes payable, $6,889,000 in demand notes, $20,251,000 in accrued interest and all of WSI's outstanding options to acquire the Company's common stock. This note bore interest at LIBOR plus five percent per annum. The note was convertible at Motient's option at $8.65 per Class B common share. The Company took a one-time $5,520,000 charge to interest due to the beneficial conversion feature of this note.

   These Motient convertible notes, along with $3,870,000 of accrued interest, were converted into 11,182,926 shares of Class B common stock upon the initial public offering.

 (b) Issuance of Series A Subordinated Convertible Notes of the Company to New Investors

   At the closing of the WorldSpace Transaction, the Company issued an aggregate $250.0 million of Series A subordinated convertible notes to six new investors--General Motors Corporation, $50.0 million; Clear Channel Investments, Inc., $75.0 million; DIRECTV Enterprises, Inc., $50.0 million; and Columbia Capital, Telcom Ventures, L.L.C. and Madison Dearborn Partners, $75.0 million. The Series A subordinated convertible notes issued by the Company were convertible into shares of the Company's Series A convertible preferred stock (in the case of notes held by General Motors Corporation and DIRECTV) or Class A common stock (in the case of notes held by the other investors) at the election of the holders or upon the occurrence of certain events, including an initial public offering of a prescribed size. The conversion price was $9.52 aggregate principal amount of notes for each share of the Company's stock. These notes, along with $6,849,000 of accrued interest, were converted into 16,179,755 shares of Class A common stock and 10,786,504 shares of Series A preferred stock upon the initial public offering.

 (c) Private Units Offering

   On March 15, 2000 the Company closed a private placement of 325,000 units, each unit consisting of $1,000 principal amount of 14 percent Senior Secured Notes due 2010 of its subsidiary XM Satellite Radio Inc. and one warrant to purchase 8.024815 shares of the Company's Class A common stock at a price of $49.50 per share. The Company realized net proceeds of $191.5 million, excluding $123.0 million used to acquire securities which will be used to pay interest payments due under the notes for the first three years. The $325,000,000 face value of the notes was offset by a discount of $65,746,000 associated with the fair value of the warrants sold. The Company had amortized $2,044,000 of the discount through December 31, 2000. See note 5(e) for further discussion regarding adjustments to the warrants sold.

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                 CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(4) Fair Value of Financial Instruments

   The carrying amounts of cash and cash equivalents, short-term investments, accounts payable, accrued expenses and royalty payable approximate their fair market value because of the relatively short duration of these instruments as of December 31, 1999 and 2000, in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments. At December 31, 2000, the carrying amount and fair value of the 14 percent Senior Secured Notes due 2010 were $261,298,000 and $179,563,000, respectively, based on the quoted market price.

(5) Equity

 (a) Recapitalization

   Concurrent with the WorldSpace Transaction discussed in note 3, the Company's capital structure was reorganized. The Company's common stock was converted into the newly authorized Class B common stock, which has three votes per share. The Company also has authorized Class A common stock, which is entitled to one vote per share and non-voting Class C common stock. The Class B common stock is convertible into Class A common stock on a one for one basis, as follows: (1) at any time at the discretion of Motient, (2) following the Company's initial public offering, at the direction of the holders of a majority of the then outstanding shares of Class A common stock (which majority must include at least 20 percent of the public holders of Class A common stock), and (3) on or after January 1, 2002, at the direction of the holders of a majority of the then outstanding shares of the Company's Class A common stock. Such conversion will be effected only upon receipt of FCC approval of Motient's transfer of control of the Company to a diffuse group of shareholders.

   The Company also authorized 60,000,000 shares of preferred stock, of which 15,000,000 shares are designated Series A convertible preferred stock, par value $0.01 per share. The Series A convertible preferred stock is convertible into Class A common stock at the option of the holder. The Series A preferred stock is non-voting and receives dividends, if declared, ratably with the common stock.

   On September 9, 1999, the board of directors of the Company effected a stock split providing 53,514 shares of stock for each share owned.

 (b) Initial Public Offering

   On October 8, 1999, the Company completed an initial public offering of 10,000,000 shares of Class A common stock at $12.00 per share. The offering yielded net proceeds of $111,437,000.

   On October 17, 1999, the underwriters of the Company's initial public offering exercised the over-allotment option for an additional 241,000 shares of Class A common stock at $12.00 per share. This exercise yielded net proceeds of $2,697,000.

 (c) Conversion of Class B Common Stock to Class A Common Stock

   On March 8, 2000, at the request of the Company, one of the Class B common stockholders converted 1,314,914 shares of the Company's Class B common stock into Class A common stock on a one-for-one basis. As of March 31, 2000, Motient held all of the Company's outstanding Class B common stock.

   On January 12, 2001, Motient converted 2,652,243 shares of the Company's Class B common stock into Class A common stock on a one-for-one basis. See note 11(j) for further discussion of the Company's filing of an application for change of control with the FCC.

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                 CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 (d) Secondary Offering and Sale of Series B Convertible Redeemable Preferred Stock

   On January 31, 2000, the Company closed on a secondary offering of its Class A common stock and newly designated Series B convertible redeemable preferred stock. The Company sold 4,000,000 shares of its Class A common stock for $32.00 per share, which yielded net proceeds of $120,837,000. The Company concurrently sold 2,000,000 shares of its Series B convertible redeemable preferred stock for $50.00 per share, which yielded net proceeds of $96,472,000. The Series B convertible redeemable preferred stock provides for 8.25 percent cumulative dividends that may be paid in Class A common stock or cash. The Series B convertible redeemable preferred stock is convertible into Class A common stock at a conversion price of $40 per share and is redeemable in Class A common stock on February 3, 2003.

   On February 9, 2000, the underwriters exercised a portion of the over-allotment option for 370,000 shares of Class A common stock, which yielded net proceeds of approximately $11,233,000.

   On August 1, 2000, the Company entered into agreements with certain holders of its 8.25 percent Series B convertible redeemable preferred stock to exchange their shares of 8.25 percent Series B convertible redeemable preferred stock for shares of the Company's Class A common stock. By August 31, 2000, Holdings had issued 1,700,016 shares of its Class A common stock in exchange for 1,132,711 shares of its 8.25 percent Series B convertible redeemable preferred stock. Holdings recorded an $11.2 million charge to earnings attributable to common stockholders in the third quarter related to this transaction. This charge represents the difference in the fair value of the stock issued upon this conversion in excess of the stock that the holders were entitled to upon a voluntary conversion.

   The Company paid the quarterly dividends on the 8.25 percent Series B convertible redeemable preferred stock on May 1, 2000, August 1, 2000 and November 1, 2000 by issuing 62,318, 57,114 and 25,734, respectively, shares of Class A common stock to the respective holders of record.

 (e) Series C Convertible Redeemable Preferred Stock

   On July 7, 2000, the Company reached an agreement for a private offering of 235,000 shares of its Series C convertible redeemable preferred stock for $1,000 per share, which closed on August 8, 2000 and yielded net proceeds of $206,379,000 and a stock subscription of $20,000,000 that earned interest at 7 percent per annum until it was paid on November 30, 2000. The stock subscription was received in November 2000 and provided an additional $20,443,000. The Series C convertible redeemable preferred stock provides for
8.25 percent cumulative dividends payable in cash. The Series C convertible redeemable preferred stock is convertible, at the holders' option, into Class A common stock at the conversion price then in effect. Currently, the conversion price is $26.50, but may change upon the occurrence of certain dilutive events. The Company must redeem the Series C convertible redeemable preferred stock in Class A common stock on February 1, 2012. At its option, the Company may redeem the Series C convertible redeemable preferred stock beginning on February 8, 2005 in cash or, at the holder's option, in Class A common stock.

   As a result of the current conversion price of $26.50 being less than the market value of Holdings' Class A common stock of $40.375 on the commitment date, the Company recorded a $123.0 million beneficial conversion charge that reduced earnings available to common stockholders. The issuance of the Series C preferred stock also caused the exercise price of the warrants sold in March 2000 to be adjusted to $47.94 and the number of warrant shares to be increased to 8.285948 per warrant.

 (f) Stock-Based Compensation

   The Company operates three separate stock option plans, the details of which are described below.

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                 CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 1998 Shares Award Plan

   On June 1, 1998, the Company adopted the 1998 Shares Award Plan (the "Plan") under which employees, consultants, and non-employee directors may be granted options to purchase shares of Class A common stock of the Company. The Company initially authorized 1,337,850 shares of Class A common stock under the Plan, which was increased to 2,675,700 in July 1999 and 5,000,000 in May 2000. The options are exercisable in installments determined by the compensation committee of the Company's board of directors. The options expire as determined by the committee, but no later than ten years from the date of grant. On July 8, 1999, the Company's board of directors voted to reduce the exercise price of the options outstanding in the shares award plan from $16.35 to $9.52 per share, which represented the fair value of the stock on the date of repricing. Transactions and other information relating to the Plan for the year ended December 31, 1999 and 2000 are summarized below:

                                                         Outstanding Options
                                                       -------------------------
                                                                    Weighted-
                                                       Number of     Average
                                                        Shares    Exercise Price
                                                       ---------  --------------
      Balance, December 31, 1997......................        --      $   --
        Options granted...............................   787,297       16.35
        Options canceled or expired...................        --          --
        Options exercised.............................        --          --
                                                       ---------      ------
      Balance, December 31, 1998......................   787,297      $16.35
        Options granted............................... 2,188,988       10.50
        Option repricing..............................  (818,339)      16.35
        Options canceled or expired...................   (57,786)      13.91
        Options exercised.............................    (1,071)       9.52
                                                       ---------      ------
      Balance, December 31, 1999...................... 2,099,089      $10.32
        Options granted............................... 1,176,683       30.21
        Options canceled or expired...................  (131,267)      17.01
        Options exercised.............................   (48,817)       9.52
                                                       ---------      ------
      Balance, December 31, 2000...................... 3,095,688      $17.61
                                                       =========      ======

                               Options Outstanding         Options Exercisable
                        --------------------------------- ---------------------
                                     Weighted-
                                      Average   Weighted-             Weighted-
                                     Remaining   Average               Average
            Exercise      Number    Contractual Exercise    Number    Exercise
              Price     Outstanding    Life       Price   Exercisable   Price
          ------------- ----------- ----------- --------- ----------- ---------
1998..... $       16.35    787,297   9.5 years   $16.35           --   $16.35
          =============  =========  ==========   ======    =========   ======
1999..... $ 9.52-$12.00  2,099,089  9.24 years   $10.32      416,294   $ 9.52
          =============  =========  ==========   ======    =========   ======
2000..... $ 9.52-$12.00  2,120,400  8.26 years   $10.39    1,110,756   $10.06
          $13.13-$30.50    297,685  9.03 years   $23.13        5,334   $13.13
          $30.63-$45.44    677,603  9.54 years   $37.92       20,000   $43.69
          =============  =========  ==========   ======    =========   ======

   There were no, 416,294 and 1,136,090 stock options exercisable at December 31, 1998, 1999 and 2000, respectively. There were 1,615,483 shares available under the plan for future grants at December 31, 2000. At December 31, 2000, all options have been issued to employees, officers and directors.

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                 CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The per share weighted-average fair value of employee options granted during the year ended December 31, 1998, 1999 and 2000 was $10.54, $6.21 and $22.06,
respectively, on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

                                                  December 31,
                                  --------------------------------------------
                                       1998           1999           2000
                                  -------------- -------------- --------------
      Expected dividend yield....             0%             0%             0%
      Volatility.................         56.23%         63.92%         68.21%
      Risk-free interest rate
       range..................... 4.53% to 5.57% 5.47% to 5.97% 4.99% to 6.71%
      Expected life..............      7.5 years        5 years        5 years
                                  ============== ============== ==============

 Employee Stock Purchase Plan

   In 1999, the Company established an employee stock purchase plan that provides for the issuance of 300,000 shares of Class A common stock. All employees whose customary employment is more than 20 hours per week and for more than five months in any calendar year are eligible to participate in the stock purchase plan, provided that any employee who would own five percent or more of the Company's total combined voting power immediately after an offering date under the plan is not eligible to participate. Eligible employees must authorize the Company to deduct an amount from their pay during offering periods established by the compensation committee. The purchase price for shares under the plan will be determined by the compensation committee but may not be less than 85 percent of the lesser of the market price of the common stock on the first or last business day of each offering period. As of December 31, 2000, 53,539 shares had been issued by the Company under this plan.

   The per share weighted-average fair value of purchase rights granted during the year was $3.30 and $11.28 for the years ended December 31, 1999 and 2000, respectively. The estimates were calculated at the grant date using the Black-Scholes Option Pricing Model with the following assumptions at December 31, 1999 and 2000:

                                           December 31,
                                      ----------------------
                                         1999       2000
                                      ---------- -----------
           Expected dividend yield...         0%          0%
           Volatility................     62.92%      68.21%
           Risk-free interest rate
            range....................      4.73% 5.33%-6.23%
           Expected life............. 0.23 years  0.24 years
                                      ========== ===========

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                 CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The Company applies APB 25 in accounting for stock-based compensation for both plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements other than for performance based stock options, for options granted with exercise prices below fair value on the date of grant and for repriced options under FIN No. 44. During 1999 and 2000, the Company incurred $4,070,000 and $2,557,000, respectively, in compensation cost for these options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands):

                                                    Year ended December 31,
                                                    --------------------------
                                                     1998     1999      2000
                                                    -------  -------  --------
      Net loss:
        As reported...............................  $16,167  $36,896  $201,338
        Pro forma.................................   17,508   37,706   209,582
        As reported--net loss per share--basic and
         diluted..................................    (2.42)   (2.40)    (4.15)
        Pro forma--net loss per share--basic and
         diluted..................................    (2.62)   (2.62)    (4.32)
                                                    =======  =======  ========

 Talent Option Plan

   In May 2000, the Company adopted the XM Talent Option Plan ("Talent Plan") under which non-employee service providers to the Company may be granted options to purchase shares of Class A common stock of the Company. The Company authorized 500,000 shares of Class A common stock under the Talent Plan. The options are exercisable in installments determined by the talent committee of the Company's board of directors. The options expire as determined by the talent committee, but no later than ten years from the date of the grant. As of December 31, 2000, no options had been granted under the Talent Plan.

(6) WSI Options

   In 1997, the Company issued WSI three options in accordance with the terms of loans issued to WSI. Under the first option, WSI could have purchased 5,202,748 shares of common stock at $4.52 per share to acquire common stock. The option could have been exercised in whole or in incremental amounts between April 16, 1998 and October 16, 2002. Under certain circumstances, Motient could have required WSI to exercise the option in whole. The Company allocated $1,250,000 to the option. Under the second option, WSI could have purchased 6,897,291 shares at $8.91 per share. The option could have been exercised between October 16, 1997 and October 16, 2003. The Company allocated $170,000 to the option. Under the third option, WSI could have purchased 187,893 shares of common stock at $5.32 per share. The option could have been exercised between October 16, 1997 and October 17, 2002. The Company allocated $80,000 to the option.

   The options were acquired by Motient and exchanged for the $81,676,000 note to Motient as part of the WorldSpace Transaction (see note 3(a)).

(7) Profit Sharing and Employee Savings Plan

   On July 1, 1998, the Company adopted a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer up to 15 percent of their compensation on a pre-tax basis through contributions to the savings plan. The Company contributed $0.50 in 1998, 1999 and 2000 for every dollar the employees contributed up to 6 percent of compensation, which amounted to $14,000, $164,000 and $229,000, respectively.

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                 CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(8) Interest Cost

   The Company capitalizes a portion of interest cost as a component of the cost of the FCC license and satellite system under construction. The following is a summary of interest cost incurred during December 31, 1998, 1999 and 2000, and for the period from December 15, 1992 (date of inception) to December 31, 1999 (in thousands):

                                                      December 15, 1992
                                                          (date of
                                                        inception) to
                               1998    1999    2000   December 31, 2000
                              ------- ------- ------- -----------------
   Interest cost
    capitalized.............. $11,824 $15,343 $39,052      $68,120
   Interest cost charged to
    expense..................      --   9,120      --        9,669
                              ------- ------- -------      -------
     Total interest cost
      incurred............... $11,824 $24,463 $39,052      $77,789
                              ======= ======= =======      =======

   Interest costs incurred prior to the award of the license were expensed in 1998. During 1999, the Company exceeded its capitalization threshold by $3,600,000 and incurred a charge to interest of $5,520,000 for the beneficial conversion feature of a related party note.

(9) Income Taxes

   For the period from December 15, 1992 (date of inception) to October 8, 1999, the Company filed consolidated federal and state tax returns with its majority stockholder Motient. The Company generated net operating losses and other deferred tax benefits that were not utilized by Motient. As no formal tax sharing agreement has been finalized, the Company was not compensated for the net operating losses. Had the Company filed on a stand-alone basis for the three-year period ending December 31, 2000, the Company's tax provision would be as follows:

   Taxes on income included in the statements of operations consists of the following (in thousands):

                                                            December 31,
                                                     --------------------------
                                                       1998     1999     2000
                                                     -------- -------- --------
   Current taxes:
     Federal........................................ $     -- $     -- $     --
     State..........................................       --       --       --
                                                     -------- -------- --------
       Total current taxes..........................       --       --       --
                                                     -------- -------- --------
   Deferred taxes:
     Federal........................................ $     -- $     -- $     --
     State..........................................       --       --       --
                                                     -------- -------- --------
       Total deferred taxes.........................       --       --       --
                                                     -------- -------- --------
       Total tax expense (benefit).................. $     -- $     -- $     --
                                                     ======== ======== ========

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                 CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   A reconciliation of the statutory tax expense, assuming all income is taxed at the statutory rate applicable to the income and the actual tax expense is as follows (in thousands):

                                                          December 31,
                                                   ----------------------------
                                                     1998      1999      2000
                                                   --------  --------  --------
   Income (loss) before taxes on income, as
    reported in the statements of income.........  $(16,167) $(36,896) $(51,873)
                                                   ========  ========  ========
   Theoretical tax benefit on the above amount at
    35%..........................................    (5,497)  (12,545)  (18,156)
   State tax, net of federal benefit.............    (1,059)      462    (2,588)
   Increase in taxes resulting from permanent
    differences, net.............................        30     2,060       562
   Adjustments arising from differences in the
    basis of measurement for tax purposes and
    financial reporting purposes and other.......      (706)   13,182         9
   Change in valuation allowance.................     7,232    (3,159)   20,173
                                                   --------  --------  --------
   Taxes on income for the reported year.........  $     --  $     --  $     --
                                                   ========  ========  ========

   At December 31, 1998, 1999 and 2000, deferred income tax consists of future tax assets/(liabilities) attributable to the following (in thousands):

                                                        December 31,
                                                  ---------------------------
                                                   1998      1999      2000
                                                  -------  --------  --------
   Deferred tax assets:
     Net operating loss/other tax attribute
      carryovers................................. $   518  $  2,490  $ 14,716
     Start-up costs..............................   7,460    17,765    40,033
                                                  -------  --------  --------
       Gross total deferred tax assets...........   7,978    20,255    54,749
   Valuation allowance for deferred tax assets...  (7,978)   (4,819)  (24,992)
                                                  -------  --------  --------
       Net deferred assets.......................      --    15,436    29,757
                                                  -------  --------  --------
   Deferred tax liabilities:
     Fixed assets................................      --       (51)  (15,500)
     FCC license.................................      --   (10,160)   (9,735)
     Other intangible assets.....................      --    (5,225)   (4,522)
                                                  -------  --------  --------
       Net deferred tax liabilities..............      --   (15,436)  (29,757)
                                                  -------  --------  --------
       Deferred income tax, net.................. $    --  $     --  $     --
                                                  =======  ========  ========

   At December 31, 2000, the Company had accumulated net operating losses of $35,892,000 for Federal income tax purposes that are available to offset future regular taxable income. These operating loss carryforwards expire between the years 2012 and 2020. Utilization of these net operating losses may be subject to limitations in the event of significant changes in the stock ownership of the Company.

(10) Accumulated Deficit

   The Company is devoting its efforts to develop, construct and expand a digital audio radio network. This effort involves substantial risk and future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. These factors individually or in the aggregate could have an adverse effect on the Company's financial condition and future operating results and create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                 CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   At the Company's current stage of development, economic uncertainties exist regarding the successful acquisition of additional debt or equity financings and the attainment of positive cash flows from the Company's proposed service. The Company is currently constructing its satellite and terrestrial systems and will require substantial additional financing to market and distribute the satellite-based radio service. Failure to obtain the required long-term financing will prevent the Company from realizing its objective of providing satellite-based radio programming. Management's plan to fund operations and capital expansion includes the additional sale of debt and equity securities through public and private sources. There are no assurances, however, that such financing will be obtained.

(11) Commitments and Contingencies

 (a) FCC License

   The FCC has established certain system development milestones that must be met for the Company to maintain its license to operate the system. The Company believes that it is proceeding into the system development as planned and in accordance with the FCC milestones.

 (b) Application for Review of FCC License

   One of the losing bidders for the DARS licenses filed an Application for Review by the full FCC of the Licensing Order which granted the Company its FCC license. The Application for Review alleges that WSI had effectively taken control of the Company without FCC approval. The FCC or the U.S. Court of Appeals has the authority to overturn the award of the FCC license should they rule in favor of the losing bidder. Although the Company believes that its right to the FCC license will withstand the challenge as WSI is no longer a stockholder in the Company, no prediction of the outcome of this challenge can be made with any certainty.

 (c) Technical Services

   Effective January 1, 1998, the Company entered into agreements with Motient and WorldSpace Management Corporation ("WorldSpace MC"), an affiliate of WSI, in which Motient and WorldSpace MC would provide technical support in areas related to the development of a DARS system. Payments for services provided under these agreements are made based on negotiated hourly rates. These agreements may be terminated by the parties on or after the date of the commencement of commercial operation following the launch of the Holdings' first satellite. There are no minimum services purchase requirements. The Company incurred costs of $413,000, $224,000 and $252,000 under its agreement with Motient and $4,357,000, $0 and $0 costs were incurred under its agreement with WorldSpace MC during the years ended December 31, 1998, 1999 and 2000, respectively. The Company incurred costs of $1,039,000 under its agreement with Motient and $5,317,000 in costs were incurred under its agreement with WorldSpace MC from December 15, 1992 (date of inception) through December 31, 2000.

 (d) Technology Licenses

   Effective January 1, 1998, XMSR entered into a technology licensing agreement with Motient and WorldSpace MC by which as compensation for certain licensed technology then under development to be used in the XM Radio system, XMSR will pay up to $14,300,000 to WorldSpace MC over a ten-year period. As of December 31, 2000 XMSR incurred costs of $6,696,000 payable to WorldSpace MC. Any additional amounts to be incurred under this agreement are dependent upon further development of the technology, which is at XMSR's option. No liability exists to Motient or WorldSpace MC should such developments prove unsuccessful. XMSR maintains an accrual of $5,165,000 payable to WorldSpace MC, for quarterly royalty

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                 CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

payments to be made. In addition, XMSR agreed to pay 1.2 percent of quarterly net revenues to WorldSpace MC and a royalty of $0.30 per chipset, payable to WorldSpace MC, for equipment manufactured using certain source encoding and decoding signals technology.

 (e) Satellite Contract

   During the first half of 1999, the Company and Boeing Satellite Systems International, Inc. ("BSS"--formerly Hughes Space and Communications, Inc.) amended the satellite contract to construct and launch the Company's satellites to implement a revised work timetable, payment schedule to reflect the timing of the receipt of additional funding, and technical modifications. Holdings expects to incur total payment obligations under this contract of approximately $541,300,000, which includes amounts the Company expects to pay pursuant to the exercise of the option to build the ground spare satellite and certain financing costs and in-orbit incentive payments. On June 27, 2000, the Company exercised the option to build the ground spare. As of December 31, 2000, the Company had paid $466,017,000 under the Satellite contract with BSS and had accrued $1,585,000.

 (f) Terrestrial Repeater System Contracts

   In August 1999, the Company signed a contract with LCC International, Inc., a related party, calling for the payments of approximately $115,000,000 for engineering and site preparation. In January 2001, the scope of the contract was amended and the estimated contract value was reduced to $107,500,000. As of December 31, 2000, the Company had paid $50,168,000 under this contract, and accrued an additional $15,141,000. The Company has entered into tower construction agreements with various companies, which will provide certain services which LCC International, Inc. was to provide. The Company also entered into a contract effective October 22, 1999, with Hughes Electronics Corporation for the design, development and manufacture of the terrestrial repeaters. Payments under the contract are expected to be approximately $128,000,000, which could be modified based on the number of terrestrial repeaters that are required for the system. As of December 31, 2000, the Company had paid $15,358,000 under this contract.

 (g) General Motors Distribution Agreement

   The Company has signed a long-term distribution agreement with the OnStar division of General Motors providing for the installation of XM radios in General Motors vehicles. During the term of the agreement, which expires 12 years from the commencement date of the Company's commercial operations, General Motors has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The Company will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-General Motors vehicles that are sold for use in the United States. The Company has significant annual, fixed payment obligations to General Motors for four years following commencement of commercial service. These payments approximate $35,000,000 in the aggregate during this period. Additional annual fixed payment obligations beyond the initial four years of the contract term range from less than $35,000,000 to approximately $130,000,000 through 2009, aggregating approximately $400,000,000. In order to encourage the broad installation of XM radios in General Motors vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to General Motors when the owners of General Motors vehicles with installed XM radios become subscribers for the Company's service. The Company must also share with General Motors a percentage of the subscription revenue attributable to General Motors vehicles with installed XM radios, which percentage increases until there are more than 8 million General Motors vehicles with installed XM radios. The Company will also make available to General Motors bandwidth on the Company's systems. The agreement is subject to renegotiations at any time based upon the installation of

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                 CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio's (formerly known as CD Radio) service. The agreement is subject to renegotiations if, four years after the commencement of XM Radio's commercial operations and at two-year intervals thereafter GM does not achieve and maintain specified installation levels of General Motors vehicles capable of receiving the Company's service, starting with 1,240,000 units after four years, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. General Motors' exclusivity obligations will discontinue if, four years after the Company commences commercial operations and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market.

 (h) Joint Development Agreement

   On January 12, 1999, Sirius Radio the other holder of an FCC satellite radio license, commenced an action against the Company in the United States District Court for the Southern District of New York, alleging that the Company was infringing or would infringe three patents assigned to Sirius Radio. In its complaint, Sirius Radio sought money damages to the extent the Company manufactured, used or sold any product or method claimed in their patents and injunctive relief. On February 16, 2000, this suit was resolved in accordance with the terms of a joint development agreement between the Company and Sirius Radio and both companies agreed to cross-license their respective property. Each party is obligated to fund one half of the development cost for a unified standard for satellite radios. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. The amounts for these fees or credits will be determined over time by agreement of the parties or by arbitration. The parties have yet to agree on the validity, value, use, importance and available alternatives of their respective technologies. If the parties fail to reach agreement, the fees or credits may be determined through binding arbitration. However, if this agreement is terminated before the value of the license has been determined due to the Company's failure to perform a material covenant or obligation, then this suit could be refiled.

 (i) Sony Warrant

   In February 2000, the Company issued a warrant to Sony exercisable for shares of the Company's Class A common stock. The warrant will vest at the time that it attains its millionth customer, and the number of shares underlying the warrant will be determined by the percentage of XM Radios that have a Sony brand name as of the vesting date. If Sony achieves its maximum performance target, it will receive 2 percent of the total number of shares of the Company's Class A common stock on a fully-diluted basis upon exercise of the warrant. The exercise price of the Sony warrant will equal 105 percent of fair market value of the Class A common stock on the vesting date, determined based upon the 20-day trailing average.

 (j) Approval of Change of Control

   On July 14, 2000, Holdings filed an application with the FCC to allow Holdings to transfer its control from Motient to a diffuse group of owners, none of whom will have controlling interest. On December 22, 2000, the application was approved by the FCC. As discussed in note 5(c), Motient converted 2,652,243 shares of the Company's Class B common stock to Class A common stock on January 12, 2001. Through February 9, 2001, Motient has sold 2,000,000 shares of Class A common stock, which reduced its voting interest to
48.7 percent of the shares outstanding.

 (k) Sales, Marketing and Distribution Agreements

   The Company has entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, the Company is obligated to provide incentives, subsidies and commissions to other

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                 CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

companies that may include fixed payments, per-unit subscriber amounts and revenue sharing arrangements. The amount of these operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs.

 (l) Leases

   The Company has noncancelable operating leases for office space and terrestrial repeater sites and noncancelable capital leases for equipment that expire over the next ten years. The future minimum lease payments under noncancelable leases as of December 31, 2000 are (in thousands):

                                                              Operating Capital
                                                               leases   leases
                                                              --------- -------
Year ending December 31:
  2001.......................................................  $13,261  $  847
  2002.......................................................   13,665     761
  2003.......................................................   13,986     474
  2004.......................................................   14,230      --
  2005.......................................................   11,041      --
  Thereafter.................................................   22,513      --
                                                               -------  ------
    Total....................................................  $88,696   2,082
                                                               =======
Less amount representing interest............................             (159)
                                                                        ------
Present value of net minimum lease payments..................            1,923
Less current maturities......................................             (556)
                                                                        ------
Long-term obligations........................................           $1,367
                                                                        ======

   Rent expense for 1998, 1999 and 2000 was $231,000, $649,000 and $6,082,000
respectively.

(12) Quarterly Data (Unaudited)

                                                        1998
                                           ----------------------------------
                                             1st      2nd      3rd      4th
                                           Quarter  Quarter  Quarter  Quarter
                                           -------  -------  -------  -------
Revenues.................................. $    --  $    --  $    --  $    --
Operating loss............................   3,100    5,032    3,865    4,196
Loss before income taxes..................   3,100    5,032    3,857    4,178
Net loss attributable to common
 stockholders.............................   3,100    5,032    3,857    4,178
                                           -------  -------  -------  -------
  Net loss per share--basic and diluted... $ (0.46) $ (0.75) $ (0.58) $ (0.62)
                                           =======  =======  =======  =======

                                                        1999
                                           ----------------------------------
                                             1st      2nd      3rd      4th
                                           Quarter  Quarter  Quarter  Quarter
                                           -------  -------  -------  -------
Revenues.................................. $    --  $    --  $    --  $    --
Operating loss............................   4,421    4,020    9,374   12,876
Loss before income taxes..................   4,367    3,999   17,402   11,128
Net loss attributable to common
 stockholders.............................   4,367    3,999   17,402   11,128
                                           -------  -------  -------  -------
  Net loss per share--basic and diluted... $ (0.65) $ (0.60) $ (2.60) $ (0.27)
                                           =======  =======  =======  =======

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                 CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                                        2000
                                           ----------------------------------
                                             1st      2nd      3rd      4th
                                           Quarter  Quarter  Quarter  Quarter
                                           -------  -------  -------  -------
Revenues.................................. $    --  $    --  $    --  $    --
Operating loss............................  16,888   13,937   28,109   20,544
Loss before income taxes..................  12,740    5,088   20,060   13,985
Net loss attributable to common
 stockholders.............................  14,212    7,259  160,095   19,773
                                           -------  -------  -------  -------
  Net loss per share--basic and diluted... $ (0.30) $ (0.15) $ (3.26) $ (0.40)
                                           =======  =======  =======  =======

   The sum of quarterly per share net losses do not necessarily agree to the net loss per share for the year due to the timing of stock issuances.

(13)Subsequent Financing (unaudited)

   In March 2001, the Company completed a follow-on offering of 7,500,000 shares of Class A common stock, which yielded net proceeds of $72.0 million, and a concurrent offering of 7.75% convertible subordinated notes due 2006, convertible into shares of Class A common stock at a conversion price of $12.23 per share, which yielded net proceeds of $120.7 million.

                          Independent Auditors' Report

To the Board of Directors and Stockholder
XM Satellite Radio Inc. and Subsidiaries:

   We have audited the accompanying consolidated balance sheets of XM Satellite Radio Inc. and subsidiaries (a development stage company) as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2000, and for the period from December 15, 1992 (date of inception) to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XM Satellite Radio Inc. and subsidiaries (a development stage company) as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 and for the period from December 15, 1992 (date of inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 10 to the consolidated financial statements, the Company has not commenced operations and is dependent upon additional debt or equity financing, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                /s/ KPMG LLP

McLean, VA
February 9, 2001

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 2000

                                     ASSETS

                                                            1999       2000
                                                          --------  ----------
                                                            (in thousands,
                                                                except
                                                              share data)
Current assets:
  Cash and cash equivalents.............................. $ 49,630  $  203,191
  Short-term investments.................................   69,472          --
  Restricted investments.................................       --      95,277
  Prepaid and other current assets.......................    1,077       8,815
                                                          --------  ----------
    Total current assets.................................  120,179     307,283
Other assets:
  Restricted investments, net of current portion.........       --      65,889
  System under construction..............................  333,500     776,706
  Property and equipment, net of accumulated depreciation
   and amortization of $347 and $2,337...................    2,551      59,505
  Goodwill and intangibles, net of accumulated
   amortization of $1,220 and $2,599.....................   25,380      24,001
  Other assets, net of accumulated amortization of $0 and
   $672..................................................    3,524       9,133
                                                          --------  ----------
    Total assets......................................... $485,134  $1,242,517
                                                          ========  ==========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable....................................... $ 23,258  $   47,072
  Accrued expenses.......................................    1,514       4,636
  Accrued interest on senior secured notes...............       --      13,397
  Royalty payable........................................    1,646       2,565
                                                          --------  ----------
    Total current liabilities............................   26,418      67,670

Senior secured notes, net of discount amortization of $0
 and $2,044..............................................       --     261,298
Royalty payable, net of current portion..................    3,400       2,600
Capital lease, net of current portion....................      212       1,367
Other non-current liabilities............................       --       4,172
                                                          --------  ----------
    Total liabilities....................................   30,030     337,107
                                                          --------  ----------
Stockholder's equity:
  Common stock, par value $0.10; 3,000 shares authorized,
   125 shares issued and outstanding.....................       --          --
  Additional paid-in capital.............................  502,646   1,004,879
  Deficit accumulated during development stage...........  (47,542)    (99,469)
                                                          --------  ----------
    Total stockholder's equity...........................  455,104     905,410
                                                          --------  ----------
Commitments and contingencies (notes 3, 10 and 11)
    Total liabilities and stockholder's equity........... $485,134  $1,242,517
                                                          ========  ==========


          See accompanying notes to consolidated financial statements.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
     Years Ended December 31, 1998, 1999 and 2000, and for the period from
           December 15, 1992 (date of inception) to December 31, 2000

                                                               December 15, 1992
                                                                   (date of
                                                                 inception) to
                                   1998      1999      2000    December 31, 2000
                                 --------  --------  --------  -----------------
                                                (in thousand)
Revenue......................... $     --  $     --  $     --      $      --
                                 --------  --------  --------      ---------
Operating expenses:
  Research and development......    6,941     4,274     7,397         18,612
  Professional fees.............    5,242     9,948    22,751         39,031
  General and administrative....    4,010    16,448    48,979         69,457
                                 --------  --------  --------      ---------
    Total operating expenses....   16,193    30,670    79,127        127,100
                                 --------  --------  --------      ---------
Operating loss..................  (16,193)  (30,670)  (79,127)      (127,100)
Other income (expense):
  Interest income...............       26       533    27,200         27,759
  Interest expense..............       --       (43)       --           (128)
                                 --------  --------  --------      ---------
    Net loss.................... $(16,167) $(30,180) $(51,927)     $ (99,469)
                                 ========  ========  ========      =========


          See accompanying notes to consolidated financial statements.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                Consolidated Statements of Stockholder's Equity
     Years ended December 31, 1998, 1999 and 2000, and for the period from December 15, 1992 (date of inception) to December 31, 2000

                                                         Deficit
                                                       Accumulated
                              Common Stock  Additional   During        Total
                              -------------  Paid-in   Development Stockholder's
                              Shares Amount  Capital      Stage       Equity
                              ------ ------ ---------- ----------- -------------
                                                       (in thousands)
Issuance of common stock
(December 15, 1992).........    100  $  --  $       --  $     --     $     --
                              -----  -----  ----------  --------     --------
Balance at December 31,
 1992.......................    100     --          --        --           --
Net loss....................     --     --          --        --           --
                              -----  -----  ----------  --------     --------
Balance at December 31,
 1993.......................    100     --          --        --           --
Net loss....................     --     --          --        --           --
                              -----  -----  ----------  --------     --------
Balance at December 31,
 1994.......................    100     --          --        --           --
Net loss....................     --     --          --        --           --
                              -----  -----  ----------  --------     --------
Balance at December 31,
 1995.......................    100     --          --        --           --
Net loss....................     --     --          --        --           --
                              -----  -----  ----------  --------     --------
Balance at December 31,
 1996.......................    100     --          --        --           --
Contributions to paid-in
 capital....................     --     --      73,107        --       73,107
Issuance of common stock and
 capital contributions......     25     --       9,143        --        9,143
Loan converted into
 capital....................     --     --       8,477        --        8,477
Issuance of options.........     --     --         500        --          500
Net loss....................     --     --          --    (1,195)      (1,195)
                              -----  -----  ----------  --------     --------
Balance at December 31,
 1997.......................    125     --      91,227    (1,195)      90,032
Contributions to paid-in
 capital....................     --     --      53,591        --       53,591
Net loss....................     --     --          --   (16,167)     (16,167)
                              -----  -----  ----------  --------     --------
Balance at December 31,
 1998.......................    125     --     144,818   (17,362)     127,456
Contributions to paid-in
 capital....................     --     --     301,994        --      301,994
Increase in FCC license,
 goodwill and intangibles
 from WorldSpace
 transaction................     --     --      51,624        --       51,624
Non-cash stock
 compensation...............     --     --       4,210        --        4,210
Net loss....................     --     --          --   (30,180)     (30,180)
                              -----  -----  ----------  --------     --------
Balance at December 31,
 1999.......................    125     --     502,646   (47,542)     455,104
Contributions to paid-in
 capital....................     --     --     499,490        --      499,490
Non-cash stock
 compensation...............     --     --       2,743        --        2,743
Net loss....................     --     --          --   (51,927)     (51,927)
                              -----  -----  ----------  --------     --------
Balance at December 31,
 2000.......................    125  $  --  $1,004,879  $(99,469)    $905,410
                              =====  =====  ==========  ========     ========

          See accompanying notes to consolidated financial statements.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     Years Ended December 31, 1998, 1999 and 2000, and for the period from
           December 15, 1992 (date of inception) to December 31, 2000

                                                               December 15, 1992
                                                                   (date of
                                                                 inception) to
                                   1998      1999      2000    December 31, 2000
                                 --------  --------  --------  -----------------
                                                (in thousands)
Cash flows from operating
 activities:
 Net loss......................  $(16,167) $(30,180) $(51,927)     $ (99,469)
 Adjustments to reconcile net
  loss to net cash used in
  operating activities:
  Depreciation and
   amortization................        57     1,478     3,369          4,936
  Non-cash stock compensation..        --     4,210     2,743          6,953
  Changes in operating assets
   and liabilities:
  Increase in prepaid and other
   current assets..............      (212)     (905)   (7,738)        (8,815)
  Increase (decrease) in other
   assets......................        --        62        --           (132)
  Increase in accounts payable
   and accrued expenses........     1,700     7,149    16,037         30,280
  Increase in amounts due to
   related party...............     5,257        --        --             --
                                 --------  --------  --------      ---------
   Net cash used in operating
    activities.................    (9,365)  (18,186)  (37,516)       (66,247)
                                 --------  --------  --------      ---------
Cash flows from investing
 activities:
 Purchase of property and
  equipment....................      (506)   (2,008)  (51,378)       (53,974)
 Additions to system under
  construction.................   (43,406) (159,510) (414,889)      (711,173)
 Net purchase/maturity of
  restricted investments.......        --        --  (106,338)      (106,338)
 Net purchase/maturity of
  short-term investments.......        --   (69,472)   69,472             --
 Other investing activities....        --    (3,422)  (56,268)       (56,268)
                                 --------  --------  --------      ---------
   Net cash used in investing
    activities.................   (43,912) (234,412) (559,401)      (927,753)
                                 --------  --------  --------      ---------
Cash flows from financing
 activities:
 Proceeds from sale of common
  stock and capital
  contribution.................        --        --   499,589        559,667
 Capital contribution from
  parent through transfer of
  liabilities..................    53,591   302,002        --        386,135
 Proceeds from issuance of
  senior secured notes.........        --        --   259,254        259,254
 Proceeds from the issuance of
  options......................        --        --        --            500
 Payments for deferred
  financing fees...............        --        --    (8,365)        (8,365)
 Other net financing
  activities...................        (5)      (84)       --             --
                                 --------  --------  --------      ---------
   Net cash provided by
    financing activities.......    53,586   301,918   750,478      1,197,191
                                 --------  --------  --------      ---------
Net increase in cash and cash
 equivalents...................       309    49,320   153,561        203,191
Cash and cash equivalents at
 beginning of period...........         1       310    49,630             --
                                 --------  --------  --------      ---------
Cash and cash equivalents at
 end of period.................  $    310  $ 49,630  $203,191      $ 203,191
                                 ========  ========  ========      =========
 Supplemental cash flow
  disclosure:
 Increase in FCC license,
  goodwill and intangibles.....  $     --  $ 51,624  $     --      $  51,624
 Property acquired through
  capital leases...............        --       470     1,688          2,075
 Non-cash interest
  capitalized..................        29        --    16,302         16,416
 Accrued system milestone
  payments.....................    21,867    15,500    30,192         30,192
 Use of deposit for terrestrial
  repeater contract............        --        --     3,422             --

          See accompanying notes to consolidated financial statements.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                       CONSOLIDATED FINANCIAL STATEMENTS

              December 31, 1999 and 2000, and for the period from December 15, 1992 (date of inception) through December 31, 2000

(1) Summary of Significant Accounting Policies and Practices

 (a) Nature of Business

   XM Satellite Radio Inc. ("XMSR" or the "Company"), formerly American Mobile Radio Corporation, was incorporated on December 15, 1992 in the State of Delaware as a wholly owned subsidiary of Motient Corporation, formerly American Mobile Satellite Corporation ("Motient") for the purpose of procuring a digital audio radio service ("DARS") license. Business activity for the period from December 15, 1992 through December 31, 1996 was insignificant. Pursuant to various financing agreements entered into in 1997 between Motient, XMSR and WorldSpace, Inc. ("WSI"), WSI acquired a 20 percent interest in XMSR.

   On May 16, 1997, Motient and WSI formed XM Satellite Radio Holdings Inc. (the "Parent"), formerly AMRC Holdings Inc., as a holding company for XMSR in connection with the construction, launch and operation of a domestic communications satellite system for the provision of DARS. Motient and WSI exchanged their respective interests in XMSR for equivalent interests in the Company, which had no assets, liabilities or operations prior to the transaction.

 (b) Principles of Consolidation and Basis of Presentation

   The consolidated financial statements include the accounts of XM Satellite Radio Inc. and its subsidiaries, XM Radio Inc. and XM Equipment Leasing LLC. All significant intercompany transactions and accounts have been eliminated. The Company's management has devoted its time to the planning and organization of the Company, obtaining its DARS license, conducting research and development programs, conducting market research, constructing its satellite and terrestrial repeater systems, securing content providers, securing manufacturers for its radios and obtaining retail distribution channels, securing adequate debt and equity capital for anticipated operations and growth, and addressing regulatory matters. The Company has not generated any revenues and planned principal operations have not commenced. Accordingly, the Company's financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 7, Accounting and Reporting by Development Stage Enterprises.

 (c) Cash and Cash Equivalents

   The Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had the following cash and cash equivalents balances (in thousands):


                                                                  December 31,
                                                                ----------------
                                                                 1999     2000
                                                                ------- --------
      Cash on deposit.......................................... $    63 $     92
      Money market funds.......................................   9,555  203,099
      Commercial paper.........................................  40,012       --
                                                                ------- --------
                                                                $49,630 $203,191
                                                                ======= ========

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 (d) Short-term Investments

   At December 31, 1999, the Company held commercial paper with maturity dates of less than one year that were stated at amortized cost, which approximates fair value.

 (e) Restricted Investments

   Restricted investments consist of fixed income securities and are stated at amortized cost plus accrued interest income. The securities included in restricted investments are $106.3 million of US Treasury strips restricted to provide for the remaining five scheduled interest payments on the Company's 14 percent Senior Secured Notes due 2010, which are classified as held-to-maturity securities under the provision of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, $49.6 million in money market funds for scheduled milestone payments under the Hughes Electronics Corporation contract and $5.1 million in certificates of deposit to collateralize letters of credit required by facility leases and other secured credits. The carrying value and fair value of the held-to-maturity securities at December 31, 2000 were (in thousands):


                                                   Carrying Unrealized   Fair
                                                    Value      Gain     Value
                                                   -------- ---------- --------
      Held-to-Maturity securities................. $106,338   $1,060   $107,398

 (f) Property and Equipment

     Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives:

      Computer equipment................................... 3-5 years
      Computer software.................................... 3-5 years
      Furniture and fixtures............................... 3-7 years
      Machinery and equipment.............................. 3-7 years
      Leasehold improvements............................... Remaining lease term

 (g) System Under Construction

   The Company is currently developing its satellite system. Costs related to the project are being capitalized to the extent that they have future benefits. As of December 31, 2000, all amounts recorded as system under construction relate to costs incurred in obtaining a Federal Communications Commission ("FCC") license and approval as well as the system development. The FCC license will be amortized using the straight line method over an estimated useful life of fifteen years. Amortization of the license will begin on commercial launch. Depreciation of the Company's satellites will commence upon in-orbit delivery. Depreciation of the Company's ground stations will commence upon commercial launch. The satellites and the ground stations will be depreciated over their estimated useful lives.

   On October 16, 1997, the FCC granted XMSR a license to launch and operate two geostationary satellites for the purpose of providing DARS in the United States in the 2332.5-2345 Mhz (space-to-earth) frequency band, subject to achieving certain technical milestones and international regulatory requirements. The license is valid for eight years upon successful launch and orbital insertion of the satellites. The Company's license requires that it comply with a construction and launch schedule specified by the FCC for each of the two authorized satellites. The FCC has the authority to revoke the authorizations and in connection with such revocation could exercise its authority to rescind the Company's license. The Company believes that the exercise of such authority to rescind the license is unlikely.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   System under construction consists of the following (in thousands):

                                                                 December 31,
                                                               -----------------
                                                                 1999     2000
                                                               -------- --------
      License................................................. $115,142 $122,944
      Satellite system........................................  204,198  521,573
      Terrestrial system......................................   10,087   84,715
      Spacecraft control facilities...........................    2,000   13,046
      Broadcast facilities....................................    2,073   27,970
      System development......................................       --    6,458
                                                               -------- --------
                                                               $333,500 $776,706
                                                               ======== ========

   The balances at December 31, 1999 and 2000 include capitalized interest of $210,000 and $39,262,000, respectively.

   The Company's policy is to review its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

   The Company had scheduled the launch of its satellite, "XM Roll", on January 8, 2001. This launch was halted just before lift off. As a result, the Company has determined that it will launch its other satellite, "XM Rock", first, which is scheduled for March 18, 2001. The Company anticipates that XM Roll will be launched in early May 2001 and will commence commercial operations in the summer of 2001.

 (h) Goodwill and Intangible Assets

   Goodwill and intangible assets, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 15 years. The Company assesses the recoverability of its intangible assets by determining whether the amortization of the goodwill and intangible assets balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of goodwill and intangible assets impairment, if any, is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

 (i) Stock-Based Compensation

   The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principle Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations including FASB Interpretation ("FIN") No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB opinion No. 25 issued in March 2000, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The Company adopted FIN No. 44 in July 2000 to account for stock options that had been repriced during the period covered by FIN No. 44. The application resulted in additional compensation of $1,213,000 during the year ended December 31, 2000. Additional compensation charges may result depending upon the market value of the common stock at each balance sheet date.

 (j) Research and Development

   Research and development costs are expensed as incurred.

 (k) Income Taxes

   The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and the financial reporting amounts at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the sum of taxes payable for the period and the change during the period in deferred tax assets and liabilities.

 (l) Comprehensive Income

   In December 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income (SFAS 130). This statement establishes standards for reporting and displaying comprehensive income and its components in the financial statements. This statement is effective for all interim and annual periods within the year ended December 31, 1999. The Company has evaluated the provisions of SFAS 130 and has determined that there were no transactions that have taken place during the years ended December 31, 1998, 1999 and 2000 that would be classified as other comprehensive income.

 (m) Accounting Estimates

   The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Company. Significant estimates include valuation of the Company's investment in the DARS license, goodwill and intangible assets, and the valuation allowances against deferred tax assets. Accordingly, actual amounts could differ from these estimates.

 (n) Reclassifications

   Certain fiscal year 1998 and 1999 amounts have been reclassified to conform to the current presentation.

 (o) Derivative Instruments and Hedging Activities

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000 the FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an amendment of SFAS 133. SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after 2000. The Company will adopt SFAS No. 133 and SFAS No. 138 on January 1, 2001. The Company has reviewed its contracts and has determined that it has no derivative instruments and does not engage in hedging activities.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(2) Related Party Transactions

   The Company had related party transactions with the following shareholders:

 (a) Motient

   In 1997, Motient contributed $143,000 to the Company to establish the original application for the FCC license. On March 28, 1997, the Company received $1,500,000 as a capital contribution from Motient. Effective January 15, 1999, the Parent issued a convertible note maturing on September 30, 2006 to Motient for $21,419,000. (See note 3(d)). The proceeds from the convertible note were contributed to the Company as additional paid-in capital.

 (b) WSI

   On March 28, 1997, the Company received $1,500,000 as a capital contribution from WSI. The Company issued WSI 25 shares of common stock for this consideration.

   On April 16, 1997, the Company received $15,000,000 from WSI, which represented $6,000,000 as an additional capital contribution and $9,000,000 as a six-month bridge loan (see note 3). The liability for the draw against the bridge loan was assumed by the Parent on May 16, 1997.

   In addition to financing, the Company has relied upon certain related parties for legal and technical services. Total expenses incurred in transactions with related parties are as follows (in thousands):

                                                        Year ended December 31,
                                                                 1998
                                                        -----------------------
                                                          WSI   Motient  Total
                                                        ------- ------- -------
   Research and development............................ $ 6,624  $ --   $ 6,624
   Professional fees...................................   2,529   353     2,882
   General and administrative..........................     903    60       963
                                                        -------  ----   -------
     Total............................................. $10,056  $413   $10,469
                                                        =======  ====   =======

                                                        Year ended December 31,
                                                                 1999
                                                        -----------------------
                                                          WSI   Motient  Total
                                                        ------- ------- -------
   Research and development............................ $    50  $ --   $    50
   Professional fees...................................      --   219       219
   General and administrative..........................      --     5         5
                                                        -------  ----   -------
     Total............................................. $    50  $224   $   274
                                                        =======  ====   =======

                                                        Year ended December 31,
                                                                 2000
                                                        -----------------------
                                                                Motient
                                                                -------
   Research and development............................          $ --
   Professional fees...................................           252
   General and administrative..........................            --
                                                                 ----
     Total.............................................          $252
                                                                 ====

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   With the WorldSpace Transaction, which is discussed in note 3, on July 7, 1999, WSI ceased to be a related party; therefore, the expenses reflected for WSI are representative of the period from January 1, 1999 through July 7, 1999.

 (c) Parent

   On May 16, 1997, the Parent obtained a $1,000,000 working capital loan facility from WSI. During 1997, the Company drew down $663,000 against the facility with the remaining $337,000 drawn in 1998 (see note 3). The proceeds from these draws were contributed to the Company as additional paid-in capital.

   On October 16, 1997, the Parent received $71,911,000 from WSI, which represented an additional $13,522,000 under the bridge loan and $58,389,000 under the additional amounts loan (see note 3). The proceeds from these draws were contributed to the Company as additional paid-in capital.

   On April 1, 1998, the Parent entered into an agreement with WSI to issue $54,536,000 in subordinated convertible notes. During 1999, the Parent drew down $8,953,000, respectively, under the agreement (see note 3). The proceeds from these draws were contributed to the Company as additional paid-in capital.

   In July 1998, the Parent contributed furniture and equipment with a book value of $104,000 to the Company.

   On October 8, 1999, the Parent completed an initial public offering of 10,000,000 shares of Class A common stock at $12.00 per share. The offering yielded net proceeds of $111,437,000, which was contributed to the Company as additional paid-in capital.

   On October 17, 1999, the underwriters of the Parent's initial public offering exercised the over-allotment option for an additional 241,000 shares of Class A common stock at $12.00 per share. This exercise yielded net proceeds of $2,697,000, which was contributed to the Company as additional paid-in capital.

   On January 31, 2000, the Parent closed on a secondary offering of its Class A common stock and newly designated Series B convertible redeemable preferred stock. The Parent sold 4,000,000 shares of its Class A common stock for $32.00 per share, which yielded net proceeds of $120,837,000. The Parent concurrently sold 2,000,000 shares of its Series B convertible redeemable preferred stock for $50.00 per share, which yielded net proceeds of $96,472,000. On February 9, 2000, the underwriters exercised a portion of the over-allotment option for 370,000 shares of Class A common stock, which yielded net proceeds of approximately $11,233,000. All proceeds were contributed to the Company by the Parent.

   On March 15, 2000 the Parent and the Company closed a private placement of 325,000 units, each unit consisting of $1,000 principal amount of 14 percent Senior Secured Notes due 2010 of XMSR and one warrant to purchase 8.024815 shares of the Parent's Class A common stock at a price of $49.50 per share. The Company realized net proceeds of $191.5 million, excluding $123.0 million used to acquire securities which will be used to pay interest payments due under the notes for the first three years. The $325,000,000 face value of the notes was offset by a discount of $65,746,000 associated with the fair value of the warrants sold, which was contributed to the Company. The Company had amortized $2,044,000 of the discount through December 31, 2000.

   On July 7, 2000, the Parent reached an agreement for a private offering of 235,000 shares of its Series C convertible redeemable preferred stock for $1,000 per share, which closed on August 8, 2000 and yielded net proceeds of $206,379,000 and a stock subscription of $20,000,000 that earned interest at 7 percent per annum until it was paid on November 30, 2000. The stock subscription was received by the Parent in November 2000 and provided an additional $20,443,000. All proceeds, except the receipt of the stock subscription were contributed to the Company by the Parent.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(3) Debt

 (a) Loans Payable Due to Related Parties

   In March 1997, XMSR entered into a series of agreements (the "Participation Agreement") with Motient and WSI in which both companies provided various equity and debt funding commitments to XMSR for the purpose of financing the activities of XMSR in connection with the establishment of a DARS satellite system in the United States. The Participation Agreement, as well as other agreements subsequently reached between the Company, Motient and WSI, served as the basis for several rounds of financing in the form of loans and notes with either conversion features or options for the Parent's common stock through July 7, 1999. The Parent had raised $142,447,000 in the form of loans and convertible notes from WSI and $21,419,000 in convertible notes from Motient through July 7, 1999.

   On July 7, 1999, Motient acquired WSI's remaining debt and equity interests in the Parent in exchange for approximately 8.6 million shares of Motient's common stock (termed the "Worldspace Transaction"). Additionally, the Parent issued an aggregate $250.0 million of Series A subordinated convertible notes (see note 3(b)) to several new investors and used $75.0 million of the proceeds it received from the issuance of these notes to redeem certain outstanding loan obligations owed to WSI. As a result of these transactions, as of July 7, 1999, Motient owned all of the issued and outstanding stock of the Parent. Concurrent with Motient's acquisition of the remaining interest in the Parent, the Company recognized goodwill and intangibles of $51,624,000, which has been allocated as follows (in thousands):

      FCC License...................................................... $25,024
      Goodwill.........................................................  13,738
      Programming agreements...........................................   8,000
      Receiver agreements..............................................   4,600
      Other intangibles................................................     262
                                                                        -------
                                                                        $51,624
                                                                        =======

 (b) Issuance of Series A Subordinated Convertible Notes of the Parent to New Investors

   At the closing of the WorldSpace Transaction, the Parent issued an aggregate $250.0 million of Series A subordinated convertible notes to six new investors--General Motors Corporation, $50.0 million; Clear Channel Investments, Inc., $75.0 million; DIRECTV Enterprises, Inc., $50.0 million; and Columbia Capital, Telcom Ventures, L.L.C. and Madison Dearborn Partners, $75.0 million. The Parent contributed the net proceeds from the sale of these notes to the Company.

 (c) Private Units Offering

   On March 15, 2000 the Parent and the Company closed a private placement of 325,000 units, each unit consisting of $1,000 principal amount of 14 percent senior secured notes due 2010 of XM Satellite Radio Inc. and one warrant to purchase 8.024815 shares of the Parent's Class A common stock at a price of $49.50 per share. The Company realized net proceeds of $191.0 million, excluding $123.0 million used to acquire securities which will be used to pay interest payments due under the notes for the first three years.

 (d) Notes to Related Party

   On January 15, 1999, the Parent issued a convertible note to Motient for $21,419,000. The proceeds from the note were contributed to the Company as additional paid-in capital.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(4) Fair Value of Financial Instruments

   The carrying amounts of cash and cash equivalents, short-term investments, accounts payable, accrued expenses and royalty payable approximate their fair market value because of the relatively short duration of these instruments as of December 31, 1999 and 2000, in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments. At December 31, 2000, the carrying amount and fair value of the 14 percent Senior Secured Notes due 2010 were $261,298,000 and $179,563,000, respectively, based on the quoted market price.

(5) Stock-Based Compensation

   The Company operates three separate stock option plans, the details of which are described below.

 (a) 1998 Shares Award Plan

   On June 1, 1998, the Parent adopted the 1998 Shares Award Plan (the "Plan") under which XMSR employees, consultants, and non-employee directors may be granted options to purchase shares of Class A common stock of the Parent. The Parent initially authorized 1,337,850 shares of Class A common stock under the Plan, which was increased to 2,675,700 in July 1999 and 5,000,000 in May 2000. The options are exercisable in installments determined by the compensation committee of the Company's board of directors. The options expire as determined by the committee, but no later than ten years from the date of grant. On
July 8, 1999, the Company's board of directors voted to reduce the exercise price of the options outstanding in the shares award plan from $16.35 to $9.52 per share, which represented the fair value of the stock on the date of repricing. Transactions and other information relating to the Plan for the year ended December 31, 1999 and 2000 are summarized below:

                                                         Outstanding Options
                                                       -------------------------
                                                                    Weighted-
                                                       Number of     Average
                                                        Shares    Exercise Price
                                                       ---------  --------------
      Balance, December 31, 1997......................        --      $   --
        Options granted...............................   787,297       16.35
        Options canceled or expired...................        --          --
        Options exercised.............................        --          --
                                                       ---------      ------
      Balance, December 31, 1998......................   787,297      $16.35
        Options granted............................... 2,188,988       10.50
        Option repricing..............................  (818,339)      16.35
        Options canceled or expired...................   (57,786)      13.91
        Options exercised.............................    (1,071)       9.52
                                                       ---------      ------
      Balance, December 31, 1999...................... 2,099,089      $10.32
        Options granted............................... 1,176,683       30.21
        Options canceled or expired...................  (131,267)      17.01
        Options exercised.............................   (48,817)       9.52
                                                       ---------      ------
      Balance, December 31, 2000...................... 3,095,688      $17.61
                                                       =========      ======

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The following table summarizes information about stock options outstanding at December 31, 1998, 1999 and 2000:

                               Options Outstanding         Options Exercisable
                        --------------------------------- ---------------------
                                     Weighted-
                                      Average   Weighted-             Weighted-
                                     Remaining   Average               Average
                          Number    Contractual Exercise    Number    Exercise
         Exercise Price Outstanding    Life       Price   Exercisable   Price
         -------------- ----------- ----------- --------- ----------- ---------
1998.... $        16.35    787,297   9.5 years   $16.35           --   $16.35
         ==============  =========  ==========   ======    =========   ======
1999.... $  9.52-$12.00  2,099,089  9.24 years   $10.32      416,294   $ 9.52
         ==============  =========  ==========   ======    =========   ======
2000.... $  9.52-$12.00  2,120,400  8.26 years   $10.39    1,110,756   $10.06
         $ 13.13-$30.50    297,685  9.03 years   $23.13        5,334   $13.13
         $ 30.63-$45.44    677,603  9.54 years   $37.92       20,000   $43.69
         ==============  =========  ==========   ======    =========   ======

   There were no, 416,294 and 1,136,090 stock options exercisable at December 31, 1998, 1999 and 2000, respectively. There were 1,615,483 shares available under the plan for future grants at December 31, 2000. At December 31, 2000, all options have been issued to employees, officers and directors.

   The per share weighted-average fair value of employee options granted during the year ended December 31, 1998, 1999 and 2000 was $10.54, $6.21 and $22.06,
respectively, on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

                                                  December 31,
                                  --------------------------------------------
                                       1998           1999           2000
                                  -------------- -------------- --------------
      Expected dividend yield....             0%             0%             0%
      Volatility.................         56.23%         63.92%         68.21%
      Risk-free interest rate
       range..................... 4.53% to 5.57% 5.47% to 5.97% 4.99% to 6.71%
      Expected life..............      7.5 years        5 years        5 years
                                  ============== ============== ==============

 (b) Employee Stock Purchase Plan

   In 1999, the Parent established an employee stock purchase plan that provides for the issuance of 300,000 shares of the Parent's Class A common stock. All XMSR employees whose customary employment is more than 20 hours per week and for more than five months in any calendar year are eligible to participate in the stock purchase plan, provided that any employee who would own five percent or more of the Company's total combined voting power immediately after an offering date under the plan is not eligible to participate. Eligible employees must authorize the Company to deduct an amount from their pay during offering periods established by the compensation committee. The purchase price for shares under the plan will be determined by the compensation committee but may not be less than 85 percent of the lesser of the market price of the common stock on the first or last business day of each offering period. As of December 31, 2000, 53,539 shares had been issued to XMSR employees under this plan.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The per share weighted-average fair value of purchase rights granted during the year was $3.30 and $11.28 for the years ended December 31, 1999 and 2000, respectively. The estimates were calculated at the grant date using the Black-Scholes Option Pricing Model with the following assumptions at December 31, 1999 and 2000:

                                           December 31,
                                      ----------------------
                                         1999       2000
                                      ---------- -----------
           Expected dividend yield...         0%          0%
           Volatility................     62.92%      68.21%
           Risk-free interest rate
            range....................      4.73% 5.33%-6.23%
           Expected life............. 0.23 years  0.24 years
                                      ========== ===========

   The Company applies APB 25 in accounting for stock-based compensation for both plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements other than for performance based stock options, for options granted with exercise prices below fair value on the date of grant and for repriced options under FIN No. 44. During 1999 and 2000, the Company incurred $4,070,000 and $2,557,000, respectively, in compensation cost for these options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands):

                                    Year ended December 31,
                                    -----------------------
                                     1998    1999    2000
                                    ------- ------- -------
           Net Loss:
           As reported............. $16,167 $30,180 $51,927
           Pro forma...............  17,508  30,990  60,171
                                    ======= ======= =======

 (c) Talent Option Plan

   In May 2000, the Parent adopted the XM Talent Option Plan ("Talent Plan") under which non-employee service providers to the Company may be granted options to purchase shares of Class A common stock of the Parent. The Parent authorized 500,000 shares of Class A common stock under the Talent Plan. The options are exercisable in installments determined by the talent committee of the Company's board of directors. The options expire as determined by the talent committee, but no later than ten years from the date of the grant. As of December 31, 2000, no options had been granted under the Talent Plan.

(6) Assumptions of Liabilities

   On May 16, 1997, the Parent assumed the bridge loan and the option liability held by XMSR. After May 16, 1997, the Parent initiated all future debt with lenders and contributed the proceeds to XMSR as a contribution of capital and maintained the debt. The Parent also assumed other liabilities relating to the technical support agreement.

(7) Profit Sharing and Employee Savings Plan

   On July 1, 1998, the Company adopted a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer up to 15 percent of their compensation on a pre-tax basis through contributions to the savings plan. The Company contributed $0.50 in 1998, 1999 and 2000 for every dollar the employees contributed up to 6 percent of compensation, which amounted to $14,000, $164,000 and $229,000, respectively.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(8) Interest Cost

   The Company capitalizes a portion of interest cost as a component of the cost of the FCC license and satellite system under construction. The following is a summary of interest cost incurred during December 31, 1998, 1999 and 2000, and for the period from December 15, 1992 (date of inception) to December 31, 1999 (in thousands):

                                                              December 15, 1992
                                                                  (date of
                                                                inception) to
                                            1998 1999  2000   December 31, 2000
                                            ---- ---- ------- -----------------
   Interest cost capitalized............... $30  $210 $39,022      $39,262
   Interest cost charged to expense........  --    43      --          128
                                            ---  ---- -------      -------
     Total interest cost incurred.......... $30  $253 $39,022      $39,390
                                            ===  ==== =======      =======

   Interest costs incurred prior to the award of the license were expensed in 1998.

(9) Income Taxes

   For the period from December 15, 1992 (date of inception) to October 8, 1999, the Parent and the Company filed consolidated federal and state tax returns where permitted with its majority stockholder Motient. The Company generated net operating losses and other deferred tax benefits that were not utilized by Motient. As no formal tax sharing agreement has been finalized, the Company was not compensated for the net operating losses. Had the Company filed on a stand-alone basis for the three-year period ending December 31, 2000, the Company's tax provision would be as follows:

   Taxes on income included in the statements of operations consists of the following (in thousands):

                                                            December 31,
                                                     --------------------------
                                                       1998     1999     2000
                                                     -------- -------- --------
   Current taxes:
     Federal........................................ $     -- $     -- $     --
     State..........................................       --       --       --
                                                     -------- -------- --------
       Total current taxes..........................       --       --       --
                                                     -------- -------- --------
   Deferred taxes:
     Federal........................................ $     -- $     -- $     --
     State..........................................       --       --       --
                                                     -------- -------- --------
       Total deferred taxes.........................       --       --       --
                                                     -------- -------- --------
       Total tax expense (benefit).................. $     -- $     -- $     --
                                                     ======== ======== ========

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   A reconciliation of the statutory tax expense, assuming all income is taxed at the statutory rate applicable to the income and the actual tax expense is as follows (in thousands):

                                                          December 31,
                                                   ----------------------------
                                                     1998      1999      2000
                                                   --------  --------  --------
   Income (loss) before taxes on income, as
    reported in the statements of income.........  $(16,167) $(30,181) $(51,972)
                                                   ========  ========  ========
   Theoretical tax benefit on the above amount at
    35%..........................................    (5,658)  (10,563)  (18,174)
   State tax, net of federal benefit.............    (1,604)    1,370    (2,877)
   Increase in taxes resulting from permanent
    differences, net.............................        31     2,120       562
   Adjustments arising from differences in the
    basis of measurement for tax purposes and
    financial reporting purposes and other.......        --    13,252         7
   Change in valuation allowance.................     7,231    (6,179)   20,482
                                                   --------  --------  --------
   Taxes on income for the reported year.........  $     --  $     --  $     --
                                                   ========  ========  ========

   At December 31, 1998, 1999 and 2000, deferred income tax consists of future tax assets/(liabilities) attributable to the following (in thousands):

                                                        December 31,
                                                  ---------------------------
                                                   1998      1999      2000
                                                  -------  --------  --------
   Deferred tax assets:
     Net operating loss/other tax attribute
      carryovers................................. $   518  $  2,054  $ 12,396
     Start-up costs..............................   7,251    14,972    42,252
                                                  -------  --------  --------
       Gross total deferred tax assets...........   7,769    17,026    54,648
   Valuation allowance for deferred tax assets...  (7,769)   (1,590)  (22,072)
                                                  -------  --------  --------
       Net deferred assets.......................      --    15,436    32,576
                                                  -------  --------  --------
   Deferred tax liabilities:
     Fixed assets................................      --       (51)  (16,532)
     FCC license.................................      --   (10,160)   (9,821)
     Other intangible assets.....................      --    (5,225)   (6,223)
                                                  -------  --------  --------
       Net deferred tax liabilities..............      --   (15,436)  (32,576)
                                                  -------  --------  --------
       Deferred income tax, net.................. $    --  $     --  $     --
                                                  =======  ========  ========

   At December 31, 2000, the Company had accumulated net operating losses of $31,047,000 for Federal income tax purposes that are available to offset future regular taxable income. These operating loss carryforwards expire between the years 2012 and 2020. Utilization of these net operating losses may be subject to limitations in the event of significant changes in the stock ownership of the Company.

(10) Accumulated Deficit

   The Company is devoting its efforts to develop, construct and expand a digital audio radio network. This effort involves substantial risk and future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. These factors individually or in the aggregate could have an adverse effect on the Company's financial condition and future operating results and create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   At the Company's current stage of development, economic uncertainties exist regarding the successful acquisition of additional debt or equity financings and the attainment of positive cash flows from the Company's proposed service. The Company is currently constructing its satellite and terrestrial systems and will require substantial additional financing to market and distribute the satellite-based radio service. Failure to obtain the required long-term financing will prevent the Company from realizing its objective of providing satellite-based radio programming. Management's plan to fund operations and capital expansion includes the additional sale of debt and equity securities through public and private sources. There are no assurances, however, that such financing will be obtained.

(11) Commitments and Contingencies

 (a) FCC License

   The FCC has established certain system development milestones that must be met for the Company to maintain its license to operate the system. The Company believes that it is proceeding into the system development as planned and in accordance with the FCC milestones.

 (b) Application for Review of FCC License

   One of the losing bidders for the DARS licenses filed an Application for Review by the full FCC of the Licensing Order which granted the Company its FCC license. The Application for Review alleges that WSI had effectively taken control of the Company without FCC approval. The FCC or the U.S. Court of Appeals has the authority to overturn the award of the FCC license should they rule in favor of the losing bidder. Although the Company believes that its right to the FCC license will withstand the challenge as WSI is no longer a stockholder in the Company, no prediction of the outcome of this challenge can be made with any certainty.

 (c) Technical Services

   Effective January 1, 1998, the Company entered into agreements with Motient and WorldSpace Management Corporation ("WorldSpace MC"), an affiliate of WSI, in which Motient and WorldSpace MC would provide technical support in areas related to the development of a DARS system. Payments for services provided under these agreements are made based on negotiated hourly rates. These agreements may be terminated by the parties on or after the date of the commencement of commercial operation following the launch of the Holdings' first satellite. There are no minimum services purchase requirements. The Company incurred costs of $413,000, $224,000 and $252,000 under its agreement with Motient and $4,357,000, $0 and $0 costs were incurred under its agreement with WorldSpace MC during the years ended December 31, 1998, 1999 and 2000, respectively. The Company incurred costs of $1,039,000 under its agreement with Motient and $5,317,000 in costs were incurred under its agreement with WorldSpace MC from December 15, 1992 (date of inception) through December 31, 2000.

 (d) Technology Licenses

   Effective January 1, 1998, XMSR entered into a technology licensing agreement with Motient and WorldSpace MC by which as compensation for certain licensed technology then under development to be used in the XM Radio system, XMSR will pay up to $14,300,000 to WorldSpace MC over a ten-year period. As of December 31, 2000 XMSR incurred costs of $6,696,000 payable to WorldSpace MC. Any additional amounts to be incurred under this agreement are dependent upon further development of the technology, which is at XMSR's option. No liability exists to Motient or WorldSpace MC should such developments prove

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

unsuccessful. XMSR maintains an accrual of $5,165,000 payable to WorldSpace MC, for quarterly royalty payments to be made. In addition, XMSR agreed to pay 1.2 percent of quarterly net revenues to WorldSpace MC and a royalty of $0.30 per chipset, payable to WorldSpace MC, for equipment manufactured using certain source encoding and decoding signals technology.

 (e) Satellite Contract

   During the first half of 1999, the Company and Boeing Satellite Systems International, Inc. ("BSS"--formerly Hughes Space and Communications, Inc.) amended the satellite contract to construct and launch the Company's satellites to implement a revised work timetable, payment schedule to reflect the timing of the receipt of additional funding, and technical modifications. Holdings expects to incur total payment obligations under this contract of approximately $541,300,000, which includes amounts the Company expects to pay pursuant to the exercise of the option to build the ground spare satellite and certain financing costs and in-orbit incentive payments. On June 27, 2000, the Company exercised the option to build the ground spare. As of December 31, 2000, the Company had paid $466,017,000 under the Satellite contract with BSS and had accrued $1,585,000.

 (f) Terrestrial Repeater System Contracts

   In August 1999, the Company signed a contract with LCC International, Inc., a related party, calling for the payments of approximately $115,000,000 for engineering and site preparation. In January 2001, the scope of the contract was amended and the estimated contract value was reduced to $107,500,000. As of December 31, 2000, the Company had paid $50,168,000 under this contract, and accrued an additional $15,141,000. The Company has entered into tower construction agreements with various companies, which will provide certain services which LCC International, Inc. was to provide. The Company also entered into a contract effective October 22, 1999, with Hughes Electronics Corporation for the design, development and manufacture of the terrestrial repeaters. Payments under the contract are expected to be approximately $128,000,000, which could be modified based on the number of terrestrial repeaters that are required for the system. As of December 31, 2000, the Company had paid $15,358,000 under this contract.

 (g) General Motors Distribution Agreement

   The Company has signed a long-term distribution agreement with the OnStar division of General Motors providing for the installation of XM radios in General Motors vehicles. During the term of the agreement, which expires 12 years from the commencement date of the Company's commercial operations, General Motors has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The Company will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-General Motors vehicles that are sold for use in the United States. The Company has significant annual, fixed payment obligations to General Motors for four years following commencement of commercial service. These payments approximate $35,000,000 in the aggregate during this period. Additional annual fixed payment obligations beyond the initial four years of the contract term range from less than $35,000,000 to approximately $130,000,000 through 2009, aggregating approximately $400,000,000. In order to encourage the broad installation of XM radios in General Motors vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to General Motors when the owners of General Motors vehicles with installed XM radios become subscribers for the Company's service. The Company must also share with General Motors a percentage of the subscription revenue attributable to General Motors vehicles with installed XM radios, which percentage increases until there are more than 8 million General Motors

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

vehicles with installed XM radios. The Company will also make available to General Motors bandwidth on the Company's systems. The agreement is subject to renegotiations at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio's (formerly known as CD Radio) service. The agreement is subject to renegotiations if, four years after the commencement of XM Radio's commercial operations and at two-year intervals thereafter GM does not achieve and maintain specified installation levels of General Motors vehicles capable of receiving the Company's service, starting with 1,240,000 units after four years, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. General Motors' exclusivity obligations will discontinue if, four years after the Company commences commercial operations and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market.

 (h) Joint Development Agreement

   On January 12, 1999, Sirius Radio the other holder of an FCC satellite radio license, commenced an action against the Company in the United States District Court for the Southern District of New York, alleging that the Company was infringing or would infringe three patents assigned to Sirius Radio. In its complaint, Sirius Radio sought money damages to the extent the Company manufactured, used or sold any product or method claimed in their patents and injunctive relief. On February 16, 2000, this suit was resolved in accordance with the terms of a joint development agreement between the Company and Sirius Radio and both companies agreed to cross-license their respective property. Each party is obligated to fund one half of the development cost for a unified standard for satellite radios. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. The amounts for these fees or credits will be determined over time by agreement of the parties or by arbitration. The parties have yet to agree on the validity, value, use, importance and available alternatives of their respective technologies. If the parties fail to reach agreement, the fees or credits may be determined through binding arbitration. However, if this agreement is terminated before the value of the license has been determined due to the Company's failure to perform a material covenant or obligation, then this suit could be refiled.

 (i) Sony Warrants

   In February 2000, the Parent issued a warrant to Sony exercisable for shares of the Parent's Class A common stock. The warrant will vest at the time that it attains its millionth customer, and the number of shares underlying the warrant will be determined by the percentage of XM Radios that have a Sony brand name as of the vesting date. If Sony achieves its maximum performance target, it will receive 2 percent of the total number of shares of the Parent's Class A common stock on a fully-diluted basis upon exercise of the warrant. The exercise price of the Sony warrant will equal 105 percent of fair market value of the Class A common stock on the vesting date, determined based upon the 20-day trailing average.

 (j) Sales, Marketing and Distribution Agreements

   The Company has entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, the Company is obligated to provide incentives, subsidies and commissions to other companies that may include fixed payments, per-unit subscriber amounts and revenue sharing arrangements. The amount of these operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                         (A Development Stage Company)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 (k) Leases

   The Company has noncancelable operating leases for office space and terrestrial repeater sites and noncancelable capital leases for equipment that expire over the next ten years. The future minimum lease payments under noncancelable leases as of December 31, 2000 are (in thousands):

                                                              Operating Capital
                                                               leases   leases
                                                              --------- -------
Year ending December 31:
  2001.......................................................  $13,261  $  847
  2002.......................................................   13,665     761
  2003.......................................................   13,986     474
  2004.......................................................   14,230      --
  2005.......................................................   11,041      --
  Thereafter.................................................   22,513      --
                                                               -------  ------
    Total....................................................  $88,696   2,082
                                                               =======
Less amount representing interest............................             (159)
                                                                        ------
Present value of net minimum lease payments..................            1,923
Less current maturities......................................             (556)
                                                                        ------
Long-term obligations........................................           $1,367
                                                                        ======

   Rent expense for 1998, 1999 and 2000 was $231,000, $649,000 and $6,082,000
respectively.

(12) Subsequent Financing (unaudited)

   In March 2001, the Parent completed a follow-on offering of 7,500,000 shares of Class A common stock, which yielded net proceeds of $72.0 million, and a concurrent offering of 7.75% convertible subordinated notes due 2006, convertible into shares of Class A common stock at a conversion price of $12.23 per share, which yielded net proceeds of $120.7 million.

   Independent Auditors' Report on Consolidated Financial Statement Schedule

The Board of Directors
XM Satellite Radio Holdings Inc. and Subsidiaries:

   Under date of February 9, 2001, we reported on the consolidated balance sheets of XM Satellite Radio Holdings Inc. and subsidiaries (a development stage company) as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2000 and for the period from December 15, 1992 (date of inception) to December 31, 2000, which are included in the XM Satellite Radio Holdings Inc. and subsidiaries annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

   In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   The audit report on the consolidated financial statements of XM Satellite Radio Holdings Inc. and subsidiaries referred to above contains an explanatory paragraph that states that the Company has not commenced operations and is dependent upon additional debt or equity financing, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statement schedule included in the registration statement does not include any adjustments that might result from the outcome of this uncertainty.

                                               /s/ KPMG LLP

McLean, VA
February 9, 2001

               XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                 Schedule I--Valuation And Qualifying Accounts
                                 (in thousands)

                                   Charged to    Charged to    Write-Offs/
                          Balance  Costs and  Other Accounts--  Payments/    Balance
Description              January 1  Expenses      Describe        Other    December 31
-----------              --------- ---------- ---------------- ----------- -----------
Year Ended December 31,
 1998
  Deferred Tax Assets--
   Valuation Allowance..  $  746      7,232          --             --       $ 7,978
Year Ended December 31,
 1999
  Deferred Tax Assets--
   Valuation Allowance..  $7,978     (3,159)         --             --       $ 4,819
Year Ended December 31,
 2000
  Deferred Tax Assets--
   Valuation Allowance..  $4,819     20,173          --             --       $24,992

   Independent Auditors' Report on Consolidated Financial Statement Schedule

The Board of Directors
XM Satellite Radio Inc. and Subsidiaries:

   Under date of February 9, 2001, we reported on the consolidated balance sheets of XM Satellite Radio Inc. and subsidiaries (a development stage company) as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 2000 and for the period from December 15, 1992 (date of inception) to December 31, 2000, which are included in the XM Satellite Radio Inc. and subsidiaries annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

   In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   The audit report on the consolidated financial statements of XM Satellite Radio Inc. and subsidiaries referred to above contains an explanatory paragraph that states that the Company has not commenced operations and is dependent upon additional debt or equity financing, which raises substantial doubt about its ability to continue as a going concern. The consolidated financial statement schedule included in the registration statement does not include any adjustments that might result from the outcome of this uncertainty.

                                                /s/ KPMG LLP

McLean, VA
February 9, 2001

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                         (A Development Stage Company)

                       Valuation And Qualifying Accounts
                                 (in thousands)

                                   Charged to    Charged to    Write-Offs/
                          Balance  Costs and  Other Accounts--  Payments/    Balance
Description              January 1  Expenses      Describe        Other    December 31
-----------              --------- ---------- ---------------- ----------- -----------
Year Ended December 31,
 1998
  Deferred Tax Assets--
   Valuation Allowance..  $  538      7,231          --             --       $ 7,769
Year Ended December 31,
 1999
  Deferred Tax Assets--
   Valuation Allowance..  $7,769     (6,179)         --             --       $ 1,590
Year Ended December 31,
 2000
  Deferred Tax Assets--
   Valuation Allowance..  $1,590     20,482          --             --       $22,072