Form 10-Q
period 2001-09-30
XM SATELLITE RADIO INC
filed 2001-11-13
CIK 1116317

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                For The Quarterly Period Ended September 30, 2001


                        XM SATELLITE RADIO HOLDINGS INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

                        Commission file number 000-27441

                       DELAWARE                54-1878819
                       ----------------------------------
         (State or other jurisdiction of    (I.R.S. Employer
         incorporation or organization)     Identification No.)

                            1500 ECKINGTON PLACE, NE
                            WASHINGTON, DC 20002-2194
                            -------------------------
                    (Address of principal executive offices)
                                   (Zip code)

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

Yes    X          No
---------------------------

                             XM SATELLITE RADIO INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)

                      Commission file number    333-39178

                       DELAWARE                52-1805102
                       ----------------------------------
         (State or other jurisdiction of    (I.R.S. Employer
          incorporation or organization)    Identification No.)

                            1500 ECKINGTON PLACE, NE
                            WASHINGTON, DC 20002-2194
                            -------------------------
                    (Address of principal executive offices)
                                   (Zip code)

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

Yes    X          No
---------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

(Class)                                                             (Outstanding as of September 30, 2001)
                        XM SATELLITE RADIO HOLDINGS INC.

CLASS A COMMON STOCK, $0.01 PAR VALUE                                           48,876,036 SHARES
CLASS B COMMON STOCK, $0.01 PAR VALUE                                           13,905,019 SHARES
-------------------------------------

                             XM SATELLITE RADIO INC.
COMMON STOCK, $0.10 PAR VALUE                                                          125 SHARES
                                                     (all of which are issued to XM Satellite Radio Holdings Inc.)

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                                      INDEX

PART I   - FINANCIAL INFORMATION
                                                                                                             Page
Item 1.  Financial Statements

         XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

         Unaudited Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2000 and 2001 and for the period from December 15, 1992
         (date of inception) to September 30, 2001...........................................................  1

         Condensed Consolidated Balance Sheets as of December 31, 2000 and September 30, 2001
         (unaudited).........................................................................................  2

         Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month periods ended
         September 30, 2000 and 2001 and for the period from December 15, 1992 (date of inception)
         to September 30, 2001...............................................................................  3

         Notes to Unaudited Condensed Consolidated Financial Statements......................................  4

         XM SATELLITE RADIO INC. AND SUBSIDIARIES

         Unaudited Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2000 and 2001 and for the period from December 15, 1992
         (date of inception) to September 30, 2001........................................................... 10

         Condensed Consolidated Balance Sheets as of December 31, 2000 and September 30, 2001
         (unaudited)......................................................................................... 11

         Unaudited Condensed Consolidated Statements of Cash Flows for the nine-month periods ended
         September 30, 2000 and 2001 and for the period from December 15, 1992 (date of inception)
         to September 30, 2001............................................................................... 12

         Notes to Unaudited Condensed Consolidated Financial Statements...................................... 13


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............... 18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......................................... 27

PART II - OTHER INFORMATION


                                EXPLANATORY NOTE


This quarterly report is filed jointly by XM Satellite Radio Holdings Inc. ("Holdings") and XM Satellite Radio Inc. ("XM"). XM is a wholly-owned subsidiary of Holdings. Unless the context requires otherwise, the terms "we", "our" and "us" refer to Holdings and its subsidiaries. This report on Form 10-Q contains separate financial statements for each of Holdings and XM. The management's discussion and analysis section has been combined, focusing on the financial condition and results of operations of Holdings but including an explanation of any differences between the companies.

PART I: FINANCIAL INFORMATION

Item 1:     Financial Statements

                    XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                               (A DEVELOPMENT STAGE COMPANY)

                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          Three-Month and Nine-Month Periods ended
                    September 30, 2000 and 2001 and for the period from
                 December 15, 1992 (date of inception) to September 30, 2001

                                                                Three Months ended        Nine Months ended      December 15, 1992
                                                                     September 30,            September 30,   (date of inception) to
                                                                  2000         2001        2000         2001    September 30, 2001
                                                                  ----         ----        ----         ----    ------------------
                                                                        (in thousands, except share data)
Revenue...................................................    $       --   $        1   $       --   $        1      $        1
                                                              ----------   ----------   ----------   ----------      ----------

Operating expenses:
   Research and development...............................        (2,895)      (2,293)      (7,634)      (6,568)        (25,180)
   Professional fees......................................        (5,747)      (3,884)     (16,534)     (12,613)        (51,750)
   General and administrative.............................       (19,467)     (55,938)     (34,766)    (127,152)       (196,876)
                                                              ----------   ----------   ----------   ----------      ----------
Total operating expenses..................................       (28,109)     (62,115)     (58,934)    (146,333)       (273,806)
                                                              ----------   ----------   ----------   ----------      ----------

     Operating loss.......................................       (28,109)     (62,114)     (58,934)    (146,332)       (273,805)
Other income (expense):
   Interest income (expense), net.........................         8,049       (2,868)      21,046        5,924          26,803
                                                              ----------   ----------   ----------   ----------      ----------

     Net loss.............................................    $  (20,060)  $  (64,982)  $  (37,888)  $ (140,408)     $ (247,002)
                                                              ==========   ==========   ==========   ==========      ==========

Preferred stock dividend requirement......................        (5,781)      (5,788)      (9,424)     (17,365)
Series B convertible redeemable preferred stock deemed
     dividend.............................................       (11,211)          --      (11,211)          --
Series C convertible redeemable preferred stock beneficial
     conversion ..........................................      (123,043)          --     (123,043)          --
                                                              ----------   ----------   ----------   ----------
Net loss attributable to common stockholders..............    $ (160,095)  $  (70,770)  $ (181,566)  $ (157,773)
                                                              ==========   ==========   ==========   ==========


Net loss per share:
   Basic and diluted......................................    $    (3.26)   $   (1.14)  $    (3.76)  $    (2.65)
                                                              ==========    =========    =========   ==========
Weighted average shares used in computing net loss per
  share:
   Basic and diluted......................................    49,134,381   61,837,755   48,350,090   59,472,304
                                                              ==========   ==========   ==========   ==========


See accompanying notes to unaudited condensed consolidated financial statements.

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    December 31, 2000 and September 30, 2001

                                                                                     December 31,   September 30,
                                                                                         2000           2001
                                                                                         ----           ----
                                                                                                     (unaudited)
                                                                                            (in thousands)
ASSETS
Current assets:
  Cash and cash equivalents ......................................................   $   224,903    $   129,579
  Restricted investments .........................................................        45,585         44,084
  Prepaid and other current assets ...............................................         8,815         16,164
                                                                                     -----------    -----------

    Total current assets .........................................................       279,303        189,827

Other assets:
  Restricted investments, net of current portion .................................       115,581         32,708
  System under construction ......................................................       805,563        274,594
  Property and equipment, net ....................................................        59,505        841,632
  Goodwill and intangibles, net ..................................................        24,001         22,973
  Other assets, net ..............................................................         9,265         14,977
                                                                                     -----------    -----------

    Total assets .................................................................   $ 1,293,218    $ 1,376,711
                                                                                     ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................................................   $    47,159    $    40,859
  Accrued expenses ...............................................................         4,030          8,800
  Due to related parties .........................................................            63             63
  Accrued interest ...............................................................        13,397          2,632
  Royalty payable ................................................................         2,565          3,165
                                                                                     -----------    -----------

    Total current liabilities ....................................................        67,214         55,519

Senior secured notes .............................................................       261,298        263,492
Convertible subordinated notes ...................................................            --         79,057
Mortgage payable, net of current portion .........................................            --         28,620
Royalty payable, net of current portion ..........................................         2,600          2,000
Capital lease, net of current portion ............................................         1,367          3,964
Other non-current liabilities ....................................................         4,787          1,768
                                                                                     -----------    -----------

    Total liabilities ............................................................       337,266        434,420
                                                                                     -----------    -----------
Stockholders' equity:
  Series A convertible preferred stock, par value $0.01 (liquidation preference of $102,688,000 at December 31, 2000 and September 30, 2001 (unaudited));
    15,000,000 shares authorized, 10,786,504 shares issued and outstanding at
    December 31, 2000 and September 30, 2001 (unaudited) .........................           108            108
  Series B convertible redeemable preferred stock, par value $0.01 (liquidation preference of $43,364,000 at December 31, 2000 and September 30, 2001
    (unaudited)); 3,000,000 shares authorized, 867,289 shares issued and
    outstanding at December 31, 2000 and September 30, 2001 (unaudited) ..........             9              9
  Series C convertible redeemable preferred stock, par value $0.01 (liquidation preference of $244,277,000 and $258,818,000 at December 31, 2000 and
    September 30, 2001 (unaudited), respectively); 250,000 shares authorized,
    235,000 shares issued and outstanding at December 31, 2000 and September 30,
    2001 unaudited) ..............................................................             2              2
  Class A common stock, par value $0.01; 180,000,000 shares authorized,
    34,073,994 shares and 48,876,036 shares issued and outstanding at
    December 31, 2000, and September 30, 2001 (unaudited), respectively ..........           341            489
  Class B common stock, par value $0.01; 30,000,000 shares authorized,
    16,557,262 and 13,905,019 shares issued and outstanding at December 31,
    2000 and September 30, 2001 (unaudited), respectively ........................           166            139
  Class C common stock, par value $0.01; 30,000,000 shares authorized, no shares
    issued and outstanding at December 31, 2000 and September 30, 2001 (unaudited)            --             --
  Additional paid-in capital .....................................................     1,061,921      1,188,546
  Deficit accumulated during development stage ...................................      (106,595)      (247,002)
                                                                                     -----------    -----------

     Total stockholders' equity ..................................................       955,952        942,291
                                                                                     -----------    -----------

Commitments and contingencies
     Total liabilities and stockholders' equity ..................................   $ 1,293,218    $ 1,376,711
                                                                                     ===========    ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine-Month Periods ended September 30, 2000 and 2001
                              and for the period from
              December 15, 1992 (date of inception) to September 30, 2001

                                                                                   Nine Months ended         December 15, 1992
                                                                                      September 30,        (date of inception) to
                                                                                   2000           2001       September 30, 2001
                                                                                   ----           ----       ------------------
                                                                                                  (in thousands)
Cash flows from operating activities:
  Net loss ................................................................   $   (37,888)   $  (140,408)        $  (247,002)
  Adjustments to reconcile net loss to net
   Cash used in operating activities:
   Depreciation and amortization ..........................................         2,004         20,896              25,832
   Amortization of deferred financing fees ................................            --             --                 972
   Non-cash stock compensation ............................................         8,264          2,824               9,778
   Non-cash charge for beneficial conversion feature of note issued to
    related party .........................................................            --             --               5,520
   Changes in operating assets and liabilities:
     Increase in prepaid and other current assets .........................          (347)        (7,349)            (16,164)
     Increase in other assets .............................................            --             --              (1,105)
     Increase (decrease) in accounts payable and accrued expenses .........        13,489         (4,395)             28,253
     Increase (decrease) in accrued interest ..............................            --         (4,270)              9,127
     Increase in amounts due to related parties ...........................             4             --                  63
                                                                              -----------    -----------         -----------

     Net cash used in operating activities ................................       (14,474)      (132,702)           (184,726)
                                                                              -----------    -----------         -----------

Cash flows from investing activities:
  Purchase of property and equipment ......................................       (36,651)       (47,383)            (97,143)
  Additions to system under construction ..................................      (347,134)      (140,896)           (946,961)
  Net purchase/maturity of short-term investments .........................        69,472           --                  --
  Purchase/maturity of restricted investments .............................      (104,637)        41,326             (65,010)
  Other investing activities ..............................................       (55,122)       (37,417)            (16,490)
                                                                              -----------    -----------         -----------

     Net cash used in investing activities ................................      (474,072)      (184,370)         (1,125,604)
                                                                              -----------    -----------         -----------

Cash flows from financing activities:
  Proceeds from sale of common stock and capital contribution .............       133,148         72,931             329,744
  Proceeds from issuance of Series B convertible redeemable preferred
   stock...................................................................        96,499             --              96,472
  Proceeds from issuance of convertible notes payable to related party ....            --             --             157,866
  Proceeds from issuance of options .......................................            --             --               1,500
  Proceeds from issuance of Series A convertible preferred stock ..........            --             --             250,000
  Proceeds from issuance of 14% senior secured notes and warrants .........       322,898             --             322,889
  Proceeds from issuance of Series C convertible redeemable preferred
   stock...................................................................       206,379             --             226,822
  Proceeds from issuance of 7.75% convertible subordinated notes ..........            --        125,000             125,000
  Proceeds from mortgage on corporate facility ............................            --         29,000              29,000
  Repayments of loans payable to related party ............................            --             --             (75,000)
  Payments for deferred financing costs ...................................        (8,365)        (5,183)            (24,384)
                                                                              -----------    -----------         -----------

     Net cash provided by financing activities ............................       750,559        221,748           1,439,909
                                                                              -----------    -----------         -----------

     Net increase (decrease) in cash and cash equivalents .................       262,013        (95,324)            129,579

Cash and cash equivalents at beginning of period ..........................        50,698        224,903                  --
                                                                              -----------    -----------         -----------

Cash and cash equivalents at end of period ................................   $   312,711    $   129,579         $   129,579
                                                                              ===========    ===========         ===========

Supplemental cash flow disclosure:
  Increase in FCC license, goodwill and intangibles .......................   $        --    $        --         $    51,624
  Liabilities exchanged for convertible note to related party .............            --             --              81,676
  Non-cash capitalized interest ...........................................         6,019          3,987              35,717
  Accrued system milestone payments .......................................        32,052         29,012              29,012
  Systems under construction placed into service ..........................            --        756,653             760,972
  Property acquired through capital lease .................................         1,250          4,448               6,646
  Conversion of debt to equity ............................................            --             --             353,315
  Incentivized conversion of convertible notes ............................            --         52,438              52,438
  Use of deposit/escrow for terrestrial repeater contracts ................         3,422         77,029                  --
  Cash paid for interest, net of capitalized interest .....................            --         11,521                  --


See accompanying notes to unaudited condensed consolidated financial statements.

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION AND BUSINESS

XM Satellite Radio Inc. ("XM") was incorporated on December 15, 1992 in the State of Delaware as a wholly owned subsidiary of Motient Corporation ("Motient"), formerly American Mobile Satellite Corporation, for the purpose of procuring a digital audio radio service ("DARS") license from the Federal Communications Commission ("FCC"). Business activity for the period from December 15, 1992 through December 31, 1996 was insignificant. On May 16, 1997, Motient and WorldSpace, Inc. ("WSI") formed XM Satellite Radio Holdings Inc. ("Holdings" or the "Company") as a holding company for XM in connection with the construction, launch and operation of a domestic communications satellite system for the provision of DARS. Motient and WSI exchanged their respective interests in XM for equivalent interests in Holdings, which had no assets, liabilities or operations prior to the transaction.

(2)  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of XM Satellite Radio Holdings Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. Holdings' management has devoted its time to the planning and organization of the Company, obtaining its DARS license, conducting research and development programs, conducting market research, constructing the satellite and terrestrial repeater systems, securing manufacturers for its radios and obtaining retail distribution channels, securing content, securing adequate debt and equity capital for anticipated operations and growth and addressing regulatory matters. The Company's satellites, "Rock" and "Roll", were successfully launched into their geosynchronous orbits on March 18, 2001 and May 8, 2001, respectively. Holdings accepted in-orbit delivery of the satellites from Boeing Satellite Systems International, Inc. ("BSS" - formerly Hughes Space and Communications, Inc.) on May 15, 2001 for "Rock" and June 28, 2001 for "Roll". The Company became the first digital satellite radio service in the United States on September 25, 2001 when it commenced commercial operations in the lead markets of Dallas, Texas and San Diego, California as part of its national rollout. On October 18, 2001, the Company continued its national rollout as it launched service in the southern half of the United States. On November 12, 2001, the Company announced that it has expanded its launch nationwide.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of XM Satellite Radio Holdings Inc. and its subsidiaries, as of September 30, 2001, and the results of operations for the three-month and nine-month periods ended September 30, 2000 and 2001 and for the period from December 15, 1992 (date of inception) through September 30, 2001 and the cash flows for the nine-month period ended September 30, 2000 and 2001 and the period from December 15, 1992 (date of inception) through September 30, 2001. The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited financial statements included in its filings with the Securities and Exchange Commission.

(3)      REVENUE RECOGNITION

The Company derives subscriber revenue from the provision of satellite-based digital radio service over 100 channels from its Boeing 702 satellites "Rock" and "Roll", as supplemented by its terrestrial repeater network. Subscriber revenue, which is generally billed in advance, consists of fixed charges for service, which are recognized as the service is provided and through one-time non-refundable activation fees that are recognized ratably over the expected life of the customer relationship. Direct activation costs are expensed as incurred.

(4)  NET INCOME (LOSS) PER SHARE

Holdings computes net income (loss) per share in accordance with SFAS No. 128, EARNINGS PER SHARE and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders (after deducting preferred dividend requirements) for the period by the weighted average number of common shares outstanding

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


during the period. Diluted net income (loss) available per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Holdings has presented historical basic and diluted net income (loss) per share in accordance with SFAS No. 128. As the Company had a net loss in each of the periods presented, basic and diluted net income (loss) per share are the same.

(5)  RESTRICTED INVESTMENTS

Restricted investments consist of fixed income securities and are stated at amortized cost plus accrued interest income. Holdings classifies restricted investments that will be used for operating commitments within the next twelve months as current assets and those restricted investments that will be used for either the construction of assets or to secure lease commitments as non-current assets. The securities included in restricted investments are $65.0 million of US Treasury strips restricted to provide for the remaining three of the first six scheduled interest payments on XM's 14 percent senior secured notes due 2010, which are classified as held-to-maturity securities under the provisions of SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, $9.4 million in money market funds for scheduled milestone payments under the Hughes Electronics Corporation contract and $2.4 million in certificates of deposit to collateralize letters of credit required by facility leases and other secured credits. The third interest payment on XM's 14 percent senior secured notes of $22.75 million was paid on September 15, 2001.

(6) SYSTEM UNDER CONSTRUCTION AND PROPERTY AND EQUIPMENT

In developing the XM Radio system, costs related to the project have been capitalized to the extent that they have future benefits. During the nine-month period ended September 30, 2001, the Company placed its Boeing 702 satellites "Rock" and "Roll" into service as well as its DARS license, ground systems/spacecraft control facilities and related computer systems, a portion of its terrestrial repeater network, and most of its broadcast facilities through transferring $756,653,000 from system under construction to property and equipment. As of September 30, 2001, amounts recorded as system under construction relate to costs incurred in constructing a ground spare satellite, and completing the Company's broadcast facilities and terrestrial repeater network. Depreciation and amortization of the Company's property and equipment are calculated using the straight-line method over the following estimated useful lives:

                DARS license and satellite system......17.5 years
                Terrestrial system.....................5-10 years
                Spacecraft control facilities..........10-15 years
                Broadcast facilities...................3-7 years
                Computer systems ......................3-5 years
                Building.............................. 20 years
                Furniture and fixtures ................3-7 years
                Leasehold improvements ................Remaining lease term


Depreciation of "Rock" and "Roll," commenced in May and June 2001, respectively. Amortization of the DARS license and depreciation of the ground systems/spacecraft control facilities and related computer systems commenced on September 25, 2001. Depreciation of the broadcast facilities and the terrestrial repeaters commence as they are placed in service.

In July 2001, Holdings received notification from BSS that the expected life of its satellites was extended due to the accuracy of the respective launches, which used less fuel than anticipated. Holdings, therefore, changed the useful life estimate for the satellite system and the DARS license from 15 years to
17.5 years.

During September 2001, Holdings, along with other Boeing 702 satellite users, was advised of a potential long-term anomaly in the solar array output power on 702 class satellites. At the present time, the output power of both the Company's satellites' solar arrays are above specifications and, based on BSS' projections from available data, should not fall below specification before the latter half of the decade. The Company anticipates the solar array situation will have no material impact on the quality of its service, conduct of business or cost of operation, but could result in an earlier than expected replacement of its satellites in order to maintain acceptable power output

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


levels and service quality. Management continues to monitor this situation and expects to have more fully evaluated the impact by the second quarter of 2002.

(7) DEBT

   (a)   7.75 PERCENT CONVERTIBLE SUBORDINATED NOTES DUE 2006

   On March 6, 2001, Holdings closed a public offering of $125.0 million of its
   7.75 percent convertible subordinated notes due 2006, which yielded net proceeds of $120.7 million. The subordinated notes are convertible into shares of Holdings' Class A common stock at a conversion price of $12.23 per share. The first interest payment on the 7.75 percent convertible subordinated notes of $3.0 million was paid on September 4, 2001.

   In July and August, 2001, the holders of the 7.75 percent convertible subordinated notes exchanged $45.9 million of notes for 4,194,272 shares of Holdings' Class A common stock. The current outstanding value of the convertible subordinated notes is $79.1 million. The Company incurred a one-time charge to interest for the incentivized conversion of $6.5 million.

   (b)   MORTGAGE PAYABLE

   On August 24, 2001, the Company entered into a loan and security agreement with a lender that provided Holdings with $29.0 million to purchase its corporate headquarters and incurred $0.5 million in financing costs associated with the transaction. The loan bears interest at 8 percent until it adjusts on March 1, 2002 to the six month LIBOR rate plus 3.5 percent. The interest rate will then be adjusted every six months and may not exceed the ceiling rate of 14 percent or the floor rate of 8 percent. The loan will mature on September 1, 2006. Holdings used the proceeds along with $5 million to purchase its corporate headquarters for $34 million and incurred $0.8 million in closing costs on the transaction.

(8) EQUITY

   (a)   APPROVAL FOR CHANGE OF CONTROL

   On July 14, 2000, Holdings filed an application with the FCC to allow Holdings to transfer its control from Motient to a diffuse group of owners, none of whom will have controlling interest. On December 22, 2000, the application was approved by the FCC.

   On January 12, 2001, Motient converted 2,652,243 shares of the Company's Class B common stock into Class A common stock on a one-for-one basis. During the three-month period ended March 31, 2001, Motient sold 2,000,000 shares of Class A common stock.

   On May 14, 2001, Motient signed a definitive merger agreement with Rare Medium Group, Inc. ("RMG") through which Motient proposed to acquire 100% of the ownership of RMG. The agreement called for Motient to transfer 9,000,000 shares of Holdings' Class A common stock to certain shareholders of RMG. On October 1, 2001, the merger transaction was terminated.

   On October 12, 2001, Motient transferred 5,000,000 shares of Holdings' Class A common stock to RMG in partial satisfaction of notes issued by Motient to RMG. Immediately prior to the transfer, Motient converted 4,147,757 shares of Holdings' Class B common stock into an equal number of shares of Holdings' Class A common stock. After this transfer of 5,000,000 shares of Holdings' Class A common stock, Motient's voting percentage of the outstanding stock in the Company was reduced to 29.9 percent.

   (b)   STOCK DIVIDENDS ON SERIES B CONVERTIBLE REDEEMABLE PREFERRED STOCK

   On August 1, 2001, Holdings paid its regular quarterly dividend on its 8.25% Series B convertible redeemable preferred stock. The dividend was paid in shares of Class A common stock and 63,934 shares of Class A common stock were issued to the holders of record on July 20, 2001. The net loss attributable to common stockholders

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


   reflects the accrual and payment of the dividends to the preferred stockholders as of September 30, 2001.

   On October 5, 2001, Holdings announced its regular quarterly dividend on its 8.25% Series B convertible redeemable preferred stock, which was paid on November 1, 2001. The dividend was paid in shares of Class A common stock and 167,878 shares of Class A common stock were issued to the holders of record on October 22, 2001. The net loss attributable to common stockholders reflects the accrual of the dividends to the preferred stockholders as of September 30, 2001.

   In addition, the Company paid the quarterly dividends on the 8.25 percent Series B convertible redeemable preferred stock on February 1, 2001 and May 1, 2001 by issuing 59,269 and 178,099 shares of Class A common stock to the respective holders of record on January 22, 2001 and April 20, 2001, respectively.

   (c)   CLASS A COMMON STOCK OFFERING

   On March 6, 2001, Holdings completed a follow-on offering of 7,500,000 shares of its Class A common stock, which yielded net proceeds of $72.0 million. The closing of the offerings of $125.0 million of 7.75 percent convertible subordinated notes and 7,500,000 shares of Class A common stock caused the conversion price of the Series C preferred stock to be adjusted from $26.50 to $22.93, the exercise price of the warrants sold in March 2000 to be adjusted to $45.27 and the number of warrant shares to be increased to
   8.776003 per warrant.

   (d) EXCHANGE OF 7.75 PERCENT CONVERTIBLE SUBORDINATED NOTES FOR CLASS A COMMON STOCK

   In July and August, 2001, holders of the Company's 7.75 percent convertible subordinated notes exchanged $45.9 million of notes for 4,194,272 shares of Holdings' Class A common stock. The issuance of the 4,194,272 shares of Holdings' Class A common stock caused the conversion price of the Series C preferred stock to be adjusted from $22.93 to $22.72.

(9)  RECLASSIFICATIONS

   Certain amounts in the prior period's financial statements have been reclassified to conform to the current period presentation.

(10)  COMMITMENTS AND CONTINGENCIES

   (a)   DARS LICENSE

   The FCC has established certain system development milestones that must be met for Holdings to maintain its DARS license to operate the system. Holdings believes that it has completed the system development as planned and in accordance with the FCC milestones.

   (b)   APPLICATION FOR REVIEW OF DARS LICENSE

   One of the losing bidders for the DARS licenses filed an Application for Review by the full FCC of the Licensing Order which granted Holdings its DARS license. The Application for Review alleges that WSI had effectively taken control of Holdings without FCC approval. The FCC or the U.S. Court of Appeals has the authority to overturn the award of the DARS license should they rule in favor of the losing bidder. Although the Company believes that its right to the DARS license will withstand the challenge as WSI is no longer a stockholder in Holdings, no prediction of the outcome of this challenge can be made with any certainty.

   (c)   TECHNICAL SERVICES

   Effective January 1, 1998, Holdings entered into agreements with Motient and WorldSpace Management Corporation ("WorldSpace MC"), an affiliate of WSI, in which Motient and WorldSpace MC would provide technical support in areas related to the development of a DARS system. Payments for services provided under these agreements are made based on negotiated hourly rates. These agreements may be terminated by the parties

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


   on or after the date of the commencement of commercial operation following the launch of Holdings' first satellite. There are no minimum services purchase requirements. Holdings incurred costs of $63,000 and $66,000 under its agreement with Motient and no costs were incurred under its agreement with WorldSpace MC during the quarters ended September 30, 2001 and 2000, respectively. Holdings incurred costs of $1,188,000 under its agreement with Motient and $5,317,000 in costs were incurred under its agreement with WorldSpace MC from December 15, 1992 (date of inception) through September 30, 2001.

   (d)   TECHNOLOGY LICENSES

   Effective January 1, 1998, XM entered into a technology licensing agreement with Motient and WorldSpace MC by which as compensation for certain licensed technology then under development to be used in the XM Radio system, XM will pay up to $14,300,000 to WorldSpace MC over a ten-year period. As of September 30, 2001, XM incurred costs of $6,696,000 payable to WorldSpace MC. Any additional amounts to be incurred under this agreement are dependent upon further development of the technology, which is at XM's option. No liability exists to Motient or WorldSpace MC should such further developments prove unsuccessful. XM maintains an accrual of $5,302,000 payable to WorldSpace MC, for quarterly royalty payments to be made.

   (e)   SATELLITE CONTRACT

   During the first half of 1999, Holdings and BSS amended the satellite contract to construct and launch Holdings' satellites to implement a revised work timetable, payment schedule to reflect the timing of the receipt of additional funding, and technical modifications. Holdings expects to incur total payment obligations under this contract of approximately $541,300,000, which includes amounts Holdings expects to pay pursuant to the exercise of the option to build the ground spare satellite and certain financing costs and in-orbit incentive payments. On June 27, 2000, Holdings exercised the option to build the ground spare. As of September 30, 2001, Holdings had paid $470,224,000 under the Satellite contract with BSS.

   (f)   TERRESTRIAL REPEATER SYSTEM CONTRACTS

   In August 1999, Holdings signed a contract with LCC International, Inc., a related party, calling for payments of approximately $115,000,000 for engineering and site preparation for the terrestrial repeater system. In January 2001, the contract was amended and the estimated contract value was reduced to $107,500,000. As of September 30, 2001, Holdings has paid $97,238,000 under this contract, and accrued an additional $16,671,000. Holdings has entered into tower construction agreements with various companies, which will provide certain services that LCC International, Inc. was to provide. Holdings also entered into a contract effective October 22, 1999, with Hughes Electronics Corporation for the design, development and manufacture of the terrestrial repeaters. Payments under this contract are expected to be approximately $128,000,000. As of September 30, 2001, Holdings had paid $89,490,000 under this contract and accrued an additional $2,538,000.

   (g)   GENERAL MOTORS DISTRIBUTION AGREEMENT

   Holdings has signed a long-term distribution agreement with the OnStar division of General Motors providing for the installation of XM radios in General Motors vehicles. During the term of the agreement, which expires 12 years from September 25, 2001 (commencement of Holdings' commercial operations), General Motors has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. Holdings will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-General Motors vehicles that are sold for use in the United States. Holdings has significant annual, fixed payment obligations to General Motors for four years following commencement of commercial service. These payments approximate $35,000,000 in the aggregate during this period. Additional annual fixed payment obligations beyond the initial four years of the contract term range from less than $35,000,000 to approximately $130,000,000 through 2009, aggregating approximately $400,000,000. In order to encourage the broad installation of XM radios in General Motors vehicles, Holdings has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to General Motors when the owners of General Motors vehicles with installed XM radios become subscribers for Holdings' service. Holdings must also share with General Motors a percentage of the subscription revenue attributable to General Motors vehicles with installed XM radios, which percentage increases until there are more than 8 million General Motors vehicles with installed XM radios.

                XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


   Holdings will also make available to General Motors bandwidth on XM's systems. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio's service. The agreement is subject to renegotiation if, four years after September 25, 2001 and at two-year intervals thereafter, General Motors does not achieve and maintain specified installation levels of General Motors vehicles capable of receiving Holdings' service, starting with 1,240,000 units after four years, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiation. General Motors' exclusivity obligations will discontinue if, four years after Holdings commences commercial operations and at two-year intervals thereafter, Holdings fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market.

   (h)   SONY WARRANT

   In February 2000, Holdings issued a warrant to Sony exercisable for shares of Holdings' Class A common stock. The warrant will vest at the time that Holdings attains its millionth customer, and the number of shares underlying the warrant will be determined by the percentage of XM Radios that have a Sony brand name as of the vesting date. If Sony achieves its maximum performance target, it will receive 2 percent of the total number of shares of Holdings' Class A common stock on a fully-diluted basis upon exercise of the warrant. The exercise price of the Sony warrant will equal 105 percent of fair market value of the Class A common stock on the vesting date, determined based upon the 20-day trailing average.

   (i)   JOINT DEVELOPMENT AGREEMENT

   On January 12, 1999, Sirius Radio, the other holder of an FCC satellite radio license, commenced an action against Holdings in the United States District Court for the Southern District of New York, alleging that Holdings was infringing or would infringe three patents assigned to Sirius Radio. In its complaint, Sirius Radio sought money damages to the extent Holdings manufactured, used or sold any product or method claimed in their patents and injunctive relief. On February 16, 2000, this suit was resolved in accordance with the terms of a joint development agreement between Holdings and Sirius Radio and both companies agreed to cross-license their respective property. Each party is obligated to fund one half of the development cost for a unified standard for satellite radios. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. The amounts for these fees or credits will be determined over time by agreement of the parties or by arbitration. The parties have yet to agree on the validity, value, use, importance, and available alternatives of their respective technologies. If the parties fail to reach agreement, the fees or credits may be determined through binding arbitration. The companies have agreed to seek arbitration to resolve issues with respect to certain existing technology. If this agreement is terminated before the value of the license has been determined due to Holdings' failure to perform a material covenant or obligation, then this suit could be refiled.

   (j)   SALES, MARKETING, DISTRIBUTION AND PROGRAMMING AGREEMENTS

   Holdings has entered into various joint sales, marketing, distribution and programming agreements. Under the terms of these agreements, the Company is obligated to provide incentives, subsidies and commissions to other companies that may include fixed payments, per-unit subscriber amounts and revenue sharing arrangements. The amount of these operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial.

   (k)   FINANCING PACKAGE

   The Company is negotiating the terms and conditions of a $66 million financing package with The Boeing Company that is expected to include the deferral of $31 million of future payments and the establishment of $35 million in debt financing.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  Three-Month and Nine-Month Periods ended
                         September 30, 2000 and 2001
                  and for the period from December 15, 1992
                  (date of inception) to September 30, 2001


                                                                 Three Months ended         Nine Months ended    December 15, 1992
                                                                    September 30,             September 30,   (date of inception) to
                                                                 2000          2001         2000        2001    September 30, 2001
                                                                 ----          ----         ----        ----    ------------------
                                                                                (in thousands, except share data)
Revenue...................................................     $     --     $      1     $     --     $      1        $       1
                                                               --------     --------     --------     --------        ---------
Operating expenses:
   Research and development...............................       (2,895)      (2,293)      (7,634)      (6,568)        (25,180)
   Professional fees......................................       (5,747)      (3,884)     (16,460)     (12,613)        (51,644)
   General and administrative.............................      (19,460)     (56,110)     (34,696)    (127,166)       (196,623)
                                                              ----------   ----------    ---------   ----------      ----------

     Total operating expenses.............................      (28,102)     (62,287)     (58,790)    (146,347)       (273,447)
                                                              ----------   ----------   ----------   ----------      ----------

     Operating loss.......................................      (28,102)     (62,286)     (58,790)    (146,346)       (273,446)
Other income (expense):
    Interest income (expense), net........................        7,680       (2,121)      20,664        6,271          33,902
                                                              ----------   ----------   ----------   ----------      ----------

     Net loss.............................................    $ (20,422)   $ (64,407)   $ (38,126)   $(140,075)      $(239,544)
                                                              ==========   ==========   ==========   ==========      ==========



See accompanying notes to unaudited condensed consolidated financial statements.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    December 31, 2000 and September 30, 2001


                                                                                  December 31,    September 30,
                                                                                      2000            2001
                                                                                      ----            ----
                                                                                                   (unaudited)
                                                                                           (in thousands)
ASSETS
Current assets:
   Cash and cash equivalents ...................................................   $   203,191    $   122,067
   Restricted investments ......................................................        45,585         44,084
   Prepaid and other current assets ............................................         8,815         15,943
                                                                                   -----------    -----------

     Total current assets ......................................................       257,591        182,094
Other assets:
   Restricted investments, net of current portion ..............................       115,581         30,409
   System under construction ...................................................       776,706        269,890
   Property and equipment, net .................................................        59,505        812,064
   Goodwill and intangibles, net ...............................................        24,001         22,973
   Other assets, net ...........................................................         9,133         12,236
                                                                                   -----------    -----------

     Total assets ..............................................................   $ 1,242,517    $ 1,329,666
                                                                                   ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable ............................................................   $    47,072    $    40,517
   Accrued expenses ............................................................         4,021          8,986
   Accrued interest ............................................................        13,397          2,121
   Royalty payable .............................................................         2,565          3,165
                                                                                   -----------    -----------
     Total current liabilities .................................................        67,055         54,789

Senior secured notes ...........................................................       261,298        263,492
Royalty payable, net of current portion ........................................         2,600          2,000
Capital lease, net of current portion ..........................................         1,367          3,964
Other non-current liabilities ..................................................         4,787          6,409
                                                                                   -----------    -----------

     Total liabilities .........................................................       337,107        330,654
                                                                                   -----------    -----------


Stockholder's equity:
   Common stock, par value $0.10; 3,000 shares authorized, 125 shares issued and
   outstanding .................................................................            --             --
   Additional paid-in capital ..................................................     1,004,879      1,238,556
   Deficit accumulated during development stage ................................       (99,469)      (239,544)
                                                                                   -----------    -----------

     Total stockholder's equity ................................................       905,410        999,012
                                                                                   -----------    -----------

Commitments and contingencies
     Total liabilities and stockholder's equity ................................   $ 1,242,517    $ 1,329,666
                                                                                   ===========    ===========


See accompanying notes to unaudited condensed consolidated financial statements.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine-Month Periods ended September 30, 2000 and 2001 and for the period from
           December 15, 1992 (date of inception) to September 30, 2001

                                                                   Nine Months ended     December 15, 1992
                                                                     September 30,     (date of inception) to
                                                                  2000          2001     September 30, 2001
                                                                  ----          ----     ------------------
                                                                           (in thousands)
Cash flows from operating activities:
  Net loss ...............................................   $   (38,126)   $  (140,075)   $  (239,544)
  Adjustments to reconcile net loss to net
    Cash used in operating activities:
    Depreciation and amortization ........................         2,004         20,760         25,697
    Non-cash stock compensation ..........................         8,264          2,824          9,778
    Changes in operating assets and liabilities:
       Increase in prepaid and other current assets ......          (347)        (7,128)       (15,943)
       Increase in other assets ..........................           (29)            --         (1,313)
       Increase (decrease) in accrued interest ...........            --        (11,276)         2,121
       Increase in accounts payable and accrued
          expenses .......................................        13,480            566         30,659
                                                             -----------    -----------    -----------

      Net cash used in operating activities ..............       (14,754)      (134,329)      (188,545)
                                                             -----------    -----------    -----------


Cash flows from investing activities:
   Purchase of property and equipment ....................       (36,651)       (12,093)       (61,546)
   Additions to system under construction ................      (347,134)      (140,896)      (946,961)
   Net purchase/maturity of short-term investments .......        69,472             --             --
   Purchase/maturity of restricted investments ...........      (104,637)        41,326        (65,010)
   Other investing activities ............................       (55,122)       (35,113)       (12,914)
                                                             -----------    -----------    -----------

    Net cash used in investing activities ................      (474,072)      (146,776)    (1,086,431)
                                                             -----------    -----------    -----------


Cash flows from financing activities:
    Proceeds from sale of securities and
     capital contribution from Holdings ..................       499,609        199,380      1,146,147
   Proceeds from issuance of options .....................            --            966            500
   Proceeds from issuance of 14% senior secured notes ....       259,254             --        259,254
   Payments for deferred financing costs .................        (8,365)          (365)        (8,858)
                                                             -----------    -----------    -----------

    Net cash provided by financing activities ............       750,498        199,981      1,397,043
                                                             -----------    -----------    -----------

    Net increase (decrease) in cash and cash equivalents .       261,672        (81,124)       122,067

Cash and cash equivalents at beginning of period .........        49,630        203,191             --
                                                             -----------    -----------    -----------

Cash and cash equivalents at end of period ...............   $   311,302    $   122,067    $   122,067
                                                             ===========    ===========    ===========

Supplemental cash flow disclosure:
  Increase in DARS license, goodwill and intangibles .....   $        --    $        --    $    51,624
  Contribution of fixed assets from Parent ...............            --         30,507         30,507
  Non-cash capitalized interest ..........................         6,019          3,219          6,400
  Accrued system milestone payments ......................        32,052         29,012         29,012
  Systems under construction placed into service .........            --        730,550        731,418
  Property acquired through capital lease ................         1,250          4,448          6,646
  Use of deposit/escrow for terrestrial repeater contracts         3,422         77,029             --
  Cash paid for interest, net of capitalized interest ....            --         12,703          3,812



See accompanying notes to unaudited condensed consolidated financial statements.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)  ORGANIZATION AND BUSINESS

XM Satellite Radio Inc. ("XM") was incorporated on December 15, 1992 in the State of Delaware as a wholly owned subsidiary of Motient Corporation ("Motient"), formerly American Mobile Satellite Corporation, for the purpose of procuring a digital audio radio service ("DARS") license from the Federal Communications Commission ("FCC"). Business activity for the period from December 15, 1992 through December 31, 1996 was insignificant. On May 16, 1997, Motient and WorldSpace, Inc. ("WSI") formed XM Satellite Radio Holdings Inc. ("Holdings") as a holding company for XM in connection with the construction, launch and operation of a domestic communications satellite system for the provision of DARS. Motient and WSI exchanged their respective interests in XM for equivalent interests in Holdings, which had no assets, liabilities or operations prior to the transaction.

(2)  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of XM Satellite Radio Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. XM's management has devoted substantially all of its time to the planning and organization of XM, obtaining its DARS license, conducting research and development programs, conducting market research, constructing the satellite and terrestrial repeater systems, securing manufacturers for its radios and obtaining retail distribution channels, securing content, securing adequate debt and equity capital for anticipated operations and growth and addressing regulatory matters. XM's satellites, "Rock" and "Roll", were successfully launched into their geosynchronous orbits on March 18, 2001 and May 8, 2001, respectively. XM accepted in-orbit delivery of the satellites from Boeing Satellite Systems International, Inc. ("BSS" - formerly Hughes Space and Communications, Inc.) on May 15, 2001 for "Rock" and June 28, 2001 for "Roll". XM became the first digital satellite radio service in the United States on September 25, 2001, when it commenced commercial operations in the lead markets of Dallas, Texas and San Diego, California as part of its national rollout. On October 18, 2001, XM continued its national rollout as it launched service in the southern half of the United States. On November 12, 2001, XM announced that it has expanded its launch nationwide.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of XM Satellite Radio Inc. and its subsidiaries, as of September 30, 2001, and the results of operations for the nine-month periods ended September 30, 2000 and 2001 and for the period from December 15, 1992 (date of inception) through September 30, 2001 and the cash flows for the nine-month periods ended September 30, 2000 and 2001 and the period from December 15, 1992 (date of inception) through September 30, 2001. The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures. The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements of XM included in XM's filings with the Securities and Exchange Commission.

(3) REVENUE RECOGNITION

XM derives subscriber revenue from the provision of satellite-based digital radio service over 100 channels from its Boeing 702 satellites "Rock" and "Roll", as supplemented by its terrestrial repeater network. Subscriber revenue, which is generally billed in advance, consists of fixed charges for service, which are recognized as the service is provided, and through one-time non-refundable activation fees that are recognized ratably over the expected life of the customer relationship. Direct activation costs are expensed as incurred.

(4) RESTRICTED INVESTMENTS

Restricted investments consist of fixed income securities and are stated at amortized costs plus accrued interest income. XM classifies restricted investments that will be used for operating commitments within the next twelve months as current assets and those restricted investments that will be used for either the construction of assets or to secure lease commitments as non-current assets. The securities included in restricted investments are $65.0 million of US Treasury strips restricted to provide for the remaining three of the first six scheduled interest payments on

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


XM's 14 percent senior secured notes due 2010, which are classified as held-to-maturity securities under the provisions of SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, $9.4 million in money market funds for scheduled milestone payments under the Hughes Electronics Corporation contract and $0.1 million in certificates of deposit to collateralize letters of credit required by facility leases and other secured credits. The third interest payment on XM's 14 percent senior secured notes of $22.75 million was paid on September 15, 2001.

(5) SYSTEM UNDER CONSTRUCTION AND PROPERTY AND EQUIPMENT

In developing the XM Radio system, costs related to the project have been capitalized to the extent that they have future benefits. During the nine-month period ended September 30, 2001, XM placed its satellites "Rock" and "Roll" into service as well as its DARS license, ground systems/spacecraft control facilities and related computer system, and most of its broadcast facilities through transferring $730,550,000 from system under construction to property and equipment. As of September 30, 2001, amounts recorded as system under construction relate to costs incurred in constructing a ground spare satellite, and completing the broadcast facilities and terrestrial repeater network. Depreciation and amortization of XM's property and equipment are calculated using the straight-line method over the following estimated useful lives:

                DARS license and satellite system......17.5 years
                Terrestrial system.....................5-10 years
                Spacecraft control facilities..........10-15 years
                Broadcast facilities...................3-7 years
                Computer systems ......................3-5 years
                Building...............................20 years
                Furniture and fixtures ................3-7 years
                Leasehold improvements ................Remaining lease term

Depreciation of "Rock" and "Roll," commenced in May and June 2001, respectively. Amortization of the DARS license and depreciation of the ground systems/spacecraft control facilities and related computer systems commenced on September 25, 2001. Depreciation on the broadcast facilities and the terrestrial repeaters commence as they are placed in service.

In July 2001, XM received notification from BSS that the expected life of the satellites was extended due to the accuracy of the respective launches, which used less fuel than anticipated. XM, therefore, changed the useful life estimate for the satellite system and the DARS license from 15 years to 17.5 years.

During September 2001, XM, along with other Boeing 702 Satellite users, was advised of a potential long-term anomaly in the solar array output power on 702 class satellites. At the present time, the output power of both XM's satellites solar arrays are above specifications and, based on BSS' projections from available data, should not fall below specification before the latter half of the decade. XM anticipates the solar array situation will have no material impact on the quality of its service, conduct of business or cost of operation, but could result in an earlier than expected replacement of its satellites in order to maintain acceptable power output levels and service quality. Management continues to monitor this situation and expects to have more fully evaluated the impact by the second quarter of 2002.

(6) EQUITY

On March 6, 2001, Holdings completed a follow-on offering of 7,500,000 shares of its Class A common stock and a concurrent offering of $125.0 million of 7.75 percent convertible subordinated notes due 2006. Holdings contributed $189.6 million of the net proceeds to XM. Furthermore, Holdings contributed $1.0 million to XM from the shares sold under the employee stock purchase plan and stock option plan as well as $9.8 million through contributed capital. Additionally, Holdings contributed $30.5 million of fixed assets to XM during the three quarters of 2001.

(7) RECLASSIFICATIONS

Certain amounts in the prior period's financial statements have been reclassified to conform to the current period presentation.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(8) COMMITMENTS AND CONTINGENCIES

   (a)   DARS LICENSE

   The FCC has established certain system development milestones that must be met for XM to maintain its DARS license to operate the system. XM believes that it has completed the system development as planned and in accordance with the FCC milestones.

   (b)   APPLICATION FOR REVIEW OF DARS LICENSE

   One of the losing bidders for the DARS licenses filed an Application for Review by the full FCC of the Licensing Order which granted XM its DARS license. The Application for Review alleges that WSI had effectively taken control of XM without FCC approval. The FCC or the U.S. Court of Appeals has the authority to overturn the award of the DARS license should they rule in favor of the losing bidder. Although XM believes that its right to the DARS license will withstand the challenge as WSI is no longer a stockholder in XM, no prediction of the outcome of this challenge can be made with any certainty.

   (c)   TECHNICAL SERVICES

   Effective January 1, 1998, Holdings entered into agreements with Motient and WorldSpace Management Corporation ("WorldSpace MC"), an affiliate of WSI, in which Motient and WorldSpace MC would provide technical support in areas related to the development of a DARS system. Payments for services provided under these agreements are made based on negotiated hourly rates. These agreements may be terminated by the parties on or after the date of the commencement of commercial operation following the launch of XM's first satellite. There are no minimum services purchase requirements. XM incurred costs of $63,000 and $66,000 under its agreement with Motient and no costs were incurred under its agreement with WorldSpace MC during the nine months ended September 30, 2001 and 2000, respectively. XM incurred costs of $1,188,000 under its agreement with Motient and $5,317,000 in costs were incurred under its agreement with WorldSpace MC from December 15, 1992 (date of inception) through September 30, 2001.

   (d)   TECHNOLOGY LICENSES

   Effective January 1, 1998, XM entered into a technology licensing agreement with Motient and WorldSpace MC by which as compensation for certain licensed technology then under development to be used in the XM Radio system, XM will pay up to $14,300,000 to WorldSpace MC over a ten-year period. As of September 30, 2001, XM incurred costs of $6,696,000 payable to WorldSpace MC. Any additional amounts to be incurred under this agreement are dependent upon further development of the technology, which is at XM's option. No liability exists to Motient or WorldSpace MC should such developments prove unsuccessful. XM maintains an accrual of $5,301,000 payable to WorldSpace MC, for quarterly royalty payments to be made.

   (e)   SATELLITE CONTRACT

   During the first half of 1999, XM and BSS amended the satellite contract to construct and launch XM's satellites to implement a revised work timetable, payment schedule to reflect the timing of the receipt of additional funding, and technical modifications. XM expects to incur total payment obligations under this contract of approximately $541,300,000, which includes amounts XM expects to pay pursuant to the exercise of the option to build the ground spare satellite and certain financing costs and in-orbit incentive payments. On June 27, 2000, XM exercised the option to build the ground spare. As of September 30, 2001, XM had paid $470,224,000 under the satellite contract with BSS.

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


   (f)   TERRESTRIAL REPEATER SYSTEM CONTRACTS

   In August 1999, XM signed a contract with LCC International, Inc., a related party, calling for payments of approximately $115,000,000 for engineering and site preparation for the terrestrial repeater system. In January 2001, the contract was amended and the estimated contract value was reduced to $107,500,000. As of September 30, 2001, XM has paid $97,238,000 under this contract, and accrued an additional $16,671,000. XM has entered into tower construction agreements with various companies, which will provide certain services that LCC International, Inc. was to provide. XM also entered into a contract effective October 22, 1999, with Hughes Electronics Corporation for the design, development and manufacture of the terrestrial repeaters. Payments under this contract are expected to be approximately $128,000,000. As of September 30, 2001, XM had paid $89,490,000 and accrued an additional $2,538,000 under this contract.

   (g)   GENERAL MOTORS DISTRIBUTION AGREEMENT

   XM has signed a long-term distribution agreement with the OnStar division of General Motors providing for the installation of XM radios in General Motors vehicles. During the term of the agreement, which expires 12 years from September 25, 2001 (the commencement date of XM's commercial operations), General Motors has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. XM will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-General Motors vehicles that are sold for use in the United States. XM has significant annual, fixed payment obligations to General Motors for four years following September 25, 2001. These payments approximate $35,000,000 in the aggregate during this period. Additional annual fixed payment obligations beyond the initial four years of the contract term range from less than $35,000,000 to approximately $130,000,000 through 2009, aggregating approximately $400,000,000. In order to encourage the broad installation of XM radios in General Motors vehicles, XM has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to General Motors when the owners of General Motors vehicles with installed XM radios become subscribers for XM's service. XM must also share with General Motors a percentage of the subscription revenue attributable to General Motors vehicles with installed XM radios, which percentage increases until there are more than 8 million General Motors vehicles with installed XM radios. XM will also make available to General Motors bandwidth on XM's systems. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio's service. The agreement is subject to renegotiation if, four years after the commencement of XM's commercial operations and at two-year intervals thereafter, GM does not achieve and maintain specified installation levels of General Motors vehicles capable of receiving XM's service, starting with 1,240,000 units after four years, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiation. General Motors' exclusivity obligations will discontinue if, four years after XM commences commercial operations and at two-year intervals thereafter, XM fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market.

   (h)   SONY WARRANT

   In February 2000, Holdings issued a warrant to Sony exercisable for shares of Holdings' Class A common stock. The warrant will vest at the time that XM attains its millionth customer, and the number of shares underlying the warrant will be determined by the percentage of XM Radios that have a Sony brand name as of the vesting date. If Sony achieves its maximum performance target, it will receive 2 percent of the total number of shares of Holdings' Class A common stock on a fully-diluted basis upon exercise of the warrant. The exercise price of the Sony warrant will equal 105 percent of fair market value of Holdings' Class A common stock on the vesting date, determined based upon the 20-day trailing average.

   (i)   JOINT DEVELOPMENT AGREEMENT

   On January 12, 1999, Sirius Radio, the other holder of an FCC satellite radio license, commenced an action against XM in the United States District Court for the Southern District of New York, alleging that XM was

                    XM SATELLITE RADIO INC. AND SUBSIDIARIES
                          (A Development Stage Company)
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


   infringing or would infringe three patents assigned to Sirius Radio. In its complaint, Sirius Radio sought money damages to the extent XM manufactured, used or sold any product or method claimed in their patents and injunctive relief. On February 16, 2000, this suit was resolved in accordance with the terms of a joint development agreement between XM and Sirius Radio and both companies agreed to cross-license their respective property. Each party is obligated to fund one half of the development cost for a unified standard for satellite radios. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. The amounts for these fees or credits will be determined over time by agreement of the parties or by arbitration. The parties have yet to agree on the validity, value, use, importance, and available alternatives of their respective technologies. If the parties fail to reach agreement, the fees or credits may be determined through binding arbitration. The companies have agreed to seek arbitration to resolve issues with respect to certain existing technology. If this agreement is terminated before the value of the license has been determined due to XM's failure to perform a material covenant or obligation, then this suit could be refiled.

   (j)   SALES, MARKETING, DISTRIBUTION AND PROGRAMMING AGREEMENTS

   XM has entered into various joint sales, marketing, distribution and programming agreements. Under the terms of these agreements, XM is obligated to provide incentives, subsidies and commissions to other companies that may include fixed payments, per-unit subscriber amounts and revenue sharing agreements. The amounts of these operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial.

   (k)   HOLDINGS' PURCHASE OF CORPORATE HEADQUARTERS

   On August 27, 2001, Holdings purchased XM's corporate headquarters. XM's lease was amended upon Holdings' purchase and the lease period was extended to November 30, 2019. During the nine-month period ended September 30, 2001, XM incurred rent expense payable to Holdings of $376,000.

       Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections herein, including statements regarding the development of our business, the markets for our services, our anticipated capital expenditures, and other similar statements are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements use such words as "plans," "expects," "will," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believes," "anticipates," "intends," "may," "should," "continue," "seek," "could" and other similar reasonable expressions. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, the key factors that have a direct bearing on our future results of operations. These are the potential risk of delay in implementing our business plan; dependence on Boeing Satellite Systems International, Inc. ("BSS" - formerly Hughes Space and Communications, Inc.), LCC International, Inc. and Hughes Electronics Corporation and consumer electronics manufacturers; the availability of receivers and antennas; unproven market for our service; unproven application of existing technology; difficulties in developing with Sirius Radio a unified standard for satellite radio; our need for additional financing, as well as other risks referenced from time to time in filings with the SEC, including XM Satellite Radio Holdings Inc.'s Form 8-K, filed February 22, 2001. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect the occurrence of unanticipated events.

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included herewith, and with our Management's Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and notes thereto for the three year period ended December 31, 2000, and for the period from December 15, 1992 (date of inception) to December 31, 2000, included in our Annual Report on Form 10-K.

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

We have just commenced operations with the commercial launch of our service on September 25, 2001, when we successfully launched the first digital satellite radio service in the United States in the lead markets of Dallas, Texas and San Diego, California. On October 18, 2001, we continued our national rollout as we launched service in the southern half of the U.S. On November 12, 2001, we announced that we have expanded our launch nationwide. We are in the process of emerging from the development stage. We expect to fully emerge from the development stage when we generate significant revenues from our service and our national rollout is completed. Since our inception in December 1992, we have devoted our efforts to establishing and commercializing the XM Radio system. Our activities were limited until 1997, when we pursued and obtained regulatory approval from the Federal Communications Commission ("FCC") to provide satellite radio service. Our principal activities to date have included:

    o    designing and developing the XM Radio system;

    o launching of our satellites, "Rock" and "Roll", thereby completing our space constellation;

    o    completing our state-of-the-art broadcast studio facilities;

    o    completing our ground segment;

    o    implementing our terrestrial repeater network build-out;

    o executing contracts with specialty programmers, radio manufacturers and car manufacturers;

    o    developing technical standards and specifications;

    o    conducting market research;

    o    validating XM radios on the XM radio system;

    o receiving special temporary FCC authority to operate our national repeater network;

    o    successfully commencing commercial operations; and

    o    securing financing for working capital and capital expenditures.

We have incurred substantial losses to date and expect to continue to incur significant losses following our commencement of commercial operations.

We capitalized all costs related to our system under construction and our DARS license, including all applicable interest. These capitalized costs are being depreciated over the estimated useful lives of the satellites and ground control stations. Depreciation of our satellites commenced in May and June, 2001. Depreciation of our satellite control facilities, broadcast facilities, our in-service terrestrial repeaters, and the amortization of our DARS license commenced upon commercial operations. Depreciation of the rest of our terrestrial repeater network will commence as repeaters are placed in service.

We began commercial operations on September 25, 2001 and expect that our revenue will consist primarily of customers' subscription fees and advertising revenue.

In October 1999, Holdings completed an initial public offering which yielded net proceeds of $114.1 million. Concurrent with the closing of its initial public offering, $250.0 million of Holdings' Series A subordinated convertible notes, together with associated accrued interest, converted into shares of Holdings' Series A convertible preferred stock and shares of Holdings' Class A common stock. The net proceeds from these offerings were contributed to XM. Additionally, $103.3 million of convertible notes issued to Motient by Holdings, together with associated accrued interest, converted into shares of Holdings' Class B common stock.

In 2000, Holdings completed a follow-on offering of 4,370,000 shares of its Class A common stock, which yielded net proceeds of $132.1 million. Holdings completed a concurrent offering of 2,000,000 shares of Series B convertible redeemable preferred stock, which yielded net proceeds of $96.5 million. Holdings and XM completed a private placement of 325,000 units, each consisting of $1,000 principal amount of 14% senior secured notes due 2010 of XM and one warrant to purchase 8.024815 shares of Holdings' Class A common stock at $49.50 per share, which yielded net proceeds of $191.1 million excluding $123.0 million for an interest reserve. Holdings completed a private placement of 235,000 shares of its Series C convertible redeemable preferred stock for $1,000.00 per share, which yielded net proceeds of approximately $226.8 million. The issuance of the Series C preferred stock caused the exercise price of the warrants sold in March 2000 to be adjusted to $47.94 and the number of warrants shares to be increased to 8.285948 per warrant.

In the first three quarters of 2001:

     o Holdings completed a follow-on offering of 7,500,000 shares of its Class A common stock, which yielded net proceeds of $72.0 million;

     o Holdings completed a concurrent offering of $125.0 million of 7.75% convertible subordinated notes due 2006, convertible into shares of Class A common stock at a conversion price of $12.23 per share, which yielded net proceeds of $120.7 million.

The follow-on offering of 7,500,000 shares of Holdings Class A common stock and the concurrent offering of $125.0 million of 7.75% convertible subordinated notes due 2006 caused the exercise price of the warrants sold in March 2000 to be adjusted to $45.27 and the number of warrant shares to be increased to $8.776003 per warrant. In addition, the conversion price of the Series C convertible redeemable preferred stock was adjusted from $26.50 to $22.93.

In July and August, 2001, the holders of the convertible subordinated notes exchanged $45.9 million of notes for 4,194,272 shares of Holdings' Class A common stock. The issuance of the 4,194,272 shares of Holdings' Class A common stock caused the conversion price of the Series C convertible redeemable preferred stock to be adjusted from $22.93 to $22.72.

Through September 30, 2001, the proceeds from these offerings were contributed by Holdings to XM except for $7.5 million, which remains at Holdings, and $5.0 million that was used to purchase the corporate headquarters.

In August 2001, Holdings secured a mortgage of $29.0 million to fund the purchase of its corporate headquarters.

Holdings is negotiating the terms and conditions of a $66 million financing package with The Boeing Company that is expected to include the deferral of $31 million of future payments and the establishment of $35 million in debt financing.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

                                              Holdings & Subsidiaries            XM & Subsidiaries
                                                 Three months ended              Three months ended
                                                   September  30,                   September 30,
                                                2001            2000            2001           2000
                                            ----------      ----------      ----------      ----------
                                                               (in thousands)
Revenue ..............................       $      1        $     --        $      1        $     --
Research and development .............         (2,293)         (2,895)         (2,293)         (2,895)
Professional fees ....................         (3,884)         (5,747)         (3,884)         (5,747)
General and administrative expenses ..        (55,938)        (19,467)        (56,110)        (19,460)
Interest income ......................          3,310           8,049           3,130           7,680
Interest expense .....................         (6,178)             --          (5,251)             --
Net loss .............................        (64,982)        (20,060)        (64,407)        (20,422)


XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

REVENUE. We launched our service on September 25, 2001 and recognized revenue of approximately $1,000 from the date of launch through September 30, 2001. As of September 30, 2001, with the service having been available for only five days in two markets, we had over 500 subscribers. Since then, we have seen a ramp up of subscriber activations as new markets are launched and additional retail outlets begin selling XM radios. We expect revenues to trend upwards during the remainder of 2001, as we complete the national rollout of our service and ramp up on subscribers.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased to approximately $2.3 million for the three months ended September 30, 2001, compared with approximately $2.9 million for the three months ended September 30, 2000. The decrease in the research and development expenses primarily resulted from the completion of most activity relating to our system technology development, including chipset design and uplink technology. The final validation of our chipset by XM radio manufacturers (including Sony, Pioneer, Alpine and Delphi-Delco) was completed and the production of the chipsets commenced in the second quarter of 2001. We expect research and development to trend downward during the remainder of 2001.

PROFESSIONAL FEES. Professional fees decreased to approximately $3.9 million for the three months ended September 30, 2001, compared with $5.7 million for the three months ended September 30, 2000. These expenses primarily reflect legal, regulatory and marketing expenses as we engage consultants, including incurring $0 and $2.8 million for enterprise information technology consultants during the quarters ended September 30, 2001 and 2000, respectively. The decrease in professional fees primarily resulted from the increase in employee headcount and resulting reduction in the use of outside consultants. However, we expect the professional fees to trend upward as we continue to develop market strategies.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $55.9 million for the three months ended September 30, 2001, compared with $19.5 million for the three months ended September 30, 2000. The increase reflects increased headcount, facilities, sales and marketing expenses and the commencement of commercial operations. The remaining portion of the general and administrative expenses consists of other costs such as rent, travel, insurance, depreciation and amortization and supplies. We also recorded stock-based non-cash compensation charges of approximately $0.4 million and $1.2 million during the three months ended September 30, 2001 and 2000, respectively. We expect to continue to recognize quarterly non-cash compensation charges depending on the market value of Holdings' Class A common stock at the end of each quarter. We anticipate general and administrative expenses to continue to increase following commercial launch.

INTEREST INCOME. Interest income decreased to $3.3 million for the three months ended September 30, 2001, compared with $8.0 million for the three months ended September 30, 2000. The decrease was the result of lower average balances of cash and cash equivalents during the three months ended September 30, 2001 versus the three months ended September 30, 2000.

INTEREST EXPENSE. We incurred interest costs of $20.1 million and $13.3 million during the three months ended September 30, 2001 and 2000, respectively, which includes a one-time charge to interest of $6.5 million due to the incentivized conversion of Holdings' 7.75 percent convertible notes during the three months ended September 30, 2001. Of these amounts, we capitalized $13.9 million and $13.3 million associated with our FCC license and the XM Radio system and expensed $6.2 million and $0 during the three months ended September 30, 2001 and 2000, respectively, as the interest capitalization threshold was exceeded. We expect interest expense to trend upward for the remainder of 2001.

NET LOSS. The net loss for the three-month periods ended September 30, 2001 and 2000 was $65.0 million and $20.1 million, respectively. The increase in net losses for the three months ended September 30, 2001, compared with the three months ended September 30, 2000, reflects additional general and administrative expenses, primarily due to increased headcount, facility, broadcasting and sales and marketing expenses as we continue with our national rollout.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

The results of operations for XM and its subsidiaries were substantially the same as the results for Holdings and its subsidiaries discussed above, except that XM had less interest income and less interest expense.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                          Holdings & Subsidiaries              XM & Subsidiaries
                                                             Nine months ended                 Nine months ended
                                                              September  30,                     September 30,
                                                          2001               2000            2001            2000
                                                      ----------         ----------        ----------      ----------
                                                                           (in thousands)
Revenue ........................................       $       1        $      --        $       1        $      --
Research and development .......................          (6,568)          (7,634)          (6,568)          (7,634)
Professional fees ..............................         (12,613)         (16,534)         (12,613)         (16,460)
General and administrative expenses ............        (127,152)         (34,766)        (127,166)         (34,696)
Interest income ................................          13,194           21,046           12,340           20,664
Interest expense ...............................          (7,270)              --           (6,069)              --
Net loss .......................................        (140,408)         (37,888)        (140,075)         (38,126)



XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

REVENUE. We launched our service on September 25, 2001 and recognized revenue of approximately $1,000 from the date of launch through September 30, 2001. As of September 30, 2001, with the service having been available for only five days in two markets, we had over 500 subscribers. Since then, we have seen a ramp up of subscriber activations as new markets are launched and additional retail outlets begin selling XM radios. We expect revenues to trend upwards during the remainder of 2001, as we complete the national rollout of our service and ramp up on subscribers.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased to approximately $6.6 million for the nine months ended September 30, 2001, compared with approximately $7.6 million for the nine months ended September 30, 2000. The decrease in the research and development expenses primarily resulted from the completion of most activity relating to our system technology development, including chipset design and uplink technology. The final validation of our chipset by XM radio manufacturers (including Sony, Pioneer, Alpine and Delphi-Delco) was completed and the production of the chipsets commenced in the second quarter of 2001. We expect research and development to trend downward during the remainder of 2001.

PROFESSIONAL FEES. Professional fees decreased to approximately $12.6 million for the nine months ended September 30, 2001, compared with $16.5 million for the nine months ended September 30, 2000. These expenses primarily reflect legal, regulatory and marketing expenses as we engage consultants, including incurring $3.1 million and $8.4 million for enterprise information technology consultants during the nine months ended September 30, 2001 and 2000, respectively. The decrease in professional fees primarily resulted from the increase in employee headcount and resulting reduction in the use of outside consultants. However, we expect the professional fees to trend upward as we continue to develop market strategies.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased to $127.2 million for the nine months ended September 30, 2001, compared with $34.8 million for the nine months ended September 30, 2000. The increase reflects increased headcount, facilities, sales and marketing expenses, and the commencement of commercial operations. The remaining portion of the general and administrative expenses consists of other costs such as rent, travel, insurance, depreciation and amortization and supplies. We also recorded stock-based non-cash compensation charges of approximately $2.8 million and $3.5 million during the nine months ended September 30, 2001 and 2000, respectively. We expect to continue to recognize quarterly non-cash compensation charges depending on the market value of Holdings' Class A common stock at the end of each quarter. We anticipate general and administrative expenses to continue to increase following commercial launch.

INTEREST INCOME. Interest income decreased from $13.2 million for the nine months ended September 30, 2001, compared with $21.0 million for the nine months ended September 30, 2000. The decrease was the result of lower average balances of cash and cash equivalents during the nine months ended September 30, 2001 versus the nine months ended September 30, 2000.

INTEREST EXPENSE. We incurred interest costs of $48.2 million and $28.8 million during the nine months ended September 30, 2001 and 2000, respectively, which includes a one-time charge to interest of $6.5 million due to the incentivized conversion of Holdings' 7.75 percent convertible notes during the nine months ended September 30, 2001. Of these amounts, we capitalized $40.9 million and $28.8 million associated with our FCC license and the XM Radio system and expensed $7.3 million and $0 during the nine months ended September 30, 2001 and 2000, respectively, as the interest capitalization threshold was exceeded. We expect interest expense to trend upward for the remainder of 2001.

NET LOSS. The net loss for the nine-month periods ended September 30, 2001 and 2000 was $140.4 million and $37.9 million, respectively. The increase in net losses for the nine months ended September 30, 2001, compared with the nine months ended September 30, 2000, reflects additional general and administrative expenses, primarily due to increased headcount, facility, and sales and marketing expenses as we continue with our national rollout.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

The results of operations for XM and its subsidiaries were substantially the same as the results for Holdings and its subsidiaries discussed above, except that XM had less interest income and less interest expense.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, we had a total of cash and cash equivalents of $129.6 million, which excludes the $76.8 million of restricted investments, and working capital of $134.3 million, compared with cash and cash equivalents of $224.9 million, which excludes $161.2 million of restricted investments, and working capital of $212.1 million at December 31, 2000. The decreases in the respective balances are due primarily to the increasing capital expenditures and operating expenses for the nine months ended September 30, 2001.

FUNDS REQUIRED FOR XM RADIO TO DATE

Since inception, we have raised an aggregate of $1.3 billion, net of expenses, interest reserve and repayment of debt. These funds are expected to be sufficient, in the absence of additional financing, to cover funding needs into 2002. These funds have been used to acquire our DARS license, make required payments for our system, including the satellites, terrestrial repeater system, and ground networks, and for working capital and operating expenses.

SOURCES OF FUNDS

To date, we have raised, principally through Holdings, approximately $1.3 billion of net proceeds, net of expenses, interest reserve and repayment of debt. These funds have been used to acquire our DARS license, make required payments for our system, including the satellites, terrestrial repeater system, and ground networks, and for working capital and operating expenses.

       In the first three quarters of 2001:

       o Holdings completed a follow-on offering of 7,500,000 shares of its Class A common stock, which yielded net proceeds of $72.0 million;

       o Holdings completed a concurrent offering of $125.0 million of 7.75% convertible subordinated notes due 2006, convertible into shares of Class A common stock at a conversion price of $12.23 per share, which yielded net proceeds of $120.7 million;

Through September 30, 2001, the proceeds from these offerings were contributed by Holdings to XM except for $7.5 million, which remains at Holdings, and $5.0 million that was used to purchase the corporate headquarters.

In August 2001, Holdings secured a mortgage of $29.0 million to fund the purchase of its corporate headquarters.

Holdings is negotiating the terms and conditions of a $66 million financing package with The Boeing Company that is expected to include the deferral of $31 million of future payments and the establishment of $35 million in debt financing.

USES OF FUNDS

To date, we have paid $1.0 billion in capital expenditures and incurred $273.8 million in operating expenses.

SATELLITE CONTRACT. Under our satellite contract, Boeing Satellite Systems International, Inc. ("BSS" - formerly Hughes Space and Communications, Inc.) delivered two satellites in orbit and will complete construction of a ground spare satellite. BSS will also provide ground equipment and software to be used in the XM Radio system and certain launch and operations support services. The contract value is approximately $472.6 million for these items and for BSS to complete the ground spare satellite. This amount does not include incentive payments, which will depend in part on projected satellite performance at the acceptance date. Such payments could total up to an additional $68.7 million over the useful lives of the satellites. As of September 30, 2001, we had paid approximately $470.2 million under our satellite contract. On March 18, 2001, our first satellite, "Rock", was successfully launched into its geosynchronous orbit. On May 8, 2001, our second satellite, "Roll", was successfully launched into its geosynchronous orbit. We accepted in-orbit delivery of the satellites from BSS on May 15, 2001 for "Rock" and June 28, 2001 for "Roll".

LAUNCH INSURANCE. As of September 30, 2001, we had launched both of our satellites and paid $44.1 million with respect to launch insurance, which has been capitalized to the system under construction.

TERRESTRIAL REPEATER SYSTEM. Based on the current design of the XM Radio system and existing contracts, we estimate that we will incur aggregate costs of approximately $263.3 million for a terrestrial repeater system. We expect these costs to cover the capital cost of the design, development and installation of a system of terrestrial repeaters to cover approximately 70 cities and metropolitan areas. In August 1999, we signed a contract with LCC International, Inc., a related party, calling for payments of approximately $115.0 million for engineering and site preparation. In January 2001, the contract was amended and the estimated contract value was reduced to $107.5 million. As of September 30, 2001, we had paid $97.2 million under this contract and accrued an additional $16.7 million. We also entered into a contract effective October 22, 1999, with Hughes Electronics Corporation for the design, development and manufacture of the terrestrial repeaters. Payments under this contract are expected to be approximately $128.0 million. As of September 30, 2001, we had paid $89.5 million and accrued an additional $2.5 million under this contract.

GROUND SEGMENT. Based on the design of the XM Radio system and available research, we expect to incur ongoing ground segment costs through the commencement of operations, which occurred on September 25, 2001. We expect these costs will cover the satellite control facilities, programming production studios and various other equipment and facilities. As of September 30, 2001, we had incurred $149.2 million with respect to the ground segment.

FCC LICENSE. In October 1997, we received one of two satellite radio licenses issued by the FCC. We have paid approximately $90.0 million for this license, including the initial bid right. There are no further payments required relating to the license.

PURCHASE OF BUILDING. On August 27, 2001, we acquired our corporate headquarters building for $34.0 million.

OPERATING EXPENSES AND WORKING CAPITAL REQUIREMENTS. In addition to the above capital needs, we will require funds for working capital, operating expenses and royalty payments through targeted commercial launch in September 2001. From inception through September 30, 2001, we have incurred total expenses, net of interest income, of $247.0 million.

JOINT DEVELOPMENT AGREEMENT FUNDING REQUIREMENTS. We may require additional funds to pay license fees or make contributions towards the development of the technologies used to develop a unified standard for satellite radio under our joint development agreement with Sirius Radio. Each party is obligated to fund one half of the development cost for such technologies. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. The amounts of these fees or credits will be determined over time by agreement of the parties or by arbitration. The companies have agreed to seek arbitration to resolve issues with respect to certain existing technology. We cannot predict at this time the amount of license fees or contribution payable by us or Sirius Radio or the size of the credits to us and Sirius Radio from the use of the other's technology. This may require significant additional capital.

FUNDS REQUIRED FOLLOWING COMMENCEMENT OF COMMERCIAL OPERATIONS

We expect to need significant additional funds following commencement of commercial operations to cover our cash requirements before we generate sufficient cash flow from operations to cover our expenses. We estimate that our existing resources, including proceeds of offerings concluded in March 2001, would be sufficient in the absence of additional financing to cover our estimated funding needs into 2002. After 2001, we anticipate that we will need an additional $250-$300 million through 2002, and we will require additional funding thereafter. These amounts are estimates, and may change, and we may need additional financing in excess of these estimates. Funds will be needed to cover operating expenses, marketing and promotional expenses including an extensive marketing campaign in connection with the launch of our service, distribution expenses, programming costs and any further development of the XM Radio system that we may undertake after operations commence. Marketing and distribution expenses are expected to include joint advertising and joint development with and manufacturing subsidies of certain costs of some of our manufacturers and distribution partners. We cannot estimate the total amount of these operational, promotional, subscriber acquisition, joint development and manufacturing costs and expenses, since they vary depending upon different criteria, but they are expected to be substantial.

Following our commencement of commercial operations, we have significant payment obligations under our distribution agreement with General Motors. We will pay an aggregate of approximately $35 million in the first four years following commencement of commercial service. After that, through 2009, we will have additional fixed annual payments ranging from less than $35 million to approximately $130 million, aggregating approximately $400 million. In order to encourage the broad installation of XM radios, we have agreed to subsidize a portion of the cost of XM radios and to make incentive payments to General Motors when the owners of General Motors vehicles with installed XM radios become subscribers for the XM Radio service. We must also share with General Motors a percentage of the subscription revenue attributable to General Motors vehicles with installed XM radios. This percentage increases until there are more than eight million General Motors vehicles with installed XM radios. This agreement is subject to renegotiation if General Motors does not achieve and maintain specified installation levels, starting with 1.24 million units after four years and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to our share of the satellite digital radio market.

We currently expect to satisfy our funding requirements for the period following commencement of commercial operations. We are negotiating the terms and conditions of a $66 million financing package with The Boeing Company that is expected to include the deferral of $31 million of future payments and the establishment of $35 million in debt financing. We are still actively considering other possible financings, and because of our substantial capital needs we may consummate one or more financings at any time.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 ("SFAS 141"), BUSINESS COMBINATIONS, and Statement No. 142 ("SFAS 142"), GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill and other intangibles with indefinite lives, and requires periodic evaluations of impairment of goodwill and other intangible balances. SFAS 142 is effective on January 1, 2002. The Company is currently assessing the impacts of the adoption of these standards and does not believe that SFAS 141 will have an impact on its current operations, but that SFAS 142 will have a material effect on operations in 2002.

In August 2001, the FASB issued Statement No. 144, ("SFAS 144"), ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS 144 supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS-REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND

EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, CONSOLIDATED FINANCIAL STATEMENTS, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Company is currently assessing the impact of the adoption of this standard and does not believe that SFAS 144 will have a material effect on operations in 2002.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2001, we do not have any derivative financial instruments and do not intend to use derivatives. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds. Our long-term debt includes both fixed and variable interest rates and the fair market value of the debt is sensitive to changes in interest rates. We run the risk that market rates will decline and the required payments will exceed those based on current market rates. Under our current policies, we do not use stand-alone interest rate derivative instruments to manage our exposure to interest rate fluctuations. Additionally, we believe that our exposure to interest rate risk is not material to our results of operations.

PART II: OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

On January 12, 1999, Sirius Radio, the other holder of an FCC satellite radio license, commenced an action against us in the United States District Court for the Southern District of New York, alleging that we were infringing or would infringe three patents assigned to Sirius Radio. In its complaint, Sirius Radio sought money damages to the extent we manufactured, used or sold any product or method claimed in their patents and injunctive relief. This suit was dismissed without prejudice in February 2000 in accordance with the terms of a joint development agreement between XM Satellite Radio Inc. and Sirius Radio in which both companies agreed to develop a unified standard for satellite radios and license our respective intellectual property, including the patents that were the subject of the suit, for use in this joint development. Each party is obligated to fund one half of the development cost. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. The amounts for these fees or credits will be determined over time by agreement of the parties or by arbitration. The parties have yet to agree on the validity, value, use, importance, and available alternatives of their respective technology. The companies have agreed to seek arbitration to resolve issues with respect to certain existing technology. If this agreement is terminated before the value of the licenses has been determined due to our failure to perform a material covenant or obligation, then this suit could be refiled.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In July and August 2001, Holdings issued 4,194,272 shares of its Class A common stock in exchange for $45.9 million aggregate principal amount of its 7.75% convertible subordinated notes due 2006 in transactions that were exempt from registration under Section 3(a)(9) of the Securities Act of 1933. The Class A common stock was previously registered in November 2000. The issuance of the 4,194,272 shares of Holdings' Class A common stock caused the conversion price of the Series C preferred stock to be adjusted from $22.93 to $22.72.

On October 15, 2001, one of Holdings' stockholders, Motient Corporation, converted 4,147,757 shares of Holdings' Class B common stock into 4,147,757 shares of Holdings' Class A common stock. The securities issued were exempt from registration under Section 3(a)(9) of the Securities Act of 1933.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

Exhibit No.                                          Description
-----------                                          -----------
3.1^         Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc.

3.2^         Restated Bylaws of XM Satellite Radio Holdings Inc.

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

4.9          Form of Certificate for Holdings' 8.25% Series C Convertible Redeemable Preferred Stock
             (incorporated by reference to Holdings' Registration Statement on Form S-1, File No. 333-39176).

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

4.15         Indenture, dated March 6, 2001, between Holdings and United States Trust Company of New York
             (incorporated by reference to Holdings' annual report on Form 10-K for fiscal year ended
             December 31, 2000, filed with the SEC on March 15, 2001).

4.16         Form of 7.75% convertible subordinated note (incorporated by reference to Holdings' annual report on Form 10-K for the fiscal year ended December 31, 2000, filed with SEC on March 15, 2001).

4.17         Warrant to purchase shares of Holdings' Class A common stock, dated May 2001, issued to CNBC, Inc.
             (incorporated by reference to Holdings' quarterly report on Form 10-Q for the quarter ended
             June 30, 2001, filed with the SEC on August 13, 2001).

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

10.3^        Note Purchase Agreement, dated June 7, 1999, by and between XM Satellite Radio Holdings Inc.,
             XM Satellite Radio Inc., Clear Channel Communications, Inc., DIRECTV Enterprises, Inc.,
             General Motors Corporation, Telcom-XM Investors, L.L.C., Columbia XM Radio Partners, LLC,
             Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P.,
             and Special Advisors Fund I, LLC (including form of Series A subordinated convertible note of XM Satellite Radio Holdings Inc. attached as Exhibit A thereto).

10.4^*       Technology Licensing Agreement by and among XM Satellite Radio Inc., XM Satellite Radio
             Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation,
             dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement,
             dated June 7, 1999.




10.5^*       Technical Services Agreement between XM Satellite Radio Holdings Inc. and American Mobile
             Satellite Corporation, dated as of January 1, 1998, as amended by Amendment No. 1 to Technical
             Services Agreement, dated June 7, 1998.

10.6^*       Satellite Purchase Contract for In-Orbit Delivery, by and between XM Satellite Radio Inc. and
             Hughes Space and Communications International Inc., dated July 21, 1999.

10.7^*       Amended and Restated Agreement by and between XM Satellite Radio Inc. and STMicroelectronics Srl, dated September 27, 1999.

10.8^*       Distribution Agreement, dated June 7, 1999, between OnStar, a division of General Motors Corporation, and XM Satellite Radio Inc.

10.9^*       Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and
             DIRECTV, INC.

10.10^*      Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and
             Clear Channel Communication, Inc.

10.11^*      Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and
             TCM, LLC.

10.12        Intentionally omitted.

10.13        Intentionally omitted.

10.14        Intentionally omitted.

10.15^       Form of Letter Agreement with Senior Vice Presidents.

10.16        Intentionally omitted.

10.17^       Form of Indemnification Agreement between XM Satellite Radio Holdings Inc. and each of its directors and executive officers.

10.18        1998 Shares Award Plan (incorporated by reference to Holdings' Registration Statement on Form S-8,
             File No. 333-65020).

10.19^       Form of Employee Non-Qualified Stock Option Agreement.

10.20^*      Firm Fixed Price Contract #001 between XM Satellite Radio Inc. and the Fraunhofer Gesellschaft zur
             Foderung Der angewandten Forschung e.V., dated July 16, 1999.

10.21^*      Contract for Engineering and Construction of Terrestrial Repeater Network System by and between XM
             Satellite Radio Inc. and LCC International, Inc., dated August 18, 1999.

10.22        Employee Stock Purchase Plan (incorporated by reference to Holdings' Registration Statement on
             Form S-8, File No. 333-65020).

10.23^       Non-Qualified Stock Option Agreement between Gary Parsons and XM Satellite Radio Holdings Inc., dated July 16, 1999.

10.24^       Non-Qualified Stock Option Agreement between Hugh Panero and XM Satellite Radio Holdings Inc., dated July 1, 1998, as amended.

10.25^       Form of Director Non-Qualified Stock Option Agreement.


10.26^       Lease between Consortium One Eckington, L.L.C. and XM Satellite Radio Inc., dated
             September 29, 1999.

10.27        Intentionally omitted.

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

10.30        XM Satellite Radio Holdings Inc. Talent Option Plan (incorporated by reference to Holdings'
             Registration Statement on Form S-8, File No. 333-65022).

10.31        Employment Agreement, dated as of June 1, 2001, between XM Satellite Radio Holdings Inc. and
             Hugh Panero (incorporated by reference to Holdings' quarterly report on Form 10-Q for the quarter ended June 30, 2001, filed with the SEC on August 13, 2001).

10.32        Form of Employment Agreement, dated as of July 1, 2001, between XM Satellite Radio Holdings Inc.
             and Gary Parsons (incorporated by reference to Holdings' quarterly report on Form 10-Q for the quarter ended June 30, 2001, filed with the SEC on August 13, 2001).

10.33        Loan and Security Agreement, dated as of August 24, 2001, by and between Fremont Investment &
             Loan and XM 1500 Eckington LLC.

10.34        Limited Recourse Obligations Guaranty, dated as of August 24, 2001, by XM Satellite Radio
             Holdings Inc. in favor of Fremont Investment & Loan.


----------------
^ Incorporated by reference to Holdings' Registration Statement on Form S-1, File No. 333-83619.
* Pursuant to the Commission's Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

(b)     Reports on Form 8-K:

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              XM SATELLITE RADIO HOLDINGS INC.
                                       (Registrant)

    November 13, 2001         By: /s/ Heinz Stubblefield
                              -----------------------------------
                              Heinz Stubblefield
                              Senior Vice President and Chief Financial Officer
                              (principal financial and accounting officer)



                              XM SATELLITE RADIO INC.
                                       (Registrant)

    November 13, 2001         By: /s/ Heinz Stubblefield
                              -----------------------------------
                              Heinz Stubblefield
                              Senior Vice President and Chief Financial Officer
                              (principal financial and accounting officer)