Form 10-Q
period 2002-03-31
XM SATELLITE RADIO INC
filed 2002-05-15
CIK 1116317

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2002

XM SATELLITE RADIO HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Commission file number 000-27441

Delaware	54-1878819
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 Eckington Place, NE
Washington, DC 20002-2194
(Address of principal executive offices) (Zip code)

202-380-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒        No    ☐

XM SATELLITE RADIO INC.
(Exact name of registrant as specified in its charter)

Commission file number 333-39178

Delaware	52-1805102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 Eckington Place, NE
Washington, DC 20002-2194
(Address of principal executive offices) (Zip code)

202-380-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒        No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of March 31, 2002)

XM SATELLITE RADIO HOLDINGS INC.

CLASS A COMMON STOCK, $0.01 PAR VALUE	75,317,556 SHARES

XM SATELLITE RADIO INC.

COMMON STOCK, $0.10 PAR VALUE	125 SHARES
(all of which are issued to XM Satellite Radio Holdings Inc.)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

XM SATELLITE RADIO INC. AND SUBSIDIARIES

EXPLANATORY NOTE

This quarterly report is filed jointly by XM Satellite Radio Holdings Inc. (“Holdings”) and XM Satellite Radio Inc. (“XM”). XM is a wholly-owned subsidiary of Holdings. Unless the context requires otherwise, the terms “we,” “our” and “us” refer to Holdings and its subsidiaries. This report on Form 10-Q contains separate financial statements for each of Holdings and XM. The management’s discussion and analysis section has been combined, focusing on the financial condition and results of operations of Holdings but including an explanation of any differences between the companies.

The financial statements of Holdings and notes thereto appear on pages 4-15 of this report.

The financial statements of XM and notes thereto appear on pages 17-27 of this report.

PART I: FINANCIAL INFORMATION

Item 1:    Financial Statements

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Month Periods ended March 31, 2001 and 2002

	Three Months ended March 31,
	2001	2002
	(in thousands, except share and per share data)
Revenue:
Subscriber revenue	$—	$1,389
Ad sales revenue	—	455
Less: Agency commissions	—	(64)
Other revenue	—	5

Total revenue	—	1,785

Operating expenses:
Broadcasting operations:
Content/programming	(4,799)	(8,957)
System operations	(7,005)	(11,709)
Customer care and billing operations	(951)	(2,565)
Sales and marketing	(18,028)	(47,491)
General and administrative	(6,366)	(4,335)
Research and development	(2,983)	(2,810)
Depreciation and amortization	(1,992)	(22,279)

Total operating expenses	(42,124)	(100,146)

Operating loss	(42,124)	(98,361)
Other income (expense):
Interest income	5,176	1,658
Interest expense	—	(15,999)
Other income, net	—	452

Net loss	(36,948)	(112,250)

Series B preferred stock dividend requirement	(941)	(941)
Series C preferred stock dividend requirement	(4,847)	(4,555)

Net loss attributable to common stockholders	$(42,736)	$(117,746)

Net loss per share:
Basic and diluted	$(0.80)	$(1.56)

Weighted average shares used in computing net loss per share:
Basic and diluted	53,254,778	75,241,684

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2001 and March 31, 2002

	December 31, 2001	March 31, 2002
		(unaudited)
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$182,497	$52,296
Short-term investments	28,355	60,129
Restricted investments	44,861	44,231
Accounts receivable, net of allowance for doubtful accounts of $10 and $40	478	1,084
Prepaid and other current assets	15,720	17,337

Total current assets	271,911	175,077
Other assets:
Restricted investments, net of current portion	27,898	6,810
System under construction	55,056	56,044
Property and equipment, net of accumulated depreciation and amortization of $43,384 and $65,344	1,066,191	1,064,602
Goodwill and intangibles, net of accumulated amortization of $3,974 and $4,498	22,626	22,102
Other assets, net of accumulated amortization of $2,167 and $2,674	12,521	11,996

Total assets	$1,456,203	$1,336,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,559	$37,708
Accrued expenses	26,098	24,667
Accrued network optimization expenses (note 12)	8,595	5,355
Current portion of long-term debt	1,910	1,909
Due to related parties	26,052	32,950
Accrued interest	15,664	3,078

Total current liabilities	114,878	105,667
Long-term debt, net of current portion	411,520	411,725
Royalty payable, net of current portion	1,800	1,600
Other non-current liabilities	1,354	2,582

Total liabilities	$529,552	$521,574

Stockholders’ equity:
Series A convertible preferred stock, par value $0.01 (liquidation preference of $102,688 at December 31, 2000 and March 31, 2002); 15,000,000 shares authorized, 10,786,504 shares issued and outstanding at December 31, 2001 and March 31, 2002	108	108
Series B convertible redeemable preferred stock, par value $0.01 (liquidation preference of $43,364 at December 31, 2001 and March 31, 2002); 3,000,000 shares authorized, 867,289 shares issued and outstanding at December 31, 2001 and March 31, 2002	9	9
Series C convertible redeemable preferred stock, par value $0.01 (liquidation preference of $263,664 and $252,467 at December 31, 2001 and March 31, 2002, respectively); 250,000 shares authorized, 235,000 shares and 220,869 shares issued and outstanding at December 31, 2000 and March 31, 2002, respectively	2	2
Class A common stock, par value $0.01; 180,000,000 shares authorized, 74,482,168 shares and 75,317,556 shares issued and outstanding at December 31, 2001, and March 31, 2002, respectively	745	753
Class B common stock, par value $0.01; 30,000,000 shares authorized, no shares issued and outstanding at December 31, 2001 and March 31, 2002	—	—
Class C common stock, par value $0.01; 30,000,000 shares authorized, no shares issued and outstanding at December 31, 2001 and March 31, 2002	—	—
Additional paid-in capital	1,316,761	1,317,409
Accumulated deficit	(390,974)	(503,224)

Total stockholders’ equity	926,951	815,057

Commitments and contingencies
Total liabilities and stockholders’ equity.	$1,456,203	$1,336,631

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three-Month Periods ended March 31, 2001 and 2002

	Three Months ended March 31,
	2001	2002
	(in thousands)
Cash flows from operating activities:
Net loss	$(36,948)	$(112,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	—	32
Depreciation and amortization	2,246	22,484
Amortization of high yield debt discount and deferred financing fees	—	1,335
Non-cash stock-based compensation	452	637
Changes in operating assets and liabilities:
Increase in accounts receivable	—	(638)
Increase (decrease) in prepaid and other current assets	486	(1,617)
Decrease in other assets	—	18
Decrease in accounts payable and accrued expenses	(7,103)	(2,638)
Decrease due to related parties	—	(6,136)
Decrease in accrued interest	—	(12,586)

Net cash used in operating activities	(40,867)	(111,359)

Cash flows from investing activities:
Purchase of property and equipment	(2,056)	(935)
Additions to system under construction	(62,648)	(7,248)
Net purchase/maturity of restricted investments	21,210	22,750
Other investing activities	(21,892)	(32,806)

Net cash used in investing activities	(65,386)	(18,239)

Cash flows from financing activities:
Proceeds from sale of common stock	72,316	19
Payments on capital lease obligations	—	(567)
Payments on mortgage	—	(55)
Proceeds from issuance of 7.75% convertible subordinated notes	125,000	—
Payments for deferred financing costs	(4,448)	—

Net cash provided by financing activities	192,868	(603)

Net increase (decrease) in cash and cash equivalents	86,615	(130,201)
Cash and cash equivalents at beginning of period	224,903	182,497

Cash and cash equivalents at end of period	$311,518	$52,296

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization and Business

XM Satellite Radio Inc. (“XMSR”), was incorporated on December 15, 1992 in the State of Delaware as a wholly-owned subsidiary of Motient Corporation (“Motient”), for the purpose of operating a digital audio radio service (“DARS”) under a license from the Federal Communications Commission (“FCC”). XM Satellite Radio Holdings Inc. (the “Company”) was formed as a holding company for XMSR on May 16, 1997.

The Company became the first digital satellite radio service in the United States of America on September 25, 2001 when it commenced commercial operations in the lead markets of Dallas, Texas and San Diego, California as part of its national rollout. On October 18, 2001, the Company continued its national rollout as it launched service in the southern half of the country and completed its national rollout on November 12, 2001. In the first quarter of 2002, the Company continued to add subscribers and advertisers.

(2)    Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of XM Satellite Radio Holdings Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of XM Satellite Radio Holdings Inc. and its subsidiaries, as of March 31, 2002, and the results of operations and cash flows for the three-month periods ended March 31, 2001 and 2002. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in its filings with the Securities and Exchange Commission.

(3)    Revenue Recognition

The Company derives revenue from subscription and activation fees as well as advertising.

Subscriber revenue, which is generally billed in advance, consists of (i) fixed charges for service, which are recognized as the service is provided and (ii) non-refundable activation fees that are recognized ratably over the expected 40-month life of the customer relationship. Direct activation costs are expensed as incurred. Sales incentives, consisting of discounts and rebates to subscribers, offset earned revenue.

The Company recognizes advertising revenue from sales of spot announcements and programming sponsorships to national advertisers that are recognized in the period in which the spot announcement or sponsorship is broadcast. Agency commissions are presented as a reduction to revenue in the Unaudited Condensed Consolidated Statements of Operations.

(4)    Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders (after deducting preferred dividend requirements) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) available per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss in each of the periods presented, basic and diluted net income (loss) per share is the same.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)    Restricted Investments

Restricted investments consist of fixed income securities and are stated at amortized cost plus accrued interest income. At December 31, 2001 and March 31, 2002, restricted investments represent securities held in escrow to secure the Company’s future performance with regard to certain contracts and obligations, which include the interest payments required on XMSR’s 14% senior secured notes due 2010 through March 2003, payments under the Hughes Electronics Corporation (“Hughes”) terrestrial repeater contract, and certain facility leases and other secured credits. At December 31, 2001 and March 31, 2002, the securities included in restricted investments consist of US Treasury strips of $66.0 million and $44.1 million, respectively, that are restricted to provide for the remaining two of the first six scheduled interest payments on XMSR’s 14% senior secured notes due 2010, $2.9 million and $3.1 million, respectively, in money market funds for scheduled milestone payments under the Hughes contract, and $3.8 million in certificates of deposit to collateralize letters of credit required by facility leases and other secured credits. The US Treasury strips are classified as held-to-maturity securities under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fourth interest payment on XMSR’s 14% senior secured notes due 2010 of $22.75 million was paid on March 15, 2002.

(6)    Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives:

Satellite system and space craft control facilities	17.5 years
Terrestrial repeater network	5-10 years
Broadcast facilities	3-7 years
Computer systems	3-7 years
Building and improvements	20 years
Furniture and fixtures	3-7 years
Equipment under capital leases and leasehold improvements	Lesser of useful life or remaining lease term

Depreciation of the Company’s in-orbit satellites commenced in May and June 2001 upon their acceptance from Boeing Satellite Systems International, Inc. (“BSS”). Amortization of the DARS license and depreciation of the ground systems/spacecraft control facilities and related computer systems commenced on September 25, 2001, which was the date the service was launched in the Company’s lead markets. Depreciation of the broadcast facilities and the terrestrial repeaters commenced when they were placed in service.

In September 2001, BSS advised the Company of a progressive degradation problem with the solar array output power of 702 class satellites, including XM “Rock” and XM “Roll”. At the present time, the output power of the solar arrays and the broadcast signal strength are above minimum acceptable levels and are expected to remain that way at least through 2005, permitting full operation of the XM System (based on patterns projected by BSS). The Company has advised its insurance carriers of the situation. Since the issue is common to 702 class satellites, the manufacturer is closely watching the progression of the problem, including data from a satellite in orbit approximately 18 months longer than XM “Rock” and XM “Roll.” With this 18-month advance visibility of performance levels, insurance arrangements in place, a spare satellite under construction that is being modified to address the solar array anomaly and availability of additional satellites, the Company believes that it will be able to launch additional satellites prior to the time the solar power problem might cause the broadcast signal strength to fall below acceptable levels. The Company’s management will continue to monitor this situation carefully over the next few years.

The Company accounts for long-lived assets in accordance with the newly adopted provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(7)    Goodwill and Other Intangible Assets

In the first quarter of 2002, the Company adopted the provisions of SFAS No. 141, Business Combinations (“SFAS No. 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

During the first quarter of 2002, the Company was required to evaluate its existing acquired intangible assets and goodwill, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company was also required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. The Company identified its DARS license, with a carrying amount of $144,042,000 at January 1, 2002, as an intangible asset having an indefinite useful life and was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Based on the Company’s analysis, it was not required to recognize any impairment.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Company is required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. The goodwill balance was $11,461,000 as of January 1, 2002. The Company identified one reporting unit and determined the carrying value and fair value of the reporting unit. The Company determined that the fair value exceeded the carrying value and that goodwill had not been impaired.

Amortization expense related to goodwill and other intangible assets was $339,000 and $524,000 for the three-month periods ended March 31, 2001 and 2002, respectively. The DARS license did not start being amortized until September 2002, when the Company commenced commercial operations and no amortization has been taken since January 1, 2002, when the Company adopted SFAS No. 142. In addition, the Company did not begin amortizing the $8,022,000 related to acquired programming agreements until September 25, 2001, when the Company commenced commercial operations. The Company is continuing to amortize intangible assets consisting of programming and receiver agreements that had a carrying value of $11,165,000 and $10,641,000, respectively, as of January 1, 2002 and March 31, 2002 over their estimated useful lives of 10 years.

(8)    Related Party Transactions

The Company had the following amounts outstanding to, or under agreements with, related parties at December 31, 2001 and March 31, 2002 (in thousands):

	December 31,	March 31,
	2001	2002
General Motors Corporation (“GM”)	$656	$1,242
Hughes	7,686	18,352
DIRECTV, Inc. (“DIRECTV”)	50	44
LCC International, Inc. (“LCCI”)	15,407	13,160
Clear Channel	2,101	—
Motient	152	152

	$26,052	$32,950

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company relied upon certain related parties for legal, marketing and technical services during the three-month periods ended March 31, 2001 and 2002. Total costs incurred in transactions with related parties are as follows (in thousands):

	Three-months ended March 31, 2001
	GM	Hughes	DIRECTV	LCCI	Clear Channel	Motient
Terrestrial repeater network engineering and manufacturing	$—	$24,473	$—	$35,539	$—	$—
Terrestrial repeater site leases	—	—	—	—	—	—
Customer care and billing operations	—	—	—	—	—	—
Sales and marketing	—	—	—	—	1,000	—
General and administrative	—	—	—	—	—	52

	Three-months ended March 31, 2002
	GM	Hughes	DIRECTV	LCCI	Clear Channel	Motient
Terrestrial repeater network engineering and manufacturing	$—	$10,927	$—	$4,515	$—	$—
Terrestrial repeater site leases	—	—	—	—	12	—
Customer care and billing operations	8	—	33	—	—	—
Sales and marketing	1,088	—	—	—	549	—
General and administrative	—	—	—	—	—	40

(a)  GM

In 1999, the Company established a distribution agreement with GM (see note 12(f)). Under the terms of the agreement, GM installs XM Radios in various models of its vehicles.

(b)  Hughes

In 1999, the Company entered into a terrestrial repeater manufacturing agreement with Hughes (see note 12(e)).

(c)  DIRECTV

In 1999, the Company entered into a consulting services agreement with DIRECTV. The agreement provides for DIRECTV professionals to aid the Company’s efforts in establishing its customer care center and billing operations on a time and materials basis.

(d)  LCCI

In 1999, the Company entered into the LCCI Services Contract (note 12 (e)), and LCCI also provides certain ongoing consulting engineering work for the Company relating to the terrestrial repeater network on a time and materials basis.

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

(f)  Motient

In 1998, the Company entered into an agreement with Motient, in which Motient would provide technical and administrative support relating to the Company’s operations. Payments for services provided under this agreement are made based on negotiated hourly rates.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)    Supplemental Cash Flows Disclosures

The Company paid $10,567,000 and $26,611,000 for interest (net of amounts capitalized) during the three-month periods ended March 31, 2001 and 2002, respectively. Additionally, the Company incurred the following non-cash financing and investing activities (in thousands):

	March 31,
	2001	2002
Completed broadcast facilities	$1,663	$—
Non-cash capitalized interest	993	—
Accrued system milestone payments	33,934	21,162
Property acquired through capital leases	4,280	—
Use of deposit/escrow for terrestrial repeater contracts	22,390	—

(10)    Equity

(a)    Stock Dividends on Preferred Stock

On February 1, 2002, the Company paid its regular quarterly dividend on its 8.25% Series B convertible redeemable preferred stock. The dividend was paid in shares of Class A common stock and 60,971 shares of Class A common stock were issued to the holders of record on January 22, 2002. The net loss attributable to common stockholders reflects the accrual and payment of the dividends to the preferred stockholders as of March 31, 2002.

On April 5, 2002, the Company announced its regular quarterly dividend on its 8.25% Series B convertible redeemable preferred stock, which was paid on May 1, 2002. The dividend was paid in shares of Class A common stock and 74,409 shares of Class A common stock were issued to the holders of record on April 19, 2002.

The terms of the Company’s 8.25% Series C convertible redeemable preferred stock provide for cumulative dividends payable in cash. Because no dividends have been declared on the Series C preferred stock, the value of the cumulative dividends has increased the liquidation preference of the Series C preferred stock. The net loss attributable to common stockholders reflects the accrual of the dividends to preferred stockholders as of March 31, 2002.

(b)    Conversion of Series C Convertible Redeemable Preferred Stock

On January 3, 2002, a Series C preferred stockholder converted 14,131 shares of Series C preferred stock to 744,446 shares of Class A common stock. This conversion resulted in a decrease of the liquidation preference for the Series C preferred stock of $15,752,000 and a decrease in the quarterly dividend requirement of $291,000. On May 2, 2002, a Series C preferred stockholder converted 20,869 shares of Series C preferred stock to 1,219,908 shares of Class A common stock. This conversion resulted in a decrease of the liquidation preference for the Series C preferred stock of $24,008,000 and a decrease in the quarterly dividend requirement of $430,000.

(c)    Class A Common Stock Offering

On April 17, 2002, the Company completed a follow-on offering of 13,387,000 shares of its Class A common stock, which yielded net proceeds of $146,638,000. On April 29, 2002, the underwriters exercised the over-allotment option and the Company issued 1,090,443 shares of Class A common stock, which resulted in net proceeds of $11,944,000. The closing of the offering caused the conversion price of the Series C preferred stock to be adjusted from $21.16 to $19.68, the exercise price of the warrants sold in March 2000 to be adjusted from $45.27 to $44.84 and the number of warrant shares to be increased to 8.859385 per warrant.

(11)    Reclassifications

Certain amounts as of and for the quarter ended March 31, 2001 have been reclassified to conform to the current presentation.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)    Commitments and Contingencies

(a)  DARS License

The Company’s DARS license is valid for eight years upon successful launch and orbital insertion of the satellites and can be extended by the Company. The DARS license requires that the Company comply with a construction and launch schedule specified by the FCC for each of the two authorized satellites, which has occurred. The FCC has the authority to revoke the authorizations and in connection with such revocation could exercise its authority to rescind the Company’s license. The Company believes that the exercise of such authority to rescind the license is unlikely. Additionally, the FCC has not yet issued final rules permitting the Company to deploy its terrestrial repeaters to fill gaps in satellite coverage. The Company is operating its repeaters on a non-interference basis pursuant to a grant of special temporary authority from the FCC, which expired March 18, 2002. On March 11, 2002, the Company applied for an extension of this special temporary authority and can continue to operate its terrestrial repeaters pursuant to the special temporary authority pending a final determination on this extension request. This authority is currently being challenged by operators of terrestrial wireless systems who have asserted that the Company’s repeaters may cause interference.

(b)  Application for Review of DARS License

One of the losing bidders for the DARS licenses filed an Application for Review by the full FCC of the Licensing Order that granted the Company its DARS license. The Application for Review alleges that a former investor had effectively taken control of the Company without FCC approval. The FCC has denied the Application for Review and the losing bidder has appealed to the United States Court of Appeals for the District of Columbia Circuit. The FCC or the U.S. Court of Appeals has the authority to overturn the award of the DARS license should they rule in favor of the losing bidder. Although the Company believes that its right to the DARS license will withstand the challenge as the former investor is no longer a stockholder in the Company, no prediction of the outcome of this challenge can be made with any certainty. The FCC’s approval of the transfer of control of the DARS license to a diffuse group of owners, granted in December 2000, is conditioned upon the outcome of the application for review.

(c)  Technology Licenses

Effective January 1, 1998, the Company entered into a technology licensing agreement with Motient and WorldSpace Management Corporation (“WorldSpace MC”) by which as compensation for certain licensed technology then under development to be used in the XM Radio System, the Company will pay up to $14,300,000 to WorldSpace MC over a ten-year period. As of March 31, 2002, the Company incurred costs of $6,696,000 payable to WorldSpace MC. Any additional amounts to be incurred under this agreement are dependent upon further development of the technology, which is at the Company’s option. No liability exists to Motient or WorldSpace MC should such developments prove unsuccessful. The Company maintains an accrual of $5,415,000 payable to WorldSpace MC, for quarterly royalty payments to be made after the Company recognizes $5,000,000 in revenue.

(d)  Satellite Contract

During the first half of 1999, the Company and BSS amended the satellite contract to construct and launch the Company’s satellites to implement a revised work timetable, payment schedule to reflect the timing of the receipt of additional funding, and technical modifications. BSS has delivered two satellites in orbit and is to complete the construction of a ground spare satellite. BSS has also provided ground equipment and software used in the XM Radio System and certain launch and operations support services. The contract also provides for in-orbit incentives to be earned depending on the performance of the in-orbit satellites over their useful lives. Such payments could total up to an additional $70,183,000 over the useful lives of the satellites. In December 2001, the Company and BSS amended the satellite contract so as to permit the deferral of approximately $31,600,000 of payments to be made under the agreement, as well as to provide certain additional rights and obligations to the Company, including the launch of the ground spare satellite on the SeaLaunch launch vehicle should the ground spare satellite be launched between specified dates. Under the amendment, deferred amounts must be repaid by December 5, 2006 and the amounts deferred bear interest at the rate of 8%, compounded annually, and are payable quarterly in arrears. As of March 31, 2002, the Company had paid $470,376,000 under the satellite contract and had accrued $1,171,000.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e)  Terrestrial Repeater System Contracts

As of March 31, 2002, the Company had incurred aggregate costs of approximately $261,866,000 for its terrestrial repeater system. These costs covered the capital costs of the design, development and installation of a system of terrestrial repeaters to cover approximately 60 cities and metropolitan areas. In August 1999, the Company signed a contract with LCCI calling for engineering and site preparation. As of March 31, 2002, the Company had paid $116,622,000 and accrued an additional $13,161,000 under this contract. The Company also entered into a contract effective October 22, 1999 with Hughes for the design, development and manufacture of the terrestrial repeaters. Payments under the contract are expected to be approximately $114,500,000, which could be modified based on the number of terrestrial repeaters that are required for the system. As of March 31, 2002, the Company had paid $96,050,000 and accrued an additional $18,351,000 under this contract.

(f)  GM Distribution Agreement

The Company has signed a long-term distribution agreement with the OnStar division of GM providing for the installation of XM radios in GM vehicles. During the term of the agreement, which expires 12 years from the commencement date of the Company’s commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The Company will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-GM vehicles that are sold for use in the United States. The Company has significant annual, fixed payment obligations to GM through 2004. These payments approximate $35,000,000 in the aggregate during this period. Additional annual fixed payment obligations beyond 2004 range from less than $35,000,000 to approximately $130,000,000 through 2009, aggregating approximately $400,000,000. In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers for the Company’s service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than 8 million GM vehicles with installed XM radios. The Company will also make available to GM bandwidth on the Company’s system. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio, Inc.’s (“Sirius Radio”) service. The agreement is subject to renegotiation if, four years after the commencement of the Company’s commercial operations and at two-year intervals thereafter GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service, starting with 1,240,000 units after four years, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. GM’s exclusivity obligations will discontinue if, four years after the Company commences commercial operations and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market. Prior to 2001, the Company had not incurred any costs under the contract. As of March 31, 2002, the Company had made $1,107,000 in payments and had accrued costs of $1,242,000 under the agreement. The Company incurred costs of $0 and $1,096,000, during the three-month periods ended March 31, 2001 and 2002, respectively.

(g)  Joint Development Agreement

On January 12, 1999, Sirius Radio, the other holder of an FCC satellite radio license, commenced an action against the Company in the United States District Court for the Southern District of New York, alleging that the Company was infringing or would infringe three patents assigned to Sirius Radio. In its complaint, Sirius Radio sought injunctive relief and money damages to the extent the Company manufactured, used or sold any product or method claimed in their patents. On February 16, 2000, this suit was resolved in accordance with the terms of a joint development agreement between the Company and Sirius Radio and both companies agreed to cross-license their respective property. Each party is obligated to fund one half of the development cost for a unified standard for satellite radios. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. The amounts for these fees or credits will be determined over time by agreement of the parties or by arbitration. The parties have yet to agree on the validity, value, use, importance and available alternatives of their respective technologies. The

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

companies have agreed to seek arbitration to resolve issues with respect to certain existing technology. If this agreement is terminated before the value of the license has been determined due to the Company’s failure to perform a material covenant or obligation, then this suit could be refiled.

(h)  Accrued Network Optimization Expenses

In December 2001, the Company determined that the planned number of terrestrial repeater sites could be reduced due to a network optimization study that was conducted. The Company established a formal plan and recognized a charge of $26,300,000 with respect to the terrestrial repeater sites no longer required. Included within the charge is $8,595,000 for costs to be incurred in 2002 related to these sites. Of this amount, $3,240,000 had been incurred as of March 31, 2002.

The Company estimated lease termination costs based upon contractual lease costs and expected negotiation results as determined by discussions with landlords and consultants. Approximately 53% of these leases are subject to master lease agreements with large tower companies. Based upon preliminary discussions with the tower companies, the Company assumed that they would be able to swap a portion of the existing sites for other sites in other areas in which terrestrial repeater networks will be developed in the future, without incurring all of the contractual obligations. As a result, the Company estimated the total of the lease termination costs would be substantially lower than the contractual lease obligations. The contractual payments amount to approximately $35,100,000. Additionally, the Company’s leases typically contain a clause that requires the Company to return a site to its original condition upon lease termination. As of March 31, 2002, the Company maintained an accrual of $5,355,000 for the estimated lease termination costs and costs to deconstruct the sites. The actual amount to be incurred could vary significantly from this estimate.

(i)  Warrants

Sony Warrant

In February 2000, the Company issued a warrant to Sony exercisable for shares of the Company’s Class A common stock. The warrant will vest at the time that the Company attains its millionth customer, and the number of shares underlying the warrant will be determined by the percentage of XM Radios that have a Sony brand name as of the vesting date. If Sony achieves its maximum performance target, the warrant will be exercisable for 2% of the total number of shares of the Company’s Class A common stock on a fully-diluted basis. The exercise price of the Sony warrant will equal 105% of fair market value of the Class A common stock on the vesting date, determined based upon the 20-day trailing average. The Company recognized $0 and $156,000 of compensation expense related to this warrant during the three-month periods ended March 31, 2001 and 2002, respectively.

CNBC Warrant

In May 2001, the Company granted a warrant to purchase 90,000 shares of Class A common stock consisting of three 30,000 share tranches to purchase shares at $26.50 per share, which expire in 11, 12, and 13 years, respectively. The warrants began to vest on September 25, 2001 when the Company reached its commercial launch and the three tranches will become exercisable on September 1, 2002, 2003, and 2004, respectively. The Company recognized $0 and $269,000 in non-cash compensation expense related to these warrants during the three-month periods ended March 31, 2001 and 2002, respectively.

(j)  Sales, Marketing and Distribution Agreements

The Company has entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, the Company is obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements. The amount of the operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the three-month periods ended March 31, 2001 and 2002, the Company incurred expenses of $300,000 and $15,045,000, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and revenue increase.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(k)  Programming Agreements

The Company has entered into various programming agreements. Under the terms of these agreements, the Company is obligated to provide payments and commissions to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. The amount of the costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the three-month periods ended March 31, 2001 and 2002, the Company incurred expenses of $0 and $6,127,000, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase as the number of subscribers and revenue increase.

EXPLANATORY NOTE

The financial statements of XM Satellite Radio Inc. and subsidiaries and the notes thereto appear on the following pages. XM Satellite Radio Inc. is a wholly-owned subsidiary of XM Satellite Radio Holdings Inc., the financial statements of which appear above.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Month Periods ended March 31, 2001 and 2002

	Three Months ended March 31,
	2001	2002
	(in thousands, except share and per share data)
Revenue:
Subscriber revenue	$—	$1,389
Ad sales revenue	—	455
Less: Agency commissions	—	(64)
Other revenue	—	5

Total revenue	—	1,785

Operating expenses:
Broadcasting operations:
Content/programming	(4,798)	(8,957)
System operations	(7,005)	(11,990)
Customer care and billing operations	(951)	(2,565)
Sales and marketing	(18,028)	(47,491)
General and administrative	(6,209)	(5,548)
Research and development	(2,983)	(2,810)
Depreciation and amortization	(1,992)	(21,933)

Total operating expenses	(41,966)	(101,294)

Operating loss	(41,966)	(99,509)
Other income (expense):
Interest income	4,744	960
Interest expense	—	(12,983)
Other expense, net	—	(101)

Net loss	(37,222)	(111,633)

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, 2001 and March 31, 2002

	December 31, 2001	March 31, 2002
	(in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$62,368	$—
Short-term investments	10,296	2,006
Restricted investments	44,861	44,231
Accounts receivable, net of allowance for doubtful accounts of $10 and $40	478	1,084
Prepaid and other current assets	15,271	16,950

Total current assets	133,274	64,271
Other assets:
Restricted investments, net of current portion	25,873	4,771
System under construction	18,597	19,585
Property and equipment, net of accumulated depreciation and amortization of $42,904 and $64,518	1,031,810	1,030,712
Goodwill and intangibles, net of accumulated amortization of $3,974 and $4,498	22,626	22,102
Other assets, net of accumulated amortization of $1,587 and $1,809	9,182	8,861

Total assets	$1,241,362	$1,150,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,308	$40,789
Accrued expenses	26,498	24,601
Accrued network optimization expenses (note 10)	8,595	5,355
Current portion of long-term debt	1,530	1,529
Due to related parties	25,900	32,798
Accrued interest	13,486	2,394

Total current liabilities	111,317	107,466
Long-term debt, net of current portion	268,934	269,196
Royalty payable, net of current portion	1,800	1,600
Other non-current liabilities	3,857	7,583

Total liabilities	385,908	385,845

Stockholder’s equity:
Common stock, par value $0.10; 3,000 shares authorized, 125 shares issued and outstanding	—	—
Additional paid-in capital	1,238,898	1,259,534
Accumulated deficit	(383,444)	(495,077)

Total stockholder’s equity	855,454	764,457

Commitments and contingencies
Total liabilities and stockholder’s equity	$1,241,362	$1,150,302

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three-Month Periods ended March 31, 2001 and 2002

	Three Months ended March 31,
	2001	2002
	(in thousands, except share data)
Cash flows from operating activities:
Net loss	$(37,222)	$(111,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	—	32
Depreciation and amortization	2,246	22,457
Amortization of high yield debt discount and deferred financing fees	—	1,049
Non-cash stock-based compensation	452	637
Changes in operating assets and liabilities:
Increase in accounts receivable	—	(638)
(Increase) decrease in prepaid and other current assets	455	(1,679)
Decrease in other assets	—	101
Increase (decrease) in accounts payable and accrued expenses	(8,139)	4,141
Increase due to related parties	—	(6,550)
Increase in accrued interest	—	(11,092)

Net cash used in operating activities	(42,208)	(103,175)

Cash flows from investing activities:
Purchase of property and equipment	(2,056)	(1,399)
Additions to system under construction	(62,648)	(7,248)
Net purchase/maturity of restricted investments	21,210	22,750
Other investing activities	(21,803)	7,272

Net cash used in investing activities	(65,297)	21,375

Cash flows from financing activities:
Proceeds from sale of common stock and capital contribution	190,589	—
Capital contribution from parent through transfer of liabilities	—	19,999
Proceeds from issuance of 14% senior secured notes and warrants	—	—
Payments for deferred financing costs	(181)	—
Payments on capital lease obligations	—	(567)

Net cash provided by financing activities	190,408	19,432

Net increase (decrease) in cash and cash equivalents	82,903	(62,368)
Cash and cash equivalents at beginning of period	203,191	62,368

Cash and cash equivalents at end of period	$286,094	$—

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)    Nature of Business

XM Satellite Radio Inc. (the “Company”), was incorporated on December 15, 1992 in the State of Delaware as a wholly-owned subsidiary of Motient Corporation (“Motient”), for the purpose of operating a digital audio radio service (“DARS”) under a license from the Federal Communications Commission (“FCC”). XM Satellite Radio Holdings Inc. (the “Parent”) was formed as a holding company for the Company on May 16, 1997.

The Company became the first digital satellite radio service in the United States of America on September 25, 2001 when it commenced commercial operations in the lead markets of Dallas, Texas and San Diego, California as part of its national rollout. On October 18, 2001, the Company continued its national rollout as it launched service in the southern half of the country and completed its national rollout on November 12, 2001. During the first quarter of 2002, the Company continued to increase the number of subscribers and advertisers.

(2)    Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of XM Satellite Radio Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the consolidated financial position of XM Satellite Radio Holdings Inc. and its subsidiaries, as of March 31, 2002, and the results of operations and cash flows for the three-month periods ended March 31, 2001 and 2002. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in its filings with the Securities and Exchange Commission.

(3)    Revenue Recognition

The Company derives revenue from subscription and activation fees as well as advertising.

Subscriber revenue, which is generally billed in advance, consists of (i) fixed charges for service, which are recognized as the service is provided and (ii) non-refundable activation fees that are recognized ratably over the expected 40-month life of the customer relationship. Direct activation costs are expensed as incurred. Sales incentives, consisting of discounts and rebates to subscribers, offset earned revenue.

The Company recognizes advertising revenue from sales of spot announcements and programming sponsorships to national advertisers that are recognized in the period in which the spot announcement or sponsorship is broadcast. Agency commissions are presented as a reduction to revenue in the Unaudited Condensed Consolidated Statement of Operations.

(4)    Restricted Investments

Restricted investments consist of fixed income securities and are stated at amortized cost plus accrued interest income. At December 31, 2001 and March 31, 2002, restricted investments represent securities held in escrow to secure the Company’s future performance with regard to certain contracts and obligations, which include the interest payments required on the Company’s 14% senior secured notes due 2010 through March 2003, payments under the Hughes Electronics Corporation (“Hughes”) terrestrial repeater contract, and certain facility leases and other secured credits. At December 31, 2001 and March 31, 2002, the securities included in restricted investments consist of US Treasury strips of $66.0 million and $44.1 million, respectively, that are restricted to provide for the remaining two of the first six scheduled interest payments on the Company’s 14% senior secured notes due 2010, $2.9 million and $3.1 million, respectively, in money market funds for scheduled milestone payments under the Hughes contract, and $1.8 million in certificates of deposit to collateralize letters of credit required by facility leases and other secured credits. The US Treasury strips are classified as held-to-maturity securities under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities. The fourth interest payment on the Company’s 14% senior secured notes due 2010 of $22.75 million was paid on March 15, 2002.

(5)    Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives:

Satellite system and space craft control facilities	17.5 years
Terrestrial repeater network	5-10 years
Broadcast facilities	3-7 years
Computer systems	3-7 years
Building and improvements.	20 years
Furniture and fixtures	3-7 years
Equipment under capital leases and leasehold improvements.	Lesser of useful life or remaining lease term

Depreciation of the Company’s in-orbit satellites commenced in May and June 2001 upon their acceptance from Boeing Satellite Systems International, Inc. (“BSS”). Amortization of the DARS license and depreciation of the ground systems/spacecraft control facilities and related computer systems commenced on September 25, 2001, which was the date the service was launched in the Company’s lead markets. Depreciation of the broadcast facilities and the terrestrial repeaters commenced when they were placed in service.

In September 2001, BSS advised the Company of a progressive degradation problem with the solar array output power of 702 class satellites, including XM “Rock” and XM “Roll”. At the present time, the output power of the solar arrays and the broadcast signal strength are above minimum acceptable levels and are expected to remain that way at least through 2005, permitting full operation of the XM System (based on patterns projected by BSS). The Company has advised its insurance carriers of the situation. Since the issue is common to 702 class satellites, the manufacturer is closely watching the progression of the problem, including data from a satellite in orbit approximately 18 months longer than XM “Rock” and XM “Roll.” With this 18-month advance visibility of performance levels, insurance arrangements in place, a spare satellite under construction that is being modified to address the solar array anomaly and availability of additional satellites, the Company believes that it will be able to launch additional satellites prior to the time the solar power problem might cause the broadcast signal strength to fall below acceptable levels. The Company’s management will continue to monitor this situation carefully over the next few years.

The Company accounts for long-lived assets in accordance with the newly adopted provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(6)    Goodwill and Other Intangible Assets

In the first quarter of 2002, the Company adopted the provisions of SFAS No. 141, Business Combinations (“SFAS No. 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

During the first quarter of 2002, the Company was required to evaluate its existing acquired intangible assets and goodwill, and to make any necessary reclassifications in order to conform with the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company was also required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. The Company identified its DARS license, with a carrying amount of $144,042,000 at January 1, 2002, as an intangible asset having an indefinite useful life and was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Based on the Company’s analysis, it was not required to recognize any impairment.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Company is required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. The goodwill balance was $11,461,000 as of January 1, 2002. The Company identified one reporting unit and determined the carrying value and fair value of the reporting unit. The Company determined that the fair value exceeded the carrying value and that goodwill had not been impaired.

Amortization expense related to goodwill and other intangible assets was $339,000 and $524,000 for the three-month periods ended March 31, 2001 and 2002, respectively. The DARS license did not start being amortized until September 2002, when the Company commenced commercial operations and no amortization has been taken since January 1, 2002, when the Company adopted SFAS No. 142. In addition, the Company did not begin amortizing the $8,022,000 related to acquired programming agreements until September 25, 2001, when the Company commenced commercial operations. The Company is continuing to amortize intangible assets consisting of programming and receiver agreements that had a carrying value of $11,165,000 and $10,641,000, respectively, as of January 1, 2002 and March 31, 2002 over their estimated useful lives of 10 years.

(7)    Related Party Transactions

The Company had the following amounts outstanding to, or under agreements with, related parties at December 31, 2001 and March 31, 2002 (in thousands):

	December 31, 2001	March 31, 2002
General Motors Corporation (“GM”)	$656	$1,242
Hughes	7,686	18,352
DIRECTV, Inc. (“DIRECTV”)	50	44
LCC International, Inc. (“LCCI”)	15,407	13,160
Clear Channel	2,101	—

	$25,900	$32,798

The Company has relied upon certain related parties for legal and technical services during the three-month period ended March 31, 2001 and 2002. Total costs incurred in transactions with related parties are as follows (in thousands):

	Three-months ended March 31, 2001
	GM	Hughes	DIRECTV	LCCI	Clear Channel	Motient	Parent
Terrestrial repeater network engineering and manufacturing	$—	$24,473	$—	$35,539	$—	$—	$—
Terrestrial repeater site leases	—	—	—	—	—	—	—
Customer care and billing operations	—	—	—	—	—	—	—
Sales and marketing	—	—	—	—	—	—	—
General and administrative	—	—	—	—	—	52	—

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three-months ended March 31, 2002
	GM	Hughes	DIRECTV	LCCI	Clear Channel	Motient	Parent
Terrestrial repeater network engineering and manufacturing	$—	$10,927	$—	$4,515	$—	$—	$—
Terrestrial repeater site leases	—	—	—	—	12	—	—
Customer care and billing operations	8	—	33	—	—	—	—
Sales and marketing	1,088	—	—	—	549	—	—
General and administrative	—	—	—	—	—	40	1,071

(a)  GM

In 1999, the Company established a distribution agreement with GM (see note 10(f)). Under the terms of the agreement, GM installs XM radios in various models of its vehicles.

(b)  Hughes

In 1999, the Company entered into a terrestrial repeater manufacturing agreement with Hughes (see note 10(e)).

(c)  DIRECTV

In 1999, the Company entered into a consulting services agreement with DIRECTV. The agreement provides for DIRECTV professionals to aid the Company’s efforts in establishing its customer care center and billing operations on a time and materials basis.

(d)  LCCI

In 1999, the Company entered into the LCCI Services Contract (note 10(e)), and LCCI also provides certain ongoing consulting engineering work for the Company relating to the terrestrial repeater network on a time and materials basis.

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

(f)  Motient

In 1998, the Company entered into an agreement with Motient, in which Motient would provide technical and administrative support relating to the Company’s operations. Payments for services provided under this agreement are made based on negotiated hourly rates. Liabilities for these services are absorbed by the Parent.

(g)  Parent

During the three-month period ended March 31, 2002, the Parent provided funding to the Company of $19,999,000. For the three-month period ended March 31, 2002, the Company incurred costs relating to the rental of office space with the Parent of $1,189,000.

On April 17, 2002, the Parent completed a follow-on offering of 13,387,000 shares of its Class A common stock, which yielded net proceeds of $146,638,000. On April 29, 2002, the underwriters exercised the over-allotment option and the Company issued 1,090,443 shares of Class A Common Stock, which resulted in net proceeds of $11,944,000. The proceeds from these issuances will be used to fund operations of the Company.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8)    Supplemental Cash Flows Disclosures

The Company paid $10,567,000 and $22,932,000 for interest (net of amounts capitalized) during the three-month periods ended March 31, 2001 and 2002. Additionally, the Company incurred the following non-cash financing and investing activities (in thousands):

	March 31,
	2001	2002
Completed broadcast facilities	$1,663	$—
Non-cash capitalized interest	993	—
Accrued system milestone payments	33,934	21,162
Property acquired through capital leases	4,280	—
Use of deposit/escrow for terrestrial repeater contracts	22,390	—

(9)    Reclassifications

Certain amounts as of and for the quarter ended March 31, 2001 have been reclassified to conform to the current presentation.

(10)    Commitments and Contingencies

(a)  DARS License

The Company’s DARS license is valid for eight years upon successful launch and orbital insertion of the satellites and can be extended by the Company. The DARS license requires that the Company comply with a construction and launch schedule specified by the FCC for each of the two authorized satellites, which has occurred. The FCC has the authority to revoke the authorizations and in connection with such revocation could exercise its authority to rescind the Company’s license. The Company believes that the exercise of such authority to rescind the license is unlikely. Additionally, the FCC has not yet issued final rules permitting the Company to deploy its terrestrial repeaters to fill gaps in satellite coverage. The Company is operating its repeaters on a non-interference basis pursuant to a grant of special temporary authority from the FCC, which expired March 18, 2002. On March 11, 2002, the Company applied for an extension of this special temporary authority and can continue to operate its terrestrial repeaters pursuant to the special temporary authority pending a final determination on this extension request. This authority is currently being challenged by operators of terrestrial wireless systems who have asserted that the Company’s repeaters may cause interference.

(b)  Application for Review of DARS License

One of the losing bidders for the DARS licenses filed an Application for Review by the full FCC of the Licensing Order that granted the Company its DARS license. The Application for Review alleges that a former investor had effectively taken control of the Company without FCC approval. The FCC has denied the Application for Review and the losing bidder has appealed to the United States Court of Appeals for the District of Columbia Circuit. The FCC or the U.S. Court of Appeals has the authority to overturn the award of the DARS license should they rule in favor of the losing bidder. Although the Company believes that its right to the DARS license will withstand the challenge as the former investor is no longer a stockholder in the Parent, no prediction of the outcome of this challenge can be made with any certainty. The FCC’s approval of the transfer of control of the DARS license to a diffuse group of owners, granted in December 2000, is conditioned upon the outcome of the application for review.

(c)  Technology Licenses

Effective January 1, 1998, the Company entered into a technology licensing agreement with Motient and WorldSpace Management Corporation (“WorldSpace MC”) by which as compensation for certain licensed technology then under development to be used in the XM Radio System, the Company will pay up to $14,300,000 to WorldSpace MC over a ten-year period. As of March 31, 2002, the Company incurred costs of $6,696,000 payable to WorldSpace MC. Any additional amounts to be incurred under this agreement are dependent upon further development of the technology, which is at the Company’s option. No liability exists to Motient or WorldSpace MC

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

should such developments prove unsuccessful. The Company maintains an accrual of $5,415,000 payable to WorldSpace MC, for quarterly royalty payments to be made after the Company recognizes $5,000,000 in revenue.

(d)  Satellite Contract

During the first half of 1999, the Company and BSS amended the satellite contract to construct and launch the Company’s satellites to implement a revised work timetable, payment schedule to reflect the timing of the receipt of additional funding, and technical modifications. BSS has delivered two satellites in orbit and is to complete the construction of a ground spare satellite. BSS has also provided ground equipment and software used in the XM Radio System and certain launch and operations support services. The contract also provides for in-orbit incentives to be earned depending on the performance of the in-orbit satellites over their useful lives. Such payments could total up to an additional $70,183,000 over the useful lives of the satellites. In December 2001, the Company and BSS amended the satellite contract so as to permit the deferral of approximately $31,600,000 of payments to be made under the agreement, as well as to provide certain additional rights and obligations to the Company, including the launch of the ground spare satellite on the SeaLaunch launch vehicle should the ground spare satellite be launched between specified dates. Under the amendment, deferred amounts must be repaid by December 5, 2006 and the amounts deferred bear interest at the rate of 8%, compounded annually, and are payable quarterly in arrears. As of March 31, 2002, the Company had paid $470,376,000 under the satellite contract and had accrued $1,171,000.

(e)  Terrestrial Repeater System Contracts

As of March 31, 2002, the Company had incurred aggregate costs of approximately $261,866,000 for its terrestrial repeater system. These costs covered the capital costs of the design, development and installation of a system of terrestrial repeaters to cover approximately 60 cities and metropolitan areas. In August 1999, the Company signed a contract with LCCI calling for engineering and site preparation. As of March 31, 2002, the Company had paid $116,622,000 and accrued an additional $13,161,000 under this contract. The Company also entered into a contract effective October 22, 1999 with Hughes for the design, development and manufacture of the terrestrial repeaters. Payments under the contract are expected to be approximately $114,500,000, which could be modified based on the number of terrestrial repeaters that are required for the system. As of March 31, 2002, the Company had paid $96,050,000 and accrued an additional $18,351,000 under this contract.

(f)  GM Distribution Agreement

The Company has signed a long-term distribution agreement with the OnStar division of GM providing for the installation of XM radios in GM vehicles. During the term of the agreement, which expires 12 years from the commencement date of the Company’s commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The Company will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-GM vehicles that are sold for use in the United States. The Company has significant annual, fixed payment obligations to General Motors through 2004. These payments approximate $35,000,000 in the aggregate during this period. Additional annual fixed payment obligations beyond 2004 range from less than $35,000,000 to approximately $130,000,000 through 2009, aggregating approximately $400,000,000. In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers for the Company’s service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than 8 million GM vehicles with installed XM radios. The Company will also make available to GM bandwidth on the Company’s systems. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio, Inc.’s (“Sirius Radio”) service. The agreement is subject to renegotiation if, four years after the commencement of the Company’s commercial operations and at two-year intervals thereafter GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service, starting with 1,240,000 units after four years, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiation. GM’s exclusivity obligations will discontinue if, four years after the Company commences commercial operations and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

satellite digital radio service market. Prior to 2001, the Company had not incurred any costs under the contract. As of March 31, 2002, the Company had made $1,107,000 in payments and had accrued costs of $1,242,000 under the agreement. The Company incurred costs of $0 and $1,096,000, during the three-month periods ended March 31, 2001 and 2002, respectively.

(g)  Joint Development Agreement

On January 12, 1999, Sirius Radio, the other holder of an FCC satellite radio license, commenced an action against the Company in the United States District Court for the Southern District of New York, alleging that the Company was infringing or would infringe three patents assigned to Sirius Radio. In its complaint, Sirius Radio sought injunctive relief and money damages to the extent the Company manufactured, used or sold any product or method claimed in their patents. On February 16, 2000, this suit was resolved in accordance with the terms of a joint development agreement between the Company and Sirius Radio and both companies agreed to cross-license their respective property. Each party is obligated to fund one half of the development cost for a unified standard for satellite radios. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. The amounts for these fees or credits will be determined over time by agreement of the parties or by arbitration. The parties have yet to agree on the validity, value, use, importance and available alternatives of their respective technologies. The companies have agreed to seek arbitration to resolve issues with respect to certain existing technology. If this agreement is terminated before the value of the license has been determined due to the Company’s failure to perform a material covenant or obligation, then this suit could be refiled.

(h)  Accrued Network Optimization Expenses

In December 2001, the Company determined that the planned number of terrestrial repeater sites could be reduced due to a network optimization study that was conducted. The Company established a formal plan and recognized a charge of $26,300,000 with respect to the terrestrial repeater sites no longer required. Included within the charge is $8,595,000 for costs to be incurred in 2002 related to these sites. Of this amount, $3,240,000 had been incurred as of March 31, 2002.

The Company estimated lease termination costs based upon contractual lease costs and expected negotiation results as determined by discussions with landlords and consultants. Approximately 53% of these leases are subject to master lease agreements with large tower companies. Based upon preliminary discussions with the tower companies, the Company assumed that they would be able to swap a portion of the existing sites for other sites in other areas in which terrestrial repeater networks will be developed in the future, without incurring all of the contractual obligations. As a result, the Company estimated the total of the lease termination costs would be substantially lower than the contractual lease obligations. The contractual payments amount to approximately $35,100,000. Additionally, the Company’s leases typically contain a clause that requires the Company to return a site to its original condition upon lease termination. As of March 31, 2002, the Company maintained an accrual of $5,355,000 for the estimated lease termination costs and costs to deconstruct the sites. The actual amount to be incurred could vary significantly from this estimate.

(i)  Sales, Marketing and Distribution Agreements

The Company has entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, the Company is obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements. The amount of the operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the three-month periods ended March 31, 2001 and 2002, the Company incurred expenses of $300,000 and $15,045,000, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and revenue increase.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(j)  Programming Agreements

The Company has entered into various programming agreements. Under the terms of these agreements, the Company is obligated to provide payments and commissions to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. The amount of the costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the three-month periods ended March 31, 2001 and 2002, the Company incurred expenses of $0 and $6,127,000, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase as the number of subscribers and revenue increase.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections herein, including statements regarding the development of our business, the markets for our services, our anticipated capital expenditures, and other similar statements are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements use such words as “plans,” “expects,” “will,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believes,” “anticipates,” “intends,” “may,” “should,” “continue,” “seek,” “could” and other similar reasonable expressions. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the “Cautionary Statements”) include, without limitation, the key factors that have a direct bearing on our future results of operations. These are our need for additional financing; unproven market for our service; dependence on Boeing Satellite Systems International, Inc., LCC International, Inc. and Hughes Electronics Corporation and consumer electronics manufacturers; the availability of receivers and antennas; unproven application of existing technology; difficulties in developing with Sirius Radio a unified standard for satellite radio, as well as other risks referenced from time to time in filings with the SEC, including XM Satellite Radio Holdings Inc.’s Form 8-K, filed April 8, 2002. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect the occurrence of unanticipated events.

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included herewith, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and notes thereto for the three-year period ended December 31, 2001, included in our Annual Report on Form 10-K.

Introduction

This quarterly report is filed jointly by XM Satellite Radio Holdings Inc. (“Holdings”) and XM Satellite Radio Inc. (“XM”). XM is a wholly-owned subsidiary of Holdings. Accordingly, the management’s discussion and analysis section of this report focuses on the financial condition and results of operations of Holdings but contains an explanation of any differences between the two companies.

Overview

XM was incorporated in Delaware in 1992 as a wholly-owned subsidiary of Motient Corporation. Holdings became a holding company for XM in early 1997.

We emerged from the development stage in the fourth quarter of 2001 following the commercial launch of our service on a nationwide basis on November 12, 2001. We commenced commercial service of XM Radio in San Diego and Dallas/Ft. Worth on September 25, 2001, expanded across the southern half of the United States in mid-October and launched nationwide on November 12, 2001. During the first quarter of 2002, we continued to increase subscribers to 76,242 at March 31, 2002.

Since our inception in December 1992, we have devoted our efforts to establishing and commercializing the XM Radio system. Our activities were fairly limited until 1997, when we pursued and obtained regulatory approval from the FCC to provide satellite radio service (which we refer to as the DARS license). Prior to our commercial launch, our principal activities included:

•
designing and developing the XM Radio system, including launching our satellites, “Rock” and “Roll,” completing our state-of-the-art broadcast studio facilities, completing our ground segment, implementing our terrestrial network build-out, and validating XM radios on the XM radio system;

•	executing contracts with specialty programmers, retail distributors, radio manufacturers and car manufacturers;

•	receiving temporary FCC authority to operate our national repeater network; and

•	securing financing for working capital and capital expenditures.

To finance the establishment and commercialization of our system and fund the substantial losses incurred to date, we have raised net proceeds of approximately $1.7 billion to date, including our April 2002 offering, from issuances of equity and debt to investors and strategic partners, as further described under the heading “Liquidity and Capital Resources — Funds Raised to Date.”

Although our system is substantially completed, we expect to incur significant operating losses for the next few years as we seek to increase the number of subscribers and develop a stream of cash flow sufficient to cover operating costs. We also have significant outstanding contracts and commercial commitments that need to be paid over the next several years, including payments for work previously performed in constructing our system and to fund marketing and distribution costs and repayment of long-term debt, as further described below under the heading “Liquidity and Capital Resources — Contractual Obligations and Commercial Commitments.” Our ability to become profitable ultimately depends upon our substantially increasing the number of our subscribers as well as a number of other factors, as identified below under the heading “Liquidity and Capital Resources — Funds Required in 2002 and Beyond.”

Results of Operations

Three Months Ended March 31, 2002 Compared With Three Months Ended March 31, 2001

XM Satellite Radio Holdings Inc. and Subsidiaries

Revenue.    Our revenue consists primarily of subscription fees and advertising revenue. Revenue from subscribers consists of our monthly $9.99 subscription fee, which is recognized as the service is provided, and a non-refundable activation fee, which is recognized on a pro-rata basis over an estimated term for the subscriber relationship (which estimate we expect to be further refined over the next few years as additional historical data becomes available). Our subscriber arrangements are cancelable, without penalty. Payments received from subscribers receiving our service under promotional offers are not included as revenue until the promotional period has elapsed, as these subscribers are not obligated to continue receiving our service beyond the promotional period. Sales incentives, consisting of discounts and rebates to subscribers, offset earned revenue. Advertising revenue consists of sales of spot announcements and program sponsorships to national advertisers that are recognized in the period in which the spot announcement or sponsorship is broadcast. Agency commissions are presented as a reduction to revenue in the Unaudited Condensed Consolidated Statement of Operations, which is consistent with industry practice.

We recognized revenue of $1,785,000 during the three-month period ended March 31, 2002, compared with $0 during the three-month period ended March 31, 2001. Total revenue during the three-month period ended March 31, 2002 included $1,389,000 in subscriber revenue and $455,000 in advertising revenue less sales commissions of $64,000. As of March 31, 2002, we had 76,242 subscribers, an increase of 48,509 from December 31, 2001 or 175%. We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those who are currently in promotional periods. We expect revenue to increase during the remainder of 2002 as we continue to add subscribers and attract additional advertisers.

Average monthly revenue per subscriber was approximately $9.29 during the three-month period ended March 31, 2002, compared with $0 during the three-month period ended March 31, 2001. Average monthly revenue per subscriber is derived from the total earned subscription revenue (excluding promotions and rebates) plus earned amortization of activation fees over the daily weighted average number of subscribers for the quarter. Average monthly revenue per subscriber is not a measure of financial performance under generally accepted accounting principles. While there can be no assurances, we expect modest increases in the average monthly revenue per subscriber during the remainder of 2002.

Broadcasting Operations.    Broadcasting operations expense was $23.2 million during the three-month period ended March 31, 2002, compared with $12.8 million during the three-month period ended March 31, 2001, an increase of $10.4 million or 81%. Broadcasting operations expense consists of content/programming expense, system operations and customer care and billing operations.

Content/Programming—Content/programming expense was $9.0 million during the three-month period ended March 31, 2002, compared with $4.8 million during the three-month period ended March 31, 2001, an increase of $4.2 million or 88%. This increase was the result of the cost of content and headcount, third party programming fees, and estimates of royalties owed to performing rights organizations. We expect programming expense to increase as advertising revenue increases.

System Operations—System operations expense was $11.7 million during the three-month period ended March 31, 2002, compared with $7.0 million during the three-month period ended March 31, 2001, an increase of $4.7 million or 67%. This increase primarily resulted from the operation of our satellites and terrestrial repeater network. We expect this expense to increase during the remainder of 2002.

Customer Care and Billing Operations—Customer care and billing operations expense was $2.6 million during the three-month period ended March 31, 2002, compared with $1.0 million during the three-month period ended March 31, 2001, an increase of $1.6 million or 160%. This increase resulted from our commencement of commercial operations. We expect customer care and billing operations expense to increase during the remainder of 2002 as we add subscribers.

Sales and Marketing.    Sales and marketing expense was $47.5 million during the three-month period ended March 31, 2002, compared with $18.0 million during the three-month period ended March 31, 2001, an increase of $29.5 million or 164%. Sales and marketing expense increased as a result of our commencement of commercial operations and includes expenses related to our distribution partners, subscriber acquisition costs, personnel, advertising creation and media costs and significant pre-operations costs. We currently provide incentives and subsidies for the manufacture, purchase, installation and activation of XM radios in order to attract new subscribers. Consequently, our subscriber acquisition costs are significant, as they total approximately $9.4 million during the three-month period ended March 31, 2002, compared with $0 during the three-month period ended March 31, 2001. We consider subscriber acquisition costs to include radio manufacturer subsidies, certain sales, activation and installation commissions, and subscriber product- and hardware-related incentives. Subscriber acquisition costs do not include ongoing loyalty payments to retailers and distribution partners, payments under revenue sharing arrangements with radio manufacturers and certain guaranteed payments to General Motors. Subscriber acquisition cost is not a measure of financial performance under generally accepted accounting principles. We expect sales and marketing expense to increase during the remainder of 2002 as we add subscribers.

General and Administrative.    General and administrative expense was $4.3 million during the three-month period ended March 31, 2002, compared with $6.4 million during the three-month period ended March 31, 2001, a decrease of $2.1 million or 33%. The decrease reflects consulting expense in 2001 in preparation for commercial launch. We anticipate general and administrative expense to remain relatively stable during the remainder of 2002.

Research and Development.    Research and development expense was $2.8 million during the three-month period ended March 31, 2002, compared with $3.0 million during the three-month period ended March 31, 2001, a decrease of $0.2 million or 6.7%. The decrease in research and development expense primarily resulted from activity relating to our system technology development, including chipset design and uplink technology, during the three-month period ended March 31, 2001. We expect research and development expense to increase during the remainder of 2002 as we work toward developing our next generation chipset technologies.

Depreciation and Amortization.    Depreciation and amortization expense was $22.3 million during the three-month period ended March 31, 2002, compared with $2.0 million during the three-month period ended March 31, 2001, an increase of $20.3 million or 1015%. The increase in depreciation and amortization expense primarily resulted from our taking delivery of major components of our system after March 31, 2001, including our two satellites and terrestrial repeater network. We expect depreciation and amortization expense to remain relatively stable during the remainder of 2002. During the three-month period ended March 31, 2002, we ceased to amortize goodwill and our DARS license in accordance with our adoption of a new accounting standard.

Interest Income.    Interest income was $1.7 million during the three-month period ended March 31, 2002, compared with $5.2 million during the three-month period ended March 31, 2001, a decrease of $3.5 million or 67%. The decrease was the result of lower average balances of cash and cash equivalents during the three-month period ended March 31, 2002 as well as lower yields on our investments due to market conditions.

Interest Expense.    We incurred interest costs of $16.0 million and $13.4 million during the three-month periods ended March 31, 2002 and 2001, respectively. We capitalized interest costs of $13.4 million associated with our DARS license and the XM Radio system during the three-month period ended March 31, 2001 and expensed $16.0 million during the three-month period ended March 31, 2002. The interest capitalization threshold was exceeded in the second quarter of 2001.

Net Loss.    Net loss for the three-month period ended March 31, 2002 was $112.2 million, compared with $36.9 million for the three-month period ended March 31, 2001, an increase of $75.3 million or 204%. The increase primarily reflects increases in broadcasting operations expense, sales and marketing expense, depreciation and amortization expense and interest expense in connection with our commencement of commercial operations.

EBITDA.    EBITDA for the three-month period ended March 31, 2002 was ($75.9 million), compared with ($40.0 million) for the three-month period ended March 31, 2001, a decrease of $35.9 million or 90%. EBITDA means earnings (loss) before interest income and expense, other income, taxes, depreciation (including amounts related to research and development) and amortization. We have included EBITDA data because it is a commonly used measure. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income (loss) as a measure of performance or to cash flows as a measure of liquidity.

XM Satellite Radio Inc. and Subsidiaries

The results of operations for XM and its subsidiaries were substantially the same as the results for Holdings and its subsidiaries discussed above except that during the three-month period ended March 31, 2002, XM incurred additional rent expense of $1.1 million, $0.3 million less depreciation and amortization expense, $0.7 million less interest income, $3.0 million less interest expense and $0.6 million less other income. In addition, EBITDA for XM for the three-month period ended March 31, 2002 was ($79.2 million) as compared to ($75.9 million) for Holdings. The rent, depreciation and other income differences are principally related to XM’s rental of its corporate headquarters from Holdings due to Holdings’ ownership of the building since August 2001. The interest income and expense differences were principally related to the components of cash and debt held at each company.

Liquidity and Capital Resources

At March 31, 2002, we had total cash, cash equivalents and short-term investments of $112.4 million, which excludes $51.0 million of restricted investments, and working capital of $69.4 million, compared with cash, cash equivalents and short-term investments of $210.9 million, which excludes $72.8 million of restricted investments, and working capital of $212.1 million at December 31, 2001. The decreases in the respective balances are due primarily to the increasing capital expenditures and operating expenses for the three-month period ended March 31, 2002.

For the three-month period ended March 31, 2002, we had an operating loss of $98.4 million compared to $42.1 million for the three-month period ended March 31, 2001. At March 31, 2002, we had total assets of approximately $1.3 billion and total liabilities of $521.6 million, compared with total assets of $1.5 billion and total liabilities of $529.6 million at December 31, 2001. At March 31, 2002, we had $411.7 million of long-term debt outstanding (net of current portion), compared with $411.5 million at December 31, 2001.

Non-Cash Stock-Based Expense

We incurred non-cash compensation charges of approximately $0.6 million and $0.5 million during the three-month periods ended March 31, 2002 and 2001, respectively. These charges relate to stock options granted to employees and non-employees and warrants granted to Sony and CNBC. Additional compensation charges may result depending upon the market value of our Class A common stock at each balance sheet date.

Subscriptions

We had 76,242 subscriptions as of March 31, 2002. We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those who are currently in promotional periods. The vast majority of our subscribers pay in advance by credit card.

Funds Raised to Date

Since inception, we have raised an aggregate of approximately $1.7 billion, including the April 2002 offering, net of expenses, interest reserve and repayment of debt. These funds are expected to be sufficient, in the absence of additional financing, to cover funding needs into the first quarter of 2003 based on our current business plan and as further described under the heading “Funds Required in 2002 and Beyond.” These funds have been used to acquire our DARS license, make required payments for our system, including the satellites, terrestrial repeater system, and ground networks, and for working capital and operating expenses.

Sources of Funds.    Prior to our initial public offering, we raised approximately $167.0 million through the issuance of equity to, and receipt of loans from, Motient Corporation and a former stockholder from 1997 through January 1999. In July 1999, we issued $250.0 million of Series A subordinated convertible notes to six strategic and financial investors—General Motors, $50.0 million; Clear Channel Communications, $75.0 million; DIRECTV, $50.0 million; and Columbia Capital, Telcom Ventures, L.L.C. and Madison Dearborn Partners, $75.0 million in the aggregate. Using part of the proceeds from the issuance of the Series A subordinated convertible notes, we paid a former stockholder $75.0 million in July 1999 to redeem an outstanding loan. In October 1999, we completed our initial public offering, which yielded net proceeds of $114.1 million.

In January 2000, we completed a follow-on offering of our Class A common stock, which yielded net proceeds of $132.1 million, and an offering of our Series B convertible redeemable preferred stock, which yielded net proceeds of $96.5 million. In March 2000, we completed a private placement of units consisting of $1,000 principal amount of XM’s 14% senior secured notes due 2010 and a warrant to purchase 8.024815 shares of our Class A common stock at $49.50 per share, which yielded net proceeds of $191.5 million excluding $123.0 million for an interest reserve. In August 2000, we completed a private placement of our Series C convertible redeemable preferred stock, which yielded net proceeds of $226.8 million.

In March 2001, we completed a follow-on offering of 7,500,000 shares of Class A common stock, which yielded net proceeds of $72.0 million, and a concurrent offering of 7.75% convertible subordinated notes due 2006, convertible into shares of our Class A common stock at $12.23 per share, which yielded net proceeds of $120.7 million. In August 2001, we entered into a loan and security agreement with a lender that provided $29.0 million to purchase our corporate headquarters and incurred $0.5 million in financing costs. In December 2001, we closed a $66.0 million financing package with subsidiaries of The Boeing Company, which includes a $35.0 million loan and deferral of $31.0 million of obligations to Boeing Satellite, our satellite manufacturer. In December 2001, we also completed a follow-on offering of 11,500,000 shares of our Class A common stock, yielding net proceeds of $126.5 million.

On April 17, 2002, we completed a follow-on offering of 13,387,000 shares of our Class A common stock, which yielded net proceeds of $146.6 million. On April 29, 2002, the underwriters exercised the over-allotment option and Holdings issued 1,090,443 shares of Class A Common Stock, which resulted in net proceeds of $11.9 million. The closing of the offering caused the conversion price of the Series C preferred stock to be adjusted from $21.16 to $19.68, the exercise price of the warrants sold in March 2000 to be adjusted from $45.27 to $44.84 and the number of warrant shares to be increased to 8.859385 per warrant.

Uses of Funds.    As of March 31, 2002, we have paid $1.0 billion in capital expenditures, including approximately $90.0 million for our DARS license, which has been paid for in full, and incurred $509.7 million in operating expenses.

Satellite Contract.    During the first half of 1999, XM and Boeing Satellite amended the satellite contract to construct and launch our satellites to implement a revised work timetable, payment schedule to reflect the timing of the receipt of additional funding, and technical modifications. Boeing Satellite has delivered two satellites in orbit and is to complete the construction of a ground spare satellite. Boeing Satellite has also provided ground equipment and software used in the XM Radio System and certain launch and operations support services. The contract also provides for in-orbit incentives to be earned depending on the performance of the in-orbit satellites over their useful lives. Such payments could total up to an additional $70.2 million over the useful lives of the satellites. As of March 31, 2002, we had paid $470.4 million under the satellite contract and had accrued $1.2 million.

On December 5, 2001, XM and Boeing Satellite amended the satellite contract so as to permit the deferral of approximately $31.0 million of payments to be made under the agreement, as well as to provide certain additional rights and obligations to us, including the launch of the ground spare satellite on the SeaLaunch launch vehicle should the ground spare satellite be launched between specified dates. Under the amendment, deferred amounts must be repaid by December 5, 2006 and the amounts deferred bear interest at the rate of 8%, compounded annually, and are payable quarterly in arrears.

Launch Insurance.    As of March 31, 2002, we had launched both of our satellites and paid $44.1 million with respect to launch insurance, which has been capitalized to in-service satellites.

Terrestrial Repeater System.    As of March 31, 2002, we had incurred aggregate costs of approximately $261.9 million for our terrestrial repeater system. These costs covered the capital costs of the design, development and installation of a system of terrestrial repeaters to cover approximately 60 cities and metropolitan areas. In August 1999, we signed a contract with LCCI calling for engineering and site preparation. As of March 31, 2002, we had paid $116.6 million and accrued an additional $13.2 million under this contract. We also entered into a contract effective October 22, 1999 with Hughes for the design, development and manufacture of the terrestrial repeaters. Payments under the contract are expected to be approximately $114.5 million, which could be modified based on the number of terrestrial repeaters that are required for the system. As of March 31, 2002, we had paid $96.1 million and accrued an additional $18.4 million under this contract.

Ground Segment.    As of March 31, 2002, we incurred aggregate ground segment costs of approximately $110.9 million. These costs were related to the satellite control facilities, programming production studios and various other equipment and facilities.

DARS License.    In October 1997, we received one of two satellite radio licenses issued by the FCC. We have paid approximately $90.0 million for this license, including the initial bid right. There are no further payments required relating to the license.

Purchase of Building.    In August 2001, we acquired our corporate headquarters building for $34.0 million.

Operating Expenses.    From inception through March 31, 2002, we have incurred total operating expenses of $509.9 million.

Joint Development Agreement Funding Requirements.    We may require additional funds to pay license fees or make contributions toward the development of the technologies used to develop a unified standard for satellite radios under our joint development agreement with Sirius Radio. Each party is obligated to fund one half of the development cost for such technologies. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. In our discussions we have yet to agree on the validity, value, use, importance and available alternatives of our respective technologies. If we fail to reach agreement, the fees or credits may be determined through binding arbitration. We cannot predict at this time the amount of license fees or contribution payable by us or Sirius Radio or the size of the credits to us and Sirius Radio from the use of the other’s technology. This may require significant additional capital.

Funds Required in 2002 and Beyond

Although we commenced nationwide commercial operations in November 2001, we expect to need significant additional funds to cover our cash requirements before we generate sufficient cash flow from operations to cover our expenses. We estimate that our existing resources, which includes the net proceeds of $146.6 million from the follow-on offering of 13,387,000 shares of our Class A common stock on April 17, 2002 and the net proceeds of $11.9 million from the over-allotment the underwriters exercised on April 29, 2002, in which we sold an additional 1,090,443 shares of our Class A common stock, would be sufficient in the absence of additional financing to cover our estimated funding needs into the first quarter of 2003. We estimate that we will require additional funding thereafter. These estimates may change, and we may need additional financing in excess of these estimates. Funds will be needed to cover broadcasting operations, sales and marketing, general corporate purposes and further development of the XM Radio system. Sales and marketing expenses are expected to include joint advertising and joint development with, and manufacturing subsidies of certain costs of, some of our manufacturers and distribution partners. We cannot estimate the total amount of these operational, promotional, subscriber acquisition, joint development and manufacturing costs and expenses, however, since they vary depending upon different criteria, but they are expected to be substantial. In addition, our ability to generate revenues and ultimately to become profitable will depend upon several factors, including whether we can attract and retain enough subscribers and advertisers; whether our system continues to operate at an acceptable level; whether we compete successfully; and whether the FCC grants us all additional necessary authorizations in a timely manner.

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

Our need for additional funds may also be affected by future developments. In September 2001, we were advised by Boeing Satellite of a progressive degradation problem with the solar array output power of 702 class satellites, including XM “Rock” and XM “Roll.” At the present time, the output power of the solar arrays and the broadcast signal strength are above minimum acceptable levels and are expected to remain that way at least through 2005, permitting full operation of the XM System (based on patterns projected by Boeing Satellite). We have advised our insurance carriers of the situation and believe that should we experience a total or partial loss, we would have adequate insurance coverage, although there is no assurance that would be the case. Since the issue is common to 702 class satellites, the manufacturer is closely watching the progression of the problem, including data from a satellite in orbit approximately 18 months longer than XM “Rock” and XM “Roll.” With this 18-month advance visibility of performance levels, insurance arrangements in place, a spare satellite under construction that is being modified to address the solar array anomaly and availability of additional satellites, we believe that we will be able to launch additional satellites prior to the time the solar power problem might cause the broadcast signal strength to fall below acceptable levels. Our management will continue to monitor this situation carefully over the next few years.

Contractual Obligations and Commercial Commitments

We are obligated to make significant payments under a variety of contracts and other commercial arrangements, including the following:

Marketing and Distribution Arrangements.    We have entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, we are obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements. As previously described, we subsidize the manufacture of certain component parts of XM radios in order to provide attractive pricing to our customers. The subsidies are charged to expense when the radios are manufactured or shipped from the factory. Consequently, the expense is most often recognized in advance of when revenue, if any, is realized. The amount of these operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the three-month periods ended March 31, 2001 and 2002 we incurred expenses of $0 and $16.1 million, respectively, in relation to these agreements, of which $0 and $9.4 million, respectively, relate to subscriber acquisition costs. We consider subscriber acquisition costs to include radio manufacturer subsidies, certain sales, activation and installation commissions, and subscriber product- and hardware-related incentives. Subscriber acquisition costs do not include ongoing loyalty payments to retailers and distribution partners, payments under revenue sharing arrangements with radio manufacturers and certain guaranteed payments to General Motors. Our average subscriber acquisition cost was $123 during the three months ended March 31, 2002. Funds necessary to meet subscriber acquisition costs will be satisfied from existing cash and investment balances to the extent available. We may, however, be required to raise additional funds in the future to meet these requirements. There can be no assurance that such additional financing will be available on acceptable terms, or at all, if needed in the future. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and revenue increase.

Programming Agreements.    We have also entered into various programming agreements. Under the terms of these agreements, we are obligated to provide payments and commissions to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. The amount of the costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the three-month periods ended March 31, 2001 and 2002, we incurred expenses of $0 and $6.1 million, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and revenue increase.

General Motors Distribution Agreement.    We have significant payment obligations under our distribution agreement with General Motors. We will pay an aggregate of approximately $35 million through 2004. After that, through 2009, we will have additional fixed annual payments ranging from less than $35 million to approximately $130 million, aggregating approximately $400 million. In order to encourage the broad installation of XM radios, we have agreed to subsidize a portion of the cost of XM radios and to make incentive payments to General Motors when the owners of General Motors vehicles with installed XM radios become subscribers for the XM Radio service. We must also share with General Motors a percentage of the subscription revenue attributable to General Motors vehicles with installed XM radios. This percentage increases until there are more than eight million General Motors vehicles with installed XM radios. This agreement is subject to renegotiation if General Motors does not achieve and maintain specified installation levels, starting with 1.24 million units after four years and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to our share of the satellite digital radio market. There can be no assurances as to the outcome of any such renegotiations. General Motors’ exclusivity obligations will discontinue if, four years after we commence commercial operations and at two-year intervals thereafter, we fail to achieve and maintain specified minimum market share levels in the satellite digital radio service market. As of March 31, 2002, we had made $1.1 million in payments and had accrued costs of $1.2 million under the agreement. We incurred costs of $0 and $1.1 million, during the three-month periods ended March 31, 2001 and 2002, respectively.

Long-term debt.    In March 2000, XM issued $325.0 million aggregate principal amount of 14% senior secured notes due 2010. In connection with this financing, an interest reserve of $123.0 million was established to cover the first six interest payments, of which four have been made. Principal on the senior secured notes is payable at maturity, while interest is payable semi-annually. In March 2001, we issued $125.0 million aggregate principal amount of 7.75% convertible subordinated notes due 2006. In July and August 2001, holders of convertible subordinated notes exchanged $45.9 million of notes for 4,194,272 shares of our Class A common stock. Principal on the convertible subordinated notes is payable at maturity, while interest is payable semi-annually. In August 2001, we borrowed $29.0 million to finance the purchase of our headquarters facility. This loan is for a term of five years and bears interest at a rate based on the London Interbank Offer Rate plus an indicated spread. We make monthly payments of principal and interest on this loan. In December 2001, we borrowed $35.0 million from a subsidiary of The Boeing Company. This loan is for a term of five years and bears interest at a rate based on the

London Interbank Offer Rate plus an indicated spread. Principal is payable at maturity, while interest is payable quarterly.

Lease obligations.    We have noncancelable operating leases for office space and terrestrial repeater sites and noncancelable capital leases for equipment that expire over the next ten years. As discussed below, in December 2001, we determined that the planned number of terrestrial repeater sites could be reduced due to the relative signal strength provided by our satellites. We recognized a charge of $26.3 million with respect to terrestrial repeater sites no longer required. This charge includes a lease termination accrual of $8.6 million for 646 terrestrial repeater site leases, which would reduce the future minimum lease payments.

	Payments Due By Period
	(in thousands)
Contractual Obligations	2002	2003 and 2004	2005	2006 and Beyond	Total
GM Distribution Agreement	$3,000	$29,400	$33,500	$372,400	$438,300
Long-term debt	380	874	492	466,220	467,966
Capital Lease Obligations	1,530	4,487	141	—	6,158
Operating Lease Obligations	20,471	42,389	17,351	16,126	96,337

Total	$25,381	$77,150	$51,484	$854,746	$1,008,761

The above amounts do not include interest, which in some cases is variable in amount.

The long-term debt payments due in 2006 and beyond include the maturity of our $79.1 million of 7.75% convertible subordinated notes, our $29.0 million loan to finance the purchase of our headquarters facility and our $35.0 million borrowing from Boeing, all of which come due in 2006, and the maturity of XM’s $325.0 million of 14% senior secured notes, which come due in 2010.

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

We are a party to a long-term distribution agreement with the OnStar division of General Motors that provides for the installation of XM radios in General Motors vehicles, as further described above under the heading “Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments.” In connection with the development of our terrestrial repeater network, we are a party to a contract with Hughes Electronics Corporation and a contract with LCC International, as further described under the heading “Liquidity and Capital Resources—Funds Raised to Date.” DIRECTV has provided consulting services in connection with the development of our customer care center and billing operations. We have agreements with Clear Channel Communications, DIRECTV, Telcom Ventures and American Honda to make available use of our bandwidth. We have a sponsorship agreement with Clear Channel Entertainment to advertise our service at Clear Channel Entertainment concerts and venues. Premiere Radio Networks, a subsidiary of Clear Channel Communications, is our advertising sales representative. Motient Corporation has provided technical and administrative support for our operations. General Motors is one of our largest shareholders and Chester A. Huber, Jr., the president of OnStar, is a member of our board of directors. Hughes Electronics is our largest shareholder and is a subsidiary of General Motors. Jack Shaw, a member of our board of directors, is Chief Executive Officer of Hughes Electronics Corporation. Dr. Rajendra Singh, a member of our board of directors and a member of the board of directors of LCC International, controls the largest shareholder of LCC International. DIRECTV, a subsidiary of Hughes Electronics, is a holder of our Series C preferred stock. Randall Mays, a member of our board of directors, is executive vice president and chief financial officer of Clear Channel Communications. Our chairman, Gary Parsons, was, as of March 31, 2002, the chairman of Motient, a significant early investor and formerly our controlling stockholder.

We have incurred the following costs in transactions with the related parties described above (in thousands):

	Three Months ending March 31,	GM	Hughes	DIRECTV	LCCI	Clear Channel	Motient
Terrestrial repeater network engineering and manufacturing	2001 2002	— —	24,473 10,927	— —	35,539 4,515	— —	— —

Terrestrial repeater site leases	2001 2002	— —	— —	— —	— —	— 12	— —

Customer care and billing operations	2001 2002	— 8	— —	— 33	— —	— —	— —

Sales and marketing	2001 2002	— 1,088	— —	— —	— —	1,000 549	— —

General and administrative	2001 2002	— —	— —	— —	— —	— —	52 40

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require that we make estimates and assumptions. Our significant accounting policies are described in the notes to our consolidated financial statements. In accordance with recent Securities and Exchange Commission guidance, we have identified the following policies as possibly involving a higher degree of judgment and complexity.

•
Revenue Recognition—Revenue from subscribers consists of our monthly subscription fee, which is recognized as the service is provided, and a non-refundable activation fee, which is recognized on a pro-rata basis over an estimated term of the subscriber relationship (currently 40 months), which was based upon market studies and management’s judgment. We expect to refine this estimate as more data becomes available. Payments from customers receiving our service under promotional offers are not recognized as revenue until the promotional period has elapsed. Sales incentives, consisting of discounts and rebates to subscribers, offset earned revenue. Average monthly revenue per subscriber, which is not a measure of financial performance under generally accepted accounting principles, is derived from the total earned subscription revenue (excluding promotions and rebates) over the daily weighted average number of subscribers for the quarter, as described above under the heading “Results of Operations.”

•
Subscriber Acquisition Costs—We consider subscriber acquisition costs to include radio manufacturer subsidies, certain sales, activation and installation commissions, and subscriber product and hardware-related incentives. Subscriber acquisition costs do not include ongoing loyalty payments to retailers and distribution partners, payments under revenue sharing arrangements with radio manufacturers and certain guaranteed payments to General Motors. Subscriber acquisition cost is not a measure of financial performance under generally accepted accounting principles.

•
Useful Life of Satellites—The expected life of our satellites was extended from 15 years, the initial design life, to 17.5 years based upon updated technical estimates we received from our satellite provider following our satellite launches. We are currently evaluating the possible effect of a progressive degradation problem with the solar array output power of our satellites, as described above under the heading “Liquidity and Capital Resources—Funds Required in 2002 and Beyond.” We currently do not have sufficient information regarding the anomaly to make specific conclusions with regard to the performance of our satellites. We continue to monitor the situation and may need to adjust the life of our satellites based upon future information.

•
Accrued Network Optimization Expenses—As a result of the planned reduction of the number of terrestrial repeater sites, we recognized a charge of $26.3 million in 2001. This expense includes $17.7 million of site specific capitalized costs that were written off and a lease termination accrual of $8.6 million for 646 terrestrial repeater site leases. The contractual lease payments for the sites are $35.1 million. The accrual represents an estimate of the costs to terminate existing leases based on management’s judgment, advice of lease consultants, and early negotiations with landlords. The accrual also includes the estimated costs to deconstruct the existing sites, which are based upon quotes from contractors. This accrual could vary significantly from the actual amount incurred, which will be primarily based on our ability to negotiate lease termination settlements. Of the $8.6 million, $3.2 million has been incurred as of March 31, 2002 and we maintained an accrual of $5.4 million for the estimated lease termination costs and costs to deconstruct the sites.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2002, we do not have any derivative financial instruments and do not intend to use derivatives. We do not hold or issue any free-standing derivatives. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds. Our long-term debt includes fixed interest rates and the fair market value of the debt is sensitive to changes in interest rates. We run the risk that market rates will decline and the required payments will exceed those based on current market rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. The mortgage on our corporate headquarters has a variable interest rate that may not exceed a ceiling rate of 14% or a floor rate of 8%. Our loan from Boeing also has a variable interest rate. A change of one percentage point in the interest rate applicable to this $64.0 million of variable rate debt at March 31, 2002 would result in a fluctuation of approximately $0.6 million in our annual interest expense. Additionally, we believe that our exposure to interest rate risk is not material to our results of operations.

PART II:     OTHER INFORMATION

Item 1.    Legal Proceedings.

On January 12, 1999, Sirius Radio, the other holder of an FCC satellite radio license, commenced an action against us in the United States District Court for the Southern District of New York, alleging that we were infringing or would infringe three patents assigned to Sirius Radio. In its complaint, Sirius Radio sought injunctive relief and money damages to the extent we manufactured, used or sold any product or method claimed in their patents. This suit was dismissed without prejudice in February 2000 in accordance with the terms of a joint development agreement between XM Satellite Radio Inc. and Sirius Radio in which both companies agreed to develop a unified standard for satellite radios and license our respective intellectual property, including the patents that were the subject of the suit, for use in this joint development. Each party is obligated to fund one half of the development cost. Each party will be entitled to license fees or a credit towards its one half of the cost based upon the validity, value, use, importance and available alternatives of the technology it contributes. The amounts for these fees or credits will be determined over time by agreement of the parties or by arbitration. The parties have yet to agree on the validity, value, use, importance, and available alternatives of their respective technology. The companies have agreed to seek arbitration to resolve issues with respect to certain existing technology. If this agreement is terminated before the value of the licenses has been determined due to our failure to perform a material covenant or obligation, then this suit could be refiled.

Item 6.    Exhibits and Reports on Form 8-K.

(a)  Exhibits:

Exhibit No.	Description
3.1^	Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc.
3.2^	Restated Bylaws of XM Satellite Radio Holdings Inc.
3.3	Restated Certificate of Incorporation of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).
3.4	Amended and Restated Bylaws of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).
4.1	Form of Certificate for Holdings’ Class A common stock (incorporated by reference to Exhibit 3 to Holdings’ Registration Statement on Form 8-A, filed with the SEC on September 23, 1999).
4.2	Form of Certificate for Holdings’ 8.25% Series B Convertible Redeemable Preferred Stock (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-93529).
4.3
Certificate of Designation Establishing the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of 8.25% Series B Convertible Redeemable Preferred Stock due 2012 (incorporated by reference to Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 16, 2000).

4.4
Warrant to purchase shares of Holdings’ Class A common stock, dated February 9, 2000, issued to Sony Electronics, Inc. (incorporated by reference to Holdings’ quarterly report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 12, 2000).

4.5
Warrant Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. as Issuer and United States Trust Company of New York as Warrant Agent (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-39176).

4.6
Warrant Registration Rights Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. and Bear, Stearns & Co., Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and Lehman Brothers Inc. (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-39176).

4.7	Form of Warrant (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-39176).
4.8
Certificate of Designation Establishing the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of the 8.25% Series C Convertible Redeemable Preferred Stock due 2012 (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-39176).

4.9	Form of Certificate for Holdings’ 8.25% Series C Convertible Redeemable Preferred Stock (incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-39176).
4.10
Indenture, dated as of March 15, 2000, between XM Satellite Radio Inc. and United States Trust Company of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

4.11	Registration Rights Agreement, dated March 15, 2000, between XM Satellite Radio Inc. and Bear, Stearns & Co. Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and

Exhibit No.	Description
Lehman Brothers Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).
4.12	Form of 14% Senior Secured Note of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).
4.13
Security Agreement, dated March 15, 2000, between XM Satellite Radio Inc. and United States Trust Company of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

4.14
Pledge Agreement, dated March 15, 2000, between XM Satellite Radio Inc. and United States Trust Company of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

4.15
Indenture, dated March 6, 2001, between XM Satellite Radio Holdings Inc. and United States Trust Company of New York (incorporated by reference to Holdings’ annual report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.16
Supplemental Indenture, dated as of November 15, 2001, by and between XM Satellite Radio Inc. and The Bank of New York (successor to United States Trust Company of New York) (incorporated by reference to Holdings’ Current Report on Form 8-K, filed with the SEC on December 6, 2001).

4.17	Form of 7.75% convertible subordinated note (incorporated by reference to Holdings’ annual report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).
4.18
Customer Credit Agreement dated as of December 5, 2001 between Holdings and Boeing Capital Services Corporation (incorporated by reference to Holdings’ Current Report on Form 8-K, filed with the SEC on December 6, 2001).

4.19
Security Agreement dated as of December 5, 2001, between Holdings and Boeing Capital Services Corporation (incorporated by reference to Holdings’ Current Report on Form 8-K, filed with the SEC on December 6, 2001).

10.1
Amended and Restated Shareholders’ Agreement, dated as of August 8, 2000, by and among XM Satellite Radio Holdings Inc., Motient Corporation, Baron Asset Fund, Baron iOpportunity Fund, Baron Capital Asset Fund, Clear Channel Investments, Inc., Columbia XM Radio Partners, LLC, Columbia Capital Equity Partners III (QP), L.P., Columbia XM Satellite Partners III, LLC, DIRECTV Enterprises, Inc., General Motors Corporation, Madison Dearborn Capital Partners III, L.P., Special Advisors Fund I, LLC, Madison Dearborn Special Equity III, L.P., American Honda Motor Co., Inc. and Telcom-XM Investors, L.L.C. (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-39176).

10.2
Amended and Restated Registration Rights Agreement, dated as of August 8, 2000, by and among XM Satellite Radio Holdings Inc., Motient Corporation, Baron Asset Fund, Baron iOpportunity Fund, Baron Capital Asset Fund, Clear Channel Investments, Inc., Columbia XM Radio Partners, LLC, Columbia Capital Equity Partners III (QP), L.P., Columbia XM Satellite Partners III, LLC, DIRECTV Enterprises, Inc., General Motors Corporation, Madison Dearborn Capital Partners III, L.P., Special Advisors Fund I, LLC, Madison Dearborn Special Equity III, L.P., American Honda Motor Co., Inc. and Telcom-XM Investors, L.L.C. (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-39176).

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

Exhibit No.	Description
10.4^+
Technology Licensing Agreement by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999.

10.5	Intentionally omitted.
10.6	Intentionally omitted.
10.7^*	Amended and Restated Agreement by and between XM Satellite Radio Inc. and ST Microelectronics Srl, dated September 27, 1999.
10.8^*	Distribution Agreement, dated June 7, 1999, between OnStar, a division of General Motors Corporation, and XM Satellite Radio Inc.
10.9^*	Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and DIRECTV, INC.
10.10^*	Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and Clear Channel Communication, Inc.
10.11^*	Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and TCM, LLC.
10.12	Intentionally omitted.
10.13	Intentionally omitted.
10.14	Intentionally omitted.
10.15	Intentionally omitted.
10.16	Intentionally omitted.
10.17^	Form of Indemnification Agreement between XM Satellite Radio Holdings Inc. and each of its directors and executive officers.
10.18	1998 Shares Award Plan (incorporated by reference to Holdings’ Registration Statement on Form S-8, File No. 333-65020).
10.19^	Form of Employee Non-Qualified Stock Option Agreement.
10.20^+	Firm Fixed Price Contract #001 between XM Satellite Radio Inc. and the Fraunhofer Gesellschaft zur Foderung Der angewandten Forschung e.V., dated July 16, 1999.
10.21^+	Contract for Engineering and Construction of Terrestrial Repeater Network System by and between XM Satellite Radio Inc. and LCC International, Inc., dated August 18, 1999.
10.22	Employee Stock Purchase Plan (incorporated by reference to Holdings’ Registration Statement on Form S-8, File No. 333-65020).
10.23^	Non-Qualified Stock Option Agreement between Gary Parsons and XM Satellite Radio Holdings Inc., dated July 16, 1999.
10.24^	Non-Qualified Stock Option Agreement between Hugh Panero and XM Satellite Radio Holdings Inc., dated July 1, 1998, as amended.

10.25^	Form of Director Non-Qualified Stock Option Agreement.
10.26	Intentionally omitted.
10.27	Intentionally omitted.
10.28*
Contract for the Design, Development and Purchase of Terrestrial Repeater Equipment by and between XM Satellite Radio Inc. and Hughes Electronics Corporation, dated February 14, 2000 (incorporated by reference to Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 16, 2000).

10.29*
Joint Development Agreement, dated February 16, 2000, between XM Satellite Radio Inc. and Sirius Satellite Radio Inc. (incorporated by reference to Holdings’ quarterly report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 12, 2000).

10.30	XM Satellite Radio Holdings Inc. Talent Option Plan (incorporated by reference to Holdings’ Registration Statement on Form S-8, File No. 333-65022).
10.31
Employment Agreement, dated as of June 1, 2001, between XM Satellite Radio Holdings Inc. and Hugh Panero (incorporated by reference to Holdings’ quarterly report on Form 10-Q for the quarter ended June 30, 2001, filed with the SEC on August 13, 2001).

10.32
Form of Employment Agreement, dated as of July 1, 2001, between XM Satellite Radio Holdings Inc. and Gary Parsons (incorporated by reference to Holdings’ quarterly report on Form 10-Q for the quarter ended June 30, 2001, filed with the SEC on August 13, 2001).

10.33
Loan and Security Agreement, dated as of August 24, 2001, by and between Fremont Investment & Loan and XM 1500 Eckington LLC (incorporated by reference to Holdings’ quarterly report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 13, 2001).

10.34
Limited Recourse Obligations Guaranty, dated as of August 24, 2001, by XM Satellite Radio Holdings Inc. in favor of Fremont Investment & Loan (incorporated by reference to Holdings’ quarterly report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 13, 2001).

10.35
Assignment and Novation Agreement dated as of December 5, 2001, between Holdings, XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on December 6, 2001).

10.36+
Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery dated as of May 15, 2001 between XM Satellite Radio, Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on December 6, 2001).

10.37+
Amendment to the Satellite Purchase Contract for In-Orbit Delivery dated as of December 5, 2001 between XM Satellite Radio, Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on December 6, 2001).

^	Incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-83619.
*
Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

+	We have requested confidential treatment from the Commission of certain portions of this Exhibit.

(b)    Reports on Form 8-K:

On April 8, 2002, Holdings filed a Current Report on Form 8-K that contained certain information in connection with its offering of Class A common stock that it deemed of importance to its stockholders.

On April 12, 2002, Holdings filed a Current Report on Form 8-K that contained certain exhibits in connection with its offering of Class A common stock.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XM SATELLITE RADIO HOLDINGS INC.
(Registrant)

May 14, 2002	By: /s/ MATTHEW MCGARVEY
Matthew McGarvey, Vice President, Corporate Controller
(principal accounting officer)

XM SATELLITE RADIO INC.
(Registrant)

May 14, 2002	By: /s/ MATTHEW MCGARVEY
Matthew McGarvey, Vice President, Corporate Controller
(principal accounting officer)