Form 10-Q
period 2002-09-30
XM SATELLITE RADIO INC
filed 2002-11-15
CIK 1116317

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2002

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

Yes     ☒     No     ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of September 30, 2002)

XM SATELLITE RADIO HOLDINGS INC.

CLASS A COMMON STOCK, $0.01 PAR VALUE	91,358,068 SHARES

XM SATELLITE RADIO INC.
COMMON STOCK, $0.10 PAR VALUE	125 SHARES
(all of which are issued to XM Satellite Radio Holdings Inc.)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

XM SATELLITE RADIO INC. AND SUBSIDIARIES

-i-

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

The financial statements of Holdings and notes thereto appear on pages 2-15 of this report.

The financial statements of XM and notes thereto appear on pages 17-29 of this report.

PART I: FINANCIAL INFORMATION

Item 1:    Financial Statements

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Month and Nine-Month Periods ended September 30, 2002 and 2001

	Three Months ended September 30,		Nine Months ended September 30,
	2002	2001	2002	2001
	(in thousands, except share and per share data)
Revenue:
Subscriber revenue	$4,919	$1	$9,258	$1
Ad sales revenue	676	—	1,925	—
Less: Agency commissions	(73)	—	(234)	—
Other revenue	30	—	226	—

Total revenue	5,552	1	11,175	1

Operating expenses:
Broadcasting operations:
Content/programming	(9,516)	(7,362)	(27,997)	(19,058)
System operations	(12,646)	(11,810)	(35,671)	(27,534)
Customer care and billing operations	(4,257)	(1,028)	(10,686)	(3,610)
Sales and marketing	(35,708)	(20,887)	(129,748)	(46,235)
General and administrative	(7,068)	(5,269)	(20,150)	(18,440)
Research and development	(3,654)	(3,646)	(9,853)	(11,208)
Depreciation and amortization	(28,376)	(12,390)	(74,974)	(20,248)

Total operating expenses	(101,225)	(62,392)	(309,079)	(146,333)

Operating loss	(95,673)	(62,391)	(297,904)	(146,332)
Other income (expense):
Interest income	1,271	3,309	4,555	13,194
Interest expense	(15,797)	(6,158)	(47,428)	(7,251)
Other income (expense), net	553	258	1,676	(19)

Net loss	(109,646)	(64,982)	(339,101)	(140,408)

Series B preferred stock dividend requirement	(941)	(941)	(2,824)	(2,824)
Series C preferred stock dividend requirement	(4,125)	(4,847)	(12,948)	(14,541)

Net loss attributable to common stockholders	$(114,712)	$(70,770)	$(354,873)	$(157,773)

Net loss per share:
Basic and diluted	$(1.26)	$(1.14)	$(4.17)	$(2.65)

Weighted average shares used in computing net loss per share:
Basic and diluted	91,244,246	61,837,755	85,114,390	59,472,304

See accompanying notes to unaudited condensed consolidated financial statements.

.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2002 and December 31, 2001

	September 30, 2002	December 31, 2001
	(unaudited)
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$31,741	$182,497
Short-term investments	52,577	28,355
Restricted investments	24,677	44,861
Accounts receivable, net of allowance for doubtful accounts of $93 and $10	1,722	478
Prepaid and other current assets	12,992	15,720

Total current assets	123,709	271,911
Other assets:
Restricted investments, net of current portion	4,693	27,898
System under construction	55,016	55,056
Property and equipment, net of accumulated depreciation and amortization of $117,836 and $43,384	1,030,178	1,066,191
Goodwill and intangibles, net of accumulated amortization of $5,130 and $3,974	21,470	22,626
Other assets, net of accumulated amortization of $3,552 and $2,167	10,830	12,521

Total assets	$1,245,896	$1,456,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,701	$36,559
Accrued expenses	30,280	25,043
Accrued network optimization expenses (note 12)	2,505	8,595
Current portion of long-term debt	2,288	1,910
Due to related parties	4,340	26,052
Accrued interest	2,949	15,664
Deferred revenue	5,149	1,055

Total current liabilities	72,212	114,878
Long-term debt, net of current portion	412,918	411,520
Royalty payable, net of current portion	1,200	1,800
Due to related parties, net of current portion	7,636	—
Deferred revenue, net of current portion	1,510	—
Other non-current liabilities	3,595	1,354

Total liabilities	$499,071	$529,552

Stockholders’ equity:
Series A convertible preferred stock, par value $0.01 (liquidation preference of $102,688 at September 30, 2002 (unaudited) and December 31, 2001); 15,000,000 shares authorized, 10,786,504 shares issued and outstanding at September 30, 2002 (unaudited) and December 31, 2001	108	108
Series B convertible redeemable preferred stock, par value $0.01 (liquidation preference of $43,364 at September 30, 2002 (unaudited) and December 31, 2001); 3,000,000 shares authorized, 867,289 shares issued and outstanding at September 30, 2002 (unaudited) and December 31, 2001	9	9
Series C convertible redeemable preferred stock, par value $0.01 (liquidation preference of $235,383 and $263,664 at September 30, 2002 (unaudited) and December 31, 2001, respectively); 250,000 shares authorized, 200,000 shares and 235,000 shares issued and outstanding at September 30, 2002 (unaudited) and December 31, 2001, respectively	2	2
Series D preferred stock, par value $0.01 (liquidation preference of $0 at September 30, 2002 (unaudited) and December 31, 2001); 250,000 shares and no shares authorized at September 30, 2002 (unaudited) and December 31, 2001, respectively, no shares issued and outstanding at September 30, 2002 (unaudited) and December 31, 2001	—	—
Class A common stock, par value $0.01; 225,000,000 shares and 180,000,000 shares authorized at September 30, 2002 (unaudited) and December 31, 2001, respectively, 91,358,068 shares and 74,482,168 shares issued and outstanding at September 30, 2002(unaudited) and December 31, 2001, respectively	914	745
Class B common stock, par value $0.01; no shares and 30,000,000 shares authorized at September 30, 2002 (unaudited) and December 31, 2001, respectively, no shares issued and outstanding at September 30, 2002 (unaudited) and December 31, 2001, respectively	—	—
Class C common stock, par value $0.01; 15,000,000 shares and 30,000,000 shares authorized at September 30, 2002 (unaudited) and December 31, 2001, respectively, no shares issued and outstanding at September 30, 2002 (unaudited) and December 31, 2001	—	—
Additional paid-in capital	1,475,867	1,316,761
Accumulated deficit	(730,075)	(390,974)

Total stockholders’ equity	746,825	926,651

Commitments and contingencies
Total liabilities and stockholders’ equity	$1,245,896	$1,456,203

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine-Month Periods ended September 30, 2002 and 2001

	Nine Months ended September 30,
	2002	2001
	(in thousands)
Cash flows from operating activities:
Net loss	$(339,101)	$(140,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	241	—
Depreciation and amortization	75,608	20,896
Amortization of high yield debt discount and deferred financing fees	3,894	—
Barter revenue	(353)	—
Non-cash stock-based compensation	671	2,824
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,485)	—
(Increase) decrease in prepaid and other current assets	3,081	(7,349)
Decrease in other assets	407	—
Decrease in accounts payable and accrued expenses	(10,620)	(4,395)
Increase in deferred revenue	5,604	—
Increase due to related parties	14,226	—
Decrease in accrued interest	(12,715)	(4,270)

Net cash used in operating activities	(260,542)	(132,702)

Cash flows from investing activities:
Purchase of property and equipment	(33,122)	(47,383)
Additions to system under construction	(32,818)	(140,896)
Net purchase/maturity of restricted investments	45,500	41,326
Other investing activities	(26,323)	(37,417)

Net cash used in investing activities	(46,763)	(184,370)

Cash flows from financing activities:
Proceeds from sale of common stock	158,604	72,931
Payments on capital lease obligations	(1,813)	—
Proceeds from (payments on) mortgage	(242)	29,000
Proceeds from issuance of 7.75% convertible subordinated notes	—	125,000
Payments for deferred financing costs	—	(5,183)

Net cash provided by financing activities	156,549	221,748

Net decrease in cash and cash equivalents	(150,756)	(95,324)
Cash and cash equivalents at beginning of period	182,497	224,903

Cash and cash equivalents at end of period	$31,741	$129,579

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

As of September 30, 2002, the Company had $113.7 million of cash on hand (including $29.4 million of restricted cash), which, based on actions the Company is taking to conserve its resources, the Company intends to have last through the end of the first quarter of 2003. The Company is also currently taking steps to obtain additional funding. If the Company fails to obtain necessary financing on a timely basis, a number of adverse effects could occur. The Company could default on its commitments to creditors or others and may have to discontinue operations or seek a purchaser for its business or assets, or seek protection under the federal bankruptcy laws.

(2)    Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of XM Satellite Radio Holdings Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the consolidated financial position of XM Satellite Radio Holdings Inc. and its subsidiaries, as of September 30, 2002, and the results of operations and cash flows for the three and nine-month periods ended September 30, 2002 and 2001. The results of operations for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in its filings with the Securities and Exchange Commission.

(3)    Revenue Recognition

The Company derives revenue primarily from subscription from basic and premium services, activation fees as well as advertising.

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

The Company recognizes advertising revenue from sales of spot announcements and programming sponsorships to national advertisers that are recognized in the period in which the spot announcement or sponsorship is broadcast. Agency commissions are presented as a reduction to revenue in the Unaudited Condensed Consolidated Statements of Operations. Advertising revenue includes revenue from advertising spots aired in exchange for goods and services, which are recorded at the estimated fair value of the advertising provided and the goods and services received.

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

(5)    Restricted Investments

Restricted investments consist of fixed income securities and are stated at amortized cost plus earned interest income. At September 30, 2002 and December 31, 2001, restricted investments represent securities held in escrow to secure the Company’s future performance with regard to certain contracts and obligations, which include the interest payments required on XMSR’s 14% senior secured notes due 2010 through March 2003, payments under the Hughes Electronics Corporation (“Hughes”) terrestrial repeater contract, and certain facility leases and other secured credits. At September 30, 2002 and December 31, 2001, the securities included in restricted investments consist of US Treasury strips of $22.6 million and $66.0 million, respectively, that are restricted to provide for the remaining scheduled interest payment on XMSR’s 14% senior secured notes due 2010, $0 and $2.9 million, respectively, in money market funds for scheduled milestone payments under the Hughes contract, and $6.8 million and $3.8 million respectively, in certificates of deposit to collateralize letters of credit required by facility leases and other secured credits. The US Treasury strips are classified as held-to-maturity securities under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The next interest payment on XMSR’s 14% senior secured notes due 2010 of $22.75 million is payable on March 15, 2003.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of the restricted investments at September 30, 2002 and December 31, 2001 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
At September 30, 2002
Interest reserve	$22,576	$375	$—	$22,951
Collateral for letters of credit and other secured credit	6,794	—	—	6,794

	$29,370	$375	$—	$29,745

At December 31, 2001
Interest reserve	$66,020	$1,354	$—	$67,374
Contract escrow	2,930	—	—	2,930
Collateral for letters of credit and other secured credit	3,809	—	—	3,809

	$72,759	$1,354	$—	$74,113

(6)    Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives:

Satellite system	6.75 years
Space craft control facilities	17.5 years
Terrestrial repeater network	5-10 years
Broadcast facilities	3-7 years
Computer systems	3-7 years
Building and improvements.	20 years
Furniture and fixtures	3-7 years
Equipment under capital leases and leasehold improvements	Lesser of useful life or remaining lease term

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2001, Boeing Satellite Systems International, Inc. (“BSS”) advised the Company of a progressive degradation problem with the solar array output power of 702 class satellites, including XM “Rock” and XM “Roll”. At the present time, the output power of the solar arrays and the broadcast signal strength are above minimum acceptable levels and are expected to remain that way at least through 2005, permitting full operation of the XM System (based on patterns projected by BSS). However, the Company has launch and in-orbit insurance policies that provide coverage to the Company for a total, constructive total or partial loss of either of the Company’s satellites where such loss arises from an occurrence within the first five years after launch. The aggregate sum insured in the event of the total or constructive total loss of the Company’s satellites is $400 million ($200 million per satellite). The Company has advised its insurance carriers that the aforementioned solar array situation is likely to result in a claim under its in-orbit insurance policies. The Company believes that should it experience a total or partial loss, the Company would receive insurance payments adequate to launch its spare satellite and commence work on an additional satellite, although there is no assurance that would be the case. Since the issue is common to 702 class satellites, the manufacturer is closely watching the progression of the problem, including data from a satellite that has been in orbit longer than either of the Company’s two satellites by approximately 15 and 17 months, respectively. With this advance visibility of performance levels, insurance arrangements in place, a spare satellite under construction that is being modified to address the solar power anomaly, the ability to provide full service with Rock and Roll collocated in one orbit slot and the spare located in the other slot (which will allow the Company to use the satellites through the first quarter of 2008), availability of comparable satellites from more than one vendor, and various mitigation actions to extend the full or partial use of the satellites, the Company believes that it will be able to launch additional satellite(s) prior to the time the solar power problem might cause the broadcast signal strength to fall below minimum acceptable levels. Based on the consistency of the degradation trends (with no substantial improvement to date) and continuing analyses by BSS and the Company, management has determined that it is appropriate to adjust the estimated useful life of the Company’s in-orbit satellites, with effect from September 2002, to the period running through first quarter 2008 (approximately 6.75 years from launch). The Company will continue to monitor this situation carefully and may re-adjust the estimated useful lives of the Company’s in-orbit satellites based on future information. The Company is not recording an impairment at this time, due to its forecasted cash flows (which are sufficient to recover the system assets); however, should the Company reduce or not meet its forecasted cash flows or reduce further the estimated useful lives of the satellites, the Company may be required to record an impairment (which may be substantial) at that time. The Company has not adjusted the estimated useful lives of its space craft control facilities, as the Company believes that these facilities will continue to be of use in its system.

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2002, the Company’s management conducted a test for the recoverability of assets and, based on the analysis, determined that the Company’s projected future cash flows from operations would cover the carrying value of the Company’s long-lived assets. Accordingly, the carrying values of such assets have not been adjusted. Additional analysis will be required if actual future cash flows differ from the projected cash flows from operations.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Based on the Company’s analysis, it was not required to recognize any impairment.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Company is required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. The goodwill balance was $11,461,000 as of January 1, 2002. The Company identified one reporting unit and determined the carrying value and fair value of the reporting unit. The Company determined that the fair value exceeded the carrying value and that there were no indications that goodwill had been impaired.

Amortization expense related to goodwill and other intangible assets was $1,157,000 and $1,028,000 for the nine-month periods ended September 30, 2002 and 2001, respectively. The DARS license did not start being amortized until September 2001, when the Company commenced commercial operations and no amortization has been taken since January 1, 2002, when the Company adopted SFAS No. 142. In addition, the Company did not begin amortizing the $8,022,000 related to acquired programming agreements until September 25, 2001, when the Company commenced commercial operations. The Company is continuing to amortize intangible assets consisting of programming and receiver agreements that had a carrying value of $10,008,000, and $11,165,000, respectively, as of September 30, 2002 and January 1, 2002 over their estimated useful lives of 10 years.

During the nine-month period ended September 30, 2002, the value of the Company’s stock and other securities has been impacted by negative trends in the capital markets, and the Company’s market capitalization has fallen below the Company’s book value. Accordingly, the Company may be required to record an impairment charge during the fourth quarter of 2002 upon completing the annual impairment review required by SFAS No. 142. The Company has not yet determined the effect, if any, that this may have on its financial position or results of operations.

The following table shows what net income would have been in all periods presented exclusive of amortization expense recognized in those periods related to goodwill and indefinite-lived intangible assets (both of which are no longer amortized under the provisions of SFAS No. 142):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(amounts in thousands except per share data)
Net loss attributable to common stockholders	$(114,712)	$(70,770)	$(354,873)	$(157,773)
Add back:
Amortization of goodwill	—	231	—	685
Amortization of other intangibles	—	139	—	139

Adjusted net loss attributable to common stockholders	$(114,712)	$(70,400)	$(354,873)	$(156,949)

Per share amounts
Adjusted net loss per share	$(1.26)	$(1.14)	$(4.17)	$(2.64)

The Company expects to record approximately $1.3 million in 2002, $1.3 million in 2003, $1.3 million in 2004, $1.3 million in 2005, $1.3 million in 2006 and $4.6 million thereafter in amortization expense on currently held identifiable intangibles, which include its programming and receiver agreements.

(8)    Related Party Transactions

The Company had the following amounts due to related parties at September 30, 2002 and December 31, 2001 (in thousands):

	September 30, 2002	December 31, 2001
General Motors Corporation (“GM”)	$11,873	$656
Hughes	58	7,686
DIRECTV, Inc. (“DIRECTV”)	—	50
LCC International, Inc. (“LCCI”)	—	15,407
Clear Channel	45	2,101
Motient	—	152

Total	$11,976	$26,052

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company relied upon certain related parties for legal, marketing and technical services during the three-month and nine-month periods ended September 30, 2002 and 2001. Total costs incurred in transactions with related parties are as follows (in thousands):

	Three-months ended September 30, 2002
	GM	Hughes	DIRECTV	LCCI	Clear Channel
Terrestrial repeater network engineering and manufacturing	$—	$142	$—	$(1,273)	$—
Terrestrial repeater site leases	—	—	—	—	12
Customer care and billing operations	21	—	—	—	—
Sales and marketing	8,856	—	—	—	2,257
General and administrative	—	—	8	—	—

As a result of the final disposition of the transactions with LCCI, the Company reversed $1.3 million in previously-recognized expenses during the three-months ended September 30, 2002.

	Three-months ended September 30, 2001
	GM	Hughes	DIRECTV	LCCI	Clear Channel	Motient
Terrestrial repeater network engineering and manufacturing	$—	$25,250	$—	$14,930	$—	$—
Terrestrial repeater site leases	—	—	—	—	12	—
Customer care and billing operations	—	—	360	—	—	—
Sales and marketing	184	—	—	—	1,393	—
General and administrative	—	—	—	—	—	95

	Nine-months ended September 30, 2002
	GM	Hughes	DIRECTV	LCCI	Clear Channel
Terrestrial repeater network engineering and manufacturing	$—	$10,386	$—	$3,089	$—
Terrestrial repeater site leases	—	—	—	—	36
Customer care and billing operations	25	—	—	—	—
Sales and marketing	15,465	—	125	—	8,888

	Nine-months ended September 30, 2001
	GM	Hughes	DIRECTV	LCCI	Clear Channel	Motient
Terrestrial repeater network engineering and manufacturing	$—	$76,628	$—	$48,609	$—	$—
Terrestrial repeater site leases	—	—	—	—	24	—
Customer care and billing operations	—	—	1,525	—	—	—
Sales and marketing	209	—	—	—	3,394	—
General and administrative	—	—	—	—	—	147

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)  GM

In 1999, the Company established a distribution agreement with GM, and entered into certain clarifying amendments in June 2002 (see note 12(f)). Under the terms of the agreement, GM installs XM Radios in various models of its vehicles.

(b)  Hughes

In 1999, the Company entered into a terrestrial repeater manufacturing agreement with Hughes (see note 12(e)).

(c)  DIRECTV

In 1999, the Company entered into a consulting services agreement with DIRECTV. The agreement provided for DIRECTV professionals to aid the Company’s efforts in establishing its customer care center and billing operations on a time and materials basis. XM and DIRECTV have established a joint marketing arrangement under which advertisements and “infomercials” for XM are being broadcast on DIRECTV.

(d)  LCCI

In 1999, the Company entered into the LCCI Services Contract (note 12 (e)), and LCCI also provides certain ongoing consulting engineering work for the Company relating to the terrestrial repeater network on a time and materials basis.

(e)  Clear Channel

In 2000, the Company entered into an advertising sales agreement with Premiere Radio Networks, an affiliate of Clear Channel Communications, pursuant to which Premiere sells to advertisers the time inventory owned by the Company for advertisements to be run on XM Radio channels. Also in 2000, the Company entered into a sponsorship agreement with SFX Marketing, now known as Clear Channel Entertainment, pursuant to which the Company advertises its service at Clear Channel Entertainment events and venues. As contemplated by the Company’s Operational Assistance Agreement, Clear Channel provides programming for a number of channels on the XM system. The Company also runs advertisements on a spot and network basis on radio stations owned by Clear Channel.

(f)  Motient

In 1998, the Company entered into an agreement with Motient, in which Motient would provide technical and administrative support relating to the Company’s operations. Payments for services provided under this agreement were made based on negotiated hourly rates. Motient ceased to be a related party in 2002.

(9)    Supplemental Cash Flows Disclosures

The Company paid $52,351,000 and $11,521,000 for interest (net of amounts capitalized) during the nine-month periods ended September 30, 2002 and 2001, respectively. Additionally, the Company incurred the following non-cash investing and financing activities (in thousands):

	Nine-month periods ended September 30,
	2002	2001
System under construction placed into service	$2,147	$756,653
Non-cash capitalized interest	—	3,987
Accrued system milestone payments	9,184	29,012
Property acquired through capital leases	1,211	4,448
Use of deposit/escrow for terrestrial repeater contracts	—	77,029
Incentivized conversion of convertible notes	—	52,438

(10)    Equity

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)    Stock Dividends on Preferred Stock

The Company paid its regular 2002 quarterly dividends on its 8.25% Series B convertible redeemable preferred stock on February 1, 2002, May 1, 2002, August 1, 2002 and November 1, 2002 by issuing 60,971, 74,409, 160,235 and 285,725 shares of Class A common stock, respectively, to the respective holders of record. The net loss attributable to common stockholders reflects dividends to the preferred stockholders for the nine-month period ended September 30, 2002.

The terms of the Company’s 8.25% Series C convertible redeemable preferred stock provide for cumulative dividends payable in cash. Because no dividends have been declared on the Series C preferred stock, the value of the cumulative dividends has increased the liquidation preference of the Series C preferred stock. The net loss attributable to common stockholders reflects the accrual of the dividends to preferred stockholders for the nine-month period ended September 30, 2002.

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

(c)    Class A Common Stock Offering

On April 17, 2002, the Company completed a follow-on offering of 13,387,000 shares of its Class A common stock, which yielded net proceeds of $146,094,000. On April 29, 2002, the underwriters exercised the over-allotment option and the Company issued 1,090,443 shares of Class A common stock, which resulted in net proceeds of $11,944,000. The closing of the offering caused the conversion price of the Series C preferred stock to be adjusted from $21.16 to $19.68, the exercise price of the warrants sold in March 2000 to be adjusted from $45.27 to $44.84 and the number of warrant shares to be increased to 8.859385 per warrant.

(d)    Amendment to Certificate of Incorporation

On June 25, 2002, the Company filed an amendment to its Certificate of Incorporation, which was approved at the annual meeting of stockholders to increase the authorized number of shares of Class A common stock to 225,000,000, decrease the authorized number of shares of Class C common stock to 15,000,000 and eliminate the Class B common stock. On August 15, 2002, the Company filed an amendment to its Certificate of Incorporation to designate 250,000 shares of $0.01 par value preferred stock as Series D Junior Participating Preferred Stock. The Series D Junior Participating Preferred Stock was designated in connection with the adoption of the Shareholders’ Rights Plan. There are no outstanding shares of Series D Participating Preferred Stock as of September 30, 2002.

(e)    Shareholders’ Rights Plan

In August 2002, the Company adopted a Stockholder Rights Plan (commonly known as a “poison pill”) in which preferred stock purchase rights were granted as a dividend at the rate of one right for each share of common stock held of record as of the close of business on August 15, 2002. The rights would be exercisable only upon the occurrence of certain events relating to an unsolicited take-over or change of control of the Company.

(11)    Reclassifications

Certain amounts for the three and nine-month periods ended September 30, 2001 and as of December 31, 2001 have been reclassified to conform to the current presentation as an operating company.

(12)    Commitments and Contingencies

(a)    DARS License

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s DARS license is valid for eight years upon successful launch and orbital insertion of the satellites and can be extended by the Company. The DARS license requires that the Company comply with a construction and launch schedule specified by the FCC for each of the two authorized satellites, which has occurred. The FCC has the authority to revoke the authorizations and in connection with such revocation could exercise its authority to rescind the Company’s license. The Company believes that the exercise of such authority to rescind the license is unlikely. If necessary, the Company could seek FCC authority to launch additional satellites for use in its system, which management believes would likely be approved. Additionally, the FCC has not yet issued final rules permitting the Company to deploy its terrestrial repeaters to fill gaps in satellite coverage. The Company is operating its repeaters on a non-interference basis pursuant to a grant of special temporary authority from the FCC. This grant originally expired March 18, 2002. However, on March 11, 2002, the Company applied for an extension of this special temporary authority and the Company can continue to operate its terrestrial repeaters pursuant to the special temporary authority pending a final determination on this extension request. This authority is currently being challenged by operators of terrestrial wireless systems who have asserted that the Company’s repeaters may cause interference. The Company believes it is not likely that an FCC order would materially impact the terrestrial repeater system design currently in operation.

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

(c)    Technology Licenses

Effective January 1, 1998, the Company entered into a technology licensing agreement with Motient and WorldSpace Management Corporation (“WorldSpace MC”) by which as compensation for certain licensed technology then under development to be used in the XM Radio System, the Company will pay up to $14,300,000 to WorldSpace MC over a ten-year period. As of September 30, 2002, the Company incurred costs of $6,696,000 payable to WorldSpace MC. Any additional amounts to be incurred under this agreement are dependent upon further development of the technology, which is at the Company’s option. No liability exists to Motient or WorldSpace MC should such developments prove unsuccessful. The Company maintains a liability of $5,548,000 payable to WorldSpace MC, for quarterly royalty payments to be made after the Company recognizes $5,000,000 in quarterly revenue, which will commence in the fourth quarter of 2002 as the Company reached this milestone during the third quarter of 2002.

(d)    Satellite Contract

During the first half of 1999, the Company and BSS amended and restated the satellite contract to construct and launch the Company’s satellites to implement a revised work timetable, payment schedule to reflect the timing of the receipt of additional funding, and technical modifications. BSS has delivered two satellites in orbit and is to complete the construction of a ground spare satellite. BSS has also provided ground equipment and software used in the XM Radio System and certain launch and operations support services. The contract also provides for in-orbit incentives to be earned depending on the performance of the in-orbit satellites over their useful lives. Such payments could total up to an additional $70,183,000 over the useful lives of the satellites. In December 2001, the Company and BSS amended the satellite contract so as to permit the deferral of approximately $31,600,000 of payments to be made under the agreement, as well as to provide certain additional rights and obligations to the Company, including the launch of the ground spare satellite on the SeaLaunch launch vehicle should the ground spare satellite be launched between specified dates. Under the amendment, deferred amounts must be repaid by December 5, 2006 and the amounts deferred bear interest at the rate of 8%, compounded annually, and are payable quarterly in arrears. As of September 30, 2002, the Company had paid $470,376,000 under the satellite contract and recorded an additional liability of $2,115,000 for deferred in-orbit incentives.

(e)    Terrestrial Repeater System Contracts

As of September 30, 2002, the Company had incurred aggregate costs of approximately $266,545,000 for its terrestrial repeater system. These costs covered the capital costs of the design, development and installation of a system of terrestrial

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

repeaters to cover approximately 60 cities and metropolitan areas. In August 1999, the Company signed a contract with LCCI calling for engineering and site preparation. As of September 30, 2002, the Company had paid $128,356,000 under this contract. The Company also entered into a contract effective October 22, 1999 with Hughes for the design, development and manufacture of the terrestrial repeaters. Payments under the contract are expected to be approximately $114,500,000, which could have been modified based on the number of terrestrial repeaters that are required for the system. As of September 30, 2002, the Company had paid $113,801,000 under this contract and recorded an additional liability of $58,000.

(f)    GM Distribution Agreement

The Company has signed a long-term distribution agreement with the OnStar division of GM providing for the installation of XM radios in GM vehicles. The agreement was amended in June 2002 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of XM’s commencement of commercial operations. XM’s total cash payment obligations were not increased. During the term of the original agreement, as amended, which expires 12 years from the commencement date of the Company’s commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The Company will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-GM vehicles that are sold for use in the United States. The Company has significant annual, fixed payment obligations to GM. In light of the June 2002 clarifying amendment and GM’s initial roll-out plans, the Company has decided to recognize these payments due through November 2005, which approximate $63,600,000 on a straight-line basis. Additional annual fixed payment obligations beyond November 2005 range from less than $52,000,000 to approximately $132,900,000 through 2009, aggregating approximately $375,100,000. In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers for the Company’s service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than 8,000,000 GM vehicles with installed XM radios. The Company will also make available to GM bandwidth on the Company’s system. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio, Inc.’s (“Sirius Radio”) service. The agreement is subject to renegotiation if as of November 2005, and at two-year intervals thereafter, GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service, starting with 1,240,000 units by November 2005, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. GM’s exclusivity obligations will discontinue if, at November 2005 and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market. As of September 30, 2002, the Company had made $4,885,000 in payments and had recorded additional costs of $11,873,000 under the agreement. The Company incurred costs of $8,877,000 and $184,000 during the three-month periods ended September 30, 2002 and 2001, respectively, and $15,490,000 and $209,000, during the nine-month periods ended September 30, 2002 and 2001, respectively.

(g)    Joint Development Agreement

The Company and Sirius Radio have established a joint development agreement for the development of a unified standard for satellite radio. Under this agreement both companies have agreed to cross-license their respective intellectual property and each party is obligated to fund one half of the development cost for a unified standard for satellite radios. The prior arbitration with Sirius to resolve issues with respect to certain existing technology has been resolved and no further steps need be taken to value technologies cross-licensed under the agreement. The Company’s management believes that the ongoing cost of developing a unified standard for satellite radio will not be significant.

(h)    Accrued Network Optimization Expenses

In December 2001, the Company determined that the planned number of terrestrial repeater sites could be reduced due to a network optimization study that was conducted. The Company established a formal plan and recognized a charge of $26,300,000 with respect to the terrestrial repeater sites no longer required. Included within the charge was $8,595,000 for costs to be incurred in 2002 related to these sites.

The Company estimated lease termination costs based upon contractual lease costs and expected negotiation results as determined by discussions with landlords and consultants. Approximately 53% of these leases are subject to master lease agreements with large tower companies. Based upon preliminary discussions with the tower companies, the Company assumed that they would be able to swap a portion of the existing sites for other sites in other areas in which terrestrial repeater networks

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

will be developed in the future, without incurring all of the contractual obligations. As a result, the Company estimated the total of the lease termination costs would be substantially lower than the contractual lease obligations. The contractual payments would have amounted to approximately $35,100,000. Additionally, the Company’s leases typically contain a clause that requires the Company to return a site to its original condition upon lease termination. During the nine-month period ended September 30, 2002, the Company reviewed its estimate for costs to be incurred during the remainder of 2002 related to these sites and recognized aggregate additional charges of $3,025,000, of which $1,400,000 was recognized during the three-month period ended September 30, 2002. These additional charges were recognized as a result of the lease termination activities taking longer than previously anticipated. In aggregate, the Company has recognized $11,620,000 for costs to be incurred in 2002 in relation to these sites. Of this amount, $9,115,000 has been incurred as of September 30, 2002. As of September 30, 2002, the Company maintained a liability of $2,505,000 for the estimated lease termination costs and costs to deconstruct the sites. The actual amount to be incurred could vary significantly from this estimate.

(i)    Warrants

Sony Warrant

In February 2000, the Company issued a warrant to Sony exercisable for shares of the Company’s Class A common stock. The warrant will vest at the time that the Company attains its millionth customer, and the number of shares underlying the warrant will be determined by the percentage of XM Radios that have a Sony brand name as of the vesting date. If Sony achieves its maximum performance target, the warrant will be exercisable for 2% of the total number of shares of the Company’s Class A common stock on a fully-diluted basis. The exercise price of the Sony warrant will equal 105% of fair market value of the Class A common stock on the vesting date, determined based upon the 20-day trailing average. The Company recognized $(62,000) and $0 during the three-month periods ended September 30, 2002 and 2001, respectively, and $86,000 and $0 of compensation expense related to this warrant during the nine-month periods ended September 30, 2002 and 2001, respectively.

CNBC Warrant

In May 2001, the Company granted a warrant to purchase 90,000 shares of Class A common stock consisting of three 30,000 share tranches to purchase shares at $26.50 per share, which expire in 11, 12, and 13 years, respectively. The warrants began to vest on September 25, 2001 when the Company reached its commercial launch and the three tranches will become exercisable on September 1, 2002, 2003, and 2004, respectively. The Company recognized $(46,000) and $4,000 during the three-month periods ended September 30, 2002 and 2001, respectively, and $(11,000) and $4,000 in non-cash compensation expense related to these warrants during the nine-month periods ended September 30, 2002 and 2001, respectively.

(j)    Sales, Marketing and Distribution Agreements

The Company has entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, the Company is obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements. The amount of the operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs. The Company recognized expenses of $20,471,000 and $1,374,000 during the three-month periods ended September 30, 2002 and 2001, respectively, and $56,194,000 and $5,499,000 during the nine-month periods ended September 30, 2002 and 2001, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and revenue increase.

(k)    Programming Agreements

The Company has entered into various programming agreements. Under the terms of these agreements, the Company is obligated to provide payments and commissions to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. The amount of the costs related to these agreements cannot be estimated, but are expected to be substantial future costs. The Company recognized expenses of $4,364,000 and $577,000 during the three-month periods ended September 30, 2002 and 2001, respectively, and $17,563,000 and $1,539,000 during the nine-month periods ended September 30, 2002 and 2001, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase as the number of subscribers and advertising revenue increase.

(l)    Service Providers

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has entered into an agreement with Convergys Customer Management Group, Inc. to provide customer care functions to subscribers of the Company’s service. Convergys employees have access to the Company’s customer care systems to establish customer accounts, activate radios, update program and account information and respond to general inquiries from subscribers. The Company pays Convergys an hourly rate for each customer care representative supporting the Company’s subscribers. The Company recognized expenses of $1,642,000 and $159,000 during the three-month periods ended September 30, 2002 and 2001, respectively, and $5,357,000 and $653,000 during the nine-month periods ended September 30, 2002 and 2001, respectively, in relation to this agreement.

EXPLANATORY NOTE

The financial statements of XM Satellite Radio Inc. and subsidiaries and the notes thereto appear on the following pages. XM Satellite Radio Inc. is a wholly-owned subsidiary of XM Satellite Radio Holdings Inc., the financial statements of which appear above.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Month and Nine-Month Periods ended September 30, 2002 and 2001

	Three Months ended September 30,		Nine Months ended September 30,
	2002	2001	2002	2001
	(in thousands, except share and per share data)
Revenue:
Subscriber revenue	$4,919	$1	$9,258	$1
Ad sales revenue	676	—	1,925	—
Less: Agency commissions	(73)	—	(234)	—
Other revenue	30	—	226	—

Total revenue	5,552	1	11,175	1

Operating expenses:
Broadcasting operations:
Content/programming	(10,062)	(7,361)	(29,637)	(19,058)
System operations	(12,764)	(11,810)	(36,037)	(27,534)
Customer care and billing operations	(4,287)	(1,028)	(10,778)	(3,610)
Sales and marketing	(35,859)	(20,887)	(130,161)	(46,235)
General and administrative	(7,454)	(5,300)	(21,827)	(18,333)
Research and development	(3,654)	(3,646)	(9,853)	(11,208)
Depreciation and amortization	(28,030)	(12,255)	(73,935)	(20,112)

Total operating expenses	(102,110)	(62,287)	(312,228)	(146,090)

Operating loss	(96,559)	(62,286)	(301,053)	(146,089)
Other income (expense):
Interest income	558	3,130	2,237	12,340
Interest expense	(13,033)	(5,251)	(38,837)	(6,069)
Other income (expense), net	—	—	333	(257)

Net loss	$(109,033)	$(64,407)	$(337,320)	$(140,075)

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2002 and December 31, 2001

	September 30, 2002	December 31, 2001
	(unaudited)
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$—	$62,368
Short-term investments	12	10,296
Restricted investments	24,677	44,861
Accounts receivable, net of allowance for doubtful accounts of $93 and $10	1,722	478
Prepaid and other current assets	12,321	15,271

Total current assets	38,732	133,274
Other assets:
Restricted investments, net of current portion	—	25,873
System under construction	18,558	18,597
Property and equipment, net of accumulated depreciation and amortization of $116,320 and $42,904	996,862	1,031,810
Goodwill and intangibles, net of accumulated amortization of $5,130 and $3,974	21,469	22,626
Other assets, net of accumulated amortization of $2,252 and $1,587	9,708	9,182

Total assets	$1,085,329	$1,241,362

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$29,174	$35,308
Accrued expenses	30,616	25,443
Accrued network optimization expenses (note 10)	2,505	8,595
Current portion of long-term debt	1,908	1,530
Due to related parties	4,340	25,900
Accrued interest	2,303	13,486
Deferred revenue	5,149	1,055

Total current liabilities	75,995	111,317
Long-term debt, net of current portion	266,926	268,934
Royalty payable, net of current portion	1,200	1,800
Due to related parties, net of current portion	7,636	—
Deferred revenue, net of current portion	1,510	—
Other non-current liabilities	12,789	3,857

Total liabilities	$366,056	$385,908

Stockholder’s equity:
Common stock, par value $0.10; 3,000 shares authorized, 125 shares issued and outstanding	—	—
Additional paid-in capital	1,440,036	1,238,898
Accumulated deficit	(720,763)	(383,444)

Total stockholder’s equity	719,273	855,454

Commitments and contingencies
Total liabilities and stockholder’s equity	$1,085,329	$1,241,362

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine-Month Periods ended September 30, 2002 and 2001

	Nine Months ended September 30,
	2002	2001
	(in thousands)
Cash flows from operating activities:
Net loss	$(337,320)	$(140,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	241	—
Depreciation and amortization	74,572	20,760
Amortization of high yield debt discount and deferred financing fees	3,285	—
Barter revenue	(353)	—
Non-cash stock-based compensation	671	2,824
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,485)	—
(Increase) decrease in prepaid and other current assets	2,703	(7,128)
Increase in other assets	(1,179)	—
Increase (decrease) in accounts payable and accrued expenses	(1,040)	566
Increase in deferred revenue	5,604	—
Increase due to related parties	14,102	—
Decrease in accrued interest	(11,183)	(11,276)

Net cash used in operating activities	(251,382)	(134,329)

Cash flows from investing activities:
Purchase of property and equipment	(33,152)	(12,093)
Additions to system under construction	(32,818)	(140,896)
Net purchase/maturity of restricted investments	45,500	41,326
Other investing activities	10,831	(35,113)

Net cash used in investing activities	(9,639)	(146,776)

Cash flows from financing activities:
Proceeds from sale of common stock and capital contributions by Parent	200,466	200,346
Payments on capital lease obligations	(1,813)	—
Payments for deferred financing costs	—	(365)

Net cash provided by financing activities	198,653	199,981

Net increase (decrease) in cash and cash equivalents	(62,368)	(81,124)
Cash and cash equivalents at beginning of period	62,368	203,191

Cash and cash equivalents at end of period	$—	$122,067

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

As of September 30, 2002, the Parent had $113.7 million of cash on hand (including $29.4 million of restricted cash), which, based on actions being taken to conserve resources, the Company intends to have last through the end of the first quarter of 2003. The Company is also taking steps to obtain additional funding. If the Company fails to obtain necessary financing on a timely basis, a number of adverse effects could occur. The Company could default on its commitments to creditors or others and may have to discontinue operations or seek a purchaser for its business or assets, or seek protection under the federal bankruptcy laws.

(2)    Principles of Consolidation and Basis of Presentation

The condensed consolidated financial statements include the accounts of XM Satellite Radio Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the consolidated financial position of XM Satellite Radio Inc. and its subsidiaries, as of September 30, 2002, and the results of operations and cash flows for the nine-month periods ended September 30, 2002 and 2001. The results of operations for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year. These condensed consolidated financial statements are unaudited, and do not include all related footnote disclosures. The interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in its filings with the Securities and Exchange Commission.

(3)    Revenue Recognition

The Company derives revenue primarily from subscription from basic and premium services, activation fees as well as advertising.

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

The Company recognizes advertising revenue from sales of spot announcements and programming sponsorships to national advertisers that are recognized in the period in which the spot announcement or sponsorship is broadcast. Agency commissions are presented as a reduction to revenue in the Unaudited Condensed Consolidated Statement of Operations. Advertising revenue includes revenue from advertising spots aired in exchange for goods and services, which are recorded at the estimated fair value of the advertising provided and the goods and services received.

(4)    Restricted Investments

Restricted investments consist of fixed income securities and are stated at amortized cost plus earned interest income. At December 31, 2001 and September 30, 2002, restricted investments represent securities held in escrow to secure the Company’s future performance with regard to certain contracts and obligations, which include the interest payments required on the Company’s 14% senior secured notes due 2010 through March 2003, payments under the Hughes Electronics Corporation (“Hughes”) terrestrial repeater contract, and certain facility leases and other secured credits. At September 30, 2002 and December 31, 2001, the securities included in restricted investments consist of US Treasury strips of $22.6 million and $66.0 million, respectively, that are restricted to provide for the remaining scheduled interest payment on the Company’s 14% senior

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

secured notes due 2010, $0 and $2.9 million, respectively, in money market funds for scheduled milestone payments under the Hughes contract, and $2.1 million and $1.8 million, respectively, in certificates of deposit to collateralize letters of credit required by facility leases and other secured credits. The US Treasury strips are classified as held-to-maturity securities under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The next interest payment on the Company’s 14% senior secured notes due 2010 of $22.75 million is payable on September 15, 2002.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of the restricted investments at September 30, 2002 and December 31, 2001 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
At September 30, 2002
Interest reserve	$22,576	$375	$—	$22,951
Collateral for letters of credit and other secured credit	2,101	—	—	2,101

	$24,677	$375	$—	$25,052

At December 31, 2001
Interest reserve	$66,020	$1,354	$—	$67,374
Contract escrow	2,930	—	—	2,930
Collateral for letters of credit and other secured credit	1,784	—	—	1,784

	$70,734	$1,354	$—	$72,088

(5)    Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives:

Satellite system	6.75 years
Space craft control facilities	17.5 years
Terrestrial repeater network	5-10 years
Broadcast facilities	3-7 years
Computer systems	3-7 years
Building and improvements.	20 years
Furniture and fixtures	3-7 years
Equipment under capital leases and leasehold improvements	Lesser of useful life or remaining lease term

In September 2001, Boeing Satellite Systems International, Inc. (“BSS”) advised the Company of a progressive degradation problem with the solar output power of 702 class satellites, including XM “Rock” and XM “Roll”. At the present time, the output power of the solar arrays and the broadcast signal strength are above the minimum acceptable levels and are expected to remain that way at least through 2005, permitting full operation of the XM System (based on patterns projected by BSS). However, the Company has launch and in-orbit insurance that provide coverage to the Company for a total, constructive total or partial loss of either of the Company’s satellites where such loss arises from an occurrence within the first five years after launch. The aggregate sum insured in the event of the total or constructive total loss of the Company’s satellites is $400 million ($200 million per satellite). The Company has advised its insurance carriers that the aforementioned solar array situation is likely to result in a claim under its in-orbit insurance policies. The Company believes that should it experience a total or partial loss, the Company would

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

receive insurance payments adequate to launch its spare satellite and commence work on an additional satellite, although there is no assurance that would be the case. Since the issue is common to 702 class satellites, the manufacturer is closely watching the progression of the problem, including data from a satellite that has been in orbit longer than either of the Company’s satellites by approximately 15 and 17 months, respectively. With this advance visibility of performance levels, insurance arrangements in place, a spare satellite under construction that is being modified to address the solar power anomaly, the ability to provide full service with Rock and Roll collocated in one orbit slot and the spare located in the other slot (which will allow the Company to use the satellites through the first quarter of 2008), availability of comparable satellites from more than one vendor, and various mitigation actions to extend the full or partial use of the satellites, the Company believes that it will be able to launch additional satellites prior to the time the solar power problem might cause the broadcast signal strength to fall below minimum acceptable levels. Based on the consistency of the degradation trends (with no substantial improvement to date) and continuing analyses by BSS and the Company, management has determined that it is appropriate to adjust the estimated useful life of the Company’s in-orbit satellites, with effect from September 2002, to the period running through first quarter 2008 (approximately 6.75 years from launch). The Company will continue to monitor this situation carefully and may re-adjust the estimated useful lives of the Company’s in-orbit satellites based on future information. The Company is not recording an impairment at this time, due to its forecasted cash flows (which are sufficient to recover the system assets); however, should the Company reduce or not meet its forecasted cash flows or reduce further the estimated useful lives of the satellites, the Company may be required to record an impairment (which may be substantial) at that time. The Company has not adjusted the estimated useful lives of its space craft control facilities, as the Company believes that these facilities will continue to be of use in its system.

The Company accounts for long-lived assets in accordance with the newly adopted provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (‘SFAS No. 144”). This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At September 30, 2002, the Company’s management conducted a test for the recoverability of assets and, based on the analysis, determined that the Company’s projected future cash flows from operations would cover the carrying value of the Company’s long-lived assets. Accordingly, the carrying values of such assets have not been adjusted. Additional analysis will be required if actual future cash flows differ from the projected cash flows from operations.

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

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Company is required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. The goodwill balance was $11,461,000 as of January 1, 2002. The Company identified one reporting unit and determined the carrying value and fair value of the reporting unit. The Company determined that the fair value exceeded the carrying value and that there were no indications that goodwill had been impaired.

        Amortization expense related to goodwill and other intangible assets was $1,157,000 and $1,028,000 for the nine-month periods ended September 30, 2002 and 2001, respectively. The DARS license did not start being amortized until September 2002, when the Company commenced commercial operations and no amortization has been taken since January 1, 2002, when the

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company adopted SFAS No. 142. In addition, the Company did not begin amortizing the $8,022,000 related to acquired programming agreements until September 25, 2001, when the Company commenced commercial operations. The Company is continuing to amortize intangible assets consisting of programming and receiver agreements that had a carrying value of $10,008,000 and $11,165,000, respectively, as of September 30, 2002 and January 1, 2002 over their estimated useful lives of 10 years.

During the nine-month period ended September 30, 2002, the prices of the Parent’s stock and other securities have been impacted by negative trends in the capital markets, and the Parent’s market capitalization has fallen below the Parent’s book value. Accordingly, the Company may be required to record an impairment charge during the fourth quarter of 2002 upon completing the annual impairment review required by SFAS No. 142. The Company has not yet determined the effect, if any, that this may have on its financial position or results of operations.

The following table shows what net income would have been in all periods presented exclusive of amortization expense recognized in those periods related to goodwill and indefinite-lived intangible assets (both of which are no longer amortized under the provisions of SFAS No. 142):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(amounts in thousands except per share data)
Net loss	$(109,033)	$(64,407)	$(337,320)	$(140,075)
Add back:
Amortization of goodwill	—	231	—	231
Amortization of other intangibles	—	139	—	139

Adjusted net loss	$(109,033)	$(64,037)	$(337,320)	$(139,705)

The Company expects to record approximately $1.3 million in 2002, $1.3 million in 2003, $1.3 million in 2004, $1.3 million in 2005, $1.3 million in 2006 and $4.6 million thereafter in amortization expense on currently held identifiable intangibles which include its programming and receiver agreements.

(7)    Related Party Transactions

The Company had the following amounts due to related parties at September 30, 2002 and December 31, 2001 (in thousands):

	September 30, 2002	December 31, 2001
General Motors Corporation (“GM”)	$11,873	$656
Hughes	58	7,686
DIRECTV, Inc. (“DIRECTV”)	—	50
LCC International, Inc. (“LCCI”)	—	15,407
Clear Channel	45	2,101
Motient	—	152

Total	$11,976	$26,052

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has relied upon certain related parties for legal and technical services during the three-month and nine-month periods ended September 30, 2002 and 2001. Total costs incurred in transactions with related parties are as follows (in thousands):

	Three-months ended September 30, 2002
	GM	Hughes	DIRECTV	LCCI	Clear Channel	Parent
Terrestrial repeater network engineering and manufacturing	$—	$142	$—	$(1,273)	$—	$—
Terrestrial repeater site leases	—	—	—	—	12	—
Customer care and billing operations	21	—	—	—	—	—
Sales and marketing	8,856	—	—	—	2,257	—
General and administrative	—	—	8	—	—	1,133

As a result of the final disposition of the transactions with LCCI, the Company reversed $1.3 million in previously-recognized expenses during the three-months ended September 30, 2002.

	Three-months ended September 30, 2001
	GM	Hughes	DIRECTV	LCCI	Clear Channel	Motient	Parent
Terrestrial repeater network engineering and manufacturing	$—	$25,250	$—	$14,930	$—	$—	$—
Terrestrial repeater site leases	—	—	—	—	12	—	—
Customer care and billing operations	—	—	360	—	—	—	—
Sales and marketing	184	—	—	—	1,393	—	—
General and administrative	—	—	—	—	—	95	378

	Nine-months ended September 30, 2002
	GM	Hughes	DIRECTV	LCCI	Clear Channel	Parent
Terrestrial repeater network engineering and manufacturing	$—	$10,386	$—	$3,089	$—	$—
Terrestrial repeater site leases	—	—	—	—	36	—
Customer care and billing operations	25	—	—	—	—	—
Sales and marketing	15,465	—	125	—	8,888	—
General and administrative	—	—	—	—	—	3,401

	Nine-months ended September 30, 2001
	GM	Hughes	DIRECTV	LCCI	Clear Channel	Motient	Parent
Terrestrial repeater network engineering and manufacturing	$—	$76,628	$—	$48,609	$—	$—	$—
Terrestrial repeater site leases	—	—	—	—	24	—	—
Customer care and billing operations	—	—	1,525	—	—	—	—
Sales and marketing	209	—	—	—	3,394	—	—
General and administrative	—	—	—	—	—	147	378

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)    GM

In 1999, the Company established a distribution agreement with GM, and entered into certain clarifying amendments in June 2002 (see note 10(f)). Under the terms of the agreement, GM installs XM radios in various models of its vehicles.

(b)    Hughes

In 1999, the Company entered into a terrestrial repeater manufacturing agreement with Hughes (see note 10(e)).

(c)    DIRECTV

In 1999, the Company entered into a consulting services agreement with DIRECTV. The agreement provided for DIRECTV professionals to aid the Company’s efforts in establishing its customer care center and billing operations on a time and materials basis. XM and DIRECTV have established a joint marketing arrangement under which advertisements and “infomercials” for XM are being broadcast on DIRECTV.

(d)    LCCI

In 1999, the Company entered into the LCCI Services Contract (note 10(e)), and LCCI also provides certain ongoing consulting engineering work for the Company relating to the terrestrial repeater network on a time and materials basis.

(e)    Clear Channel

In 2000, the Company entered into an advertising sales agreement with Premiere Radio Networks, an affiliate of Clear Channel Communications, pursuant to which Premiere sells to advertisers the time inventory owned by the Company for advertisements to be run on XM Radio channels. Also in 2000, the Company entered into a sponsorship agreement with SFX Marketing, now known as Clear Channel Entertainment, pursuant to which the Company advertises its service at Clear Channel Entertainment events and venues. As contemplated by the Company’s Operational Assistance Agreement, Clear Channel provides programming for a number of channels on the XM system. The Company also runs advertisements on a spot and network basis on radio stations owned by Clear Channel.

(f)    Motient

In 1998, the Company entered into an agreement with Motient, in which Motient would provide technical and administrative support relating to the Company’s operations. Payments for services provided under this agreement were made based on negotiated hourly rates. Motient ceased to be a related party in 2002.

(g)    Parent

On April 17, 2002, the Parent completed a follow-on offering of 13,387,000 shares of its Class A common stock, which yielded net proceeds of $146,094,000. On April 29, 2002, the underwriters exercised the over-allotment option and the Parent issued 1,090,443 shares of Class A Common Stock, which resulted in net proceeds of $11,944,000. The proceeds from these issuances will be used to fund operations of the Company.

During the nine-month period ended September 30, 2002, the Parent provided funding to the Company of $200.5 million. For the nine-month period ended September 30, 2002, the Company incurred costs relating to the rental of office space with the Parent of $3,401,000.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)    Supplemental Cash Flows Disclosures

The Company paid $46,029,000 and $12,703,000 for interest (net of amounts capitalized) during the nine-month periods ended September 30, 2002 and 2001. Additionally, the Company incurred the following non-cash investing and financing activities (in thousands):

	Nine-month periods ended September 30,
	2002	2001
System under construction placed into service	$2,147	$730,550
Non-cash capitalized interest	—	3,219
Accrued system milestone payments	9,184	29,012
Property acquired through capital leases	1,211	4,448
Use of deposit/escrow for terrestrial repeater contracts	—	77,029
Contribution of fixed assets from Parent	—	30,507

(9)    Reclassifications

Certain amounts for the three and nine-month periods ended September 30, 2001 and as of December 31, 2001 have been reclassified to conform to the current presentation as an operating company.

(10)    Commitments and Contingencies

(a)    DARS License

The Company’s DARS license is valid for eight years upon successful launch and orbital insertion of the satellites and can be extended by the Company. The DARS license requires that the Company comply with a construction and launch schedule specified by the FCC for each of the two authorized satellites, which has occurred. The FCC has the authority to revoke the authorizations and in connection with such revocation could exercise its authority to rescind the Company’s license. The Company believes that the exercise of such authority to rescind the license is unlikely. If necessary, the Company could seek FCC authority to launch additional satellites for use in its system, which management believes would likely be approved. Additionally, the FCC has not yet issued final rules permitting the Company to deploy its terrestrial repeaters to fill gaps in satellite coverage. The Company is operating its repeaters on a non-interference basis pursuant to a grant of special temporary authority from the FCC, which expired March 18, 2002. On March 11, 2002, the Company applied for an extension of this special temporary authority and can continue to operate its terrestrial repeaters pursuant to the special temporary authority pending a final determination on this extension request. This authority is currently being challenged by operators of terrestrial wireless systems who have asserted that the Company’s repeaters may cause interference. The Company believes it is not likely that an FCC order would materially impact the terrestrial repeater system design currently in operation.

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

(c)    Technology Licenses

Effective January 1, 1998, the Company entered into a technology licensing agreement with Motient and WorldSpace Management Corporation (“WorldSpace MC”) by which as compensation for certain licensed technology then under development to be used in the XM Radio System, the Company will pay up to $14,300,000 to WorldSpace MC over a ten-year period. As of September 30, 2002, the Company incurred costs of $6,696,000 payable to WorldSpace MC. Any additional

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amounts to be incurred under this agreement are dependent upon further development of the technology, which is at the Company’s option. No liability exists to Motient or WorldSpace MC should such developments prove unsuccessful. The Company maintains a liability of $5,548,000 payable to WorldSpace MC, for quarterly royalty payments to be made after the Company recognizes $5,000,000 in quarterly revenue, which will commence in the fourth quarter of 2002 as the Company reached this milestone during the third quarter of 2002.

(d)    Satellite Contract

During the first half of 1999, the Company and BSS amended the satellite contract to construct and launch the Company’s satellites to implement a revised work timetable, payment schedule to reflect the timing of the receipt of additional funding, and technical modifications. BSS has delivered two satellites in orbit and is to complete the construction of a ground spare satellite. BSS has also provided ground equipment and software used in the XM Radio System and certain launch and operations support services. The contract also provides for in-orbit incentives to be earned depending on the performance of the in-orbit satellites over their useful lives. Such payments could total up to an additional $70,183,000 over the useful lives of the satellites. In December 2001, the Company and BSS amended the satellite contract so as to permit the deferral of approximately $31,600,000 of payments to be made under the agreement, as well as to provide certain additional rights and obligations to the Company, including the launch of the ground spare satellite on the SeaLaunch launch vehicle should the ground spare satellite be launched between specified dates. Under the amendment, deferred amounts must be repaid by December 5, 2006 and the amounts deferred bear interest at the rate of 8%, compounded annually, and are payable quarterly in arrears. As of September 30, 2002, the Company had paid $470,376,000 under the satellite contract and had recorded an additional liability of $2,115,000 for deferred in-orbit incentives.

(e)    Terrestrial Repeater System Contracts

As of September 30, 2002, the Company had incurred aggregate costs of approximately $266,545,000 for its terrestrial repeater system. These costs covered the capital costs of the design, development and installation of a system of terrestrial repeaters to cover approximately 60 cities and metropolitan areas. In August 1999, the Company signed a contract with LCCI calling for engineering and site preparation. As of September 30, 2002, the Company had paid $128,356,000 under this contract. The Company also entered into a contract effective October 22, 1999 with Hughes for the design, development and manufacture of the terrestrial repeaters. Payments under the contract are expected to be approximately $114,500,000, which could be modified based on the number of terrestrial repeaters that are required for the system. As of September 30, 2002, the Company had paid $113,801,000 under this contract and recorded an additional $58,000.

(f)    GM Distribution Agreement

The Company has signed a long-term distribution agreement with the OnStar division of GM providing for the installation of XM radios in GM vehicles. The agreement was amended in June 2002 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of XM’s commencement of commercial operations. XM’s total cash payment obligations were not increased. During the term of the original agreement, as amended, which expires 12 years from the commencement date of the Company’s commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The Company will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-GM vehicles that are sold for use in the United States. The Company has significant annual, fixed payment obligations to GM. In light of the June 2002 clarifying amendment and GM’s initial roll-out plans, the Company has decided to recognize these payments due through November 2005, which approximate $63,600,000 on a straight-line basis. Additional annual fixed payment obligations beyond November 2005 range from less than $52,000,000 to approximately $132,900,000 through 2009, aggregating approximately $375,100,000. In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers for the Company’s service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than 8,000,000 GM vehicles with installed XM radios. The Company will also make available to GM bandwidth on the Company’s system. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio, Inc.’s (“Sirius Radio”) service. The agreement is subject to renegotiation if as of November 2005, and at two-year intervals thereafter, GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service, starting with 1,240,000 units by November 2005, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as to the outcome of any such renegotiations. GM’s exclusivity obligations will discontinue if, at November 2005 and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market. As of September 30, 2002, the Company had made $4,885,000 in payments and had recorded additional costs of $11,873,000 under the agreement. The Company incurred costs of $8,877,000 and $184,000 during the three-month periods ended September 30, 2002 and 2001, respectively, and $15,490,000 and $209,000, during the nine-month periods ended September 30, 2002 and 2001, respectively.

(g)    Joint Development Agreement

The Company and Sirius Radio have established a joint development agreement for the development of a unified standard for satellite radio. Under this agreement both companies have agreed to cross-license their respective intellectual property and each party is obligated to fund one half of the development cost for a unified standard for satellite radios. The prior arbitration with Sirius to resolve issues with respect to certain existing technology has been resolved and no further steps need be taken to value technologies cross-licensed under the agreement. The Company’s management believes that the ongoing cost of developing a unified standard for satellite radio will not be significant.

(h)    Accrued Network Optimization Expenses

In December 2001, the Company determined that the planned number of terrestrial repeater sites could be reduced due to a network optimization study that was conducted. The Company established a formal plan and recognized a charge of $26,300,000 with respect to the terrestrial repeater sites no longer required. Included within the charge was $8,595,000 for costs to be incurred in 2002 related to these sites.

The Company estimated lease termination costs based upon contractual lease costs and expected negotiation results as determined by discussions with landlords and consultants. Approximately 53% of these leases are subject to master lease agreements with large tower companies. Based upon preliminary discussions with the tower companies, the Company assumed that they would be able to swap a portion of the existing sites for other sites in other areas in which terrestrial repeater networks will be developed in the future, without incurring all of the contractual obligations. As a result, the Company estimated the total of the lease termination costs would be substantially lower than the contractual lease obligations. The contractual payments would have amounted to approximately $35,100,000. Additionally, the Company’s leases typically contain a clause that requires the Company to return a site to its original condition upon lease termination. During the nine-month period ended September 30, 2002, the Company reviewed its estimate for costs to be incurred during the remainder of 2002 related to these sites and recognized aggregate additional charges of $3,025,000, of which $1,400,000 was recognized during the three-month period ended September 30, 2002. These additional charges were recognized as a result of the lease termination activities taking longer than previously anticipated. In aggregate, the Company has recognized $11,620,000 for costs to be incurred in 2002 in relation to these sites. Of this amount, $9,115,000 has been incurred as of September 30, 2002. As of September 30, 2002, the Company maintained a liability of $2,505,000 for the estimated lease termination costs and costs to deconstruct the sites. The actual amount to be incurred could vary significantly from this estimate.

(i)    Sales, Marketing and Distribution Agreements

The Company has entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, the Company is obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements. The amount of the operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs. The Company recognized expenses of $20,471,000 and $1,374,000 during the three-month periods ended September 30, 2002 and 2001, respectively, and $56,194,000 and $5,499,000 during the nine-month periods ended September 30, 2002 and 2001, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and advertising revenue increase.

(j)    Programming Agreements

The Company has entered into various programming agreements. Under the terms of these agreements, the Company is obligated to provide payments and commissions to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. The amount of the costs related to these agreements cannot be estimated, but are expected to be substantial future costs. The Company recognized expenses of $4,364,000 and $577,000 during the three-month periods ended September 30, 2002 and 2001, respectively, and $17,563,000 and $1,539,000 during the nine-month periods ended September 30,

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2002 and 2001, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase as the number of subscribers and advertising revenue increase.

(k)    Service Providers

The Company has entered into an agreement with Convergys Customer Management Group, Inc. to provide customer care functions to subscribers of the Company’s service. Convergys employees have access to the Company’s customer care systems to establish customer accounts, activate radios, update program and account information and respond to general inquiries from subscribers. The Company pays Convergys an hourly rate for each customer care representative supporting the Company’s subscribers. The Company recognized expenses of $1,642,000 and $159,000 during the three-month periods ended September 30, 2002 and 2001, respectively, and $5,357,000 and $653,000 during the nine-month periods ended September 30, 2002 and 2001, respectively, in relation to this agreement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections herein, including statements regarding the development of our business, the markets for our services, our anticipated capital expenditures, and other similar statements are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements use such words as “plans,” “expects,” “will,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believes,” “anticipates,” “intends,” “may,” “should,” “continue,” “seek,” “could” and other similar reasonable expressions. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the “Cautionary Statements”) include, without limitation, the key factors that have a direct bearing on our future results of operations. These are our need for additional financing; unproven market for our service; dependence on Boeing Satellite Systems International, Inc., and consumer electronics manufacturers; the availability of receivers and antennas; unproven application of existing technology; difficulties in developing with Sirius Radio a unified standard for satellite radio, as well as other risks referenced from time to time in filings with the SEC, including XM Satellite Radio Holdings Inc.’s Form S-3, filed June 21, 2002. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect the occurrence of unanticipated events.

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

We emerged from the development stage in the fourth quarter of 2001, following the commercial launch of our service. We commenced commercial service of XM Radio in San Diego and Dallas/Ft. Worth on September 25, 2001, expanded across the southern half of the United States in mid-October, and launched nationwide on November 12, 2001. During the third quarter of 2002, we continued to increase subscribers to 201,554 at September 30, 2002.

To finance the establishment and commercialization of our system and fund the substantial losses incurred to date, we have raised net proceeds of approximately $1.7 billion to date, including our April 2002 offering, from issuances of equity and debt to investors and strategic partners.

We intend to have our cash on hand last through the first quarter of 2003 and are currently taking steps to obtain additional funding, as further described under the heading “Liquidity and Capital Resources – Funds Required in 2002 and Beyond.

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

Results of Operations

Three Months Ended September 30, 2002 Compared With Three Months Ended September 30, 2001

The results for the three-month period ended September 30, 2001 reflect limited commercial operations as we commenced our service in two test markets on September 25, 2001. Accordingly, the comparison of the results of operations for the three-month periods ended September 30, 2002 and 2001 reflect the ramping up from the test markets to nationwide operations.

XM Satellite Radio Holdings Inc. and Subsidiaries

Revenue.    Our revenue consists primarily of subscription fees from basic and premium service, activation fees, and advertising revenue. Revenue from subscribers consists of our monthly $9.99 subscription fee from basic service, our monthly $2.99 subscription fee from premium service, both of which are recognized as the service is provided, and a non-refundable activation fee, which is recognized on a pro-rata basis over an estimated term for the subscriber relationship (which estimate we expect to be further refined over the next few years as additional historical data becomes available). Our subscriber arrangements are cancelable, without penalty. Payments received from subscribers receiving our service under promotional offers are not included as revenue until the promotional period has elapsed, as these subscribers are not obligated to continue receiving our service beyond the promotional period. Sales incentives, consisting of discounts and rebates to subscribers, offset earned revenue. Advertising revenue consists of sales of spot announcements and program sponsorships to national advertisers that are recognized in the period in which the spot announcement or sponsorship is broadcast. Advertising revenue includes advertising aired in exchange for goods and services recorded at fair value. Agency commissions are presented as a reduction to revenue in the Unaudited Condensed Consolidated Statement of Operations, which is consistent with industry practice.

We recognized revenue of $5,552,000 during the three-month period ended September 30, 2002, compared with $1,000 during the three-month period ended September 30, 2001. Total revenue during the three-month period ended September 30, 2002 included $4,919,000 in subscriber revenue, $676,000 in advertising revenue less sales commissions of $73,000 and $30,000 in other revenue. Advertising revenue for the three-month period ended September 30, 2002 included $188,000 of advertising sold in exchange for goods and services, primarily XM advertising to run in national newspapers. As of September 30, 2002, we had 201,554 subscribers, an increase of 64,836 from June 30, 2002 or 47%. We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those who are currently in promotional periods. We expect revenue to increase during the remainder of 2002 as we continue to add subscribers and attract additional advertisers and sponsors.

Average monthly revenue per subscriber was approximately $9.68 during the three-month period ended September 30, 2002. Average monthly revenue per subscriber is derived from the total earned subscription revenue (which excludes promotions and rebates) plus earned amortization of activation fees over the daily weighted average number of subscribers for the quarter. Average monthly revenue per subscriber is not a measure of financial performance under generally accepted accounting principles. While there can be no assurances, we expect average monthly revenue per subscriber to remain relatively stable during the remainder of 2002. We expect the number of subscribers in promotional periods to remain consistent.

We recognized $30,000 of other revenue during the three-month period ended September 30, 2002 compared with $0 during the three-month period ended September 30, 2001. Other revenue consisted primarily of revenue earned from royalties.

Broadcasting Operations.    Broadcasting operations expense was $26.4 million during the three-month period ended September 30, 2002, compared with $20.2 million during the three-month period ended September 30, 2001, an increase of $6.2 million or 31%. Broadcasting operations expense consists of content/programming expense, system operations and customer care and billing operations.

Content/Programming—Content/programming expense was $9.5 million during the three-month period ended September 30, 2002, compared with $7.4 million during the three-month period ended September 30, 2001, an increase of $2.1 million or 28%. This increase was the result of the cost of content and headcount, third party programming fees, and estimates of royalties owed to performing rights organizations. We expect programming expense to remain relatively stable for the remainder of 2002.

System Operations—System operations expense was $12.6 million during the three-month period ended September 30, 2002, compared with $11.8 million during the three-month period ended September 30, 2001, an increase of $0.8 million or 7%. This increase primarily resulted from the operation of our satellites and terrestrial repeater network. We expect this expense to remain relatively stable during the remainder of 2002.

Customer Care and Billing Operations—Customer care and billing operations expense was $4.3 million during the three-month period ended September 30, 2002, compared with $1.0 million during the three-month period ended September 30, 2001, an increase of $3.3 million or 330%. This increase resulted from our increase in subscribers following commencement of commercial operations. We expect customer care and billing operations expense to increase during the remainder of 2002 as we continue to add subscribers.

Sales and Marketing.    Sales and marketing expense was $35.7 million during the three-month period ended September 30, 2002, compared with $20.9 million during the three-month period ended September 30, 2001, an increase of $14.8 million or 71%. Sales and marketing expense increased as a result of our increase in subscribers following commencement of commercial operations and includes expenses related to our distribution partners, subscriber acquisition costs, personnel, advertising creation and media costs and significant pre-operations costs. Our long-term distribution agreement with the OnStar division of GM, providing for the installation of XM radios in GM vehicles was amended in June 2002 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of XM’s commencement of commercial operations. In light of the June 2002 clarifying amendment and GM’s initial roll-out plans, we are recognizing these payments due through November 2005, which approximate $63.6 million on a straight-line basis. We currently provide incentives and subsidies for the manufacture, purchase, installation and activation of XM radios in order to attract new subscribers. Consequently, our subscriber acquisition costs are significant, as they totaled approximately $11.8 million during the three-month period ended September 30, 2002, compared with $1.3 million during the three-month period ended September 30, 2001. We consider subscriber acquisition costs to include radio manufacturer subsidies, certain sales, activation and installation commissions, and subscriber product- and hardware-related incentives. Subscriber acquisition costs do not include media advertisements, ongoing loyalty payments to retailers and distribution partners, payments under revenue sharing arrangements with radio manufacturers and certain guaranteed payments to General Motors. Subscriber acquisition cost is not a measure of financial performance under generally accepted accounting principles. We expect sales and marketing expense to increase during the remainder of 2002 as we add subscribers.

General and Administrative.    General and administrative expense was $7.1 million during the three-month period ended September 30, 2002, compared with $5.3 million during the three-month period ended September 30, 2001, an increase of $1.8 million or 34%. The increase reflects one-time legal and information technology expenses incurred during the three-month period ended September 30, 2002 to support the growth of the business. We expect general and administrative expenses to remain relatively stable during the remainder of 2002.

Research and Development.    Research and development expense was $3.7 million during the three-month period ended September 30, 2002, compared with $3.6 million during the three-month period ended September 30, 2001, an increase of $0.1 million or 3%. The increase in research and development expense primarily resulted from activity relating to our system technology development during the three-month period ended September 30, 2002. We expect research and development expense remain relatively stable during the remainder of 2002 as we continue developing our next generation chipset technologies.

Depreciation and Amortization.    Depreciation and amortization expense was $28.4 million during the three-month period ended September 30, 2002, compared with $12.4 million during the three-month period ended September 30, 2001, an increase of $16.0 million or 129%. The increase in depreciation and amortization expense primarily resulted from our commencing depreciation of major components of our XM system, including our terrestrial system, upon commencement of commercial operations in September 2001. During the three-month period ending September 30, 2002, we reduced the useful lives of our in-orbit satellites from 17.5 years to 6.75 years. We expect depreciation and amortization expense to trend higher during the remainder of 2002.

Interest Income.    Interest income was $1.3 million during the three-month period ended September 30, 2002, compared with $3.3 million during the three-month period ended September 30, 2001, a decrease of $2.0 million or 61%. The decrease was the result of lower average balances of cash and cash equivalents during the three-month period ended September 30, 2002, coupled with lower yields on our investments due to market conditions.

Interest Expense.    We incurred interest costs of $15.8 million and $20.1 million during the three-month periods ended September 30, 2002 and 2001, respectively. We capitalized interest costs of $0.0 million and $13.9 million associated with our DARS license and the XM Radio system during the three-month period ended September 30, 2002 and 2001, respectively and expensed $15.8 million and $6.2 million during the three-month periods ended September 30, 2002 and 2001, respectively.

Net Loss.    Net loss for the three-month period ended September 30, 2002 was $109.7 million, compared with $65.0 million for the three-month period ended September 30, 2001, an increase of $44.7 million or 69%. The increase primarily reflects increases in broadcasting operations expense, sales and marketing expense, depreciation and amortization expense and interest expense in connection with our commencement of commercial operations.

EBITDA.    EBITDA (loss) for the three-month period ended September 30, 2002 was ($67.1 million), compared with ($49.8 million) for the three-month period ended September 30, 2001, an increased loss of $17.3 million or 35%. EBITDA means earnings (loss) before interest income and expense, other income, taxes, depreciation (including amounts related to research and development) and amortization. We have included EBITDA data because it is a commonly used measure. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income (loss) as a measure of performance or to cash flows as a measure of liquidity.

XM Satellite Radio Inc. and Subsidiaries

The results of operations for XM and its subsidiaries were substantially the same as the results for Holdings and its subsidiaries discussed above except that during the three-month period ended September 30, 2002, XM incurred additional rent expense of $1.1 million, $0.3 million less depreciation and amortization expense, $0.7 million less interest income and $2.8 million less interest expense. In addition, EBITDA (loss) for XM for the three-month period ended September 30, 2002 was ($68.3 million) as compared to ($67.1 million) for Holdings. The rent, depreciation and other income differences are principally related to XM’s rental of its corporate headquarters from Holdings due to Holdings’ ownership of the building since August 2001. The interest income and expense differences were principally related to the components of cash and debt held at each company.

Nine Months Ended September 30, 2002 Compared With Nine Months Ended September 30, 2001

The results for the three-month period ended September 30, 2001 reflect limited commercial operations as we commenced our service in two test markets on September 25, 2001. Accordingly, the comparison of the results of operations for the three-month periods ended September 30, 2002 and 2001 reflect the ramping up from the test markets to nationwide operations.

XM Satellite Radio Holdings Inc. and Subsidiaries

Revenue.    Our revenue consists primarily of subscription fees and advertising revenue. Revenue from subscribers consists of our monthly $9.99 subscription fee, which is recognized as the service is provided, and a non-refundable activation fee, which is recognized on a pro-rata basis over an estimated term for the subscriber relationship (which estimate we expect to be further refined over the next few years as additional historical data becomes available). Our subscriber arrangements are cancelable, without penalty. Payments received from subscribers receiving our service under promotional offers are not included as revenue until the promotional period has elapsed, as these subscribers are not obligated to continue receiving our service beyond the promotional period. Sales incentives, consisting of discounts and rebates to subscribers, offset earned revenue. Advertising revenue consists of sales of spot announcements and program sponsorships to national advertisers that are recognized in the period in which the spot announcement or sponsorship is broadcast. Advertising revenue includes advertising aired in exchange for goods and services recorded at fair value. Agency commissions are presented as a reduction to revenue in the Unaudited Condensed Consolidated Statement of Operations, which is consistent with industry practice.

We recognized revenue of $11,175,000 during the nine-month period ended September 30, 2002, compared with $1,000 during the nine-month period ended September 30, 2001. Total revenue during the nine-month period ended September 30, 2002 included $9,258,000 in subscriber revenue, $1,925,000 in advertising revenue less sales commissions of $234,000 and $226,000 in other revenue. Advertising revenue for the nine-month period ended September 30, 2002 included $353,000 of advertising sold in exchange for goods and services, primarily XM advertising to run in national newspapers. As of September 30, 2002, we had 201,554 subscribers, an increase of 173,821 from December 31, 2001 or 627%. We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those who are currently in promotional periods. We expect revenue to increase during the remainder of 2002 as we continue to add subscribers and attract additional advertisers.

Average monthly revenue per subscriber was approximately $9.50 during the nine-month period ended September 30, 2002. Average monthly revenue per subscriber is derived from the total earned subscription revenue (which excludes promotions and rebates) plus earned amortization of activation fees over the daily weighted average number of subscribers for the quarter. Average monthly revenue per subscriber is not a measure of financial performance under generally accepted accounting principles. While there can be no assurances, we expect average monthly revenue per subscriber to remain relatively stable during the remainder of 2002.

We recognized $226,000 of other revenue during the nine-month period ended September 30, 2002 compared with $0 during the three-month period ended September 30, 2001. Other revenue consisted primarily of revenue earned from royalties.

Broadcasting Operations.    Broadcasting operations expense was $74.4 million during the nine-month period ended September 30, 2002, compared with $50.2 million during the nine-month period ended September 30, 2001, an increase of $24.2 million or 48%. Broadcasting operations expense consists of content/programming expense, system operations and customer care and billing operations.

Content/Programming—Content/programming expense was $28.0 million during the nine-month period ended September 30, 2002, compared with $19.1 million during the nine-month period ended September 30, 2001, an increase of $8.9 million or 47%. This increase was the result of the cost of content and headcount, third party programming fees, and estimates of royalties owed to performing rights organizations. We expect programming expense to remain relatively stable for the remainder of 2002.

System Operations—System operations expense was $35.7 million during the nine-month period ended September 30, 2002, compared with $27.6 million during the nine-month period ended September 30, 2001, an increase of $8.1 million or 29%. This increase primarily resulted from the operation of our satellites and terrestrial repeater network. We expect this expense to remain relatively stable during the remainder of 2002.

Customer Care and Billing Operations—Customer care and billing operations expense was $10.7 million during the nine-month period ended September 30, 2002, compared with $3.6 million during the nine-month period ended September 30, 2001, an increase of $7.1 million or 197%. This increase resulted from our commencement of commercial operations. We expect customer care and billing operations expense to increase during the remainder of 2002 as we continue to add subscribers.

Sales and Marketing.    Sales and marketing expense was $129.7 million during the nine-month period ended September 30, 2002, compared with $46.2 million during the nine-month period ended September 30, 2001, an increase of $83.5 million or 181%. Sales and marketing expense increased as a result of our commencement of commercial operations and includes expenses related to our distribution partners, subscriber acquisition costs, personnel, advertising creation and media costs and significant pre-operations costs. Our long-term distribution agreement with the OnStar division of GM, providing for the installation of XM radios in GM vehicles was amended in June 2002 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of XM’s commencement of commercial operations. In light of the June 2002 clarifying amendment and GM’s initial roll-out plans, we are recognizing these payments due through November 2005, which approximate $63.6 million on a straight-line basis. We currently provide incentives and subsidies for the manufacture, purchase, installation and activation of XM radios in order to attract new subscribers. Consequently, our subscriber acquisition costs are significant, as they totaled approximately $35.3 million during the nine-month period ended September 30, 2002, compared with $1.3 million during the nine-month period ended September 30, 2001. We consider subscriber acquisition costs to include radio manufacturer subsidies, certain sales, activation and installation commissions, and subscriber product- and hardware-related incentives. Subscriber acquisition costs do not include media advertisements, ongoing loyalty payments to retailers and distribution partners, payments under revenue sharing arrangements with radio manufacturers and certain guaranteed payments to General Motors. Subscriber acquisition cost is not a measure of financial performance under generally accepted accounting principles. We expect sales and marketing expense to decrease during the remainder of 2002.

General and Administrative.    General and administrative expense was $20.1 million during the nine-month period ended September 30, 2002, compared with $18.4 million during the nine-month period ended September 30, 2001, an increase of $1.7 million or 9%. The increase reflects one-time legal and information technology expenses incurred during the nine-month period ended September 30, 2002 to support the growth of the business. We expect general and administrative expenses to remain relatively stable during the remainder of 2002.

Research and Development.    Research and development expense was $9.9 million during the nine-month period ended September 30, 2002, compared with $11.2 million during the nine-month period ended September 30, 2001, a decrease of $1.3 million or 12%. The decrease in research and development expense primarily resulted from activity relating to our system technology development, including chipset design and uplink technology, during the nine-month period ended September 30, 2001. We expect research and development expense to remain relatively stable during the remainder of 2002 as we continue developing our next generation chipset technologies.

Depreciation and Amortization.    Depreciation and amortization expense was $75.0 million during the nine-month period ended September 30, 2002, compared with $20.2 million during the nine-month period ended September 30, 2001, an increase of $54.8 million or 271%. The increase in depreciation and amortization expense primarily resulted from our commencing depreciation of major components of our XM system, including our terrestrial system, upon commencement of commercial operations in September 2001. During the nine-month period ended September 30, 2002, we ceased to amortize goodwill and our DARS license in accordance with our adoption of a new accounting standard. In addition, during the nine-month period ending

September 30, 2002, we reduced the useful lives of our in-orbit satellites from 17.5 years to 6.75 years. We expect depreciation and amortization expense to trend higher during the remainder of 2002.

Interest Income.    Interest income was $4.6 million during the nine-month period ended September 30, 2002, compared with $13.2 million during the nine-month period ended September 30, 2001, a decrease of $8.6 million or 65%. The decrease was the result of lower average balances of cash and cash equivalents during the nine-month period ended September 30, 2002 coupled with lower yields on our investments due to market conditions.

Interest Expense.    We incurred interest costs of $47.4 million and $48.2 million during the nine-month periods ended September 30, 2002 and 2001, respectively. We capitalized interest costs of $0.0 million and $40.9 million associated with our DARS license and the XM Radio system during the nine-month period ended September 30, 2002 ,and 2001, respectively and expensed $47.4 million and $7.3 million during the nine-month periods ended September 30, 2002 and 2001, respectively.

Net Loss.    Net loss for the nine-month period ended September 30, 2002 was $339.1 million, compared with $140.4 million for the nine-month period ended September 30, 2001, an increase of $198.7 million or 142%. The increase primarily reflects increases in broadcasting operations expense, sales and marketing expense, depreciation and amortization expense and interest expense in connection with our commencement of commercial operations.

EBITDA.    EBITDA (loss) for the nine-month period ended September 30, 2002 was ($222.3 million), compared with ($125.6 million) for the nine-month period ended September 30, 2001, an increased loss of $96.7 million or 77%. EBITDA means earnings (loss) before interest income and expense, other income, taxes, depreciation (including amounts related to research and development) and amortization. We have included EBITDA data because it is a commonly used measure. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered an alternative to net income (loss) as a measure of performance or to cash flows as a measure of liquidity.

XM Satellite Radio Inc. and Subsidiaries

The results of operations for XM and its subsidiaries were substantially the same as the results for Holdings and its subsidiaries discussed above except that during the nine-month period ended September 30, 2002, XM incurred additional rent expense of $3.4 million, $1.0 million less depreciation and amortization expense, $2.3 million less interest income and $8.6 million less interest expense. In addition, EBITDA (loss) for XM for the nine-month period ended September 30, 2002 was ($226.5 million) as compared to ($222.3 million) for Holdings. The rent, depreciation and other income differences are principally related to XM’s rental of its corporate headquarters from Holdings due to Holdings’ ownership of the building since August 2001. The interest income and expense differences were principally related to the components of cash and debt held at each company.

Liquidity and Capital Resources

We intend to have our cash on hand last through the first quarter of 2003 and are taking steps to obtain additional funding. At September 30, 2002, we had total cash, cash equivalents and short-term investments of $84.3 million, which excludes $29.4 million of restricted investments, and working capital of $51.5 million, compared with cash, cash equivalents and short-term investments of $210.9 million, which excludes $72.8 million of restricted investments, and working capital of $157.0 million at December 31, 2001. The decreases in the respective balances are due primarily to capital expenditures and increasing operating expenses for the nine-month period ended September 30, 2002.

For the nine-month period ended September 30, 2002, we had an operating loss of $297.9 million compared to $146.3 million for the nine-month period ended September 30, 2001. At September 30, 2002, we had total assets of approximately $1.25 billion and total liabilities of $499.1 million, compared with total assets of $1.5 billion and total liabilities of $529.6 million at December 31, 2001. At September 30, 2002, we had $412.9 million of long-term debt outstanding (net of current portion), compared with $411.5 million at December 31, 2001.

Non-Cash Stock-Based Expense

We incurred non-cash compensation charges of approximately $0.7 million and $2.8 million during the nine-month periods ended September 30, 2002 and 2001, respectively. These charges relate to stock options granted to employees and non-employees and warrants granted to Sony and CNBC. Additional compensation charges may result depending upon the market value of our Class A common stock at each balance sheet date.

Subscriptions

We had 201,554 subscriptions as of September 30, 2002. We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those who are currently in promotional periods. The vast majority of our subscribers pay in advance by credit card.

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

In March 2001, we completed a follow-on offering of 7,500,000 shares of Class A common stock, which yielded net proceeds of $72.0 million, and a concurrent offering of 7.75% convertible subordinated notes due 2006, convertible into shares of our Class A common stock at $12.23 per share, which yielded net proceeds of $120.7 million. In August 2001, we entered into a loan and security agreement with a lender that provided $29.0 million to purchase our corporate headquarters and incurred $0.6 million in financing costs. In December 2001, we closed a $66.0 million financing package with subsidiaries of The Boeing Company, which includes a $35.0 million loan and deferral of $31.0 million of obligations to Boeing Satellite, our satellite manufacturer. In December 2001, we also completed a follow-on offering of 11,500,000 shares of our Class A common stock, yielding net proceeds of $126.5 million.

On April 17, 2002, we completed a follow-on offering of 13,387,000 shares of our Class A common stock, which yielded net proceeds of $146.1 million. On April 29, 2002, the underwriters exercised the over-allotment option and Holdings issued 1,090,443 shares of Class A Common Stock, which resulted in net proceeds of $11.9 million. The closing of the offering caused the conversion price of the Series C preferred stock to be adjusted from $21.16 to $19.68, the exercise price of the warrants sold in March 2000 to be adjusted from $45.27 to $44.84 and the number of warrant shares to be increased to 8.859385 per warrant.

In August 2002, we adopted a Stockholder Rights Plan in which preferred stock purchase rights were granted as a dividend at the rate of one right for each share of Common Stock held of record as of the close of business on August 15, 2002.

Uses of Funds.    As of September 30, 2002, we have paid $1.1 billion in capital expenditures, including approximately $90.0 million for our DARS license, which has been paid for in full, and incurred $718.7 million in operating expenses.

Satellite Contract.    During the first half of 1999, XM and Boeing Satellite amended and restated the satellite contract to construct and launch our satellites to implement a revised work timetable, payment schedule to reflect the timing of the receipt of additional funding, and technical modifications. Boeing Satellite has delivered two satellites in orbit and is to complete the construction of a ground spare satellite. Boeing Satellite has also provided ground equipment and software used in the XM Radio System and certain launch and operations support services. The contract also provides for in-orbit incentives to be earned depending on the performance of the in-orbit satellites over their useful lives. Such payments could total up to an additional $70.2 million over the useful lives of the satellites. As of September 30, 2002, we had paid $470.4 million under the satellite contract and had recorded an additional $2.1 million in deferred in-orbit incentives.

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

Launch Insurance.    As of September 30, 2002, we had launched both of our satellites and paid $44.1 million with respect to launch insurance, which has been capitalized to in-service satellites.

Terrestrial Repeater System.    As of September 30, 2002, we had incurred aggregate costs of approximately $266.5 million for our terrestrial repeater system. These costs covered the capital costs of the design, development and installation of a system of terrestrial repeaters to cover approximately 60 cities and metropolitan areas. In August 1999, we signed a contract with LCCI calling for engineering and site preparation. As of September 30, 2002, we had paid $128.4 million under this contract. We also entered into a contract effective October 22, 1999 with Hughes for the design, development and manufacture of the terrestrial repeaters. Payments under the contract are expected to be approximately $114.5 million, which could be modified based on the number of terrestrial repeaters that are required for the system. As of September 30, 2002, we had paid $113.8 million under this contract and had recorded an additional $0.1 million.

Ground Segment.    As of September 30, 2002, we incurred aggregate ground segment costs of approximately $124.3 million. These costs were related to the satellite control facilities, programming production studios and various other equipment and facilities.

DARS License.    In October 1997, we received one of two satellite radio licenses issued by the FCC. We have paid approximately $90.0 million for this license, including the initial bid right. There are no further payments required relating to the license.

Purchase of Building.    In August 2001, we acquired our corporate headquarters building for $34.0 million.

Operating Expenses.    From inception through September 30, 2002, we have incurred total operating expenses of $718.7 million.

Joint Development Agreement Funding Requirements.    We may require additional funds to make contributions toward the development of the technologies used to develop a unified standard for satellite radios under our joint development agreement with Sirius Radio. Each party is obligated to fund one half of the development cost for such technologies. The prior arbitration with Sirius has been resolved.

Funds Required in 2002 and Beyond

As of September 30, 2002, we had $113.7 million of cash on hand (including $29.4 million of restricted cash), which, based on actions we are taking to conserve our resources, we intend to have last through the end of the first quarter of 2003. We require significant additional funds before we generate adequate cash flow from operations to cover our expenses, including an anticipated $230 million through the end of 2003 and $125 million of additional funding thereafter. Funds will be used for general corporate purposes (including operations, capital expenditures and interest expense). We may need financing in excess of these estimates, our estimates may change, and our need for additional funds may be affected by future developments.

If we fail to obtain necessary financing on a timely basis, a number of adverse effects could occur. We could default on our commitments to creditors or others and may have to discontinue operations or seek a purchaser for our business or assets, or seek protection under the federal bankruptcy laws.

We are currently pursuing various alternatives with our financial advisers aimed at satisfying our continuing funding requirements; these alternatives may include issuance of additional debt or equity securities (our principal source of capital to date), modifications to our existing capital structure, and modifications of our ongoing fixed payment obligations and our existing indebtedness. We have also engaged a separate adviser for a newly formed committee of our independent directors.

Along with our financial advisers, we have been providing materials to and conducting discussions with a number of potential investors, including certain parties that are existing major stockholders of XM, but we have not yet agreed on any potential financings. If we are successful in raising additional financing, we anticipate that a significant portion of the financing would consist of debt, likely with warrants or features which permit conversion by the holders of the debt into equity securities. As such, a financing may be highly dilutive to existing shareholders.

We have also been in discussions with General Motors regarding non-binding term sheets for the deferral of up to $200 million in payment obligations (with approximately half relating to 2003-2004) and exchanging these payments for certain debt and convertible securities, as well as the introduction of an arrangement that would permit certain payments to be made in either stock or cash. Our ability to execute any arrangement regarding deferral of payments to General Motors is contingent upon certain modifications of our capital structure and our securing at least $200 million in additional financing. We have not finalized any terms or reached final agreement with General Motors, but believe that agreement could be reached broadly on the terms currently under discussion or similar terms, should we be successful in raising the required additional funding.

Our ability to obtain the required financing depends on several factors, including market conditions, perceptions of our success or lack of success in developing, implementing and marketing our satellite radio service, our prospects for increasing the number of our subscribers and achieving profitability in the future, our creditworthiness, and our existing commitments. Given the current price of our Class A common stock on the Nasdaq National Market, we expect consummation of any large, equity-linked financing transaction to significantly reduce the percentage ownership interest of the current holders of our Class A common stock. We may not be able to raise sufficient funds or defer existing obligations (including those to General Motors) on favorable terms or at all.

We have reduced our ongoing operating costs and taken steps to conserve our existing cash resources, by minimizing discretionary spending, negotiating deferrals or reductions of existing obligations, reducing our workforce and capital expenditures, and related efforts. Based on these efforts, we intend to have our existing cash last through the end of the first quarter of 2003.

Our need for additional funds may also be affected by future developments. In September 2001 we were advised by Boeing Satellite of a progressive degradation problem with the solar array output power of 702 class satellites, including XM “Rock” and XM “Roll.” At the present time, the output power of the solar arrays and the broadcast signal strength are above minimum acceptable levels and are expected to remain that way at least through 2005, permitting full operation of the XM System (based on patterns projected by Boeing Satellite). We have launch and in-orbit insurance policies that provide coverage to the Company for a total, constructive total or partial loss of either of our satellites where such loss arises from an occurrence within the first five years after launch (both satellites were launched during the first half of 2001). The aggregate sum insured in the event of the total or constructive total loss of our satellites is $400 million ($200 million per satellite). We have advised our insurance carriers that the aforementioned solar array situation is likely to result in a claim under our in-orbit insurance policies. We believe that should we experience a total, constructive total or partial loss, we would receive insurance payments adequate to launch our spare satellite and commence work on an additional satellite, although there is no assurance that would be the case. Since the issue is common to 702 class satellites, the manufacturer is closely watching the progression of the problem, including data from a satellite that has been in orbit longer than either of our two satellites by approximately 15 and 17 months, respectively. With this advance visibility of performance levels, insurance arrangements in place, a spare satellite under construction that is being modified to address the solar power anomaly, the ability to provide full service with Rock and Roll collocated in one orbit slot and the spare located in the other slot (which would allow the use of the satellites through the first quarter of 2008), availability of comparable satellites from more than one vendor, and various mitigation actions to extend the full or partial use of the satellites, we believe that we will be able to launch additional satellites prior to the time the solar power problem might cause the broadcast signal strength to fall below acceptable levels. Based on the consistency of the degradation trends (with no substantial improvement to date) and continuing analyses by Boeing Satellite and XM, management has determined it is appropriate to adjust the estimated useful lives of our in-orbit satellites, with effect from September 2002, to the period running through first quarter 2008 (approximately 6.75 years from launch). Our management will continue to monitor this situation carefully and may re-adjust the estimated useful lives of our in-orbit satellites based on future information. We are not recording an impairment at this time, due to our forecasted cash flow (which are sufficient to recover the system assets); however, should we reduce or not meet our forecasted cash flows or reduce further the estimated useful lives of the satellites, we may be required to record an impairment (which may be substantial) at that time. We have not adjusted the estimated useful lives of our spacecraft control facilities, as we believe that these facilities will continue to be of use in our system.

Contractual Obligations and Commercial Commitments

We are obligated to make significant payments under a variety of contracts and other commercial arrangements, including the following:

Marketing and Distribution Arrangements.    We have entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, we are obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements. As previously described, we subsidize the manufacture of certain component parts of XM radios in order to provide attractive pricing to our customers. The subsidies are generally charged to expense when the radios are manufactured or shipped from the factory. Consequently, the expense is most often recognized in advance of when revenue, if any, is realized. The amount of these operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the nine-month periods ended September 30, 2002 and 2001 we incurred expenses of $56.2 million and $5.5 million, respectively, in relation to these agreements, of which $35.2 million and $1.3 million, respectively, relate to subscriber acquisition costs. We consider subscriber acquisition costs to include radio manufacturer subsidies, certain sales, activation and installation commissions, and subscriber product- and hardware-related incentives. Subscriber acquisition costs do not include ongoing loyalty payments to retailers and distribution partners, payments under revenue sharing arrangements with radio manufacturers and distributors and certain guaranteed payments to General Motors. Our average subscriber acquisition cost was $123 during the nine months ended September 30, 2002. Funds necessary to meet subscriber acquisition costs will be satisfied from existing cash and investment balances to the extent available. We may, however, be required to raise additional funds in the future to meet these requirements. There can be no assurance that such additional financing will be available on acceptable terms, or at all, if needed in the future. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and revenue increase.

Programming Agreements.    We have also entered into various programming agreements. Under the terms of these agreements, we are obligated to provide payments and commissions to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. The amount of the costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the nine-month periods ended September 30, 2002 and 2001, we incurred expenses of $17.6 million and $1.5 million, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and advertising revenue increase.

General Motors Distribution Agreement.    We have significant payment obligations under our distribution agreement with General Motors. The agreement was amended in June 2002 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of XM’s commencement of commercial operations. XM’s total cash payment obligations were not increased. During the term of the original agreement, as amended, which expires 12 years from the commencement date of the Company’s commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The Company will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-GM vehicles that are sold for use in the United States. The Company has significant annual, fixed payment obligations to GM. In light of the June 2002 clarifying amendment and GM’s initial roll-out plans, the Company is recognizing these payments due through November 2005, which approximate $63.6 million on a straight-line basis. Additional annual fixed payment obligations beyond November 2005 range from less than $52 million to approximately $132.9 million through 2009, aggregating approximately $375.1 million. In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers for the Company’s service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than 8 million GM vehicles with installed XM radios. The Company will also make available to GM bandwidth on the Company’s system. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio, Inc.’s service. The agreement is subject to renegotiation if as of November 2005, and at two-year intervals thereafter, GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service, starting with 1,240,000 units by November 2005, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. General Motors’ exclusivity obligations will discontinue if, by November 2005 and at two-year intervals thereafter, we fail to achieve and maintain specified minimum market share levels in the satellite digital radio service market. As of September 30, 2002, we had made $4.9 million in payments and had recorded additional costs of $11.9 million under the agreement. We incurred costs of $15.5 million and $209,000 during the nine-month periods ended September 30, 2002 and 2001, respectively.

Long-term debt.    In March 2000, XM issued $325.0 million aggregate principal amount of 14% senior secured notes due 2010. In connection with this financing, an interest reserve of $123.0 million was established to cover the first six interest payments, of which five have been made. Principal on the senior secured notes is payable at maturity, while interest is payable semi-annually. In March 2001, we issued $125.0 million aggregate principal amount of 7.75% convertible subordinated notes due 2006. In July and August 2001, holders of convertible subordinated notes exchanged $45.9 million of notes for 4,194,272 shares of our Class A common stock. Principal on the convertible subordinated notes is payable at maturity, while interest is payable semi-annually. In August 2001, we borrowed $29.0 million to finance the purchase of our headquarters facility. This loan is for a term of five years and bears interest at a rate based on the London Interbank Offer Rate plus an indicated spread. We make monthly payments of principal and interest on this loan. In December 2001, we borrowed $35.0 million from a subsidiary of The Boeing Company. This loan is for a term of five years and bears interest at a rate based on the London Interbank Offer Rate plus an indicated spread. Principal is payable at maturity, while interest is payable quarterly.

Lease obligations.    We have noncancelable operating leases for office space and terrestrial repeater sites and noncancelable capital leases for equipment that expire over the next ten years. As discussed below, in December 2001, we determined that the planned number of terrestrial repeater sites could be reduced due to the relative signal strength provided by our satellites. We recognized a charge of $26.3 million with respect to terrestrial repeater sites no longer required. This charge includes a lease termination liability of $8.6 million for 646 terrestrial repeater site leases, which would reduce the future minimum lease payments. This liability was increased by $3.0 million during the nine-month period ended September 30, 2002.

As of September 30, 2002, we maintained a liability of $2.5 million for the estimated lease termination costs and costs to deconstruct the sites.

	Payments Due By Period
	(in thousands)
Contractual Obligations	2002	2003 and 2004	2005	2006 and Beyond	Total
GM Distribution Agreement	$3,000	$29,400	$33,500	$372,400	$438,300
Long-term debt	380	874	492	466,220	467,966
Capital Lease Obligations	1,721	5,274	372	—	7,367
Operating Lease Obligations	20,471	42,389	17,351	16,126	96,337

Total	$25,572	$77,937	$51,715	$854,746	$1,009,970

The above amounts do not include interest, which in some cases is variable in amount.

The long-term debt payments due in 2006 and beyond include the maturity of our $79.1 million of 7.75% convertible subordinated notes, our $27.1 million loan to finance the purchase of our headquarters facility and our $35.0 million borrowing from Boeing, all of which come due in 2006, and the maturity of XM’s $325.0 million of 14% senior secured notes, which come due in 2010.

Service Providers.    We have entered into an agreement with Convergys Customer Management Group, Inc. to provide customer care functions to subscribers of our service. Convergys employees have access to our customer care systems to establish customer accounts, activate radios, update program and account information and respond to general inquires from subscribers. We pay Convergys an hourly rate for each customer care representative supporting our subscribers. During the nine-month period ended September 30, 2002 and 2001, we incurred $5,357,000 and $653,000, respectively, in relation to this agreement.

Related Party Transactions

We developed strategic relationships with certain companies that were instrumental in the construction and development of our system. In connection with our granting to them of large supply contracts, some of these strategic companies have become large investors in us and have been granted rights to designate directors or observers to our board of directors. The negotiation of these supply contracts and investments primarily occurred at or prior to the time these companies became related parties.

We are a party to a long-term distribution agreement with the OnStar division of General Motors that provides for the installation of XM radios in General Motors vehicles, as further described above under the heading “Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments.” In connection with the development of our terrestrial repeater network, we are a party to a contract with Hughes Electronics Corporation and a contract with LCC International, as further described under the heading “Liquidity and Capital Resources—Funds Raised to Date.” DIRECTV has provided consulting services in connection with the development of our customer care center and billing operations. We have agreements with Clear Channel Communications, DIRECTV, Telcom Ventures and American Honda to make available use of our bandwidth. We have a sponsorship agreement with Clear Channel Entertainment to advertise our service at Clear Channel Entertainment concerts and venues. Premiere Radio Networks, a subsidiary of Clear Channel Communications, is our advertising sales representative. We also run advertisements on a spot and network basis on radio stations owned by Clear Channel. General Motors is one of our largest shareholders and Chester A. Huber, Jr., the president of OnStar, is a member of our board of directors. Hughes Electronics is our largest shareholder and is a subsidiary of General Motors. Jack Shaw, a member of our board of directors, is Chief Executive Officer of Hughes Electronics Corporation. Dr. Rajendra Singh, who was a member of our board of directors until May 23, 2002, is a member of the board of directors of LCC International and controls the largest shareholder of LCC International. DIRECTV, a subsidiary of Hughes Electronics, is a holder of our Series C preferred stock. Randall Mays, a member of our board of directors, is executive vice president and chief financial officer of Clear Channel Communications. Gary Parsons, the chairman of our board of directors, was until May 1, 2002 chairman of the board of directors of Motient, a significant early investor and formerly our controlling stockholder. Mr. Parsons no longer serves on Motient’s board of directors.

We have incurred the following costs in transactions with the related parties described above (in thousands):

	Three Months ending September 30,	GM	Hughes	DIRECTV	LCCI	Clear Channel	Motient
Terrestrial repeater network	2002	$—	$142	$—	$(1,273)	$—	$—
engineering and manufacturing	2001	—	25,250	—	14,930	—	—
Terrestrial repeater site leases	2002	—	—	—	—	12	—
	2001	—	—	—	—	12	—
Customer care and billing	2002	21	—	—	—	—	—
operations	2001	—	—	—	360	—	—
Sales and marketing	2002	8,856	—	—	—	2,257	—
	2001	184	—	—	—	1,393	—
General and administrative	2002	—	—	8	—	—	—
	2001	—	—	360	—	—	95

As a result of the final disposition of the transactions with LCCI, we reversed $1.3 million in previously-recognized expenses during the three-months ended September 30, 2002.

	Nine Months ending September 30,	GM	Hughes	DIRECTV	LCCI	Clear Channel	Motient
Terrestrial repeater network	2002	$—	$10,386	$—	$3,089	$—	$—
engineering and manufacturing	2001	—	76,628	—	48,609	—	—
Terrestrial repeater site leases	2002	—	—	—	—	36	—
	2001	—	—	—	—	24	—
Customer care and billing	2002	25	—	—	—	—	—
operations	2001	—	—	1,525	—	—	—
Sales and marketing	2002	15,465	—	125	—	8,888	—
	2001	209	—	—	—	3,394	—
General and administrative	2002	—	—	—	—	—	—
	2001	—	—	—	—	—	147

Critical Accounting Policies
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require that we make estimates and assumptions. Our significant accounting policies are described in the notes to our consolidated financial statements. In accordance with recent Securities and Exchange Commission guidance, we have identified the following policies as possibly involving a higher degree of judgment and complexity. Senior management has discussed with the audit committee of the board of directors the development and selection of estimates and assumptions required for the following accounting policies.

•
Revenue Recognition—Revenue from subscribers consists of our monthly subscription fee, which is recognized as the service is provided, and a non-refundable activation fee, which is recognized on a pro-rata basis over an estimated term of the subscriber relationship (currently 40 months), which was based upon market studies and management’s judgment. We expect to refine this estimate as more data becomes available. Payments from customers receiving our service under promotional offers are not recognized as revenue until the promotional period has elapsed. Sales incentives, consisting of discounts and rebates to subscribers, offset earned revenue. Average monthly revenue per subscriber, which is not a measure of financial performance under generally accepted accounting principles, is derived from the total earned subscription revenue (which excludes promotions and rebates) over the daily weighted average number of subscribers for the quarter, as described above under the heading “Results of Operations.”

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

•
Useful Life of Satellites—Following receipt of our satellites, we extended their expected lives from 15 years, the initial design life, to 17.5 years based upon updated technical estimates we received from our satellite provider following our satellite launches. However, based on the consistency of the degradation trends (with no substantial improvement to date) and continuing analyses by Boeing Satellite and XM, as described above under the heading “Liquidity and Capital Resources—Funds Required in 2002 and Beyond,” we have determined that it is appropriate to adjust the estimated useful life of our in-orbit satellites with effect from September 2002, to the period running through first quarter of 2008 (approximately 6.75 years from launch). We continue to monitor the situation and may need to re-adjust the estimated useful lives of our in-orbit satellites based on future information. We are not recording an impairment at this time, due to our forecasted cash flows (which are sufficient to recover the system assets); however, should we reduce or not meet our forecasted cash flows or reduce further the estimated useful lives of the satellites, we may be required to record an impairment (which may be substantial) at that time. We have not adjusted the estimated useful lives of our space craft control facilities, as we believe that these facilities will continue to be of use in our XM system.

•
Accrued Network Optimization Expenses—As a result of the planned reduction of the number of terrestrial repeater sites, we recognized a charge of $26.3 million in 2001. This expense includes $17.7 million of site-specific capitalized costs that were written off and a lease termination liability of $8.6 million for 646 terrestrial repeater site leases. The contractual lease payments for the sites were $35.1 million. The liability represents an estimate of the costs to terminate existing leases based on management’s judgment, advice of lease consultants, and early negotiations with landlords. The liability also includes the estimated costs to deconstruct the existing sites, which are based upon quotes from contractors. This amount could vary significantly from the actual amount incurred, which will be primarily based on our ability to negotiate lease termination settlements. During the nine-month period ended September 30, 2002, we reviewed our estimate for costs to be incurred during the remainder of 2002 related to these sites and recognized aggregate additional charges of $3.0 million, of which $1.4 million was recognized during the three-month period ended September 30, 2002. These additional charges were recognized as a result of the lease termination activities taking longer than previously anticipated. As of September 30, 2002, we maintained a liability of $2.5 million for the estimated lease termination costs and costs to deconstruct the sites. The actual amount to be incurred could vary significantly from this estimate.

•
Programming Agreements—The Company has entered into various programming agreements. Under the terms of these agreements, the Company is obligated to provide payments and commissions to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. Fixed amounts due under programming agreements are recognized on a straight-line basis though the termination and/or renegotiation date defined in the agreements. Revenue share agreements that contain minimum guarantees are recorded as an expense based upon the greater of the revenue share amount or a pro-rata portion of the guarantee over the guarantee period.

•
Distribution Agreement with General Motors—We have significant payment obligations under our distribution agreement with General Motors. This agreement is subject to renegotiation if General Motors does not achieve and maintain specified installation levels, by November 2005 and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to our share of the satellite digital radio market. In light of GM’s initial roll-out plans and management’s assessment of the likelihood of renegotiating during the period ending 2005, the Company recognizes the fixed payment obligations due to GM for the period through November 2005, which approximate $63.6 million, on a straight-line basis. Additional annual fixed payment obligations beyond November 2005 range from less than $52 million to approximately $132.9 million through 2009, aggregating approximately $375.1 million.

New Accounting Pronouncements

In April of 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds FASB No. 4 and 64 in relation to reporting gains and losses from extinguishment of debt. The Statement amends SFAS No. 4 and 64 and requires gains and losses from extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Opinion 30. Applying the provisions of Opinion 30 will differentiate between normal recurring operations of a company and transactions that are unusual or infrequent in nature. SFAS No. 145 also amends Statement No. 13, to the effect that sale-leaseback accounting for certain lease modifications should be accounted for in the same manner as sale-leaseback transactions. The Company expects that its adoption of SFAS No. 145 will have no material effect on its financial condition or results of operations, but that it may effect its classification of future gains or losses on debt retirement, if any.

In June of 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when incurred at fair value. The Statement in turn eliminates the definition and requirements of EITF Issue 94-3. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 may have an effect on the timing of future restructuring charges taken, if and when they occur.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2002, we do not have any derivative financial instruments and do not intend to use derivatives. We do not hold or issue any free-standing derivatives. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds. Our long-term debt includes fixed interest rates and the fair market value of the debt is sensitive to changes in interest rates. We run the risk that market rates will decline and the required payments will exceed those based on current market rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. The mortgage on our corporate headquarters has a variable interest rate that may not exceed a ceiling rate of 14% or a floor rate of 8%. Our loan from Boeing also has a variable interest rate. A change of one percentage point in the interest rate applicable to this $63.3 million of variable rate debt at September 30, 2002 would result in a fluctuation of approximately $0.6 million in our annual interest expense. Additionally, we believe that our exposure to interest rate risk is not material to our results of operations.

Item 4.    Disclosure Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II:  OTHER INFORMATION

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

3.5
Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Amendment No. 1 to Holdings’ Registration Statement on Form S-3, File No. 333-89132).

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

4.4
Warrant to purchase shares of Holdings’ Class A common stock, dated February 9, 2000, issued to Sony Electronics, Inc. (incorporated by reference to Holdings’ quarterly report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on May 12, 2000).

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

4.20
Rights Agreement, dated as of August 2, 2002, between Holdings and Equiserve Trust Company as Rights Agent (incorporated by reference to Holdings’ Current Report on Form 8-K, filed with the SEC on August 2, 2002).

4.21	Certificate of Designation, Preferences and Rights of Series D Junior Participating Preferred Stock (incorporated by reference to Exhibit A to Exhibit 4.20 hereof).

4.22	Form of Rights Certificate (incorporated by reference to Exhibit C to Exhibit 4.20 hereof).

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

10.4^
Technology Licensing Agreement by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999.

10.5	Intentionally omitted.

10.6	Intentionally omitted.

10.7^*	Amended and Restated Agreement by and between XM Satellite Radio Inc. and ST Microelectronics Srl, dated September 27, 1999.

10.8^*	Distribution Agreement, dated June 7, 1999, between OnStar, a division of General Motors Corporation, and XM Satellite Radio Inc.

10.9^*	Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and DIRECTV, INC.

10.10^*	Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and Clear Channel Communication, Inc.

10.11^*	Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and TCM, LLC.

10.12	Intentionally omitted.

10.13	Intentionally omitted.

10.14	Intentionally omitted.

10.15	Intentionally omitted.

10.16	Intentionally omitted.

10.17^	Form of Indemnification Agreement between XM Satellite Radio Holdings Inc. and each of its directors and executive officers.

10.18	1998 Shares Award Plan (incorporated by reference to Holdings’ Registration Statement on Form S-8, File No. 333-97611).

10.19^	Form of Employee Non-Qualified Stock Option Agreement.

10.20^	Firm Fixed Price Contract #001 between XM Satellite Radio Inc. and the Fraunhofer Gesellschaft zur Foderung Der angewandten Forschung e.V., dated July 16, 1999.

10.21^	Contract for Engineering and Construction of Terrestrial Repeater Network System by and between XM Satellite Radio Inc. and LCC International, Inc., dated August 18, 1999.

10.22	Employee Stock Purchase Plan (incorporated by reference to Holdings’ Registration Statement on Form S-8, File No. 333-65020).

10.23^	Non-Qualified Stock Option Agreement between Gary Parsons and XM Satellite Radio Holdings Inc., dated July 16, 1999.

10.24^	Non-Qualified Stock Option Agreement between Hugh Panero and XM Satellite Radio Holdings Inc., dated July 1, 1998, as amended.

10.25^	Form of Director Non-Qualified Stock Option Agreement.

10.26		Intentionally omitted.

10.27		Intentionally omitted.

10.28	*
Contract for the Design, Development and Purchase of Terrestrial Repeater Equipment by and between XM Satellite Radio Inc. and Hughes Electronics Corporation, dated February 14, 2000 (incorporated by reference to Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 16, 2000).

10.29	*
Joint Development Agreement, dated February 16, 2000, between XM Satellite Radio Inc. and Sirius Satellite Radio Inc. (incorporated by reference to Holdings’ quarterly report on Form 10-Q for the quarter ended June 30, 2000, filed with the SEC on May 12, 2000).

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

10.36
Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery dated as of May 15, 2001 between XM Satellite Radio, Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Amendment No. 1 to Holdings’ Registration Statement on Form S-3, File No. 333-89132).

10.37
Amendment to the Satellite Purchase Contract for In-Orbit Delivery dated as of December 5, 2001 between XM Satellite Radio, Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on December 6, 2001).

10.38
Employment Agreement, dated as of June 21, 2002, between Holdings and XM and Joseph J. Euteneuer (incorporated by reference to Holdings’ quarterly report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002.

99.1		Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

^	Incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-83619.
*
Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

(b)	Reports on Form 8-K:

On August 2, 2002, Holdings filed a Current Report on Form 8-K in connection with its adoption of a stockholder rights plan.

On August 14, 2002, Holdings filed a Current Report on Form 8-K to furnish certifications required by Section 906 of the Sarbanes-Oxley Act.

On August 14, 2002, XM filed a Current Report on Form 8-K to furnish certifications required by Section 906 of the Sarbanes-Oxley Act.1

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XM SATELLITE RADIO HOLDINGS INC. (Registrant)

November 14, 2002	By: /s/ HUGH PANERO
Hugh Panero President and Chief Executive Officer (principal executive officer)

XM SATELLITE RADIO HOLDINGS INC. (Registrant)

November 14, 2002	By: /s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

XM SATELLITE RADIO INC. (Registrant)

November 14, 2002	/s/ HUGH PANERO
Hugh Panero President and Chief Executive Officer (principal executive officer)

XM SATELLITE RADIO INC. (Registrant)

November 14, 2002	By: /s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

CERTIFICATIONS

I, Hugh Panero, President and Chief Executive Officer of XM Satellite Radio Holdings Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of XM Satellite Radio Holdings Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By: /s/ Hugh Panero
Hugh Panero President and Chief Executive Officer (principal executive officer)

CERTIFICATIONS

I, Joseph J. Euteneuer, Executive Vice President and Chief Financial Officer of XM Satellite Radio Holdings Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of XM Satellite Radio Holdings Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

By:	/s/ Joseph J. Euteneuer
Joseph J. Euteneuer Executive Vice President and Chief Financial Officer (principal financial officer)

CERTIFICATIONS

I, Hugh Panero, President and Chief Executive Officer of XM Satellite Radio Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of XM Satellite Radio Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ Hugh Panero
Hugh Panero President and Chief Executive Officer (principal executive officer)

CERTIFICATIONS

I, Joseph J. Euteneuer, Executive Vice President and Chief Financial Officer of XM Satellite Radio Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of XM Satellite Radio Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ Joseph J. Euteneuer
Joseph J. Euteneuer Executive Vice President and Chief Financial Officer (principal financial officer)