Form 10-K
period 2002-12-31
XM SATELLITE RADIO INC
filed 2003-04-02
CIK 1116317

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2002

XM SATELLITE RADIO INC.

(Exact name of registrant as specified in its charter)

Commission file number 333-39178

DELAWARE	52-1805102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 ECKINGTON PLACE, NE

WASHINGTON, D.C. 20002-2194

(Address of principal executive offices)

(Zip code)

202-380-4000

(Registrant’s telephone number, including area code)

Website: http://www.xmradio.com

Securities registered pursuant to Section 12(b) of the Act

Not Applicable

Securities registered pursuant to Section 12(g) of the Act

Not Applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2002 is $0.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class) (Outstanding as of February 28, 2003)

COMMON STOCK, $0.10 PAR VALUE 125 SHARES

(all of which are issued to XM Satellite Radio Holdings Inc.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Annual Meeting of Stockholders of XM Satellite Radio Holdings Inc., our parent company, to be held on May 22, 2003, to be filed within 120 days after the end of XM Satellite Radio Holdings Inc.’s fiscal year, are incorporated by reference into Part III, Items 10-13 of this Form 10-K. Our board of directors and executive officers are identical to those of XM Satellite Radio Holdings Inc.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

Except for any historical information, the matters we discuss in this Form 10-K contain forward-looking statements. Any statements in this Form 10-K that are not statements of historical fact, are intended to be, and are, “forward-looking statements” under the safe harbor provided by Section 27(a) of the Securities Act of 1933. Without limitation, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and similar expressions are intended to identify forward-looking statements. The important factors we discuss below and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as other factors identified in our filings with the SEC and those presented elsewhere by our management from time to time, could cause actual results to differ materially from those indicated by the forward-looking statements made in this Form 10-K.

EXPLANATORY NOTE

This annual report is filed by XM Satellite Radio Inc. (“XM”). XM is a wholly-owned subsidiary of XM Satellite Radio Holdings Inc. (“Holdings”). Unless the context requires otherwise, the terms “we,” “our” and “us” refer to XM and its subsidiaries.

This annual report and all other reports and amendments filed by us with the SEC can be accessed, free of charge, through our website at http://www.xmradio.com/investor/investor_financial_and_company.html on the same day that they are electronically filed with the SEC.

PART I

ITEM 1.    BUSINESS

Overview

We are a nationwide provider of audio entertainment and information programming for reception by vehicle, home and portable radios. Our digital audio XM Radio service offers 100 channels of music, news, talk, sports and children’s programming for a current monthly subscription price of $9.99; we also offer one premium channel. We believe XM Radio appeals to consumers because of our innovative and diverse programming, nationwide coverage, numerous commercial free music and talk channels and digital sound quality. Since our nationwide launch on November 12, 2001, we built our subscriber base to 347,159 subscribers as of December 31, 2002 through multiple distribution channels, including an exclusive distribution arrangement with General Motors, other automotive manufacturers, car audio dealers and national electronics retailers.

From our nationwide launch through the end of the third quarter of 2002, distribution of our product was almost exclusively through the aftermarket (the sale of radios by consumer electronics retailers and others for installation in automobiles after purchase). Starting with the 2003 automobile model year, which began in late summer 2002, General Motors began making XM Radio available as original equipment in new vehicles. Through an exclusive distribution arrangement with us, General Motors is currently offering 25 models of XM Radio-equipped cars, light trucks and SUVs under the Buick, Chevrolet, Oldsmobile, Cadillac, Pontiac and GMC brand names and will expand to 44 GM models for the 2004 model year. Honda, Isuzu, Nissan, Infiniti, Toyota and Volkswagen/Audi have announced that XM Radio will be available in several popular makes and models, including the Honda Accord, Nissan Pathfinder and Toyota Scion. Broad distribution of XM Radio through the new automobile market is a central element in our business strategy.

We also continue to promote XM Radio actively in the automobile aftermarket. XM radios are available under the Sony, Alpine, Pioneer and Delphi brand names at national consumer electronics retailers, such as Circuit City, Best Buy, participating Radio Shack dealers and franchisees, Wal-Mart and others. Delphi has introduced the XM SKYFi, a plug-and-play device that offers an enhanced display and attractive pricing. We consider the introduction of the SKYFi product a significant milestone, marking the launch of the second generation of XM radios at a lower cost to consumers than the first generation products, with an enhanced display and true portability from the car to home stereo systems to a boom box. After the retail aftermarket and factory-installed automobile market, this opening up of the home and portable radio market is the third major element of a marketing strategy to increase the availability of XM Radio across new markets. At the 2003 Consumer Electronics Show, the SKYFi audio system was named a finalist for the Best of CES award.

We believe, based on our experience in the marketplace, surveys, work with focus groups and market data, that there is a significant market for XM Radio. Over 75% of the entire United States population age 12 and older listens to the radio daily, and over 95% listens to the radio weekly. However, many radio listeners have access to only a limited number of radio stations and listening formats offered by traditional AM/FM radio.

We offer our consumers a unique listening experience by providing diverse programming, coast-to-coast coverage, a substantial number of commercial free channels and clear sound with our digital signals. Our 100 channels (plus one premium channel) include diverse programming designed to appeal to a large audience, and to specific groups that our research has shown are most likely to subscribe to our service, including urban and rural listeners of virtually all ages. Based on listener feedback after our first nine months of broadcasting, we updated our channel lineup and began offering our first premium channel, Playboy Radio. We have original music and talk channels created by our in-house programming unit as well as channels created by well-known providers of brand name programming, including MTV, VH1, ESPN Radio, Radio Disney, CNN, CNBC, Discovery, Fox News, E!, NASCAR, Radio One, Clear Channel, and Hispanic Broadcasting Corporation. We have a team of programming professionals with a successful record of introducing new radio formats and building local and national listenership.

In addition to our subscription fee, we generate revenues from sales of limited advertising time on a number of channels. XM Radio offers a new national radio platform for advertisers that solves many of the problems associated with buying radio advertising nationally on a spot or syndicated basis on traditional AM/FM radio. Through affinity and niche programming, we offer advertisers an effective way to aggregate geographically disparate groups of listeners in their targeted demographic markets. Advertisers on the XM network have included Warner Bros., JC Penney, U.S. Navy, Allstate and Pennzoil.

We transmit the XM Radio signal throughout the continental United States from our two satellites “Rock” and “Roll.” We are planning to launch our spare satellite, presently being modified, as part of a plan to address a solar power anomaly in our existing satellites. We also have a network of approximately 800 terrestrial repeaters, which receive and re-transmit the satellite signals in approximately 60 markets to augment our satellite signal coverage where it might otherwise be affected by buildings, tunnels or terrain.

Holdings and we have raised $1.7 billion of equity and debt net proceeds through December 31, 2002 from investors and strategic partners to fund our respective operations. On January 28, 2003, Holdings and we completed a $475 million financing, which included $225 million of new funds (bringing to $1.9 billion the amount of equity and debt raised) and $250 million of payment deferrals and a line of credit. As of March 31, 2003, Holdings’ strategic investors included General Motors, Hughes Electronics/DIRECTV, Clear Channel Communications, American Honda and Hearst Communications; Holdings’ financial investors included Columbia Capital, Madison Dearborn Partners, AEA Investors, BayStar Capital and Eastbourne Capital. We hold one of only two licenses issued by the Federal Communications Commission to provide satellite digital audio radio service in the United States.

Recent Development

On January 28, 2003, Holdings and we completed

•	an exchange of $300.2 million aggregate principal amount of XM’s previously outstanding 14% Senior Secured Notes due 2010 for $438.0 million aggregate principal amount at maturity ($300.2 million accreted value as of March 15, 2003) of 14% Senior Secured Discount Notes due 2009, cash and warrants to purchase Holdings’ Class A common stock;

•	various transactions with General Motors under which we converted $115 million in guaranteed payments we will owe to General Motors for 2003 through 2006 through the issuance of a 10% Senior Secured Convertible Note due 2009 and could pay an additional $135 million we will or in the future may owe to General Motors through advances under a credit agreement or in the case of $35 million of payments and interest under the credit facility the issuance of shares of Holdings’ Class A common stock; and

•	a financing that raised gross proceeds of approximately $225 million through a private placement of 10% Senior Secured Discount Convertible Notes due 2009 and Holdings’ Class A common stock.

Following the financing, so long as we meet the revenue, expense and cash flow projections of our refined business plan, we expect to be fully funded and will not need to raise additional financing to continue operations. Our business plan contemplates the use of either insurance proceeds and/or vendor financing to launch replacement satellite(s). Although a significant portion of the proceeds from the recent financing are held by Holdings, Holdings has indicated that it will contribute funds to us as needed to fund our operations.

Market Opportunity

Based on our experience in the marketplace to date, as well as market research, we believe that there is a significant market for our satellite radio service.

Initial Marketplace Results

Consumer response to our service has been positive. As of December 31, 2002, we had 347,159 subscribers. This subscriber growth represents a faster adoption rate than for any other consumer audio product introduced over the past 20 years, including CD players and DVD players (NPD Techworld/data 2002). Importantly, we have achieved this subscriber growth while spending significantly less in subscriber acquisition costs (SAC costs) per subscriber than we had originally projected. A more in-depth discussion of our SAC costs can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

We have also received positive feedback from our subscribers. In a survey of a random sample of our subscribers, the vast majority rated our overall service, our programming, our sound quality and the value for the money as “excellent” or “good.” We have also found a broad appeal of our service across age groups, with people in their twenties, thirties, forties and fifties each representing comparable percentages of XM subscribers.

Demand for Satellite Radio

Market studies show strong demand for radio service, as evidenced by radio listening trends, data relating to sales and distribution of radios and the general growth in radio advertising. In many markets, traditional AM/FM audio programming choices are limited to mass appeal formats. We believe our national subscription service complements traditional local radio. Moreover, the success of subscription entertainment services in other media such as cable television and satellite television further indicates potential for significant consumer demand for satellite radio services.

Penetration data relating to cable, satellite television, and premium movie channels suggest that consumers are willing to pay for services that dramatically expand programming choice or enhance quality. There are more than 19.2 million digital cable subscribers and 20 million satellite television subscribers as of 2002. As of 2002, 69% of TV households subscribe to basic cable television, and 18.5% of TV households subscribe to satellite television (National Cable Television Association website and skyreport.com website).

The Yankee Group projects satellite radio will achieve 15 million subscribers by 2006 (May 2002 study) and market studies conducted for us project that as many as 49 million people may subscribe to satellite radio by 2012.

Auto Radio Market

In 2001, radio manufacturers sold over 30 million car radios, including original equipment automobile radios and aftermarket automobile radios, as well as 1 million aftermarket automobile CD changers. In the same year, 17.2 million new cars were sold, including 4.9 million by General Motors. The vast majority of these new cars were sold with car radios (The OEM and Aftermarket for 12-Volt Electronics, Venture Development Corporation).

Radio Listening

On average, adults listen to the radio 3.2 hours a day, with the amount of radio listening fairly evenly distributed across gender and age groups. The percentage of people listening to radio is also high. Market data show that over 75% of the entire United States population age 12 and older listen to the radio daily, and over 95% listen on a weekly basis (Radio Marketing Guide and Factbook for Advertisers, Radio Advertising Bureau, 2001–2002).

Current Limitations on Programming Choice

Many consumers have access to a limited number of stations and programming formats offered by traditional AM/FM radio. Our service is expected to be attractive to underserved radio listeners who want expanded radio choices.

Limited Number of Radio Stations.    The number of radio stations available to many consumers in their local market is limited in comparison to the 101 channels we offer on a nationwide basis. In recent years, there were fewer than 50 AM/FM radio stations as listed by Arbitron broadcasting in New York City, the largest radio market in the United States. Many of these radio stations are of the same five formats. In fact, many metropolitan areas outside the largest 50 markets, such as Jacksonville, FL, Louisville, KY, and Oklahoma City, OK, have 30 or fewer AM/FM radio stations as listed by Arbitron (American Radio, Winter 2001 Ratings Report, Duncan’s American Radio, 2001).

Of the total listener base tracked by Arbitron, we estimate that our coast-to-coast service reaches over 112 million listeners age 12 and over beyond the range of the largest 50 markets as measured. Of these listeners, 46 million live beyond the largest 283 markets (2002 Market Rankings, The Arbitron Company). In addition, there are 22 million people age 12 and above who receive five or fewer stations (The Satellite Report 1999, C. E. Unterberg, Towbin).

Limited Programming Formats.    We believe that there is significant demand for a satellite radio service that expands the current programming choices available to these potential listeners. Over 48% of all commercial radio stations use one of only three general programming formats—country, news/talk/sports, and adult contemporary (Veronis, Suhler & Associates Communications Industry Forecast 2002). Over 71% of all commercial radio stations use one of only five general formats—the same three, plus oldies and religion. The small number of available programming choices means that artists representing other niche music formats are likely to receive little or no airtime in many markets. Radio stations prefer featuring artists they believe appeal to the broadest market. However, according to the Recording Industry Association of America, recorded music sales of niche music formats such as classical, jazz, movie and Broadway soundtracks, religious programming, new age, children’s programming and others comprised up to 27% of total recorded music sales in 2001 (2001 Consumer Profile).

We Are Differentiating XM Radio from Traditional AM/FM Radio

We have designed the XM Radio service to address the tastes of each of our targeted market segments through a combination of niche and broad appeal programming, and we believe that XM is an appealing alternative to traditional AM/FM radio as well as other in-vehicle audio entertainment options. Local radio stations, even those which are part of national networks, focus on maximizing listener share within local markets. This limits the types of programming they can profitably provide to mass appeal formats. In contrast, our nationwide reach and ability to provide over 100 channels in each radio market allow us to aggregate listeners from markets across the country, expanding the types of programming we can provide. The following chart indicates differences between XM Radio and traditional AM/FM radio.

	XM Radio	Traditional AM/FM Radio
Programming quality and choice	100 channels with an extensive variety of programming plus a premium channel	Limited formats in many markets

Coast-to-coast coverage	Virtually seamless signal coverage in the contiguous United States	Local area coverage

Improved audio quality	Digital quality sound	Analog AM/FM quality sound

Limited commercials	Over 30 music channels commercial-free, other music channels carry limited commercials	Average 13-17 minutes per hour

Enhanced information	Text display with title/name of song/artist	No visual display

Marketing

Our marketing strategy is designed to build awareness and demand among potential subscribers in our target markets and the advertising community.

We promote XM Radio as the leader in the new satellite radio category, offering appealing features compared to traditional radio. Our commercial launch was supported by a comprehensive advertising program including television, radio, print, outdoor and direct marketing. General Motors is sponsoring national and local print and television advertising that features the XM logo and message. Our ongoing advertising and promotional activities include television, radio and print advertising and distributing sample programming and marketing materials at retail outlets, concert venues, NASCAR events and on the Internet to generate consumer interest. For instance, we have an agreement with Clear Channel Entertainment (formerly SFX) to be the exclusive satellite radio advertiser at live concerts and sporting events presented by, and live entertainment venues managed by, Clear Channel Entertainment.

XM Radio promotes subscriber acquisition activities with both automobile original equipment and aftermarket radio manufacturers. This includes:

•	promotional campaigns directed towards automobile manufacturers and dealers;

•	in-store promotional campaigns, including displays located in electronics, music and other retail stores, rental car agencies and automobile dealerships;

•	incentive programs for retailer sales forces; and

•	jointly funded local advertising campaigns with retailers.

Distribution

We market our satellite radio service through several distribution channels including national electronics retailers, car audio dealers, mass retailers and automotive manufacturers and dealers. In the first nine months following our commercial launch, we primarily focused on distribution of radios through radio manufacturers and retail distributors to promote rapid market penetration. Starting with the 2003 automobile model year (which began in late summer 2002), we significantly increased our focus on distribution through automotive manufacturers.

National and Regional Retail Electronics Distributors.    XM radios and the XM Radio service are marketed and distributed through major consumer electronics retail channels, including Circuit City, Best Buy, participating Radio Shack dealers and franchisees, Wal-Mart and others. We develop in-store merchandising materials, including end-aisle displays for several retailers, and trained the sales forces of all major retailers.

Exclusive Distribution Agreement with General Motors.    Under our agreement with the OnStar division of General Motors, for a 12-year period, General Motors will exclusively distribute and market the XM Radio service and install XM radios in General Motors vehicles. General Motors sold 4.8 million automobiles in 2002, which represented more than 28.5% of the United States automobile market. General Motors first made XM radios available as an option in Cadillac Sevilles and Devilles for the 2002 model year in the fall of 2001. For the 2003 model year commencing in September 2002, General Motors is manufacturing 25 models of XM radio-equipped cars, light trucks and sport utility vehicles under the Buick, Chevrolet, Oldsmobile, Cadillac, Pontiac and GMC brand names. General Motors has recently announced that XM radios would be available in 44 models for the 2004 model year. General Motors has made XM radios available in diverse price categories, ranging from the Chevy Cavalier to the Cadillac Escalade. Under this agreement, we have substantial payment obligations to General Motors, including among others, certain guaranteed, annual, fixed payment obligations. We recently issued a note to General Motors in lieu of our guaranteed payment obligations for 2003 through 2006 and have put in place financing for subscriber acquisition, revenue share and certain other payments. While we have discussed with General Motors certain installation projections, General Motors is not required to meet any minimum targets for installing XM radios in General Motors vehicles. In addition, certain of the payments to be made by us under this agreement will not be directly related to the number of XM radios installed in General Motors vehicles.

Honda.    Honda has announced that it will offer XM in the 2003 Honda Accord and Honda Pilot, as dealer installed options, and the 2004 Honda Accord, Acura RL and Acura TL, as factory installed features. American Honda is a major investor in XM.

Other Automobile and Truck Manufacturers.    XM will be available as an option on six Infiniti and Nissan 2003 models. Isuzu dealers offer XM radios to buyers of their Axiom and Rodeo models. Toyota will offer XM in its new youth-oriented Scion brand models. We are currently in discussions with other car manufacturers as well as large independent dealer groups regarding additional distribution agreements. We are educating automobile dealers about XM Radio to develop sales and promotional campaigns that promote XM radios to new car buyers.

In addition, we have relationships with Freightliner Corporation and Pana-Pacific, and XM radios are available in Freightliner and Peterbilt trucks and Winnebago RVs.

Expanding Product Configurations.    In the fall of 2002, Delphi introduced the first of the second generation of XM radios, the Delphi SKYFi, a plug and play device that can be adapted for home, automobile or portable use (boom box). The SKYFi features an enhanced display that shows channel number, channel name, artist name, song title and channel category and is available at a significantly lower cost than earlier XM radios. More than 100,000 SKYFi units were sold to retailers during 2002. The SKYFi product line has been expanded to include a “boom box” unit, the first portable boom box satellite radio. We also plan to expand our product offerings in the home and portable categories in 2003, and to use specialized data and other services in certain markets.

We have contracts with Motorola, Pioneer, Alpine, Mitsubishi Electric, Clarion, Blaupunkt, Fujitsu Ten, Hyundai Autonet, Bontec, Visteon, Panasonic and Sanyo for the development, manufacture and distribution of XM radios for use in cars and contracts with Sony Electronics and Delphi-Delco to design, manufacture and market XM radios for the portable, home, aftermarket and original equipment manufacture car stereo markets. Pioneer Electronics Corporation, Alpine Electronics and Sony, which each manufacture XM Radios for the car audio aftermarket, together sold over 43% of aftermarket car radios sold in the United States in 2001 (NPD Intellect, 2001). To facilitate attractive pricing for retail radio and automobile consumers, we have financial arrangements with certain radio manufacturers that include our subsidizing of certain radio component parts. These leading radio manufacturers have strong retail and dealer distribution networks in the United States. We are pursuing additional agreements for the manufacture and distribution of XM radios for the home and portable markets.

We plan to expand retail aftermarket distribution in 2003 in two important areas. First, we intend to expand our retail presence within existing retailers by establishing displays in the home audio (or home stereo) section of the store. We now have hardware configurations, such as the Delphi SKYFi radio, that easily connect to home stereo systems or plug into the SKYFi “boom box.” We expect more than 80,000 SKYFi “boom box” units to be shipped to retailers during the first half of 2003.

Second, we expect to expand distribution to retailers focusing on other important market segments for satellite radio. For example, we plan to expand distribution to the major truck stop chains (Pilot, Truckstops of America, Petro and Flying J), marine dealers and distributors of home satellite TV systems.

Future Interoperability Distribution Arrangements.    We have signed an agreement with Sirius Radio to develop a unified standard for satellite radios to facilitate the ability of consumers to purchase one radio capable of receiving both our and Sirius Radio’s services. Both companies expect to work with their automobile and radio manufacturing partners to integrate the new standard. Future agreements with automakers will specify the unified satellite radio standard. Furthermore, future agreements with retail and automotive distribution partners and content providers will be on a non-exclusive basis and may not reward any distribution partner for not distributing the satellite radio system of the other party.

The XM Radio Service

Our 101 channel offering (100 basic service channels plus one premium channel) includes channels designed to appeal to different groups of listeners, including urban and rural listeners of different ages, and to specific groups that our research has shown are most likely to subscribe to our service, and thereby aggregate a large potential audience for our service. In addition to providing radio formats that are appealing to different groups, in every format we deliver we strive to provide an entertaining or informative listening experience.

The following is a list of channels included in our current service offering.

	Channel Name	Channel Description
Preview	XM Preview	XM Preview

Decades	The 40s	Forties/Swing
	The 50s	Fifties
	The 60s	Sixties
	The 70s	Seventies
	The 80s	Eighties
	The 90s	Nineties

Country	America	Classic Country
	Nashville!	Top Country Hits
	X Country	Progressive Country
	Hank’s Place	Traditional Country
	Bluegrass Junction	Bluegrass
	The Village	Folk

Hits	20 on 20	Top 20 Hits
	KISS	LA Rock
	MIX	Pop Mix
	The Heart	Love Songs
	Sunny	Beautiful Music
	MTV Radio	Rock/Pop
	VH1 Radio	Rock/Pop
	Cinemagic	Movie Soundtracks
	On Broadway	Showtunes
	U-Pop	Euro Chart Hits
	Special X	Special Topics

Christian	The Torch	Christian Rock
	The Fish	Christian Pop

Rock	Deep Tracks	Deep Album Rock
	Boneyard	Hard Rock
	XM Liquid Metal	Heavy Rock
	XMU	New Rock
	Fred	Classic Alternative
	XM Cafe	Modern/Soft alt.
	Top Tracks	Classic Rock Hits
	Ethel	Alternative Hits
	Squizz	Hard Alternative
	The Loft	Acoustic/Folk
	XM Music Lab	Progressive/Fusion
	Unsigned!	Emerging Acts

Urban	Soul Street	Classic Soul
	The Flow	Neo Soul
	Suite 62	Urban
	Spirit	Gospel
	The Groove	Old School R&B
	The Rhyme	Classic Rap
	RAW	Uncut Hip Hop
	The City	Urban Top 40

Jazz & Blues	Real Jazz	Traditional Jazz
	Watercolors	Contemporary Jazz
	Beyond Jazz	Modern Jazz
	Frank’s Place	Great Vocals/Stds.
	Bluesville	Blues
	Luna	Latin Jazz
	On the Rocks	Cocktail Mix

Dance	The Move	Underground Dance
	BPM	Club Hits
	The System	Electronica
	Chrome	Disco
	Channel Name	Channel Description
Latin	Aguila	Spanish Top 40
	Caricia	Spanish Pop Hits
	Vibra	Rock in Spanish
	Tejano	Tejano
	Caliente	Caribbean

World	World Zone	World Music
	The Joint	Reggae
	Ngoma	Music from Africa
	Audio Visions	New Age
	Fine Tuning	Eclectic

Classical	XM Classics	Traditional Classical
	Vox!	Opera
	XM Pops	Classical Hits

Kids	Radio Disney	Children
	XM Kids	Children

News	Fox News	News
	CNN	News
	CNN Headline News	News
	ABC News & Talk	News and Talk
	The Weather Channel	24 Hr. Weather Network
	CNBC	Business News
	Bloomberg	News and Business
	CNET Radio	Tech News
	BBC World Service	World Affairs
	C-SPAN Radio	US Gov’t/Public Affairs
	CNN en Espanol	News in Spanish

Sports	ESPN Radio	Talk/Play-by-Play
	ESPN News	Sports News
	Fox Sports Radio	Sports News Talk
	The Sporting News	Sports Talk
	NASCAR Radio	Automotive/Racing

Comedy	XM Comedy	Comedy
	Laugh USA	Family Comedy
	Extreme XM	Comedy

Variety	Discovery Radio	Health/General Science
	E! Entertainment Radio	Entertainment News
	Sonic Theater	Books & Drama
	Radio Classics	Old Time Radio
	Ask!	Experts Talk
	Buzz XM	Hot Talk Stars
	XM Live	Concerts/Interviews
	The Power	African American Topics
	FamilyTalk	Christian Talk
	Open Road	Trucker’s Channel

Premium	Playboy Radio	Adult

Summary
70	Music
30	Talk
1	Premium
101	TOTAL

Hallmarks of XM’s channel lineup include:

Broad range of music genres and live radio entertainment.    XM offers 70 channels of music-oriented entertainment. Each channel is programmed in its own distinct format, many generally not previously available on radio, and some newly created by XM to appeal to emerging listening tastes.

Musical formats unavailable in many markets.    XM Radio offers many music formats that are popular but currently unavailable in many markets. More than 71% of all commercial radio stations in markets measured by Arbitron use one of only five programming formats: country; adult contemporary; news/talk/sports; oldies; or religious. Furthermore, the number of radio stations available to many consumers in their local market is limited in comparison to the 100 channels (plus one premium channel) we offer on a nationwide basis. In 2000, there were only 49 AM/FM radio stations as listed by Arbitron broadcasting in New York City, the largest radio market in the United States, many of which are of the same five formats. We offer many types of music with significant popularity, as measured by recorded music sales and concert revenues, that are unavailable in many traditional AM/FM radio markets. Such music includes classical recordings and popular blues music that have retail appeal but are not commonly played on traditional AM/FM radio. Recorded music sales of niche music formats such as classical, jazz, movie and Broadway soundtracks, religious programming, new age, children’s programming and others comprised up to 27% of total recorded music sales in 2000. We have channels devoted to all of these formats and many other popular musical styles that are not currently heard in many small and medium sized markets, such as heavy metal, modern electronic dance, disco and blues.

Superserve popular musical formats.    We offer more specific programming choices than traditional AM/FM radio generally offers for even the most popular listening formats. For example, on traditional AM/FM radio oldies music is often generalized on a single format. We segment this category by offering several channels devoted to the music of each decade from the 1940’s to the 1990’s. We also offer eight channels dedicated to urban formats and six distinct country music formats.

Popular brand name content available 24/7 on radio.    The advent of multichannel cable and satellite television services has spawned the emergence of many popular and easily recognized brand names, spanning a wide range of content categories and niche topics. XM is bringing many of these to radio, available nationwide. Among these are:

— CNBC

— CNN

— CNN Headline News

— Discovery

— E! Entertainment

— ESPN

— Fox News

— MTV

— VH1

— NASCAR

— The Weather Channel

Sports and Entertainment Programming.    XM offers a broad array of sports and variety programming, including sports talk, ESPN Radio and ESPN News, the nation’s only dedicated NASCAR channel, three comedy channels, an old-time radio channel, and a channel dedicated to books and dramas. The ESPN Radio channel includes play-by-play NBA and Major League Baseball games including the all-star games, playoffs, championships and World Series; and the channel also carries the college football Bowl Championship Series games. This type of programming is not available in many radio markets and we believe it makes our service appealing to dedicated sports fans and listeners whose tastes are not served by existing AM/FM radio stations.

A wide range of popular talk radio stars.    Over the last two decades talk radio has emerged as a major component of radio listening. XM showcases many well-known talk radio personalities on its channels, including

Bill O’Reilly, Sean Hannity, Michael Reagan, Phil Hendrie, Art Bell, Bruce Williams, Glenn Beck, Rick Dees, and many others.

A wide range of ethnic and informational / affinity programming.    We provide a variety of formats that target specific ethnic and special interest groups who are rarely served by traditional AM/FM radio. We believe by using our national platform to aggregate geographically disparate groups who share common cultural and/or listening interests through affinity programming, we provide advertisers a valuable way to market products and services to these groups by advertising on these channels. For instance, we have channels devoted to urban formats, the nation’s first African American talk channel, five channels devoted to Latin music, as well as CNN en Español, three comedy channels and two channels devoted to kids and parents.

State-of-the-art facilities.    XM creates most of its music channels (as well as most of its comedy and children’s channels, NASCAR radio and the Open Road trucker channel) at its studio facilities in Washington DC, midtown Manhattan in New York City, and in Nashville at the Country Music Hall of Fame and Museum. These interconnected facilities comprise an all digital radio complex that is one of the world’s largest, with over 80 sound-proof studios of different configurations. The studios tap a centralized digital database of over 200,000 CDs and more than 1.2 million songs. We also have two performance studios for visiting artist interviews and performances.

Dedicated, highly skilled staff.    Our dedicated and experienced radio programming and production talent and on-air staff includes leading radio and music experts in their genres. Collectively, they hold over 300 gold records reflecting their involvement with the music industry and have more than a thousand years of radio programming experience.

XM’s own approach to creation of radio entertainment.    XM’s goal is to create fans, not just listeners, who will come to identify with the music, personalities and attitude of their favorite channels. We believe several important features differentiate XM:

•	Branding of each channel, with audio signatures and sounds to create an audio ambience that is specific to each genre. Audio signatures for one channel have already won a New York Festival award.

•	Live programming to allow listeners to interact with their favorite channels and personalities. XM music channels deliver over 5,000 hours per month of live shows, and in the month of February 2003 the channels received a total of more than 50,000 telephone calls from listeners nationwide, requesting songs, seeking information about an artist, or engaging in dialog.

•	Targeted features and shows to appeal to specific audiences. These include regularly scheduled shows such as sub-genre showcases, mini-histories, and shows featuring artists such as Wynton Marsalis and Quincy Jones. The XM Kids channel has already won five Parents Choice awards for its five distinct shows.

•	Live performances and artist interviews. To date XM has hosted more than 700 visits by prominent and emerging artists in virtually every musical genre. Most of these visits include extensive interviews covering their careers and interests as well as performances. Performances included the Wynton Marsalis Septet, and Billy Joel discussing his classical music roots and interests.

•	More extensive playlists than traditional radio. Traditional AM/FM radio stations frequently use limited playlists that focus on the artists and specific music that target the largest audience. With our large channel capacity and focus on specific formats, we strive to provide more variety to attract listeners dissatisfied with repetitive and/or limited playlist selection. For example, in the rock genre, we have a channel dedicated to “deep tracks” not generally heard on rock radio stations.

•

Quick response when major music and cultural events occur. XM Radio programmers aim to respond quickly to changing musical tastes, seasonal music and emerging popular culture by providing listeners with coverage of major music and other cultural events. For instance, one of our channels, “Special X,”

plays only patriotic music on July 4th and holiday music during December. In addition, our diverse channel format has enabled us to pay special tribute to the passing of George Harrison, cover the MTV Video Music Awards, mark the 25th anniversary of Elvis Presley’s death, celebrate Black History Month with a wide range of programming across many channels, and broadcast a programming event that covered every top 40 hit in sequence from 1940 through 1999.

Special focus on the demands of mobile listeners.    A significant percentage of radio listeners, such as truckers, routinely travel through two or more radio markets on a frequent basis. This audience has responded enthusiastically to our nationwide coverage and the programs of popular trucking radio personalities Bill Mack, Dale “the Truckin’ Bozo” Somers and Dave Nemo on “Open Road,” our channel dedicated to truckers.

Superior digital sound quality.    Our digital signal transmitted via satellite and our terrestrial repeater network provides nationwide, virtually uninterrupted coverage. Our internal research with small groups of listeners indicates that most listeners cannot distinguish a song played over XM from the CD. Our digital sound quality is a particular benefit for music formats that have strong demand on a nationwide basis but have been relegated to AM stations with weaker signals due to lack of available FM frequencies. By having specific channels dedicated to classic country, the 1940s and gospel, for example, we provide superior sound quality to formats that are traditionally found only on AM stations.

Channels that are either completely ad-free or have a reduced amount of advertising relative to terrestrial radio.    We believe that a significant portion of the listening market will pay to subscribe to a radio service that provides commercial-free channels and channels with reduced advertising, as demonstrated by the appeal of limited periods of non-stop music used by some traditional AM/FM stations. We target this audience with over 30 commercial-free music channels covering popular music formats. The remainder of our music channels have reduced amounts of advertising, carrying less than one third the advertising spots of typical AM/FM music stations.

Informative digital display.    Accompanying the audio portion of the broadcast, the digital display of XM Radio indicates the channel name, number and category. It also can be adjusted to indicate the name of the song and artist, or the name of the talk show being aired.

Future content arrangements.    Under our agreement with Sirius Radio, all new arrangements with providers of programming or content, including celebrity talent, must be non-exclusive and may not reward any provider for not providing content to the other party.

Channel changes.    After approximately nine months of operations, we revised our channel lineup based on listener feedback. We replaced certain of our previous channels with channels dedicated to neo-soul, books and drama, old-time radio drama, folk music, easy listening and other formats, and responses have been favorable.

Subscriber and Advertising Revenue

We derive revenues from two primary sources: subscriber revenues and advertising revenues. We charge subscribers a monthly fee for 100 channels of our programming. In September 2002, we introduced our first premium channel, Playboy Radio, which customers can subscribe to for an additional monthly fee. As of December 31, 2002, we had 347,159 subscribers, of whom 9,000 also subscribe to our premium channel.

Advertising revenue provides an additional revenue source. While we offer over 30 commercial free channels, the remaining channels provide what we believe is an attractive advertising medium for national advertisers. XM Radio offers a new national radio platform that solves many of the problems associated with buying AM/FM radio advertising nationally on a spot or syndicated basis. For example, advertisers on XM will have their ads run nationwide and not miss smaller markets or lose coverage by running on weak stations or stations that cover only a portion of a particular market.

Advertiser Development and Acquisition.    Our ability to aggregate various local niche market segments into national audiences will be attractive to national advertisers and agencies. We have held extensive meetings with media directors, planners and buyers at advertising and media buying agencies to develop advertiser awareness of the benefits of satellite radio. We have advertising sales offices in several major media markets to sell directly to advertising agencies and media buying groups and have engaged Premiere Radio Networks, an affiliate of Clear Channel Communications, to be an advertising sales representative. We have sold advertising packages to a variety of advertisers and agencies, including Warner Bros., JC Penney, U.S. Navy, Allstate and Pennzoil. Arbitron, which produces radio listenership reports, is working with us to quantify our listenership and channel ratings for the benefit of national media buyers.

The XM Radio System

Our system provides satellite radio to the continental United States and coastal waters using radio frequencies allocated by the FCC for satellite radio. These radio frequencies are within a range of frequencies called the S-Band. The XM Radio system is capable of providing high quality satellite services to XM radios in automobiles, trucks, recreation vehicles and pleasure craft, as well as to fixed or portable XM radios in the home, office or other fixed locations. The XM Radio system uses a network consisting of two high-power satellites, an uplink facility, and ground-based repeaters primarily in dense urban areas to provide coverage where the satellite signal is obstructed.

Consumer Hardware

XM Radios.    We transmit XM content throughout the continental United States to vehicle, portable, home and plug-and-play radios. Most of our radios are capable of receiving both XM content and traditional AM/FM stations. As discussed above, we have recently introduced SKYFi by Delphi, the second generation of XM’s plug-and-play device, offering more advanced user features including a large display showing channel number, channel name, artist name, song title and channel category, more convenient channel navigation including 20 channel presets; and a “favorite mode” letting users preview the artist name and song title currently playing on their favorite channels before making a selection. XM radios are available under the Sony, Alpine, Pioneer and Delphi brand names at national consumer electronics retailers, such as Circuit City, Best Buy, participating Radio Shack dealers and franchisees, Wal-Mart and others. The plug-and-play devices are designed to augment the existing radio that provides AM/FM stations in the car or home. ST Microelectronics manufactures the chipsets that decode the XM Radio signal.

Product Innovation.    We continue to implement our technology plan, which aims to reduce the cost of XM radios while increasing their functionality. We intend to achieve cost reduction through chipset integration, as the industry trend is for the ongoing introduction of less expensive and smaller-sized chipsets and products. We expect to introduce several new XM radio products in 2003 for home, portable, PC and vehicle use.

Unified Standard for Satellite Radio.    On February 16, 2000, we signed an agreement with Sirius Radio to develop a unified standard for satellite radios enabling consumers to purchase one radio capable of receiving both Sirius Radio’s and our services. The technology relating to this unified standard is being jointly developed and funded by the two companies, who will share ownership of it. This unified standard is intended to meet FCC rules requiring interoperability with both licensed satellite radio systems.

As part of the agreement, each company has licensed to the other its intellectual property relating to the unified standard and its system.

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

Sirius Radio and we have also agreed to negotiate in good faith to provide service to each other’s subscribers in the event of a catastrophic failure of the XM Radio system or the Sirius Radio system.

Space Segment

Satellite System.    Boeing Satellite Systems (BSS), formerly Hughes Space and Communications, has built, launched and delivered in-orbit two Boeing 702 high-power satellites (“Rock” and “Roll”) for the XM Radio system. The satellites were launched on March 18, 2001 and May 8, 2001, respectively, and are transmitting the XM signal. BSS is also completing one ground spare satellite, which was originally intended to be available in the event of a failure of any satellite or to accommodate our satellite system growth.

The Boeing 702 is the highest powered commercial communications satellite currently available. Both of our satellites contain communications payloads provided by Alcatel. The communications payload electronics are designed to make best use of technologies that have already been developed or used in previous satellite programs. The design includes significant redundancy and protective measures to prevent loss of service.

In September 2001, BSS advised us of a progressive degradation problem with the solar array output power of Boeing 702 class satellites, including Rock and Roll. At the present time, the output power of the solar arrays and the broadcast signal strength are above minimum acceptable levels and are expected to remain that way at least through 2005, permitting full operation of the XM System (based on patterns projected by BSS). We have spacecraft launch and in-orbit insurance policies that provide coverage to us for a total, constructive total or partial loss of either of our satellites where such loss arises from an occurrence within the first five years after launch. The aggregate sum insured in the event of the total or constructive total loss of our satellites is $400 million ($200 million per satellite). In September 2001, we advised our insurance carriers that the aforementioned solar array situation was likely to result in a claim under our in-orbit insurance policies and, in the first quarter of 2003, we filed a claim with the insurance carriers for the aggregate sum insured (less applicable salvage); we believe we will ultimately receive insurance payments adequate to launch our spare satellite and commence work on an additional satellite, although there is no assurance that would be the case. Since the issue is common to Boeing 702 class satellites, the manufacturer and we are closely watching the progression of the problem, including data from a satellite that has been in orbit longer than either of our two satellites by approximately 15 and 17 months, respectively. With this advance visibility of performance levels, insurance arrangements in place and claim filed, a spare satellite under construction that is being modified to address the solar power anomaly, the ability to provide full service for some period of time with Rock and Roll collocated in one orbit slot and the spare located in the other slot (which would allow partial use of the existing satellites through the first quarter of 2008), availability of comparable satellites from more than one vendor, and various mitigation actions to extend the full or partial use of the satellites, we believe that we will be able to launch additional satellites prior to the time the solar power problem might cause the broadcast signal strength to fall below minimum acceptable levels. Based on the consistency of the degradation trends (with no substantial improvement to date) and continuing analyses by BSS and us, our management adjusted the estimated useful lives of our in-orbit satellites, with effect from September 2002, to the period running through first quarter 2008 (approximately 6.75 years from launch). Our management will continue to monitor this situation carefully and may re-adjust the estimated useful lives of our in-orbit satellites based on future information.

Satellite Transmission.    Our two satellites are deployed at 85 West Longitude and 115 West Longitude. At their designated orbital locations, the satellites receive audio signals from our programming center and retransmit the signals across the continental United States. The satellites are 30° apart in longitude in order to enhance the probability of clear line-of-sight communication between the satellites and XM mobile radios.

The transmission coverage areas, or footprints, of our satellites encompass the 48 contiguous states and nearby coastal waters. We have tailored these footprints to provide nearly uniform availability over the United States and to minimize transmission spillage across the United States borders into Canada and Mexico. However, because coverage does extend to the Gulf of Mexico, the California coast and the Atlantic coast, we also expect to be able to provide XM Radio to the cruise ships, cargo vessels and leisure boats that frequent these waters.

Our satellites transmit audio programming within a 12.5 MHz bandwidth operating in the S-Band radio frequency spectrum that the FCC has allocated for our exclusive use. Megahertz is a unit of measurement of frequency. This 12.5 MHz bandwidth is subdivided into six carrier transmission signals, two signals transmitted from each of our two satellites and two signals transmitted by the terrestrial repeater network. The audio programming for XM Radio is carried on two satellite signals, and the remaining two satellite signals and the terrestrial repeater signals repeat the audio programming to enhance overall signal reception. The transmission of higher quality sound requires the use of more kilobits per second than the transmission of lesser quality sound. We are currently using our allocated bandwidth in such a way as to provide 101 channels of programming, in high-quality digital sound.

Insurance.    We bear the risk of loss for each of the satellites, and we have obtained insurance to cover that risk. We have launch and in-orbit insurance policies from global space insurance underwriters. These policies provide coverage for a total, constructive total or partial loss of either of the satellites that occurs during a period ending five years after launch. Our insurance will not cover the full cost of constructing, launching and insuring two new satellites, nor will it protect us from the adverse effect on our business operations due to the loss of a satellite; however, we believe we will ultimately receive insurance payments adequate to launch our spare satellite and commence work on an additional satellite, although there is no assurance that would be the case. Our policies contain standard commercial satellite insurance provisions, including standard coverage exclusions. We have filed a claim under our in-orbit insurance policy, as described above under the heading “—Satellite System.”

Ground Segment

Satellite Control.    Each of our satellites is monitored by a telemetry, tracking and control station, and both satellites are controlled by a spacecraft control station. Each of the stations has a backup station. We have a contract with Telesat Canada, Inc., an experienced satellite operator, to perform the telemetry, tracking and control functions.

Broadcast Facility.    Programming from both our studios and external sources is sent to our broadcast facility in Washington, DC, which packages and retransmits signals to our satellites through the uplink station. In addition, financial services and certain administrative support are carried on at our Washington, DC facilities. Communications traffic between the various XM Radio facilities is controlled by the network operating center. The network operating center monitors satellite signals and the terrestrial repeater network to ensure that the XM Radio system is operating properly. We have designed and installed fault detection diagnostic systems to detect various system failures before they significantly impact our quality of service.

Terrestrial Repeaters.    Our terrestrial repeater system of approximately 800 repeaters in approximately 60 markets, supplements the coverage of our satellites. In some areas, satellite signals may be subject to blockages from tall buildings and other obstructions. Due to the satellites’ longitudinal separation, in most circumstances where reception is obscured from one satellite, XM Radio is still available from the other satellite. In some urban areas with a high concentration of tall buildings, however, line-of-sight obstructions to both satellites may be more frequent. In such areas, we have installed and may continue to install terrestrial repeaters to facilitate signal reception. Terrestrial repeaters are ground-based electronics equipment installed on rooftops or existing tower structures, where they receive the signal from one of the satellites, amplify it and retransmit it at significantly higher signal strength to overcome any satellite signal obstruction.

Competition

We face competition for both listeners and advertising dollars. In addition to pre-recorded music purchased or playing in cars, homes and using portable players, we compete most directly with the following providers of radio or other audio services:

Sirius Satellite Radio

Our direct competitor in satellite radio service is Sirius Radio, the only other FCC licensee for satellite radio service in the United States. Since October 1997, Sirius Radio’s common stock has traded on the Nasdaq National Market. Sirius recently announced it had completed a recapitalization that is expected to fund the company into 2004. Sirius began commercial operations in February 2002, and began nationwide service during the third quarter of 2002. Sirius offers its service for a monthly fee, featuring 100 channels. As of December 31, 2002, Sirius announced that it had 29,947 subscribers.

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

•	program content;

•	on-air talent;

•	transmitter power;

•	source frequency;

•	audience characteristics;

•	local program acceptance; and

•	the number and characteristics of other radio stations in the market.

Currently, traditional AM/FM radio stations broadcast by means of analog signals, not digital transmission. We believe, however, that in the future traditional AM/FM radio broadcasters may be able to transmit digitally into the bandwidth occupied by current AM/FM stations. iBiquity Digital recently received FCC approval to begin digital broadcasting in the AM and FM bands. Radio broadcast groups and stations in 40 large, midsize and small markets expect to begin digital broadcasting during 2003.

Internet Radio

A number of Internet radio broadcasts provide listeners with radio programming from around the country and the world. Although we believe that the current sound quality of Internet radio is below standard and may vary depending on factors that can distort or interrupt the broadcast, such as network traffic, we expect that improvements from higher bandwidths, faster modems and wider programming selection may make Internet radio a more significant competitor in the future.

There are a number of Internet-based audio formats in existence or in development that could compete directly with XM Radio. For example, Internet users with the appropriate hardware and software can download sound files for free or for a nominal charge and play them from their personal computers or from specialized portable players or compact disk players. Availability of music in the public MP3 audio standard has been growing in recent years with sound files available on the websites of online music retailers, artists and record labels and through numerous file sharing software programs. These MP3 files can be played instantly, burned to a compact disk or stored in various portable players available to consumers. Although presently available formats have drawbacks such as hardware requirements and download bandwidth constraints, which we believe would make XM Radio a more attractive option to consumers, Internet-based audio formats may become increasingly competitive as quality improves and costs are reduced.

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

As the owner of one of two FCC licenses to operate a commercial satellite radio service in the United States, we will continue to be subject to regulatory oversight by the FCC. Our development, implementation and operation of our system is subject to significant regulation by the FCC under authority granted under the Communications Act and related federal law. Non-compliance by us with FCC rules and regulations could result in fines, additional license conditions, license revocation or other detrimental FCC actions. Any of these FCC actions may harm our business. There is no guarantee that the rules and regulations of the FCC will continue to support our business plan.

One of the two losing bidders in the satellite radio license auction filed a petition to deny our application for an FCC license, but the petition was denied. The losing bidder asked the FCC to review this decision. The losing bidder also asked a federal court of appeals to mandate that the FCC review this decision. On November 30, 2001, the FCC denied the losing bidder’s application for review and upheld the FCC’s previous decision denying its petition to deny. The losing bidder appealed the decision to the United States Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”). The losing bidder argued that WorldSpace had effectively taken control of us without FCC approval and that WorldSpace has circumvented the FCC’s application cut-off procedures. WorldSpace is no longer a stockholder in Holdings. We, along with the FCC, opposed this appeal and denied the allegations contained in the challenge. In February 2003, the D.C. Circuit rejected the losing bidder’s claims and upheld the FCC’s decision to grant us our license. The losing bidder can request that the D.C. Circuit rehear its case or can request that the United States Supreme Court review the D.C. Circuit’s decision. The FCC’s order granting our license remains in effect during the pendency of the appeal. In December 2000, the FCC approved a transfer of control of our FCC license from Motient Corporation to a diffuse group of owners, none of whom will have a controlling interest in us. The FCC has conditioned this approval on the outcome of the losing bidder’s application for review. Although we believe that the award of the license to us will continue to be upheld, we cannot predict the ultimate outcome of this challenge. If this challenge is successful, the FCC could take a range of actions, any of which could harm our ability to proceed with our satellite radio service.

Our license, which is held by a subsidiary wholly owned by XM, has a term of eight years from commencement of XM’s operations and may be renewed. The FCC requires the satellite radio licensees, including us, to adhere to certain milestones in the development of their systems, including a requirement that the licensees begin full operation by October 2003. We have certified to the FCC that we have met all of the milestones applicable to our license.

The FCC has indicated that it may in the future impose public service obligations, such as channel set-asides for educational programming, on satellite radio licensees.

The FCC’s rules require interoperability with all licensed satellite radio systems that are operational or under construction. The FCC conditioned our license on certification by us that our final receiver design is interoperable with the final receiver design of the other licensee, Sirius Radio, which uses a different transmission technology than we use. Depending on what level of interoperability is required, we may not initially meet this interoperability requirement. We have signed an agreement with Sirius Radio to develop a unified standard for satellite radios, but we anticipate that it will take several years to develop the technologies necessary for radios that will be capable of receiving both our service and Sirius Radio’s service. Furthermore, complying with the interoperability requirement could make the radios more difficult and costly to manufacture. Together with Sirius Radio, we have informed the FCC of the progress that has been made to date in meeting the interoperability requirement.

The FCC is currently conducting a rulemaking proceeding to establish rules for terrestrial repeater transmitters, which we have deployed and plan to continue deploying to fill in gaps in satellite coverage. The FCC has proposed to permit us to deploy these facilities. Specifically, the FCC has proposed a form of blanket licensing for terrestrial repeaters and service rules which would prohibit satellite radio licensees from using terrestrial repeating transmitters to originate local programming or transmit signals other than those received from the satellite radio satellites. Various parties, including the National Association of Broadcasters, Wireless Communications Service (WCS) licensees, Multipoint Distribution Service (MDS) licensees, and Instructional Television Fixed Service (ITFS) licensees have asked the FCC to:

•	limit the number of repeaters operating at greater than 2 kW EIRP that may be deployed;

•	limit the power level of the repeaters operating at greater than 2 kW EIRP that are deployed;

•	delay consideration of terrestrial repeater rules until XM Radio and Sirius Radio provide additional information regarding planned terrestrial repeaters;

•	require individual licensing of each terrestrial repeater; and

•	impose a waiting period on the use of repeaters in order to determine if signal reception problems can be resolved through other means.

Our deployment of terrestrial repeaters may be impacted by whatever rules the FCC issues in this regard although we believe these impacts are not likely to be material to our business. We have made a proposal to the FCC to set a 40 kW EIRP limit or, alternatively, a limit of 18 kW EIRP calculated by averaging power over 360 degrees, on the power of terrestrial repeaters. We have also proposed to coordinate with WCS licensees in certain cases prior to operating terrestrial repeaters above 2 kW EIRP. The coordination may include our providing filters in certain instances to limit the interference WCS licensees claim will result from our operation of repeaters operating above 2 kW EIRP.

On November 1, 2001, the FCC issued a further request for comments on various proposals for permanent rules for the operation of terrestrial repeaters. We have opposed some of these proposals. Some of the FCC’s proposals and proposals made by other parties, if adopted by the FCC, could impact our ability to operate terrestrial repeaters, including requiring us to reduce the power of some of our current repeaters, and subject us to monetary liability to compensate other FCC licensees that claim they receive interference from our repeaters.

We are currently operating terrestrial repeaters pursuant to Special Temporary Authority (“STA”) granted by the FCC in September 2001. This STA authorizes us to operate our terrestrial repeaters for commercial service on a non-interference basis. Because the STA was conditioned on a non-interference basis, we are required to either reduce power or cease operating a repeater upon receipt of a written complaint of interference. One party that opposed XM Radio’s request for STA has filed an application for review of the decision granting us an STA asking the FCC to reverse the decision and deny XM Radio’s STA request. This Application for Review is pending. This STA expired on March 18, 2002. On March 11, 2002, we applied for an extension of this STA. Pursuant to the FCC’s rules, we can continue to operate our terrestrial repeaters pursuant to the STA pending a final determination on our extension request.

The FCC also may adopt limits on emissions of terrestrial repeaters to protect other services using nearby frequencies. While we believe that we will meet any reasonable non-interference standard for terrestrial repeaters, the FCC has no specific standard at this time, and the application of such limits might increase our cost of using repeaters. Although we are optimistic that we will be able to construct and use terrestrial repeaters as needed, the development and implementation of the FCC’s ultimate rules might delay this process or restrict our ability to do so. We believe that it is not likely that an FCC order would materially impact the terrestrial repeater system design currently in operation.

We are required to coordinate the XM Radio system with systems operating in the same frequency bands in adjacent countries. Canada and Mexico are the countries whose radio systems are most likely to be affected by satellite radio. The United States government, which conducts the coordination process, has entered into coordination agreements with both the Canadian and Mexican governments.

We operate the communication uplinks between our own earth station and our satellites in a band of radio frequencies that are used for several other services. The FCC has granted us a license for this earth station which expires in March 2011. The other services operating in this band are known under FCC rules as fixed services, broadcast auxiliary services, electronic news gathering services, and mobile satellite services for uplink station networks. Although we are optimistic that we will succeed in coordinating any additional domestic uplink earth stations, we may not be able to coordinate any such further use of this spectrum in a timely manner, or at all.

We also need to protect our system from out-of-band emissions from licensees operating in adjacent frequency bands:

•	WCS licensees operating in frequency bands adjacent to the satellite radio’s S-Band allocation must comply with certain out-of-band emissions limits imposed by the FCC to protect satellite radio systems. These limits, however, are less stringent than those we proposed.

•	In July 2002, the FCC requested comment on a report issued by the National Telecommunications and Information Administration (“NTIA”) in which NTIA proposed to relocate current Department of Defense (“DOD”) operations from the 1710-1755 MHz band to the 2360-2395 MHz band. In the event that these DOD operations are relocated to the 2360-2395 MHz band, we and Sirius Radio have jointly proposed that the FCC apply the same out-of-band emissions limits to these relocated users that are applied to WCS licensees. In November 2002, the FCC released an Order in this proceeding but did not address our concerns. We have filed a Petition for Reconsideration of this decision asking the FCC to consider our concerns.

•	In February 2002, the FCC initiated a rulemaking proceeding regarding rules for future licensees in the 2385-2390 MHz band, which will be able to provide both fixed and mobile services. We have proposed that the FCC apply the same out-of-band emissions limits on these licensees that are applied to WCS licensees. In May 2002, the FCC issued a decision rejecting this proposal. In July 2002, we filed a Petition for Reconsideration of this decision which is pending.

Interference from other devices that operate on an unlicensed basis may also adversely affect our signal:

•	In April 1998, the FCC proposed to establish rules for radio frequency (“RF”) lighting devices that operate in an adjacent radio frequency band. We opposed the proposal on the grounds that the proliferation of this new kind of lighting and its proposed emissions limits, particularly if used for street lighting, may interfere with XM Radio. Jointly with Sirius Radio, we have proposed to the FCC an emissions limit for these RF lighting devices that we believe will protect DARS receivers from interference. In addition, we have proposed that the FCC require existing RF lighting devices that exceed our proposed limit to cease operations. A manufacturer of RF lights has conducted tests which it claims demonstrate that RF lights do not cause interference to our receivers. While our proposal is pending, these RF lighting devices may continue to be produced and used, which could adversely affect our signal quality. The FCC may not adopt our proposal, a decision which could adversely affect our signal quality.

•

In May 2000, the FCC proposed to amend its rules to allow for the operation of devices incorporating ultra-wideband (UWB) technology on an unlicensed basis. We opposed this proposal on the basis that the operation of these devices may interfere with XM Radio. In February 2002, the FCC decided to allow for the operation of these devices and, in doing so, adopted out-of-band emissions limits for these devices that are less stringent than XM Radio proposed. In addition, the FCC has stated that it intends to review and potentially relax these emissions limits and may allow for the operation of additional types of UWB devices in the future. Jointly with Sirius Radio, we have filed a Petition for Reconsideration of this decision and have asked that the FCC impose stricter emissions limits on UWB devices. In February 2003, the FCC denied our Petition for Reconsideration and did not impose the stricter emission limits that we requested. In addition, the FCC has proposed to authorize additional types of UWB devices which may interfere with XM Radio’s operations.

•	In May 2001, the FCC issued a notice of proposed rulemaking seeking to facilitate the development of new unlicensed spread spectrum wireless devices operating in a frequency band adjacent to XM Radio. XM Radio opposed this proposal on the basis that the operation of these devices pursuant to the FCC’s current emissions limits may interfere with XM Radio’s operations. In May 2002, the FCC issued a decision rejecting our opposition.

•	In October 2001, the FCC initiated a rulemaking proceeding reviewing its rules for unlicensed devices. XM Radio has proposed in this proceeding that the FCC adopt out-of-band emissions limits for certain unlicensed devices sufficient to protect our system. XM Radio has proposed that the FCC apply these emissions limits to products sold 18 months after a final rule is published. Some manufacturers of unlicensed devices have opposed these limits on the grounds that they are too stringent and that it will be costly for them to meet these limits. Our proposal is pending.

•	In December 2002, the FCC issued a notice of inquiry seeking input on whether it should authorize an increase in the power of unlicensed devices that operate in rural areas. Jointly with Sirius Radio, we have opposed this proposal because of the potential for unlicensed devices operating with increased power to interfere with satellite radio.

We also need to protect our system from in-band emissions of licensees operating in our frequency band:

•	In October 2002, the FCC released a notice proposing to allow aeronautical telemetry to continue to operate in our licensed frequency band, but on a non-interference basis.

The FCC order granting our license determined that because we are a private satellite system providing a subscription service on a non-common carrier basis, we would not be subject to the FCC’s foreign ownership restrictions. However, such restrictions would apply to us if we were to offer non-subscription services, which may appear more lucrative to potential advertisers than subscription services. The FCC also stated in its order that it may reconsider its decision not to subject satellite radio licensees to its foreign ownership restrictions.

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

Our system design, our repeater system design and the specifications we supplied to our radio and chipset manufacturers incorporate or may in the future incorporate some intellectual property licensed to us on a non-exclusive basis by WorldSpace. WorldSpace has used this technology in its own non-United States satellite radio system. We also have the right to sublicense the licensed technology to any third party, including chipset manufacturers, terrestrial repeater manufacturers and receiver manufacturers in connection with the XM Radio system. Under our agreement with WorldSpace we must pay one time, annual or percentage royalty fees or reimburse WorldSpace for various costs for various elements of the licensed technology that we decide to use in the XM Radio system. We have incurred costs of $7.2 million to WorldSpace under this agreement through December 31, 2002. We will not be required to pay royalties to WorldSpace for licensed technology that we do not use in our system.

We anticipate the Fraunhofer Institute will continue to provide various development services for us in connection with the design of our system. Motient Corporation has granted us a royalty-free license with respect to certain ground segment communications technology and antenna technology.

Motient and WorldSpace have also granted us royalty-free, non-exclusive and irrevocable licenses to use and sublicense all improvements to their technology. The technology licenses from Motient and WorldSpace renew automatically on an annual basis unless terminated for a breach which has not been or cannot be remedied.

We believe that the intellectual property rights we have licensed under our technology license were independently developed or duly licensed by Motient or WorldSpace, as the case may be. We cannot assure you, however, that third parties will not bring suit against us for patent or other infringement of intellectual property rights.

We have an agreement with Sirius Radio to develop a unified standard for satellite radios to facilitate the ability of consumers to purchase one radio capable of receiving both our and Sirius Radio’s services. The technology relating to this unified standard will be jointly developed, funded and owned by the two companies. As part of the agreement, each company has licensed to the other its intellectual property relating to the unified standard and to its system. We and Sirius recently resolved an arbitration to value the technologies cross-licensed under the agreement, which also resolved prior patent litigation between the two companies. We believe that the ongoing cost of developing a unified standard for satellite radio will not be significant.

As of March 31, 2003, we own 16 patents relating to various aspects of our system, XM radios and their features, and have numerous other patents pending before the United States Patent and Trademark Office.

Copyrights to Programming

We must maintain music programming royalty arrangements with and pay license fees to Broadcast Music, Inc. (BMI), the American Society of Composers, Authors and Publishers (ASCAP) and SESAC, Inc. These organizations negotiate with copyright users, collect royalties and distribute them to songwriters and music publishers. We have reached five-year agreements with ASCAP and SESAC which establish the license fee amounts owed to these entities. We expect to establish license fees with BMI through negotiation. The royalty arrangements with BMI may be more costly than anticipated.

Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, we also have to negotiate royalty arrangements with the copyright owners of the sound recordings. We have recently reached agreement with the Recording Industry Association of America, through its unincorporated division, SoundExchange, establishing royalty payment arrangements for these performance rights.

The XM Trademark

We believe that XM Radio will be seen as the complement to AM and FM radio. We have registered the trademark “XM” with the United States Patent and Trademark Office in connection with the transmission services offered by our company. Our brand name and logo is generally prominently displayed on the surface of XM radios together with the radio manufacturer’s brand name. This will identify the equipment as being XM Radio-compatible and build awareness of XM Radio. We intend to maintain our trademark and registration. We are not aware of any material claims of infringement or other challenges to our right to use the “XM” trademark in the United States.

Personnel

As of December 31, 2002, we had 384 employees. In addition, we rely upon a number of consultants and other advisors. The extent and timing of any increase in staffing will depend on the availability of qualified personnel and other developments in our business. None of our employees are represented by a labor union, and we believe that our relationship with our employees is good.

Risk Factors

You could lose money on your investment because we are in the early stages of generating revenues.

We were a development stage company through September 30, 2001. We began to generate revenues and emerged from the development stage during the fourth quarter of 2001. Unless we generate significant revenues, you could lose money on your investment. Our ability to generate revenues and ultimately to become profitable will depend upon several factors, including:

•	whether we can attract and retain enough subscribers and advertisers to XM Radio;

•	whether our XM Radio system continues to operate at an acceptable level;

•	whether we compete successfully; and

•	whether the FCC grants us all additional necessary authorizations in a timely manner.

Our aggregate expenditures and losses have been significant and are expected to grow.

As of December 31, 2002, we had incurred capital expenditures of $1.1 billion and aggregate net losses approximating $875.0 million from our inception through December 31, 2002. We expect our aggregate net losses and negative cash flow to grow as we make payments under our various distribution contracts, incur marketing and subscriber acquisition costs and make interest payments on our outstanding indebtedness. With commencement of operations, our monthly operating expenses have increased substantially as compared to our pre-operating stage. If we are unable ultimately to generate sufficient revenues to become profitable and have positive cash flow, you could lose money on your investment.

Demand for our service may be insufficient for us to become profitable.

Because we offer a new service, we cannot estimate with any certainty the potential consumer demand for such a service or the degree to which we will meet that demand. Among other things, consumer acceptance of XM Radio will depend upon:

•	whether we obtain, produce and market high quality programming consistent with consumers’ tastes;

•	the willingness of consumers to pay subscription fees to obtain satellite radio service;

•	the cost and availability of XM radios; and

•	the marketing and pricing strategies that we employ and that are employed by our competitors.

If demand for our service does not develop as expected, we may not be able to generate enough revenues to generate positive cash flow or become profitable.

Premature degradation or failure of our satellites could damage our business.

If one of our satellites were to fail or suffer performance degradation prematurely and unexpectedly, it likely would affect the quality of our service, interrupt the continuation of our service and harm our business. This harm to our business would continue until we either launched our ground spare satellite or had additional satellites built or launched. In September 2001, Boeing Satellite Systems (BSS) advised us of a progressive degradation problem with the solar array output power of Boeing 702 class satellites, including both XM “Rock” and XM “Roll.” We have filed a claim with the insurance carriers for the aggregate sum insured ($200 million per satellite) less applicable salvage under our in-orbit insurance policies in respect of the aforementioned solar array situation. Since the issue is common to Boeing 702 class satellites, the manufacturer and we are closely watching the progression of the problem, including data from a satellite that has been in orbit longer than either of our two satellites by approximately 15 and 17 months, respectively. With this advance visibility of performance levels, insurance arrangements in place and claim filed, a spare satellite under construction that is being modified to address the solar power anomaly, the ability to provide full service for some period of time with Rock and Roll collocated in one orbit slot and the spare located in the other slot (which would allow partial use of the satellites through the first quarter of 2008), availability of comparable satellites from more than one vendor, and various mitigation actions to extend the full or partial use of the satellites, we believe that we will be able to launch additional satellites prior to the time the solar power problem might cause the broadcast signal strength to fall below minimum acceptable levels. Based on the consistency of the degradation trends (with no substantial improvement to date) and continuing analyses by BSS and us, our management adjusted the estimated useful lives of our in-orbit satellites, with effect from September 2002, to the period running through first quarter 2008 (approximately 6.75 years from launch). There is no assurance that such actions will allow us to maintain adequate broadcast signal strength. Our management will continue to monitor this situation carefully and may re-adjust the estimated useful lives of our in-orbit satellites based on future information.

A number of other factors could decrease the useful lives of our satellites, including:

•	defects in construction;

•	loss of on board station-keeping system;

•	failure of satellite components that are not protected by back-up units;

•	electrostatic storms; and

•	collisions with other objects in space.

In addition, our network of terrestrial repeaters communicates principally with one satellite. If the satellite communicating with the repeater network fails unexpectedly, we would have to repoint all the repeaters to communicate with the other satellite. This would result in a degradation of service that could last several days and could harm our business.

Losses from satellite degradation may not be fully covered by insurance, and insurance proceeds may not be available in a timely manner.

We purchased launch and in-orbit insurance policies from global space insurance underwriters covering XM Rock and XM Roll, our existing satellites. Due to the solar array degradation, we have filed a claim for the aggregate sum insured on both satellites ($200 million per satellite) less applicable salvage under our insurance policies. Our insurance may not fully cover our losses. For example, our insurance does not cover the full cost of constructing, launching and insuring two new satellites, nor will it cover and we do not have protection against business interruption, loss of business or similar losses. Also, our insurance contains customary exclusions, salvage value provisions, material change and other conditions that could limit our recovery. As discussed above, we expect to have to replace our satellites in the next several years. We do not currently have the capital to launch our spare satellite or replace our satellites. We may not receive adequate insurance proceeds on a timely basis in order to launch our spare satellite or construct and launch replacement satellites, and this may impair our ability to make timely payments on our notes and other financial obligations. We expect to negotiate with our insurance underwriters over the next several months regarding the insurance recovery for the solar array anomaly. However, we have the right to seek arbitration under our insurance policies if the insurance recovery for the solar array anomaly relating to XM Rock and XM Roll is not resolved in a timely manner.

We may need additional funding for our business plan and additional financing might not be available.

Although we believe that we, together with Holdings, have sufficient cash and credit facilities available to fund our operations through the date on which we expect our business to generate positive cash flow, we may need additional financing due to future developments or changes in our business plan. Also, Holdings has indicated that it will contribute funds to us as needed to fund our operations, most likely including proceeds from the recent financing held by Holdings. However, Holdings is not committed to contribute any specific amount to us, or to set aside any of its existing cash for us. In addition, our actual funding requirements could vary materially from our current estimates. As discussed above, we likely will have to replace our existing satellites in the next several years. Our business plan contemplates the use of insurance proceeds and/or vendor financing to launch replacement satellites. Although we believe that we would have adequate proceeds from our insurance coverage and/or vendor financing, we cannot assure you that any insurance proceeds or vendor financing would be received in a timely manner. If additional financing is needed, we may not be able to raise sufficient funds on favorable terms or at all. If we fail to obtain any necessary financing on a timely basis, a number of adverse effects could occur. We could default on our commitments to creditors or others and may have to discontinue operations or seek a purchaser for our business or assets.

Our substantial indebtedness could adversely affect our financial health, which could reduce the value of our securities.

After giving effect to the exchange offer and financing transactions completed in January 2003, Holdings’ and our total long-term indebtedness is expected to be $614.2 million, subject to the final valuation of consideration provided. This amount will increase significantly over the next several years as our indebtedness accretes. Most of our indebtedness will mature in 2009 and 2010. However, Holdings’ and our substantial indebtedness could have important consequences to you. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to fund future working capital, capital expenditures, research and development costs and other general corporate requirements;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

Failing to comply with those covenants could result in an event of default, which, if not cured or waived, could cause us to have to discontinue operations or seek a purchaser for our business or assets.

The terms of the notes issued in our recent financing transactions may not be favorable to us, our creditors or Holdings’ stockholders.

•	Under the terms of the 10% senior secured convertible note due 2009 issued to OnStar Corporation and the 10% senior secured discount convertible notes due 2009 issued to private investors, we are subject to various restrictive covenants, including covenants that limit our ability to pay dividends and make other types of restricted payments and incur indebtedness in particular. These covenants may significantly limit our ability to complete transactions or take other actions that could be in our interests or the interests of our creditors or Holdings’ stockholders. Since our ability to raise additional funding may depend on Holdings’ ability to sell new equity securities, terms that have an adverse impact on Holdings’ stockholders could have an adverse impact on us.

•	We do not have the right to prepay or redeem the private investor notes, but Holdings has the ability after four years to require the conversion of the notes into Holdings’ Class A common stock in limited circumstances. This mandatory conversion would only be available to Holdings if:

•	we achieve break-even in our earnings before interest, taxes, depreciation and amortization;

•	Holdings’ Class A common stock trades at 200% of the conversion price then in effect;

•	the amount of Holdings and our outstanding indebtedness after conversion would be less than $250 million; and

•	Holdings no longer has any Series C preferred stock outstanding.

•	OnStar and the private investors have consent rights that prohibit Holdings or us from taking certain actions without their consent. Without the consent of 75% of the notes held by OnStar and the new investors, Holdings or we cannot take certain actions, including (as applicable) the:

•	issuance of Holdings’ Class A common stock in an amount that increases the amount outstanding by 20% or more;

•	incurrence of indebtedness with financial or operational covenants;

•	entrance into certain transactions with affiliates; or

•	merger or sale of all or substantially all of our assets.

We cannot assure you that OnStar and the private investors will exercise their consent rights in a manner consistent with your best interests.

Weaker than expected market and advertiser acceptance of our XM radio service could adversely affect our advertising revenue and results of operations.

Because we expect to derive a significant part of our future revenues from advertising, market and advertiser acceptance of our XM Radio service will be critical to the success of our business. Our ability to generate advertising revenues will be directly affected by the number of subscribers to our XM Radio service and the amount of time subscribers spend listening to our various channels. Our ability to generate advertising revenues will also depend on several factors, including the level and type of market penetration of our service, competition for advertising dollars from other media, and changes in the advertising industry and economy generally. We directly compete for audiences and advertising revenues with Sirius Satellite Radio, the other satellite radio licensee, and traditional AM/FM radio stations, some of which maintain longstanding relationships with advertisers and possess greater resources than we do. Because FCC regulations limit our ability to offer our radio service other than to subscribers on a pay-for-service basis, certain advertisers may be less likely to advertise on our radio service.

We believe that advertising is a discretionary business expense for many business organizations and industries. Consequently, the current slowdown in the United States economy generally, and further downturns in the economy or in a particular business sector that represents a significant share of our advertising revenues, could adversely affect our advertising revenues and, therefore, our results of operations.

Future issuances of Holdings’ Class A common stock could lower its stock price and impair Holdings’ ability to raise funds for us in new stock offerings.

Holdings has issued and outstanding securities exercisable for or convertible into a significant number of Holdings’ shares of Class A common stock, including the General Motors securities and 10% senior secured discount convertible notes, some of which also give Holdings the option to make interest or other payments in Holdings’ Class A common stock or securities convertible into Class A common stock. As of January 28, 2003, Holdings had outstanding 97,261,613 shares of Class A common stock. On a pro forma basis as of January 28, 2003, if Holdings issued all shares issuable upon conversion of the new notes (but not including accreted value and any in-kind interest payments), exercise of the exchange warrants, and conversion or exercise of other outstanding securities (many of which have a conversion or exercise price significantly above our current market price), Holdings would have had 272,147,662 shares of Class A common stock outstanding on that date (not including a performance-based warrant held by Sony Electronics that may in the future be exercisable for up to 2% of Holdings’ Class A common stock on a fully diluted basis). Issuances of such large numbers of shares could adversely affect the market price of Holdings’ Class A common stock.

In addition to the shares of Holdings’ Class A common stock that are already publicly-traded, the holders of approximately 29,268,288 shares of Holdings’ Class A common stock, all of Holdings’ Series A preferred stock, all of Holdings Series C preferred stock, GM and the holders of Holdings’ and our 10% senior secured discount convertible notes have the right to request registration of their shares, including in future public offerings of Holdings’ equity securities. Holdings has previously filed registration statements under the Securities Act to cover all 14,500,000 shares of Holdings’ Class A common stock subject to outstanding stock options or reserved for issuance under Holdings’ stock plans. Holdings is registering a total of 127,228,179 shares under separate registration statements to cover shares issuable under Holdings’ recent financing transactions. The sale into the public market of a large number of privately-issued shares could adversely affect the market price of Holdings’ Class A common stock and could impair Holdings’ ability to raise funds in additional stock offerings.

Failure of third parties to perform could affect our revenues.

We need to assure continued proper manufacturing and distribution of XM radios and development and provision of programming in connection with our service. Many of these tasks depend on the efforts of third parties. If one or more of these matters is not performed in a sufficient manner, our revenues could be less than expected and our business may suffer.

Higher than expected subscriber acquisition costs or subscriber turnover could adversely affect our financial performance.

We are spending substantial funds on advertising and marketing and in transactions with car and radio manufacturers and other parties to obtain or as part of the expense of attracting new subscribers. If the costs of attracting new subscribers or incentivizing other parties are greater than expected, our financial performance and results of operations could be adversely affected.

We expect to experience some subscriber turnover, or churn. Because we have been in commercial operations for a relatively short period of time, we cannot predict the amount of churn we will experience. We also cannot predict how successful we will be at retaining customers who purchase or lease vehicles that include a subscription to our service. Subscriber turnover or our inability to retain customers who purchase or lease new vehicles with our service could adversely affect our financial performance and results of operations.

Competition from Sirius Satellite Radio and traditional and emerging audio entertainment providers could adversely affect our revenues.

In seeking market acceptance, we will encounter competition for both listeners and advertising revenues from many sources, including Sirius Satellite Radio, the other U.S. satellite radio licensee; traditional and, when available, digital AM/FM radio; Internet based audio providers; direct broadcast satellite television audio service; and cable systems that carry audio service. iBiquity Digital recently received FCC approval to begin digital broadcasting in the AM and FM bands. Radio broadcast groups and stations in 40 large, midsize and small markets expect to begin digital broadcasting during 2003. Sirius Satellite Radio has three operational satellites in-orbit. Sirius began commercial operations in the first quarter of 2002. Sirius offers its service for a monthly charge, featuring 100 channels. If Sirius is able to offer a more attractive service or enhanced features, or has stronger marketing or distribution channels, it may gain a competitive advantage over us.

Unlike XM Radio, traditional AM/FM radio already has a well-established and dominant market presence for its services and generally offers free broadcast reception supported by commercial advertising, rather than by a subscription fee. Further, the incumbent terrestrial broadcasters have announced intentions to enhance their existing broadcasts with additional digital quality services utilizing new technology in the near future. Also, many radio stations offer information programming of a local nature, such as traffic and weather reports, which XM Radio is not expected to offer as effectively as local radio, or at all. To the extent that consumers place a high value on these features of traditional AM/FM radio, we are at a competitive disadvantage to the dominant providers of audio entertainment services.

Large payment obligations under our distribution agreement with General Motors may prevent us from becoming profitable.

We have significant payment obligations under our long-term agreement with General Motors for the installation of XM radios in General Motors vehicles and the distribution of our service to the exclusion of other satellite radio services. These payment obligations, which could total several hundred million dollars over the life of the contract, including an $89.0 million note issued in January 2003, may prevent us from becoming profitable. A significant portion of these payments are fixed in amount, and we must pay these amounts even if General Motors does not meet performance targets in the contract. Although this agreement is subject to renegotiation in certain limited circumstances, we cannot predict the outcome of any such renegotiation.

Our business may be impaired by third party intellectual property rights.

Development of the XM Radio system has depended largely upon the intellectual property that we have developed and licensed from third parties. If the intellectual property that we have developed or use is not adequately protected, others will be permitted to and may duplicate the XM Radio system or service without liability. In addition, others may challenge, invalidate or circumvent our intellectual property rights, patents or existing sublicenses. Some of the know-how and technology we have developed and plan to develop will not be covered by United States patents. Trade secret protection and contractual agreements may not provide adequate protection if there is any unauthorized use or disclosure. The loss of necessary technologies could require us to obtain substitute technology of lower quality performance standards, at greater cost or on a delayed basis, which could harm our business.

Other parties may have patents or pending patent applications which will later mature into patents or inventions which may block our ability to operate our system or license our technology. We may have to resort to litigation to enforce our rights under license agreements or to determine the scope and validity of other parties’ proprietary rights in the subject matter of those licenses. This may be expensive. Also, we may not succeed in any such litigation.

Third parties may bring suit against us for patent or other infringement of intellectual property rights. Any such litigation could result in substantial cost to, and diversion of effort by, our company, and adverse findings in any proceeding could subject us to significant liabilities to third parties; require us to seek licenses from third parties; block our ability to operate the XM Radio system or license its technology; or otherwise adversely affect our ability to successfully develop and market the XM Radio system.

Failure to comply with FCC requirements could damage our business.

As an owner of one of two FCC licenses to operate a commercial satellite radio service in the United States, we are subject to FCC rules and regulations, and the terms of our license, which require us to meet certain conditions such as interoperability of our system with the other licensed satellite radio system; coordination of our satellite radio service with radio systems operating in the same range of frequencies in neighboring countries; and coordination of our communications links to our satellites with other systems that operate in the same frequency band.

Non-compliance by us with these conditions could result in fines, additional license conditions, license revocation or other detrimental FCC actions. We may also be subject to interference from adjacent radio frequency users if the FCC does not adequately protect us against such interference in its rulemaking process. In addition, the FCC has not yet issued final rules permitting us to deploy terrestrial repeaters to fill gaps in satellite coverage. We are operating our repeaters on a non-interference basis pursuant to a grant of special temporary authority from the FCC, which expired March 18, 2002. We have applied for an extension of this authority and can continue to operate our terrestrial repeaters pending a final determination on this request. This authority is currently being challenged by operators of terrestrial wireless systems who have asserted that our repeaters may cause interference. Our deployment of terrestrial repeaters may be impacted by the FCC’s further actions, when taken.

If the challenge to our FCC license is successful, our business could be harmed.

The award of our FCC license was challenged by one of the losing bidders in the initial FCC licensing procedure. The challenge was denied by the FCC, but the losing bidder filed with the FCC an application for review of this decision. The FCC has denied this application for review, but the losing bidder appealed to the United States Court of Appeals for the District of Columbia Circuit. In February 2003, the D.C. Circuit rejected the losing bidder’s claims and upheld the FCC’s decision to grant us our license. The losing bidder can request that the D.C. Circuit rehear its case or can request that the United States Supreme Court review the D.C Circuit’s decision. If this challenge is successful, the FCC could take a range of actions, any of which could harm our business.

Our service network or other ground facilities could be damaged by natural catastrophes.

Since our ground-based network is attached to towers, buildings and other structures around the country, an earthquake, tornado, flood or other catastrophic event anywhere in the United States could damage our network, interrupt our service and harm our business in the affected area. We do not have replacement or redundant facilities that can be used to assume the functions of our repeater network or of our central production and broadcast facility in the event of a catastrophic event. Any damage to our repeater network would likely result in degradation of our service for some subscribers and could result in complete loss of service in affected areas. Damage to our central production and broadcast facility would restrict our production of programming and require us to obtain programming from third parties to continue our service.

Consumers could steal our service.

Like all radio transmissions, the XM Radio signal is subject to interception. Pirates may be able to obtain or rebroadcast XM Radio without paying the subscription fee. Although we use encryption technology to mitigate the risk of signal theft, such technology may not be adequate to prevent theft of the XM Radio signal. If widespread, signal theft could harm our business.

We need to obtain rights to programming, which could be more costly than anticipated.

We must negotiate and enter into music programming royalty arrangements with Broadcast Music, Inc. and in the future will have to re-negotiate our existing arrangements with the American Society of Composers, Authors and Publishers, SESAC, Inc., and the Recording Industry Association of America. We expect to establish license fees with BMI through negotiation, but such royalty arrangements may be more costly than anticipated.

Rapid technological and industry changes could make our service obsolete.

The satellite industry and the audio entertainment industry are both characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations, and evolving industry standards. If we are unable to keep pace with these changes, our business may be unsuccessful. Products using new technologies, or emerging industry standards, could make our technologies obsolete. In addition, we may face unforeseen problems in operating the XM Radio system that could harm our business. Because we have depended on third parties to develop technologies used in key elements of the XM Radio system, more advanced technologies that we may wish to use may not be available to us on reasonable terms or in a timely manner. Further, our competitors may have access to technologies not available to us, which may enable them to produce entertainment products of greater interest to consumers, or at a more competitive cost.

The market price of our securities could be hurt by substantial price and volume fluctuations.

Historically, securities prices and trading volumes for emerging companies fluctuate widely for a number of reasons, including some reasons that may be unrelated to their businesses or results of operations. This market volatility could depress the price of our securities without regard to our operating performance. In addition, our operating results may be below the expectations of public market analysts and investors. If this were to occur, the market price of our securities would likely significantly decrease.

The holders of Holdings’ Series C preferred stock, GM and holders of Holdings’ and our recently issued notes have consent rights that may prevent Holdings from engaging in transactions otherwise beneficial to holders of Holdings’ Class A common stock.

Under the terms of Holdings’ Series C preferred stock, the consent of holders of at least 60% of the Series C preferred stock is required before Holdings can take certain actions, including issuances of additional equity securities and the incurrence of indebtedness under which we must meet financial covenants to avoid default. These requirements could hamper Holdings and our ability to raise additional funds. The consent of holders of at least 60% of the Series C preferred stock is also required for transactions with affiliates, other than on an arm’s-length basis, and for any merger or sale of our assets. The approval for a merger could make it difficult for a third party to acquire Holdings and thus could depress interest in Holdings’ stock. As a result of the closing of our recent financing transactions, GM and holders of Holdings’ and our 10% senior secured discount convertible notes now have similar veto rights. We cannot assure you that these rights will be exercised in a manner consistent with your best interests.

We need people with special skills to develop and maintain our new service. If we cannot find and keep these people, our business and stock price could suffer.

We depend on the continued efforts of our executive officers and key employees, who have specialized technical knowledge regarding our satellite and radio systems and business knowledge regarding the radio industry and subscription services. If we lose the services of one or more of these employees, or fail to attract qualified replacement personnel, it could harm our business and our future prospects.

We depend upon certain on-air talent, the loss of whom could reduce the attractiveness of our XM service to subscribers and advertisers and could adversely affect our business.

We employ or independently contract with certain on-air talent who maintain significant loyal audiences in or across various demographic groups. The fame of our on-air talent and their ability to retain and grow their respective audiences is a significant factor in our ability to sell advertising. We cannot be certain that our on-air talent will remain with us or will be able to retain their respective audiences. If we lose the services of one or more of these individuals, and fail to attract comparable on-air talent with similar audience loyalty, the attractiveness of our service to subscribers and advertisers could decline, and our business could be adversely affected.

It may be hard for a third party to acquire Holdings, and this could depress Holdings’ stock price.

Holdings is a Delaware company with unissued preferred stock, the terms of which can be set by its board of directors. Holdings’ shareholder rights plan could make it difficult for a third party to acquire Holdings and causing substantial dilution to a person or group that attempts to acquire Holdings in a manner or on terms not approved by Holdings’ board of directors. The rights should not deter any prospective offeror willing to negotiate in good faith with Holdings’ board of directors. Nor should the rights interfere with any merger or other business combination approved by Holdings’ board of directors. However, anti-takeover provisions in Delaware law and the shareholder rights plan could depress Holdings’ stock price and make it more difficult for Holdings to raise funds for us.

ITEM 2.     PROPERTY

Holdings owns and we lease from Holdings approximately 150,000 square feet of executive offices, studio and production facilities located at 1500 Eckington Place, N.E., Washington, D.C. 20002. We lease approximately 19,000 square feet of office and technical space in South Florida, 4,000 square feet in New York for studios and offices and approximately 4,500 square feet in Virginia for the Listener Care Center. We have also entered into license or lease agreements with regard to our terrestrial repeater system throughout the United States.

ITEM 3.     LEGAL PROCEEDINGS

Except for the FCC proceedings described under the caption “Business—Regulatory Matters”, we are not a party to any material litigation or other proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2002. XM is a wholly owned subsidiary of Holdings.

PART II

RECENT SALES OF UNREGISTERED SECURITIES

On January 28, 2003, Holdings and we completed (1) an exchange of over $300 million of the $325 million aggregate principal amount of outstanding debt issued by XM Satellite Radio Inc., (2) a restructuring of $250 million in payment obligations to General Motors Corporation through 2006, and (3) a private placement by Holdings and us resulting in gross proceeds of $225 million. The following summary of these transactions is qualified in its entirety by reference to the principal transaction documents, filed as exhibits to this Annual Report.

The Exchange Offer

We accepted for exchange $300.2 million aggregate principal amount of the previously outstanding $325.0 million of XM’s 14% Senior Secured Notes due 2010. For each $1,000 principal amount of notes tendered for exchange, the tendering holder received:

•	$1,459 principal amount at maturity of 14% Senior Secured Discount Notes due 2009 issued by XM Satellite Radio Inc. and guaranteed by XM Satellite Radio Holdings;

•	a warrant to purchase 85 shares of Holdings’ Class A common stock at an exercise price of $3.18 per share; and

•	$70 in cash.

The exercise price of each warrant may be paid either in cash or without the payment of cash by reducing the number of shares of Holdings’ Class A common stock that would be obtainable upon the exercise of a warrant. The warrants are fully vested and expire December 31, 2009.

Transactions with General Motors

Under certain agreements with General Motors and its subsidiary, OnStar Corporation, we issued to OnStar a 10% Senior Secured Convertible Note due December 31, 2009 with an aggregate principal amount of $89 million in lieu of our obligation to make $115 million in guaranteed payments from 2003 to 2006 under our distribution agreement with OnStar Corporation and Holdings issued a warrant to General Motors to purchase 10 million shares of Holdings’ Class A common stock at an exercise price of $3.18 per share. The warrant is fully vested and expires after five years. The note issued to OnStar is convertible and the warrant exercisable only to the extent General Motors would not beneficially own more than 19.9% of Holdings’ Class A common stock, unless Holdings and General Motors otherwise agree and certain stockholder approvals are obtained.

OnStar will be able to convert the note into shares of Holdings’ Class A common stock pursuant to a vesting schedule so that on each date prior to and including December 31, 2006 that we would have been obligated to make scheduled guaranteed payments under the distribution agreement, a pro rata portion of the OnStar note corresponding to the scheduled guaranteed payment will become convertible at the option of OnStar at a conversion price equal to 90% of the fair market value of a share of Holdings’ Class A common stock (calculated as described above) on the date of conversion; provided that, the conversion price will be not less than $5 per share nor greater than $10 per share during 2003, not less than $5 per share nor greater than $15 per share during 2004, and not less than $5 per share nor greater than $20 per share thereafter.

Transactions with New Investors

We sold $210.0 million of 10% Senior Secured Discount Convertible Notes due December 31, 2009 to certain institutional and accredited investors, including some of Holdings’ current investors. Holdings and XM are co-obligors on these new investor notes. At any time, a holder of new investor notes may convert all or part of the accreted value of its notes at a conversion price of $3.18 per share.

We are not able to prepay or redeem the new investor notes. Beginning four years after the issuance of the new investor notes, we will be able to convert all, but not less than all of the notes at the conversion price if: (i) shares of Holdings’ Class A common stock have traded on the Nasdaq National Market or a national securities exchange for the previous 30 trading days at 200% of the conversion price, (ii) we have reported earnings before interest income and expense, other income, taxes, depreciation (including amounts related to research and development) and amortization greater than $0 for the immediately preceding quarterly period for which we report our financial results, (iii) immediately following such conversion, the aggregate amount of Holdings’ and its subsidiaries’ indebtedness is less than $250 million, and (iv) no shares of Holdings’ Series C preferred stock remain outstanding.

Holdings also sold $15.0 million of its Class A common stock at a per share purchase price of $2.70 to a private investor and issued a warrant to purchase 900,000 shares of Holdings’ Class A common stock at an exercise price of $3.18 per share to R. Steven Hicks, who joined Holdings and our board of directors in connection with these transactions.

Exemptions; Use of Proceeds

Holdings and we issued the exchange notes and warrants in reliance on the exemption from registration afforded by Section 3(a)(9) of the Securities Act. Holdings and we have not sold securities of the same class as the exchange notes and we believe that no such sales are planned. Holdings and we did not pay or give, and will not pay or give, directly or indirectly, any commission or remuneration to any broker, dealer, salesman, agent or other person for soliciting tenders in the exchange offer. To the extent solicitations were undertaken by Holdings or our officers and employees, such officers and employees did not and will not receive additional compensation for making such solicitations and such activities were merely incidental to their normal duties and responsibilities.

Holdings and we, as applicable, issued the OnStar note, the General Motors warrant, the new investor notes, the Holdings’ Class A common stock and the Hicks warrant in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act and Rule 506 thereunder. Proceeds from the sale of the new investor notes and the Holdings’ Class A common stock and the exercise of the warrants will be used for general business and administrative expenses.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

XM Satellite Radio Inc. and Subsidiaries

In considering the following selected consolidated financial data, you should also read XM’s consolidated financial statements and notes and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statements of operations data for the five-year period ended December 31, 2002 and the consolidated balance sheets data as of December 31, 2002, 2001, 2000, 1999 and 1998 are derived from XM’s consolidated financial statements. These statements have been audited by KPMG LLP, independent certified public accountants.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except share data)
Consolidated Statements of Operations Data:
Revenue
Subscriber revenue	$17,585	$246	$—	$—	$—
Net ad sales revenue	2,333	251	—	—	—
Royalties & other	263	36	—	—	—

Total Revenue	20,181	533	—	—	—

Operating Expenses
Cost of revenue (excludes depreciation & amortization, shown below):
Revenue share & royalties	12,954	687	—	—	—
Customer care & billing	15,627	5,720	699	—	—
Satellite & terrestrial	44,818	62,641	8,104	1,536	203
Broadcast & operations	23,950	22,488	19,570	5,449	1,782
Programming & content	25,379	17,649	4,025	965	642

Cost of revenue	122,728	109,185	32,398	7,950	2,627
Research & development (excludes depreciation & amortization, shown below)	10,843	13,689	11,948	6,510	7,311
General & administrative (excludes depreciation & amortization, shown below)	27,777	20,908	16,960	11,513	4,869
Marketing & ad sales (excludes depreciation & amortization, shown below)	172,992	96,884	14,248	3,185	1,329
Impairment of goodwill	11,461	—	—	—	—
Depreciation & amortization	117,202	42,180	3,573	1,512	57

Total operating expenses	463,003	282,846	79,127	30,670	16,193

Operating loss	(442,822)	(282,313)	(79,127)	(30,670)	(16,193)

Other income (expense)
Interest income	2,621	14,102	27,200	533	26
Interest expense	(52,037)	(15,157)	—	(43)	—
Other income (expense)	653	(607)	—	—	—

Net Loss	$(491,585)	$(283,975)	$(51,927)	$(30,180)	$(16,167)

Other Data:
EBITDA(1)	$(324,967)	$(240,740)	$(75,554)	$(29,158)	$(16,136)
Cash flow from operating activities	(282,918)	(209,690)	(37,516)	(18,186)	(9,365)
Cash flow from investing activities	19,218	(127,017)	(559,401)	(234,412)	(43,912)
Cash flow from financing activities	246,494	195,884	750,478	301,918	53,586
XM Subscriptions (end of period)(2)	347,159	27,733	—	—	—
	December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$6,726	$72,664	$203,191	$119,102	$310
Restricted investments	26,687	70,734	161,166	—	—
System under construction.	18,558	18,597	645,939	201,082	65,303
Property and equipment, net	814,966	887,768	50,052	2,551	1,146
Goodwill, net	—	11,461	12,376	13,294	—
DARS license & intangible, net	153,732	155,207	151,845	144,504	90,031
Total assets	1,044,347	1,241,362	1,242,517	485,134	156,397
Total long-term debt, net of current portion	270,347	268,934	262,665	212	87
Total liabilities	429,821	385,908	337,107	30,030	28,941
Stockholder’s equity	614,526	855,454	905,410	455,104	127,456

(1)	Net loss before interest income, interest expense, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Reconciliation of Net Loss to EBITDA:
Net loss as reported	$(491,585)	$(283,975)	$(51,927)	$(30,180)	$(16,167)
Add back non-EBITDA items included in net loss:
Interest income	(2,621)	(14,102)	(27,200)	(533)	(26)
Interest expense	52,037	15,157	—	43	—
Depreciation & amortization	117,202	42,180	3,573	1,512	57

EBITDA	$(324,967)	$(240,740)	$(75,554)	$(29,158)	$(16,136)

(2)	We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those that are currently in promotional periods.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our financial condition and consolidated results of operations. This discussion should be read together with our consolidated financial statements and related notes beginning on page F-1 of this report.

This annual report on Form 10-K is filed by XM Satellite Radio Inc. XM Satellite Radio Holdings Inc. is filing separately. The principal differences between the financial condition of Holdings and XM, which are not significant in amount, are:

•	the ownership by Holdings of the corporate headquarters building since August 2001, and the lease of the building from Holdings by XM;

•	the presence at Holdings of additional indebtedness not guaranteed by XM; and

•	the existence of cash balances at Holdings.

Accordingly, the results of operations for XM and its subsidiaries are substantially the same as the results for Holdings and its subsidiaries discussed above except that XM incurs:

•	additional rent, less depreciation and amortization expense and less other income, in each case principally related to XM’s rental of its corporate headquarters from Holdings, which are intercompany transactions that have been eliminated in the Holdings financial statements;

•	less interest expense principally related to the additional indebtedness at Holdings; and

•	less interest income because of the additional cash balances at Holdings.

Overview

XM was incorporated in Delaware in 1992 and Holdings became a holding company for XM in early 1997. We emerged from the development stage in the fourth quarter of 2001, following the commencement of our service in two test markets on September 25, 2001 and nationwide launch on November 12, 2001. Accordingly, the results for the year ended December 31, 2001 reflect limited commercial operations and the direct comparison of the results of operations for the years ended December 31, 2002 and 2001 may not be meaningful with respect to revenue and various other line items. At completion of the year ended December 31, 2002, our first full year of operations, we had 347,159 subscribers.

Holdings and we have raised $1.7 billion of equity and debt net proceeds through December 31, 2002 from investors and strategic partners to fund our respective operations. On January 28, 2003, Holdings and we completed a $475 million financing, which included $225 million of new funds (bringing to $1.9 billion the amount of equity and debt raised) and $250 million of payment deferrals and a line of credit. Following completion of this January 2003 financing, so long as we meet the revenue, expense and cash flow projections of our refined business plan, we expect to be fully funded and will not need to raise additional financing to continue operations. Our business plan contemplates the use of either insurance proceeds and/or vendor financing to launch replacement satellite(s). Although a significant portion of the proceeds from the recent financing are held by Holdings, Holdings has indicated that it will contribute funds to us as needed to fund our operations.

We will continue to incur operating losses until we substantially increase the number of our subscribers and develop a stream of cash flow sufficient to cover operating costs. We also have significant outstanding contracts and commercial commitments that need to be paid in cash or through credit facilities over the next several years, including to fund subsidies and distribution costs, particularly under our arrangement with General Motors, programming costs, repayment of long-term debt, lease payments and service payments, as further described below under the heading “Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments.” Our ability to become profitable also depends upon other factors identified below under the heading “Liquidity and Capital Resources—Future Operating and Capital Resource Requirements.”

Results of Operations

To better explain our performance for 2002 and on an on-going basis, we have expanded the number of revenue and expense categories to better reflect the drivers of the business. Descriptions for expanded revenue and expense categories are outlined below.

Subscription Revenue

Subscription includes fees from basic and premium service net of subscription-related promotions.

Activation & Equipment Revenue

Activation & Equipment includes amortization of subscription activation fees over the estimated average life of a subscriber, and revenues from XM direct sales of radios.

Net Ad Sales Revenue

Net Ad Sales includes revenue from sales of advertisements and programming sponsorships to advertisers on the XM network, net of agency commissions.

Cost of Revenue

Costs of Revenue are those expenses directly related to the generation of subscriber revenue and have variable and fixed components. Cost of Equipment, Revenue Share & Royalties, along with Customer Care & Billing tend to fluctuate along with increases and decreases in revenues and/or subscribers. Satellite & Terrestrial, Broadcast & Operations and Programming & Content are not expected to fluctuate directly with changes in revenue and/or subscribers.

Research & Development

Research & Development is a discretionary expense of the Company used primarily to drive new product development and radio component and radio unit cost reductions.

General & Administrative

General & Administrative expenses include legal, human resources, accounting and other overhead costs.

Marketing & Ad Sales

Marketing & Ad Sales includes: Retention & Support, which are those indirect costs that are not associated with gaining a subscriber and are not expected to fluctuate directly with changes in revenue and/or subscribers; Subsidies & Distribution, which includes commissions to radio manufacturers and distribution partners that are based on the number of radios manufactured or the number of new subscribers added in the period (these costs have previously been referred to as “Subscriber Acquisition Costs” or “SAC”); Advertising & Marketing, which are those discretionary costs including advertising, media and events, as well as marketing materials for retail and automotive dealer points of presence; Ad Sales, which includes costs directly associated with selling advertisements on the XM network. Amortization of the GM Liability includes the straight-line accounting treatment of the fixed obligation to General Motors. We consider subscriber acquisition costs to include radio manufacturer subsidies, certain sales, activation and installation commissions, and subscriber product- and hardware-related incentives. (Subscriber acquisition costs do not include ongoing loyalty payments to retailers and distribution partners, payments under revenue sharing arrangements with radio manufacturers and distributors and certain guaranteed payments to General Motors.) We consider Cost Per Gross Addition (CPGA) to include the amounts in SAC, as well as advertising, media and most marketing expenses.

EBITDA

Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles as described above under “Selected Consolidated Financial Data.” As a result of regulatory changes, EBITDA now includes the Impairment of Goodwill, as well as Other Income (Expense).

	2002	2001	2000
	(In thousands, except share amounts)
Revenue:
Subscriber revenue:
Subscription	$16,344	$238	$—
Activation & equipment	1,241	8	—

Total subscriber	17,585	246	—
Net ad sales	2,333	251	—
Royalties & other	263	36	—

Total revenue	20,181	533	—

Operating expenses
Cost of revenue (excludes depreciation and amortization, shown below):
Revenue share & royalties:
Cost of equipment	1,679	—	—
Revenue share & royalties	11,275	687	—

Total revenue share & royalties	12,954	687	—
Customer care & billing	15,627	5,720	699
Satellite & terrestrial	44,818	62,641	8,104
Broadcast & operations:
Broadcast	7,745	6,155	1,420
Operations	16,205	16,333	18,150

Total broadcast & operations	23,950	22,488	19,570
Programming & content	25,379	17,649	4,025

Total cost of revenue	122,728	109,185	32,398
Research & development (excludes depreciation and amortization, shown below)	10,843	13,689	11,948
General & administrative (excludes depreciation and amortization, shown below)	27,777	20,908	16,960
Marketing & ad sales (excludes depreciation and amortization, shown below)
Retention & support	12,931	10,161	6,293
Subsidies & distribution	54,086	9,217	—
Advertising & marketing	90,508	74,824	6,723

Marketing	157,525	94,202	13,016
Ad sales	1,869	2,243	1,232
Amortization of GM liability	13,598	439	—

Total marketing & ad sales	172,992	96,884	14,248
Impairment of goodwill	11,461	—	—
Depreciation & amortization	117,202	42,180	3,573

Total operating expenses	463,003	282,846	79,127

Operating loss	(442,822)	(282,313)	(79,127)
Interest income	2,621	14,102	27,200
Interest expense	(52,037)	(15,157)	—
Other income (expense)	653	(607)	—

Net loss	(491,585)	(283,975)	(51,927)

EBITDA(1)	$(324,967)	$(240,740)	$(75,554)

(1)	EBITDA is not a measure of financial performance under generally accepted accounting principles, as described above under “Selected Consolidated Financial Data.”

Year Ended December 31, 2002 Compared With Year Ended December 31, 2001

XM Satellite Radio Inc. and Subsidiaries

Revenue

Revenue.    Our revenue consists of subscription fees, activation charges, limited direct sales of radios, advertising sales, and revenue earned from royalties. In 2002, we recognized $20.2 million in total revenue, compared to $0.5 million in 2001, an increase of $19.7 million. In 2002, subscription related revenues comprised over 87% of our total revenues. As of December 31, 2002, we had 347,159 subscribers, compared to 27,733 at December 31, 2001, an increase of 319,426 subscribers. We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those who are currently in promotional periods. We expect revenue to increase substantially during 2003 as we continue to add subscribers and attract additional advertisers.

Subscriber Revenue.    Revenue from subscribers consists of subscription revenue, activation revenue and equipment sales. Subscriber related revenue was $17.6 million for 2002, compared to $246,000 for 2001. Subscription revenue consists primarily of our monthly subscription fees charged to consumers, commercial establishments and fleets, which is recognized as the service is provided. Subscription revenue also includes revenues from premium service. Our subscriber arrangements are cancelable, without penalty. Promotions and discounts are treated as a reduction to revenue during the period of the promotion. Sales incentives, consisting of rebates to subscribers, offset revenue.

Subscription Revenue.    Total subscription revenue during 2002 was $16.3 million, compared to $0.2 million during 2001, an increase of $16.1 million. Average monthly subscription revenue per subscriber (ARPU) was approximately $9.43 during 2002, and $8.57 during 2001. Average monthly subscription revenue per subscriber is derived from the total of earned subscription revenue (net of promotions and rebates) divided by the monthly weighted average number of ending subscribers for the period reported. We made two changes to our calculation of ARPU (as compared to numbers presented in prior quarters) in an effort to provide a metric that we feel is more reflective of our earned recurring monthly subscription revenue. First, we no longer include earned activation revenue as part of the ARPU calculation. We also refined our methodology to calculate ARPU using a denominator of monthly weighted average customers rather than our previous approach of daily weighted average customers to be consistent with how we manage our business. Average monthly revenue per subscriber is a measure of operational performance and not a measure of financial performance under generally accepted accounting principles. We expect average monthly revenue per subscriber to remain relatively stable to reflect promotions implemented in 2003, multiradio discount plans (such as the new family plan) and the introduction of new subscription services.

Activation & Equipment Revenue.    Activation & equipment revenue is comprised of one-time activation charges billed to customers and revenues from any direct sales of radios. Activation fees are non-refundable, and are recognized on a pro-rata basis over the estimated average term of the subscriber relationship. We expect this estimate to be further refined in the future as additional historical data becomes available. In 2002 we recognized $484,000 in activation revenue compared to $8,000 during 2001, an increase of $476,000. Revenue from the sale of equipment was $757,000 during 2002 compared to $0 in 2001. We expect activation revenue to increase during 2003 as we increase subscribers, and we expect revenue from the sale of equipment to increase proportionately with the increase in direct sales of equipment by XM.

Net Ad Sales Revenue.    Advertising revenue consists of sales of advertisements and program sponsorships on the XM network to advertisers that are recognized in the period in which they are broadcast. Advertising revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Advertising revenue is presented net of agency fees in the Results of Operations, which is consistent with industry practice. In 2002 we recognized $2.3 million in net advertising revenue, compared to $251,000 during 2001. These amounts are net of agency commissions, which were $350,000 during 2002, compared to $43,000 in 2001. We expect advertising revenue to increase during 2003 as we increase our subscribers and attract additional advertisers.

Royalties & Other Revenue.    Royalty & other revenue earned during 2002 consisted of royalty revenue from certain tuners manufactured during 2002, and other broadcast revenue. We recognized $263,000 of royalty and other revenue during 2002 compared with $36,000 during 2001. We expect other revenue to increase slightly during 2003.

Operating Expenses

Total Operating Expenses.    Total operating expenses were $463.0 million for 2002 compared to $282.8 million in 2001, an increase of $180.2 million or 64%. The increase was primarily a result of a full year of operations.

Cost of Revenue.    Cost of revenue includes costs of radios associated with radio sales, revenue share and royalties, customer care & billing costs, satellite & terrestrial operating costs, cost of broadcast & operations and programming & content. These combined costs were $122.7 million for 2002, up from $109.2 million in 2001, and increase of $13.5 million or 12.4%.

Cost of Equipment.    During 2002 we incurred $1.7 million relating to promotional radios and radio kits that we sold directly to subscribers, compared to $0 in 2001. We expect the cost of equipment to increase during 2003 as we increase direct radio sales.

Revenue Share & Royalties.    Revenue share & royalties includes royalties paid to radio technology providers, revenue share payments to content providers, and performance rights obligations to composers, artists, and copyright owners for public performances of their creative works broadcast on XM. These costs were $11.3 million in 2002 compared to $0.7 million in 2001. This increase of $10.6 million was a result of our growth in subscriber base and revenues along with completion of negotiations for performance rights royalties. We expect these total costs to increase during 2003 as subscriber growth continues but to decrease slightly as a percentage of total revenue.

Customer Care & Billing.    Customer care & billing operations expense was $15.6 million during 2002, compared with $5.7 million during 2001, an increase of $9.9 million. This increase resulted from a full year of commercial operations and increase of subscribers. We expect customer care & billing operations expense in total to increase during 2003 as we continue to add subscribers, but we expect the average cost per subscriber to decrease.

Satellite & Terrestrial.    Satellite & terrestrial includes: telemetry, tracking and control of our two satellites, in-orbit satellite insurance and incentive payments, satellite uplink, and all costs associated with operating our terrestrial repeater network such as power, maintenance and lease payments. These expenses were $44.8 million in 2002, compared with $62.6 million in 2001, a decrease of $17.8 million or 28%. This decrease primarily resulted from a charge of $4.0 million in 2002 compared to a charge of $26.3 million in 2001 related to terrestrial repeater sites no longer required. Exclusive of this charge, we incurred increased operating expenses in 2002 compared to 2001 as our satellites and terrestrial repeater network performed over a first full year of operations. We expect system operating costs to decline slightly in 2003 as we complete optimization efforts with respect to our terrestrial repeater network.

Broadcast & Operations

Broadcast.    Broadcast expenses include costs associated with the management and maintenance of the systems, software, hardware, production and performance studios used in the creation and distribution of XM-original and third party content. The advertising trafficking (scheduling and insertion) functions are also included. Broadcast costs were $7.7 million for 2002, compared to $6.2 million in 2001, an increase of $1.5 million or 24%. The increase reflects a full year of operations for 2002. Based on our current channel lineup, these costs are expected to remain stable in 2003.

Operations.    Operations, which includes facilities and information technology expense, was $16.2 million in 2002, compared with $16.3 million in 2001, a decrease of $0.1 million or 1%. The decrease in operations expense in 2002 is attributed to a decrease in rent expense. These costs are expected to remain stable in 2003.

Programming & Content.    Programming & content includes the creative and production costs associated with our 101 channels of XM-original and third party content. This includes costs of programming staff and fixed payments for third party content. Programming & content expense was $25.4 million during 2002, compared with $17.6 million during 2001, an increase of $7.8 million or 44%. The increase reflects a full year of operations for 2002. Based on our current channel line-up, these costs are expected to remain stable in 2003.

Research & Development.    Research & development includes the costs of new product development, chipset design, and engineering. These combined expenses were $10.8 million in 2002, compared with $13.7 million in 2001, a decrease of $2.9 million or 21%. The decrease in research & development expense primarily resulted from the higher cost of designing the initial chipset in 2001 compared with subsequent chipset designs in 2002 when the manufacturers absorbed a portion of the engineering charges. We expect research & development expense to increase substantially in 2003 compared to 2002 levels as a result of development of future telematics applications and new products, including interoperable radios.

General & Administrative.    General & administrative expense was $27.8 million during 2002, compared with $20.9 million during 2001, an increase of $6.9 million or 33%. The increase in general & administrative expense primarily resulted from increased director and officer insurance premiums in the fourth quarter, and costs incurred in 2002 for the 2003 bond exchange transaction. We expect general & administrative expense to remain relatively stable throughout 2003.

Marketing & Ad Sales.    Marketing & ad sales costs includes the costs of retention & support, subsidies & distribution, advertising & marketing, ad sales, and amortization of our liability to GM. These combined costs were $173.0 million for 2002, compared to $96.9 million in 2001, an increase of $76.1 million, or 79%. Marketing expense increased as a result of a full year of commercial operations and includes expenses related to our distribution partners, personnel, advertising creation and media costs.

Retention & Support.    Personnel related expenses and costs associated with maintaining the corporate web site comprise the majority of retention and support. In 2002, these costs were $12.9 million compared to $10.2 million in 2001, an increase of $2.7 million or 26%. We expect these expenses to remain relatively stable during 2003.

Subsidies & Distribution.    We currently provide incentives and subsidies for the manufacture, purchase, installation and activation of XM radios to attract and retain our manufacturing and distribution partners. Our subsidy and distribution costs are significant and totaled approximately $54.1 million during 2002, compared with $9.2 million during 2001, an increase of $44.9 million due to 2002 being a full year of operations. We expect total subsidy & distribution expense to increase during 2003 as our number of subscribers increases however, we expect the cost per new subscriber to decrease.

Subscriber Acquisition Costs.    We consider subscriber acquisition costs to include radio manufacturer subsidies, certain sales, activation and installation commissions, and subscriber product- and hardware-related incentives. These costs are represented in Subsidies & Distribution on our financial statements. Subscriber acquisition costs do not include ongoing loyalty payments to retailers and distribution partners, payments under revenue sharing arrangements with radio manufacturers and distributors and certain guaranteed payments to General Motors. During the years ended December 31, 2002, 2001, and 2000, we incurred expenses of $54.1 million, $9.2 million and $0 million, respectively, related to subscriber acquisition costs. Our average subscriber acquisition cost was $116.03 during 2002. The amount of these total costs will vary in future years, but is expected to increase in the next year as the number of subscribers and revenue increase.

Advertising & Marketing.    Activities comprising these expenses include media, advertising, events and direct marketing programs. Advertising & marketing costs were $90.5 million in 2002 compared with $74.8 million in 2001, an increase of $15.7 million or 21% as a result of a full year of operations. We expect these expenses to decrease during 2003.

Cost Per Gross Addition.    We consider CPGA to include the amounts in SAC, as well as advertising, media and most marketing expenses. In our financial statements, SAC costs are captured in the Subsidies & Distribution while CPGA costs are captured by the combination of Subsidies & Distribution, Advertising and Marketing, plus the negative margins from equipment sales. CPGA does not include marketing staff and subscriber communication costs (found in the Retention & Support) or the amortization of the GM guaranteed payments (found in Amortization of GM Liability). During the years ended December 31, 2002, 2001, and 2000, we incurred expenses of $145.5 million, $84.0 million and $6.7 million, respectively. CPGA for the full year 2002 was $430. Due to our launch late in 2001 and significant pre-operations costs recorded, CPGA figures for 2001 and prior are not meaningful. The amount of these total costs will vary in future years, but is expected to decrease on a per-subscriber addition basis in the next year, spreading the components of our costs over a larger subscriber base.

Ad Sales.    Ad sales expense was $1.9 million in 2002 compared to $2.2 million in 2001, a decrease of $0.3 million or 14%. We expect ad sales costs to increase in 2003 in support of advertising revenue growth.

Amortization of GM Liability.    These costs include the amortization of annual fixed guaranteed payment commitments to General Motors, aggregating $439 million, under our long-term distribution agreement with the OnStar division of GM providing for the installation of XM radios in GM vehicles. In 2001 we expensed $439,000, the annual fixed payment for that year. We amended the agreement in June 2002, and following the amendment began amortizing the annual fixed payments due through November 2005, which approximated $63.6 million, on a straight-line basis. We expensed $13.6 million for 2002, reflecting a pro rata portion of the 2002 fixed annual payment for the period from January 2002 through June 2002 and the straight-line portion of the $63.6 million for the remainder of 2002. The distribution agreement was amended again in January 2003, as described above under the captions “Recent Sales of Unregistered Securities—Transactions with General Motors” and “Liquidity and Capital Resources—Capital Resources and Financing.” As a result of the January 2003 amendment and GM’s current roll out plans, commencing in February 2003 we will recognize the fixed annual payments due through September 2013, which approximate $397.3 million, on a straight-line basis. Consequently, we expect these expenses to increase to $35.6 million for 2003 and $37.3 million per annum in subsequent years.

Impairment of Goodwill.    We recognized an impairment charge of $11.5 million during the fourth quarter of 2002 in accordance with the provisions of SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 142 required that we perform an assessment of the fair value of our reporting unit and compared it to the carrying value of the reporting unit. As a result of the value of Holdings’ stock and other securities being impacted by negative trends in the capital markets during 2002, Holdings’ market capitalization had fallen below book value, indicating that our reporting unit’s goodwill may be impaired. In accordance with SFAS No. 142, we performed the second step of the annual impairment test during the fourth quarter of 2002 and recognized an impairment charge of $11.5 million as required by SFAS No. 142.

Depreciation & Amortization.    Depreciation & amortization expense was $117.2 million during 2002, compared with $42.2 million during 2001, an increase of $75 million. The increase in depreciation and amortization expense primarily resulted from our commencing depreciation of major components of our system, including our satellites and terrestrial systems, upon commencement of commercial operations in September 2001. During 2002, we ceased amortizing goodwill and our DARS license in accordance with our adoption of SFAS No. 142. As a result of a solar array output power anomaly, during 2002, we reduced the useful lives of our in-orbit satellites from 17.5 years to 6.75 years. As a result of reducing the lives of our satellites, we expect depreciation and amortization expense to trend significantly higher during 2003.

Interest Income.    Interest income was $2.6 million during 2002, compared with $14.1 million during 2001, a decrease of $11.5 million or 82%. The decrease was the result of lower average balances of cash and cash equivalents during 2002 coupled with lower yields on our investments due to market conditions.

Interest Expense.    We recorded interest expense of $52.0 million and $15.2 million during 2002 and 2001, respectively. In addition, we capitalized interest costs of $0 and $36.2 million associated with our DARS license and our XM Radio system during 2002 and 2001, respectively.

Other Income (Expense), net.    Other income (expense), net consists primarily of income from rental of office space in our corporate headquarters to third parties. Other income (expense), net was $0.7 million in 2002, compared with $(0.6) million in 2001, an increase of $1.3 million.

Net Loss.    Net loss for 2002 was $491.6 million, compared with $284.0 million for 2001, an increase of $207.6 million or 73%. The increase primarily reflects increases in operating expense, depreciation and amortization expense and interest expense in connection with our ramp-up of commercial operations, offset in part by the growth in our revenue.

EBITDA.    Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles as previously described in “Selected Consolidated Financial Data.” The decrease is due primarily to an increase in operating expense in connection with our ramp-up of commercial operations, offset in part by the growth in our revenue. EBITDA for 2002 was $(325.0) million, compared with $(240.7) million for 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

XM Satellite Radio Inc. and Subsidiaries

Revenue.

We recognized revenue of $533,000 from the date of launch through December 31, 2001. Total revenue included $238,000 in subscription revenue, $8,000 in activation revenue, $251,000 in net ad sales revenue which includes agency fees of $42,000 and other revenue of $36,000. During 2000 we had no revenue from operations.

Operating Expenses

Total Operating Expenses.     Total operating expenses for 2001 were $282.8 million compared to $79.1 million for 2000, an increase of $203.7 million, resulting from the launch of our commercial operations.

Cost of Revenue.    Cost of revenue includes revenue share and royalty payments, customer care and billing costs, satellite & terrestrial operating costs, cost of broadcast & operations and programming & content. These combined costs were $109.2 million for 2001, up from $32.4 million in 2000.

Revenue Share & Royalties.     Revenue share & royalties includes royalties paid to radio technology providers, revenue share payments to content providers, and performance rights obligations to composers, artists, and copyright owners for public performances of their creative works broadcast on XM. These costs were $0.7 million in 2001, compared to $0 for 2000.

Customer Care & Billing.     Customer care & billing operations expense was $5.7 million during 2001, compared with $0.7 million during 2000. This increase is a result of building out the organization and launching commercial operations.

Satellite & Terrestrial.     Satellite & terrestrial includes: telemetry, tracking and control of our two satellites, in-orbit satellite insurance, and all costs associated with operating our terrestrial repeater network such as power, maintenance and lease payments. These expenses were $62.6 million in 2001, compared with $8.1 million in 2000, an increase of $54.5 million. This increase primarily resulted from initiating operation of our satellites and terrestrial repeater network and a charge of $26.3 million related to terrestrial repeater sites no longer required.

Broadcast & Operations.

Broadcast.     Broadcast expenses include costs associated with the management and maintenance of the systems, software, hardware, production and performance studios used in the creation and distribution of XM-original and third party content. Advertising trafficking (scheduling and insertion) functions are also included. These costs were $6.2 million for 2001, compared to $1.4 million in 2000.

Operations.     Operations, which includes facilities and information technology expense, was $16.3 million in 2001, compared with $18.2 million in 2000, a decrease of $1.9 million or 10.4%. The decrease is primarily attributed to reduced professional services incurred in 2001 as key business systems development was completed in anticipation of our commencing commercial operations.

Programming & Content.    Programming & content includes the creative and production costs associated with 100 channels of XM-original and third party content. This includes costs of programming staff and fixed payments for third party content. Programming and content expense was $17.7 million during 2001, compared with $4.0 million during 2000, an increase of $13.7 million as a result of commencement of commercial operations.

Research & Development.     Research & development includes the costs of new product development, chipset design, and engineering. These combined expenses were $13.7 million in 2001, compared with $11.9 million in 2000, an increase of $1.8 million or 15%. The increase in research & development expense primarily resulted from increased activity relating to our system technology development, including chipset design and uplink technology, in 2001.

General & Administrative.     General & administrative expense was $20.9 million in 2001, compared with $17.0 million in 2000, an increase of $3.9 million or 23%. The increase primarily reflects expenses incurred from additional overhead costs to support the commencement of commercial operations.

Marketing & Ad Sales.     Marketing costs includes the costs of the subsidies and distribution, advertising and marketing, customer retention and support, cost of advertising sales and amortization of our liability to GM. These combined costs were $96.9 million for 2001, compared to $14.2 million in 2000. Marketing expense increased as a result of our launching commercial operations and includes expenses related to our distribution partners, personnel, advertising creation and media costs.

Retention & Support.     Personnel related expenses and costs associated with maintaining the corporate web site comprise the majority of retention & support. In 2001, these costs were $10.2 million compared to $6.3 million in 2000.

Subsidies & Distribution.     We provide incentives and subsidies for the manufacture, purchase, installation and activation of XM radios to attract new subscribers. Our subsidy and distribution costs totaled approximately $9.2 million during 2001, compared with $0 during 2000.

Advertising & Marketing.     Activities comprising these expenses include media, advertising, events and direct marketing programs. These costs were $74.8 million in 2001, up from from $6.7 million in 2000.

Ad Sales.     Ad sales expense was $2.2 million in 2001, compared to $1.2 million in 2000, an increase of $1.0 million.

Amortization of GM Liability.     These costs include the amortization of certain payment commitments to General Motors through our long-term distribution agreement with the OnStar division of GM, providing for the installation of XM radios in GM vehicles. In 2001, these costs totaled $439,000 compared to $0 for 2000.

Depreciation & Amortization.     Depreciation & amortization expense was $42.2 million in 2001, compared with $3.6 million in 2000, an increase of $38.6 million. The increase in depreciation and amortization expense primarily resulted from our taking delivery of major components of our system during 2001, including our two satellites and our terrestrial repeater network.

Interest Income.     Interest income was $14.1 million in 2001, compared with $27.2 million in 2000, a decrease of $13.1 million or 48%. The decrease was the result of lower average balances of cash and cash equivalents in 2001 as well as lower yields on our investments due to market conditions.

Interest Expense.     We incurred interest costs of $51.3 million and $39.0 million in 2001 and 2000, respectively. We capitalized interest costs of $36.1 million and $39.0 million associated with our DARS license and our XM Radio system and expensed $15.2 million and $0 in 2001 and 2000, respectively.

Other Income (Expense), net.     Other income (expense), net consists primarily of income from rental of office space in our corporate headquarters to third parties. Other income (expense), net was $(607,000) in 2001, compared with $0 in 2000, an increase of $(607,000).

Net Loss.     Net loss for 2001 was $284.0 million, compared with $51.9 million in 2000, an increase of $232.1 million. The increase primarily reflects increases in operating expense, depreciation & amortization expense and general & administrative expense in connection with our commencement of commercial operations.

EBITDA.    EBITDA for 2001 was ($240.7 million), compared with ($75.6 million) in 2000. EBITDA is not a measure of financial performance under generally accepted accounting principles as previously described under “Selected Consolidated Financial Data.” The decrease in EBITDA is due primarily to the increases in operating expense, marketing expense and general and administrative expense in connection with commencement of commercial operations.

Liquidity and Capital Resources

At December 31, 2002, we had total cash, cash equivalents and short-term investments of $6.7 million, which excludes $26.7 million of restricted investments, and working capital of $(84.0) million. This amount reflects the use of cash, cash equivalents and short-term investments of $143.4 million at December 31, 2001, plus the proceeds of $246.5 million from financing activities, to fund $282.9 million of cash used in operations and $19.2 million in investing activities. The proceeds from financing activities resulted primarily from an equity offering during 2002. Cash flow used in operations reflected the net loss from the Company’s first full year of commercial operations of $491.6 million, and the accumulation of current liabilities as part of the Company’s efforts to conserve cash. Investing activities consisted primarily of capital expenditures for infrastructure and terrestrial system completion. The cash amount on hand at December 31, 2002 does not reflect the additional proceeds from financing activities in January 2003, discussed below.

By comparison, at December 31, 2001 we had cash, cash equivalents and short-term investments of $72.7 million, which excludes $70.7 million of restricted investments, and working capital of $25.0 million. This amount reflects $210.0 million cash used in operations, $127.0 million cash used in investing activities, and $195.9 million of proceeds from financing activities during 2001. Cash flow used in operations in 2001 reflected continuing preparations for commercial operation. Investing activities consisted primarily of capital expenditures for infrastructure and system completion. The proceeds from financing activities resulted primarily from equity offerings during 2001.

We expect that our future working capital, capital expenditures, and debt service requirements will be satisfied from existing cash, cash equivalents, and short-term investments augmented by the results of our January 2003 financing activities described below and by cash generated from operations, except for the financing of replacement satellites. Our business plan contemplates that financing for replacement satellites would be provided by insurance proceeds and/or vendor financing.

Capital Resources and Financing

Holdings and we have raised $1.7 billion of equity and debt net proceeds from inception through December 31, 2002 from investors and strategic partners to fund our respective operations. On January 28, 2003, Holdings and we completed a $475 million financing, which included $225 million of new funds (bringing to $1.9 billion the amount of equity and debt raised) and $250 million of payment deferrals and a line of credit. So long as our business generates positive cash flow in accordance with our recently refined business plan, we will not need to raise additional financing to continue operations as further described in Future Operating and Capital Resource Requirements. Our refined business plan contemplates the use of either insurance proceeds and/or vendor financing to launch replacement satellite(s). Although a significant portion of the proceeds from the recent financing are held by Holdings, we have entered into an agreement with Holdings, under which Holdings has agreed to contribute funds to us as needed to fund our operations. These funds have been used to acquire our DARS license, make required payments for our system, including the satellites, terrestrial repeater system, and ground networks, and for working capital and operating expenses.

On April 17, 2002, Holdings completed a follow-on offering of 13,387,000 shares of Holdings’ Class A common stock, which yielded net proceeds of $146.2 million. On April 29, 2002, the underwriters exercised the over-allotment option and Holdings issued 1,090,443 shares of its Class A Common Stock, which resulted in net proceeds of $11.9 million. In August 2002, Holdings adopted a stockholder rights plan in which preferred stock purchase rights were granted as a dividend at the rate of one right for each share of Common Stock held of record as of the close of business on August 15, 2002.

In January 2003, Holdings and we completed a private placement of $279.3 million aggregate principal amount at maturity of our 10% Senior Secured Discount Convertible Notes due December 31, 2009, which yielded gross proceeds of $210.0 million, and a private placement of 5,555,556 shares of Holdings’ Class A common stock, which yielded gross proceeds of $15.0 million. Concurrently with these transactions, we completed an exchange offer in which we exchanged $300.2 million aggregate principal amount of XM’s previously outstanding 14% Senior Secured Notes due 2010 for $438.0 million aggregate principal amount at maturity ($300.2 million accreted value as of March 15, 2003) of 14% Senior Secured Discount Notes due 2009, cash and warrants to purchase Holdings’ Class A common stock.

In January 2003, General Motors provided us with a $100.0 million Senior Secured Credit Facility, maturing as late as December 2009, that enables us to make monthly draws to finance payments that become due under our distribution agreement with OnStar Corporation and other GM payments. Holdings and XM are co-borrowers under this credit facility. The outstanding principal amount of all draws will be due December 31, 2009 and bear interest at the applicable 90-day LIBOR rate plus 10%. Holdings will be able to make interest payments in shares of its Class A common stock having an aggregate fair market value at the time of payment equal to the amount of interest due. The fair market value will be based on the average daily trading prices of the Holdings’ Class A common stock over the ten business days prior to the day the interest payment is due. We have the option to prepay all draws in whole or in part at any time but will not be able to re-borrow any prepaid amounts. Beginning in 2005, we will be required to prepay the amount of any outstanding advances in an amount equal to the lesser of (i) 50% of our excess cash and (ii) the amount necessary to prepay the draws in full. In order to make draws under the credit facility, we are required to have a certain minimum number of subscribers that are not originated by GM and a minimum pre-marketing cash flow.

In January 2003, General Motors and XM completed a 10% Senior Secured Convertible Note Purchase Agreement due December 31, 2009 in the amount of $89.0 million. The note purchase agreement was provided in lieu of our obligation to make $115 million in guaranteed payments to OnStar under the distribution agreement from 2003 to 2006. The notes become convertible at the holder’s option on a quarterly basis through 2006, at 90% of the then fair market value of Holdings’ Class A common stock but subject to a $5.00 per share minimum and escalation maximum (up to $20 per share) for each fiscal year. Interest would be payable in cash or shares of Holdings Class A common stock, at Holdings’ option, at fair market value at the time of payment.

In January 2003, General Motors provided Holdings with the ability to satisfy up to $35.0 million in future subscriber bounty payments (“subscriber acquisition payments”) that we may owe to OnStar under the distribution agreement in shares of Holdings’ Class A common stock, valued at fair market value at the time of payment.

Future Operating and Capital Resource Requirements

We have refined our business plan based on what we have learned during our first full year of commercial service and our available resources. We are focusing on the new automobile market to take advantage of our relationships with automobile manufacturers, the introduction of lower-priced and more user-friendly radio technology in the retail aftermarket and the use of our most productive distribution channels. We have also reduced spending on advertising and streamlined our workforce. Provided that we meet the revenue, expense and cash flow projections of our refined business plan, we expect to be fully funded and will not need to raise additional financing to continue operations. Our business plan contemplates the use of either insurance proceeds and/or vendor financing to launch replacement satellite(s).

Our business plan is based on estimates regarding expected future costs and expected revenue. Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Any of these factors may increase our need for funds, which would require us to seek additional financing. In addition, we may seek additional financing to undertake initiatives not contemplated by our business plan or obtain additional cushion against possible shortfalls. We and Holdings may pursue a range of different sizes or types of financing as opportunities arise, particularly the sale by Holdings of additional equity securities. However, Holdings and we may not be able to raise additional funds on favorable terms or at all. The ability of XM and Holdings to obtain additional financing depends on several factors, including future market conditions; our success or lack of success in developing, implementing and marketing our satellite radio service; our future creditworthiness; and restrictions contained in agreements with our investors or lenders. These financings could increase our level of indebtedness or result in further dilution to Holdings’ equity holders. Holdings and we have and may continue to take advantage of opportunities to reduce our level of indebtedness in exchange for issuing Holdings equity securities, if these transactions can be completed on favorable terms.

If we fail to obtain necessary financing on a timely basis, a number of adverse effects could occur. We could default on our commitments to creditors or others and may have to discontinue operations or seek a purchaser for our business or assets.

Our need for additional funds may also be affected by future developments. In September 2001, BSS advised us of a progressive degradation problem with the solar array output power of Boeing 702 class satellites, including XM “Rock” and XM “Roll.” At the present time, the output power of the solar arrays and the broadcast signal strength are above minimum acceptable levels and are expected to remain that way at least through 2005, permitting full operation of the XM System (based on patterns projected by BSS). We have launch and in-orbit insurance policies that provide coverage to us for a total, constructive total or partial loss of either of our satellites where such loss arises from an occurrence within the first five years after launch (both satellites were launched during the first half of 2001). The aggregate sum insured in the event of the total or constructive total loss of our satellites is $400 million ($200 million per satellite). In September 2001, we advised our insurance carriers that the aforementioned solar array situation was likely to result in a claim under our in-orbit insurance policies and, in the first quarter of 2003, we filed a claim with the insurance carriers for the aggregate sum insured (less applicable salvage); we believe we will ultimately receive insurance payments adequate to launch our spare satellite and commence work on an additional satellite, although there is no assurance that will be the case. Since the issue is common to Boeing 702 class satellites, the manufacturer and we are closely watching the progression of the problem, including data from a satellite that has been in orbit longer than either of our two satellites by approximately 15 and 17 months, respectively. With this advance visibility of performance levels, insurance arrangements in place and claim filed, a spare satellite under construction that is being modified to address the solar power anomaly, the ability to provide full service for some period of time with Rock and Roll collocated in one orbit slot and the spare located in the other slot (which would allow partial use of the existing satellites through the first quarter of 2008), availability of comparable satellites from more than one vendor, and various mitigation actions to extend the full or partial use of the satellites, we believe that we will be able to launch additional satellites prior to the time the solar power problem might cause the broadcast signal strength to fall below minimum acceptable levels. Based on the consistency of the degradation trends (with no substantial improvement to date) and continuing analyses by BSS and us, our management adjusted the estimated useful lives of our in-orbit satellites, with effect from September 2002, to the period running through first quarter 2008 (approximately 6.75 years from launch). Our management will continue to monitor this situation carefully and may re-adjust the estimated useful lives of our in-orbit satellites based on future information. We are not recording an impairment at this time, due to our forecasted cash flows (which are sufficient to recover the system assets); however, should we reduce or not meet our forecasted cash flows or reduce further the estimated useful lives of the satellites, we may be required to record an impairment (which may be substantial) at that time. We have not adjusted the estimated useful lives of our spacecraft control facilities, as we believe that these facilities will continue to be of use in our system.

Contractual Obligations and Commercial Commitments

We are obligated to make significant payments under a variety of contracts and other commercial arrangements, including the following:

Service Providers.     We have entered into an agreement with a service provider for customer care functions to subscribers of our service through November 2003. Employees of this service provider have access to our customer care systems to establish customer accounts, activate radios, update program and account information and respond to general inquires from subscribers. We pay an hourly rate for each customer care representative supporting our subscribers. During the years ended December 31, 2002, 2001, and 2000, we incurred $8,713,000, $2,042,000, and $0, respectively, in relation to this agreement.

Programming Agreements.     We have also entered into various long-term programming agreements. Under the terms of these agreements, we are obligated to provide payments to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. During the years ended December 31, 2002, 2001, and 2000, we incurred expenses of $20.3 million, $7.2 million and $0, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and advertising revenue increase. The amount of the costs related to these agreements cannot be estimated, but are expected to be substantial future costs. Of these amounts, $339,000, $52,000 and $0, respectively, are included in Revenue Share & Royalties, and $9.0 million, $4.2 million, and $0, respectively, are included in Advertising & Marketing.

Royalty Agreements.    We have entered into fixed and variable revenue share payment agreements with performance rights organizations that expire as late as 2006. During the years ended December 31, 2002, 2001 and 2000, we incurred expenses of $9.5 million, $45,000 and $0, respectively in relation to these agreements.

Marketing & Distribution Agreements.    We have entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, we are obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements. As previously described, we subsidize the manufacture of certain component parts of XM radios in order to provide attractive pricing to our customers. The subsidies are generally charged to expense when the radios are manufactured or shipped from the factory. Consequently, the expense is most often recognized in advance of when revenue, if any, is realized. The amount of these operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the years ended December 31, 2002, 2001, and 2000, we incurred expenses of $55.7 million, $19.1 million and $0, respectively, in relation to these agreements, excluding expenses related to GM.

General Motors Distribution Agreement.     We have significant payment obligations under our distribution agreement with General Motors. During the term of the agreement, which expires 12 years from the commencement date of our commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. We will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-GM vehicles that are sold for use in the United States. The agreement was amended in June 2002 and January 2003 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of our commencement of commercial operations, and to provide that Holdings and we may make certain payments to GM in the form of indebtedness or shares of Holdings’ Class A common stock, as described above under the captions “Recent Sales of Unregistered Securities—Transactions with General Motors” and “Liquidity and Capital Resources—Capital Resources and Financing.” XM’s total cash payment obligations were not increased. We have significant annual, fixed payment obligations to GM. As a result of the June 2002 amendment, we commenced recognizing these fixed payment obligations for the period ending through November 2005, which approximate $63.6 million, on a straight-line basis. However, due to the January 2003 amendment to the Distribution Agreement and GM’s current roll out plans which demonstrate a likelihood that GM will exceed minimum installation targets, in 2003 we are now prospectively recognizing these fixed payments due through September 2013, which approximate $397.3 million, on a straight-line basis. We have issued a 10% Senior Secured Convertible Note due 2009 with an aggregate principal amount of $89,042,387 to OnStar in lieu of making these fixed payments to OnStar for amounts otherwise due in 2003 through 2006.

In order to encourage the broad installation of XM radios in GM vehicles, we have agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers for our service. We must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than 8 million GM vehicles with installed XM radios (at which point the percentage remains constant). We will also make available to GM bandwidth on our system. As part of the agreement, OnStar provides certain call-center related services directly to XM subscribers who are also OnStar customers and XM must reimburse OnStar for these XM-related call center services. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio’s service. The agreement is subject to renegotiation if as of November 2005, and at two-year intervals thereafter, GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving our service, starting with 1,240,000 units by November 2005, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. General Motors’ exclusivity obligations will discontinue if, by November 2005 and at two-year intervals thereafter, we fail to achieve and maintain specified minimum market share levels in the satellite digital radio service market (we are currently in excess of the minimum market share levels). Prior to 2001, we had not incurred any costs under the distribution agreement. As of December 31, 2002 and 2001, we had paid $9.9 million and $0.6 million, respectively, and incurred total costs of $30.1 million and $1.3 million, respectively, under the distribution agreement.

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

We are a party to a long-term distribution agreement with the OnStar division of General Motors that provides for the installation of XM radios in General Motors vehicles, as further described above under the heading “Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments.” In connection with the development of our terrestrial repeater network, we are a party to a contract with Hughes Electronics Corporation and were under a contract with LCC International (LCCI), as further described under the heading “Liquidity and Capital Resources—Funds Raised to Date.” DIRECTV has provided consulting services in connection with the development of our customer care center and billing operations. We have agreements with OnStar, Clear Channel Communications, DIRECTV, Telcom Ventures and American Honda to make available use of our bandwidth. We have a sponsorship agreement with Clear Channel Entertainment to advertise our service at Clear Channel Entertainment concerts and venues. Premiere Radio Networks, a subsidiary of Clear Channel Communications, is our advertising sales representative. We also run advertisements on a spot and network basis on radio stations owned by Clear Channel.

During November 2002, we initiated joint promotional activities with General Motors, targeted at new GM car buyers who subscribe to XM service. At December 31, 2002, approximately 31,000 subscribers took advantage of the joint promotion. In addition, GM purchased XM service for approximately 7,000 of their dealers. These subscriptions are included in our total year end subscriptions. Subscriber revenues from both these activities are recorded as related party revenue.

General Motors is one of the largest shareholders of Holdings and Chester A. Huber, Jr., the president of OnStar, is a member of our and Holdings’ board of directors. Hughes Electronics is one of our largest shareholders and is a subsidiary of General Motors. Jack Shaw, a member of our and Holdings’ board of directors, is Chief Executive Officer of Hughes Electronics Corporation. Dr. Rajendra Singh, who was a member of our and Holdings’ board of directors until May 23, 2002, is a member of the board of directors of LCCI and controls the largest shareholder of LCCI. LCCI ceased to be a related party of ours during 2002. DIRECTV, a subsidiary of Hughes Electronics, was a holder of Holdings’ Series C preferred stock during 2002. Randall Mays, a member of our and Holdings’ board of directors, is executive vice president and chief financial officer of Clear Channel Communications. Thomas G. Elliott, a member of our and Holdings’ board of directors, is Executive Vice President, Automobile Operations of American Honda Motor Company. Gary Parsons, the chairman of our and Holdings’ board of directors, was until May 1, 2002 chairman of the board of directors of Motient, a significant early investor and formerly Holdings’ controlling stockholder. Mr. Parsons no longer serves on Motient’s board of directors and Motient is no longer a significant stockholder of Holdings.

We earned the following revenue in connection with the sale of XM service to related parties described above (in thousands):

	Year	GM
Subscriber revenue	2000	—
	2001	—
	2002	256

We have incurred the following costs in transactions with the related parties described above (in thousands):

	Year	GM	Hughes	DIRECTV	Clear Channel	LCCI	Motient
Terrestrial repeater network engineering and manufacturing	2000 2001 2002	— — —	11,858 88,116 10,386	— — —	— — —	58,731 59,958 3,089	— — —
Terrestrial repeater site leases	2000 2001 2002	— — —	— — —	— — —	5 36 57	— — —	— — —
Customer care & billing operations	2000 2001 2002	— — 178	— — —	1,008 623 —	— — —	— — —	— — —
Marketing & ad sales	2000 2001 2002	— 1,264 29,915	— — —	— — 125	3,175 4,351 10,182	— — —	— — —
General & administrative	2000 2001 2002	— — —	— — —	— — 3	3 — —	— — —	252 193 —

Capital Expenditures

Satellite Contract.    Under our satellite contract, Boeing Satellite Systems (BSS) delivered two satellites in orbit and is to complete construction of a ground spare satellite. BSS also provided ground equipment and software used in the XM Radio system and certain launch and operations support services. The contract also provides for in-orbit incentives to be earned depending on the performance of the in-orbit satellites over their useful lives. Future payments under the satellite contract could total up to an additional $68.8 million over the useful lives of the satellites.

On December 5, 2001, BSS and we amended the satellite contract so as to permit the deferral of approximately $31.4 million of payments to be made under the agreement, as well as to provide certain additional rights and obligations to us, including the launch of the ground spare satellite on the SeaLaunch launch vehicle should the ground spare satellite be launched between specified dates. Amounts deferred under the satellite contract include (i) $15.0 million of the purchase price for the ground spare satellite and (ii) $16.4 million of in-orbit incentive payments relating to our two existing satellites, XM “Rock” and XM “Roll”. Interest will accrue on the $15.0 million commencing when the ground spare satellite is available for shipment (it is currently being modified to address the solar power anomaly), and the principal of such amount is to be paid on December 5, 2006. Similarly, the $16.4 million of incentive payments relating to Rock and Roll has been deferred (with interest payable currently), with the principal amount (to the extent earned) payable on December 5, 2006. After December 5, 2006, BSS must repay us incentive amounts that are not earned on a current basis. Incentive payment amounts are earned (and expensed through operations) on a daily basis for each day that a satellite meets or exceeds its applicable performance specifications. Under the amendment, the deferred amounts bear interest at the rate of 8%, compounded annually, and are payable quarterly in arrears.

As of December 31, 2002, we had paid approximately $470.8 million under our satellite contract and had recognized an additional liability of $2.1 million for deferred in-orbit incentives and related interest.

Terrestrial Repeater System.    As of December 31, 2002, we incurred aggregate costs of approximately $267.0 million for a terrestrial repeater system. These costs covered the capital cost of the design, development and installation of a system of terrestrial repeaters to cover approximately 60 cities and metropolitan areas. In August 1999, we signed a contract with LCC International (LCCI) for engineering and site preparation. As of December 31, 2002, we had paid $128.4 million under this contract. There are no further payments due under the LCCI contract. We also entered into a contract effective October 22, 1999, with Hughes Electronics Corporation for the design, development and manufacture of the terrestrial repeaters. As of December 31, 2002, we had paid $113.8 million under this contract and recorded an additional liability of $58,000.

Ground Segment.    As of December 31, 2002, we incurred aggregate ground segment costs of approximately $130.1 million. These costs were related to the satellite control facilities, programming production studios and various other equipment and facilities.

Joint Development Agreement Funding Requirements.    We may require additional funds to contribute toward the development of technologies supporting a unified standard for satellite radios under our joint development agreement with Sirius Radio. Each party is obligated to fund one half of the development cost for such technologies. The prior arbitration with Sirius has been resolved, with no payment by either side.

Long-term debt.    We have raised funds from issuing long-term debt on several occasions. In March 2000, XM issued $325.0 million aggregate principal amount of 14% Senior Secured Notes due 2010. Following our January 2003 financing, less than $25 million of these notes remained outstanding. Principal on the 14% Senior Secured Notes due 2010 is payable at maturity, while interest is payable semi-annually.

•	In March 2001, Holdings issued $125.0 million aggregate principal amount of 7.75% convertible subordinated notes due 2006. In July and August 2001, holders of convertible subordinated notes exchanged $45.9 million of notes for 4,194,272 shares of Holdings’ Class A common stock. As a result of these transactions, approximately $79.1 million of the notes remained. Principal on the convertible subordinated notes is payable at maturity, while interest is payable semi-annually.

•	In August 2001, Holdings borrowed $29.0 million to finance the purchase of our headquarters facility. This loan is for a term of five years and bears interest at a rate based on the six-month London Interbank Offer Rate plus an indicated spread.

•	In December 2001, Holdings borrowed $35.0 million from a subsidiary of The Boeing Company. This loan is for a term of five years and bears interest at a rate based on the six-month London Interbank Offer Rate plus an indicated spread. Principal is payable at maturity, while interest is payable quarterly.

•	On January 28, 2003, Holdings and we completed a three-part financing.

•	Holdings and we issued $279.3 million aggregate principal amount at maturity of 10% Senior Secured Discount Convertible Notes in a private placement. Principal on the 10% Senior Secured Discount Convertible Notes is payable at maturity, while interest accretes until January 1, 2006 and is thereafter payable semi-annually in cash or, at our option, in additional notes. If all of the interest is paid in additional notes, these notes would aggregate $412.6 million when they come due in 2009.

•	Holdings and we issued to OnStar $89.0 million in aggregate principal amount of a 10% Senior Secured Convertible Note due December 31, 2009 in lieu of our obligation to make $115 million in guaranteed payments from 2003 to 2006 under the General Motors distribution agreement. Principal on the OnStar note is payable at maturity, while interest, which is due semi-annually, is payable at Holdings option in shares of Holdings’ Class A common stock. Based on the various terms of our long-term debt, our ability to redeem any long-term debt is limited.

•	Holdings and we completed an exchange of $300.2 million aggregate principal amount of the 14% Senior Secured Notes due 2010 for $438.0 million aggregate principal amount at maturity ($300.2 million accreted value as of March 15, 2003) of 14% Senior Secured Discount Notes due 2009, cash and warrants to purchase Holdings’ Class A common stock. Principal on the 14% Senior Secured Discount Notes due 2009 is payable at maturity, while interest accretes until December 31, 2005 and is thereafter payable semi-annually.

Lease obligations.    We have noncancelable operating leases for office space and terrestrial repeater sites and noncancelable capital leases for equipment that expire over the next ten years. As discussed below, in December 2001, we determined that the planned number of terrestrial repeater sites could be reduced due to the relative signal strength provided by our satellites. We recognized a charge of $26.3 million with respect to terrestrial repeater sites no longer required. This charge includes a lease termination liability of $8.6 million for 646 terrestrial repeater site leases, which would reduce the future minimum lease payments. This liability was increased by $4.0 million during 2002. As of December 31, 2002, we maintained a liability of $2.2 million for the estimated lease termination costs and costs to deconstruct the sites.

The following table represents our contractual obligations as of December 31, 2002, as adjusted for the January 2003 financing:

	Payments Due by Period
Contractual Obligations	2003	2004	2005	2006	2007	2008 and Beyond	Total
	(In thousands)
GM Distribution Agreement(1)	$––	$––	$––	$––	$80,753	$239,577	$320,330
GM Credit Facility(1)	––	––	––	100,000	––	––	100,000
GM Note(1)	––	––	––	––	––	89,000	89,000
Other long-term debt (1)	—	—	—	—	––	742,116	742,116
Capital Lease Obligations	3,885	1,908	680	3	––	––	6,476
Operating Lease Obligations	19,313	20,057	17,572	9,894	7,523	62,753	137,112

Total	$23,198	$21,965	$18,252	$109,897	$88,276	$1,133,446	$1,395,034

(1)	The above amounts do not include interest, which in some cases is variable in amount.

We expect our $100 million credit facility with General Motors, which may be payable prior to maturity based on cash flows, to become payable as early as 2006. The long-term debt payments due in 2008 and beyond include the maturity of XM’s remaining outstanding $24.8 million of 14% Senior Secured Notes, which come due in 2010, the maturity of XM’s $438.0 million aggregate principal amount at maturity of 14% Senior Secured Discount Notes, which come due in 2009, and the maturity of our $279.3 million aggregate principal amount at maturity of 10% Senior Secured Discount Convertible Notes, which come due in 2009. The Company is dependent on Holdings to meet certain of its funding requirements and Holdings has indicated it presently intends to fund our ongoing business operations.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies that we believe are most critical to understanding and evaluating our reported financial results include those pertaining to the following policies. Senior management has discussed with the audit committee of the board of directors the development and selection of estimates and assumptions required for the following accounting policies.

•	Revenue Recognition—Revenue from subscribers consists of our monthly subscription fee, which is recognized as the service is provided, and a non-refundable activation fee, which is recognized on a pro-rata basis over an estimated term of the subscriber relationship (currently 40 months), which was based upon market studies and management’s judgment. We expect to refine this estimate as more data becomes available. Promotions and discounts are treated as an offset to revenue during the period of promotion. Sales incentives, consisting of discounts and rebates to subscribers, offset earned revenue. If the actual term of our subscriber relationships is significantly greater than our current estimate of 40 months, the period over which we recognize the non-refundable activation fee will be extended to reflect the actual term of our subscriber relationships.

•	Estimates of payments due to manufacturers and distributors—Payments owed to manufacturing and distribution partners are expensed during the month in which the manufacture, sale, and/or activation of the radio unit occurs. The amount of these expenses are dependent upon units provided by our internal systems and processes (such as subscriber management system and supply chain management system) and partner systems and processes. However, due to lags in receiving manufacturing and sales data from partners, estimates of amounts due are necessary in order to record monthly expenses. In subsequent months when lagged data is received from partners, expenses are reconciled, and adjusted where necessary. Since launching commercial operations, we continue to refine the estimation process based on an increased understanding of the timing lags, and close working relationships with our partners. Generally, estimates recorded on our books are adjusted to actuals within two months.

•	Useful Life of Satellites and Spacecraft Control Facilities—Following receipt of our satellites, we extended their expected lives from 15 years, the initial design life, to 17.5 years based upon updated technical estimates we received from our satellite provider following our satellite launches. However, based on the consistency of the degradation trends (with no substantial improvement to date) and continuing analyses by Boeing Satellite Systems and us, as described above under the heading “Liquidity and Capital Resources—Future Operating and Capital Resource Requirements,” we adjusted the estimated useful life of our in-orbit satellites with effect from September 2002, to the period running through first quarter of 2008 (approximately 6.75 years from launch). We continue to monitor the situation and may need to re-adjust the estimated useful lives of our in-orbit satellites based on future information. We are not recording an impairment at this time, due to our forecasted cash flows (which are sufficient to recover the system assets); however, should we reduce or not meet our forecasted cash flows or reduce further the estimated useful lives of the satellites, we may be required to record an impairment (which may be substantial) at that time. We have not adjusted the estimated useful lives of our spacecraft control facilities, as we believe that these facilities will continue to be used in our XM system. A significant decrease in the estimated useful life of our satellites and spacecraft control facilities could have a material adverse impact on our operating results in the period in which the estimate is revised and in subsequent periods.

•	Accrued Network Optimization Expenses––As a result of the planned reduction of the number of terrestrial repeater sites, we recognized a charge of $4.0 million in 2002 compared to $26.3 million in 2001. The charge of $26.3 million in 2001 included $17.7 million of site-specific capitalized costs that were written off and a lease termination accrual of $8.6 million for 646 terrestrial repeater site leases. The charge of $4.0 million in 2002 represents additional costs associated with terminating leases on terrestrial repeater sites no longer required. At December 31, 2002, we had recorded a lease termination accrual of $2.2 million that represents an estimate of the costs to terminate the remaining 98 leases based on management’s judgment, advice of lease consultants, and early negotiations with landlords. The liability also includes the estimated costs to deconstruct the existing sites, which are based upon quotes from contractors. This amount could vary significantly from the actual amount incurred, which will be primarily based on our ability to negotiate lease termination settlements.

•	Programming Agreements—We have entered into various programming agreements. Under the terms of these agreements, we are obligated to provide payments and commissions to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. Fixed amounts due under programming agreements are recognized on a straight-line basis though the termination and/or renegotiation date defined in the agreements. Revenue share agreements that contain minimum guarantees are recorded as an expense based upon the greater of the revenue share amount or a pro-rata portion of the guarantee over the guarantee period.

•	Distribution Agreement with General Motors—We have significant payment obligations under our distribution agreement with General Motors, which was amended on January 28, 2003 to provide that Holdings and we could make certain payments by issuance of indebtedness or shares of Holdings Class A common stock. This agreement is subject to renegotiation if General Motors does not achieve and maintain specified installation levels, starting with 1,240,000 by November 2005 and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to our share of the satellite digital radio market. In light of GM’s initial roll-out plans, the June 2002 amendment of the distribution agreement and management’s assessment of the likelihood of renegotiating during the period ending 2005, we recognized the fixed payment obligations due to GM for the period through November 2005, which approximate $63.6 million, on a straight-line basis. In light of the January 2003 amendment of the distribution agreement and GM’s current rollout plans, which demonstrate a likelihood of GM exceeding minimum installation targets, in 2003 we are prospectively recognizing fixed payment obligations to GM for the period through September 2013, which approximate $397.3 million, on a straight-line basis. Additional annual fixed payment obligations beyond 2006 range from $80.8 million to approximately $132.9 million through 2009, aggregating approximately $320.3 million.

•	DARS License. We determined that our DARS license was an intangible asset having an indefinite useful life. While the DARS license has a renewable eight-year term, we believe that the administrative fees necessary to renew the license are expected to be de minimis compared to the initial fee to obtain the license, and we have met all of the established milestones specified in the DARS license agreement. We also anticipate no difficulties in renewing the license as long as we continue to adhere to the various regulatory requirements established in the license grant. Although we face competition from a variety of sources, we do not believe that the risk of the technology becoming obsolete or that a decrease in demand for the DARS service is significant. Further, we believe that our license is comparable with the licenses granted to other broadcasters, which are also classified as indefinite lived intangible assets. We understand that there continues to be deliberations concerning the application of this standard regarding the effect of the costs to renew FCC licenses. Our application of this standard could change depending upon the results of these deliberations.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143, which is effective January 1, 2003, requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded beginning in 2003, the entity will capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We will adopt SFAS No. 143 effective January 1, 2003 and do not expect the adoption of SFAS No. 143 to have a material effect on our financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on our financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when incurred at fair value. The Statement in turn eliminates the definition and requirements of EITF Issue 94-3. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 may have an effect on the timing of future restructuring charges taken, if and when they occur.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on our financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

The Emerging Issues Task Force issued EITF No. 00-21, Revenue Arrangements with Multiple Deliverables addressing the allocation of revenue among products and services in bundled sales arrangements. EITF 00-21 is effective for arrangements entered into in fiscal periods after June 15, 2003. Based on our current sales and marketing programs, we do not anticipate the application of the new pronouncement will have a material impact on our financial statements. However, our sales and marketing programs may change over time and we will continue to evaluate the applicability of EITF 00-21 as it relates to sales of service and hardware.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2002, we do not have any derivative financial instruments and do not intend to use derivatives. Holdings and we do not hold or issue any free-standing derivatives. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds. Our long-term debt includes fixed interest rates and the fair market value of the debt is sensitive to changes in interest rates. We run the risk that market rates will decline and the required payments will exceed those based on current market rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.

Additionally, we believe that our exposure to interest rate risk is not material to our results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of XM Satellite Radio Inc., including consolidated balance sheets as of December 31, 2002 and 2001, and consolidated statements of operations, consolidated statements of stockholder’s equity and consolidated statements of cash flows for the three-year period ended December 31, 2002 and notes to the consolidated financial statements, together with a report thereon of KPMG LLP, dated March 28, 2003, are attached hereto as pages F-1 through F-48.

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

The information is incorporated herein by reference to Holdings’ definitive 2003 Proxy Statement. Holdings and XM have the same directors and executive officers.

ITEM 11.    EXECUTIVE COMPENSATION

The information is incorporated herein by reference to Holdings’ definitive 2003 Proxy Statement. Holdings and XM have the same directors and executive officers.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information is incorporated herein by reference to Holdings’ definitive 2003 Proxy Statement. Holdings and XM have the same directors and executive officers.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information is incorporated herein by reference to Holdings’ definitive 2003 Proxy Statement. Holdings and XM have the same directors and executive officers.

ITEM 14.    CONTROLS AND PROCEDURES.

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

ITEM 15.     EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following Consolidated Financial Statements of and report of independent public accountants for XM Satellite Radio Inc. are included in Item 8 of this Form 10-K:

Report of Independent Auditors.

Consolidated Balance Sheets as of December 31, 2002 and 2001.

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements.

Schedule I—Valuation and Qualifying Accounts.

(a)(2) The following consolidated financial statement schedules are filed as part of this report and attached hereto as page F-48:

Schedule I—Valuation and Qualifying Accounts for XM.

All other schedules for which provision is made in the applicable accounting regulations of the Commission have been included in the Consolidated Financial Statements of XM Satellite Radio Inc. or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

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

3.6

Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 31, 2003).

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

4.9	Form of Certificate for Holdings’ 8.25% Series C Convertible Redeemable Preferred Stock (incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-39176).

Exhibit No.	Description

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

4.20

Indenture, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.21

Security Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, and The Bank of New York (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.22

Amended and Restated Security Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and The Bank of New York (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.23

Intercreditor and Collateral Agency Agreement (General Security Agreement), dated as of January 28, 2003, by and among the Noteholders named therein, The Bank of New York, as trustee, General Motors Corporation, OnStar Corporation and The Bank of New York, as collateral agent (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

Exhibit No.	Description

4.24

Intercreditor and Collateral Agency Agreement (FCC License Subsidiary Pledge Agreement), dated as of January 28, 2003, by and among the Noteholders named therein, The Bank of New York, as trustee, General Motors Corporation, OnStar Corporation and The Bank of New York, as collateral agent (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.25

Warrant Agreement, dated as of January 28, 2003, between XM Satellite Radio Holdings Inc. and The Bank of New York (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.26

Amended and Restated Amendment No. 1 to Rights Agreement, dated as of January 22, 2003, by and among XM Satellite Radio Holdings Inc. and Equiserve Trust Company, N.A. (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.27	Form of 10% Senior Secured Convertible Note due 2009 (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.28	Form of 10% Senior Secured Discount Convertible Note due 2009 (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.29	Global 14% Senior Secured Discount Note due 2009 (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.30	Global Common Stock Purchase Warrant (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.31	Common Stock Purchase Warrant issued to General Motors Corporation (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.32	Common Stock Purchase Warrant issued to R. Steven Hicks (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.33

Second Supplemental Indenture, dated as of December 23, 2002, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 15, 2003).

4.34

Third Supplemental Indenture, dated January 27, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.1

Second Amended and Restated Shareholders and Noteholders Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.2

Second Amended and Restated Registration Rights Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.3^

Note Purchase Agreement, dated June 7, 1999, by and between XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., Clear Channel Communications, Inc., DIRECTV Enterprises, Inc., General Motors Corporation, Telcom-XM Investors, L.L.C., Columbia XM Radio Partners, LLC, Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P., and Special Advisors Fund I, LLC (including form of Series A subordinated convertible note of XM Satellite Radio Holdings Inc. attached as Exhibit A thereto)

Exhibit No.	Description

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

10.8*

Second Amended and Restated Distribution Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and OnStar Corporation, a division of General Motors Corporation (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.9^*	Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and DIRECTV, INC.

10.10^*	Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and Clear Channel Communication, Inc.

10.11^*	Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and TCM, LLC.

10.12	Intentionally omitted.

10.13	Intentionally omitted.

10.14	Intentionally omitted.

10.15	Intentionally omitted.

10.16	Intentionally omitted.

10.17^	Form of Indemnification Agreement between XM Satellite Radio Holdings Inc. and each of its directors and executive officers.

10.18	1998 Shares Award Plan (incorporated by reference to Holdings’ Registration Statement on Form S-8, File No. 333-65020).

10.19^	Form of Employee Non-Qualified Stock Option Agreement.

10.20^*	Firm Fixed Price Contract #001 between XM Satellite Radio Inc. and the Fraunhofer Gesellschaft zur Foderung Der angewandten Forschung e.V., dated July 16, 1999.

10.21^*	Contract for Engineering and Construction of Terrestrial Repeater Network System by and between XM Satellite Radio Inc. and LCC International, Inc., dated August 18, 1999.

10.22	Employee Stock Purchase Plan (incorporated by reference to Holdings’ Registration Statement on Form S-8, File No. 333-65020).

10.23^	Non-Qualified Stock Option Agreement between Gary Parsons and XM Satellite Radio Holdings Inc., dated July 16, 1999.

10.24^	Non-Qualified Stock Option Agreement between Hugh Panero and XM Satellite Radio Holdings Inc., dated July 1, 1998, as amended.

10.25^	Form of Director Non-Qualified Stock Option Agreement.

10.26	Intentionally omitted.

10.27	Intentionally omitted.

Exhibit No.	Description

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

10.36*

Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery dated as of May 15, 2001 between XM Satellite Radio, Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Amendment No. 1 to Holdings’ Registration Statement on Form S-3, File No. 333-89132).

10.37*

Amendment to the Satellite Purchase Contract for In-Orbit Delivery dated as of December 5, 2001 between XM Satellite Radio, Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on December 6, 2001).

10.38

Note Purchase Agreement, dated as of December 21, 2002, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and OnStar Corporation (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.39

Amendment No. 1 to Note Purchase Agreement, dated as of January 16, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and OnStar Corporation (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.40

Note Purchase Agreement, dated as of December 21, 2002, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.41

Amendment No. 1 to Note Purchase Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

Exhibit No.	Description

10.42

Director Designation Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.43

GM/DIRECTV Director Designation Agreement, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc., General Motors Corporation and DIRECTV Enterprises LLC (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.44

Clear Channel Director Designation Agreement, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc. and Clear Channel Investments, Inc (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.45

Amended and Restated Assignment and Use Agreement, dated as of January 28, 2003 between XM Satellite Radio Inc. and XM Radio Inc. (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.46

Agreements not to convert, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc. and certain noteholders named therein (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.47

Credit Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., as a borrower, and XM Satellite Radio Holdings Inc., as a borrower, and General Motors Corporation, as lender (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.48	Voting Agreement, dated as of December 21, 2002, among the shareholders named therein (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.49

Employment Agreement, dated as of June 21, 2002, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Joseph J. Euteneuer (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2002).

21.1	Subsidiaries of the registrant.

99.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

^	Incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-83619.
*	Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

(b)    Reports on Form 8-K.

On January 29, 2003, Holdings and XM filed a Current Report on Form 8-K that reported the closing of their exchange offer, $225 million financing package and various transactions with General Motors Corporation.

On January 15, 2003, Holdings and XM filed a Current Report on Form 8-K that contained certain information in connection with their exchange offer, $225 million financing package and various transactions with General Motors Corporation.

On December 24, 2002, Holdings and XM filed a Current Report on Form 8-K that contained certain information in connection with their exchange offer, $225 million financing package and various transactions with General Motors Corporation.

On December 24, 2002, Holdings and XM filed a Current Report on Form 8-K that contained certain information in connection with their exchange offer, $225 million financing package and various transactions with General Motors Corporation.

On December 23, 2002 Holdings and XM filed a Current Report on Form 8-K that contained certain information in connection with their $225 million financing package and various transactions with General Motors.

On December 20, 2002, Holdings filed a Current Report on Form 8-K that contained certain interim financial information.

(c)    Exhibits.

XM Satellite Radio Inc. hereby files as part of this Form 10-K the Exhibits listed in the Index to Exhibits.

(d)    Consolidated Financial Statement Schedules.

The following consolidated financial statement schedules are filed herewith:

Schedule I—Valuation and Qualifying Accounts for XM.

Schedules not listed above have been omitted because they are inapplicable or the information required to be set forth therein is provided in the Consolidated Financial Statements of XM Satellite Radio Inc. or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XM SATELLITE RADIO INC.

By:	/s/ HUGH PANERO
Hugh Panero President and Chief Executive Officer

Date:    March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HUGH PANERO Hugh Panero	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003

/s/ JOSEPH J. EUTENEUER Joseph J. Euteneuer	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003

/s/ GARY M. PARSONS Gary M. Parsons	Chairman of the Board of Directors	March 31, 2003

/s/ NATHANIEL A. DAVIS Nathaniel A. Davis	Director	March 31, 2003

/s/ THOMAS J. DONOHUE Thomas J. Donohue	Director	March 31, 2003

/s/ CHESTER A. HUBER, JR. Chester A. Huber, Jr.	Director	March 31, 2003

Randall T. Mays	Director	March , 2003

/s/ PIERCE J. ROBERTS, JR. Pierce J. Roberts, Jr.	Director	March 31, 2003

/s/ JACK SHAW Jack Shaw	Director	March 31, 2003

R. Steven Hicks	Director	March , 2003

/s/ JAMES N. PERRY, JR. James N. Perry, Jr.	Director	March 31, 2003

/s/ THOMAS G. ELLIOTT Thomas G. Elliott	Director	March 31, 2003

CERTIFICATIONS

I, Hugh Panero, President and Chief Executive Officer of XM Satellite Radio Inc., certify that:

1. I have reviewed this annual report on Form 10-K of XM Satellite Radio Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 2, 2003

By:	/s/ HUGH PANERO
Hugh Panero President and Chief Executive Officer (principal executive officer)

CERTIFICATIONS

I, Joseph J. Euteneuer, Executive Vice President and Chief Financial Officer of XM Satellite Radio Inc., certify that:

1. I have reviewed this annual report on Form 10-K of XM Satellite Radio Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 2, 2003

By:	/s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer Executive Vice President and Chief Financial Officer (principal financial officer)

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

XM SATELLITE RADIO INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholder

XM Satellite Radio Inc.:

We have audited the accompanying consolidated balance sheets of XM Satellite Radio Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholder’s equity and cash flows, for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XM Satellite Radio Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1(h) to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/    KPMG LLP

McLean, VA

March 27, 2003

XM SATELLITE RADIO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS	(in thousands, except share data)
Current assets:
Cash and cash equivalents	$6,726	$62,368
Short-term investments	—	10,296
Restricted investments	25,014	44,861
Accounts receivable, net of allowance for doubtful accounts of $241 and $10	3,756	478
Due from related parties	1,478	—
Prepaid and other current assets	10,362	15,271

Total current assets	47,336	133,274
Other assets:
Restricted investments, net of current portion	1,673	25,873
System under construction	18,558	18,597
Property and equipment, net of accumulated depreciation and amortization of $156,400 and $40,675	814,966	887,768
DARS license, net of accumulated amortization of $2,229 and $2,229	144,042	144,042
Intangibles, net of accumulated amortization of $3,172 and $1,697	9,690	11,165
Goodwill, net of accumulated amortization of $0 and $2,277	––	11,461
Deferred financing fees & other assets, net of accumulated amortization of $2,474 and $1,587	8,082	9,182

Total assets	$1,044,347	$1,241,362

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$36,142	$35,308
Accrued expenses	51,922	22,443
Accrued network optimization expenses	2,201	8,595
Current portion of long-term debt	3,408	1,530
Due to related parties	13,410	25,900
Accrued interest	14,286	13,486
Deferred revenue	9,925	1,055

Total current liabilities	131,294	108,317
Long-term debt, net of current portion	270,347	268,934
Due to related parties, net of current portion	10,618	––
Deferred revenue, net of current portion	2,372	––
Other non-current liabilities	15,190	8,657

Total liabilities	429,821	385,908

Stockholder’s equity:
Common stock, par value $0.10; 3,000 shares authorized, 125 shares issued and outstanding	—	—
Additional paid-in capital	1,489,555	1,238,898
Accumulated deficit	(875,029)	(383,444)

Total stockholder’s equity	614,526	855,454

Commitments and contingencies
Total liabilities and stockholder’s equity	$1,044,347	$1,241,362

See accompanying notes to consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
	(in thousands)
Revenue
Subscriber revenue	$17,585	$246	$—
Net ad sales revenue	2,333	251	—
Royalties and other	263	36	—

Total revenue	20,181	533	—

Operating expenses
Cost of revenue (excludes depreciation & amortization, shown below):
Revenue share & royalties	12,954	687	—
Customer care & billing	15,627	5,720	699
Satellite & terrestrial	44,818	62,641	8,104
Broadcast & operations	23,950	22,488	19,570
Programming & content	25,379	17,649	4,025

Cost of revenue	122,728	109,185	32,398
Research & development (excludes depreciation & amortization, shown below)	10,843	13,689	11,948
General & administrative (excludes depreciation & amortization, shown below)	27,777	20,908	16,960
Marketing & ad sales (excludes depreciation & amortization, shown below)	172,992	96,884	14,248
Impairment of goodwill	11,461	—	—
Depreciation & amortization	117,202	42,180	3,573

Total operating expenses	463,003	282,846	79,127

Operating loss	(442,822)	(282,313)	(79,127)
Other income (expense):
Interest income	2,621	14,102	27,200
Interest expense	(52,037)	(15,157)	—
Other income (expense)	653	(607)	—

Net loss	$(491,585)	$(283,975)	$(51,927)

See accompanying notes to consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
	(in thousands)
Cash flows from operating activities:
Net loss	$(491,585)	$(283,975)	$(51,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	493	10	—
Barter revenue	(330)	––	—
Depreciation and amortization	117,202	41,942	3,369
Amortization of deferred financing fees and discount	4,479	––	—
Loss on disposal of computer equipment	—	435	—
Non-cash stock-based compensation	1,507	4,867	2,743
Impairment of goodwill	11,461	––	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(3,772)	(488)	—
Increase in due from related parties	(1,477)	—	—
Decrease/increase in prepaid and other current assets	5,453	(6,456)	(7,738)
Decrease in other assets	213	—	—
Increase in accounts payable and accrued expenses	25,940	30,223	16,012
Increase in due to related parties	30,332	2,607	25
Increase in deferred revenue	11,242	1,055	—
Increase in accrued interest	800	90	—

Net cash used in operating activities	(288,042)	(209,690)	(37,516)

Cash flows from investing activities:
Purchase of property and equipment	(35,624)	(15,402)	(41,925)
Additions to system under construction	(32,813)	(142,321)	(424,342)
Proceeds from transfer of ground spare satellite bus to Parent	—	31,600	—
Net purchase/maturity of short-term investments	10,296	(10,296)	69,472
Net purchase/maturity of restricted investments	44,047	40,317	(106,338)
Other investing activities	—	(30,915)	(56,268)

Net cash used in investing activities	(14,094)	(127,017)	(559,401)

Cash flows from financing activities:
Proceeds from sale of common stock and capital contribution	249,150	196,249	499,490
Proceeds from issuance of 14% senior secured notes and warrants	—	––	259,353
Payments on capital lease obligations	(2,440)	—	—
Payments for deferred financing costs	(216)	(365)	(8,365)

Net cash provided by financing activities	246,494	195,884	750,478

Net increase (decrease) in cash and cash equivalents	(55,642)	(140,823)	153,561
Cash and cash equivalents at beginning of period	62,368	203,191	49,630

Cash and cash equivalents at end of period	$6,726	$62,368	$203,191

See accompanying notes to consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
	(in thousands except share data)
Balance at January 1, 2000	125	—	502,646	(47,542)	455,104
Contributions to paid in capital	—	—	499,490	—	499,490
Non-cash stock compensation	—	—	2,743	—	2,743
Net Loss	—	—	—	(51,927)	(51,927)

Balance at December 31, 2000	125	—	1,004,879	(99,469)	905,410
Contributions to paid in capital	—	—	196,249	—	196,249
Transfer of satellite bus to Parent	—	—	(35,321)	—	(35,321)
Funds received for transfer of satellite bus	—	—	31,600	—	31,600
Contribution of fixed assets from Parent	—	—	36,624	—	36,624
Non-cash stock compensation	—	—	4,867	—	4,867
Net Loss	—	—	—	(283,975)	(283,975)

Balance at December 31, 2001	125	—	1,238,898	(383,444)	855,454
Contributions to paid in capital	—	—	249,150	—	249,150
Non-cash stock compensation	—	—	1,507	—	1,507
Net Loss	—	—	—	(491,585)	(491,585)

Balance at December 31, 2002	125	$—	$1,489,555	$(875,029)	$614,526

See accompanying notes to consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

(1)  Summary of Significant Accounting Policies and Practices

(a)  Nature of Business

XM Satellite Radio Inc. (the “Company”), was incorporated on December 15, 1992 in the State of Delaware, for the purpose of operating a digital audio radio service (“DARS”) under a license from the Federal Communications Commission (“FCC”). XM Satellite Radio Holdings Inc. (“Parent”) was formed as a holding company for XMSR on May 16, 1997. In 2001, the Company’s satellites, “Rock” and “Roll”, were successfully launched on March 18, 2001 and May 8, 2001, respectively.

The Company commenced commercial operations in the two markets on September 25, 2001 and completed its national rollout on November 12, 2001.

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

(c)  Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had the following cash and cash equivalents balances (in thousands):

	December 31,
	2002	2001
Cash on deposit	$6,716	$(4,257)
Overnight investments	—	41,181
Money market funds	10	2,794
Commercial paper	—	22,650

	$6,726	$62,368

(d)  Short-term Investments

At December 31, 2001, the Company held commercial paper with maturity dates of less than one year that were stated at amortized cost, which approximated fair value.

(e)  Restricted Investments

Restricted investments consist of fixed income securities and are stated at amortized cost plus accrued interest income. At December 31, 2002 and 2001, restricted investments represented securities held in escrow to secure the Company’s future performance with regard to certain contracts and obligations, which include the interest payments required on the Company’s 14% senior secured notes due 2010 through March 2003, payments under the Hughes Electronics Corporation (“Hughes”) terrestrial repeater contract, and certain facility leases and other secured credits. The interest reserve consists of US Treasury securities and are classified as held-to-maturity investments. The remaining investments are principally money market funds and certificates of deposit.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of the restricted investments at December 31, 2002 and 2001, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
At December 31, 2002:
Interest reserve	$22,914	$126	$—	$23,040
Collateral for letters of credit and other secured credit	3,773	—	—	3,773

	$26,687	$126	$—	$26,813

At December 31, 2001:
Interest reserve	$66,020	$1,354	$—	$67,374
Contract escrow	2,930	—	—	2,930
Collateral for letters of credit and other secured credit	1,784	—	—	1,784

	$70,734	$1,354	$—	$72,088

(f) Accounts Receivable

Accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in the Company’s existing accounts receivable. The Company determines the allowance based on the Company’s actual write-off experience.

(g)  Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives:

Satellite system	6.75 years
Terrestrial repeater network	5–10 years
Spacecraft control facilities	17.5 years
Broadcast facilities	3–7 years
Computer systems	3–7 years
Furniture and fixtures	3–7 years
Equipment under capital leases and leasehold improvements	Lesser of useful life or remaining lease term

Depreciation of the Company’s in-orbit satellites commenced in May and June 2001 upon their acceptance from Boeing Satellite Systems (BSS). Amortization and depreciation of the ground systems/spacecraft control facilities and related computer systems commenced on September 25, 2001, which was the date the service was launched in the Company’s lead markets. Depreciation of the broadcast facilities and the terrestrial repeaters commenced when they were placed in service.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

In September 2001, BSS advised the Company of a progressive degradation problem with the solar array output power of Boeing 702 class satellites, including XM “Rock” and XM “Roll.” At the present time, the output power of the solar arrays and the broadcast signal strength are above minimum acceptable levels and are expected to remain that way at least through 2005, permitting full operation of the XM System (based on patterns projected by BSS). The Company has launch and in-orbit insurance policies that provide coverage to the Company for a total, constructive total or partial loss of either of its satellites where such loss arises from an occurrence within the first five years after launch (both satellites were launched during the first half of 2001). The aggregate sum insured in the event of the total or constructive total loss of the Company’s satellites is $400 million ($200 million per satellite). In September 2001, the Company advised its insurance carriers that the aforementioned solar array situation was likely to result in a claim under its in-orbit insurance policies and, in the first quarter of 2003, the Company filed a claim with the insurance carriers for the aggregate sum insured (less applicable salvage); the Company believes it will ultimately receive insurance payments adequate to launch its spare satellite and commence work on an additional satellite, although there is no assurance that will be the case. Since the issue is common to Boeing 702 class satellites, the Company and the manufacturer are closely watching the progression of the problem, including data from a satellite that has been in orbit longer than either of its two satellites by approximately 15 and 17 months, respectively. With this advance visibility of performance levels, insurance arrangements in place and claim filed, a spare satellite under construction that is being modified to address the solar power anomaly, the ability to provide full service for some period of time with Rock and Roll collocated in one orbit slot and the spare located in the other slot (which would allow partial use of the existing satellites through the first quarter of 2008), availability of comparable satellites from more than one vendor, and various mitigation actions to extend the full or partial use of the satellites, the Company believes that it will be able to launch additional satellites prior to the time the solar power problem might cause the broadcast signal strength to fall below minimum acceptable levels. Based on the consistency of the degradation trends (with no substantial improvement to date) and continuing analyses by BSS and the Company, the Company’s management adjusted the estimated useful lives of the Company’s in-orbit satellites, with effect from September 2002, to the period running through first quarter 2008 (approximately 6.75 years from launch). The Company’s management will continue to monitor this situation carefully and may re-adjust the estimated useful lives of its in-orbit satellites based on future information. The Company is not recording an impairment at this time, due to its forecasted cash flows (which are sufficient to recover the system assets); however, should the Company reduce or not meet its forecasted cash flows or reduce further the estimated useful lives of the satellites, the Company may be required to record an impairment (which may be substantial) at that time. The Company has not adjusted the estimated useful lives of its spacecraft control facilities, as the Company believes that these facilities will continue to be of use in its system.

The following table shows what net income would have been in all periods presented had the satellites been depreciated at the reduced lives.

	Year ended December 31,
	2002	2001	2000
	(amounts in thousands)
Net loss as reported	$(491,585)	$(283,975)	$(51,927)
Add: effect of change on depreciation of the satellites	(31,622)	(26,575)	—

Adjusted net loss	$(523,207)	$(310,550)	$(51,927)

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS No. 144) provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

(h) DARS License, Goodwill and Other Intangible Assets

The Company adopted the provisions of SFAS No. 141, Business Combinations (“SFAS No.141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) as of January 1, 2002. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 establishes criteria which intangible assets acquired in a business combination must meet in order to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimated useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144.

In applying the standards established by SFAS No. 142, the Company determined that its DARS license was an intangible asset having an indefinite useful life. While the DARS license has a renewable eight-year term, the Company believes that the administrative fees necessary to renew the license are expected to be de minimis compared to the initial fee to obtain the license, and the Company has met all of the established milestones specified in the FCC license agreement. The Company also anticipates no difficulties in renewing the license as long as the Company continues to adhere to the various regulatory requirements established in the license grant. Although the Company faces competition from a variety of sources, the Company does not believe that the risk of the technology becoming obsolete or that a decrease in demand for the DARS service is significant. Further, the Company believes that its license is comparable with the licenses granted to other broadcasters, which are also classified as indefinite lived intangible assets. Upon adoption, the Company was required to evaluate its existing acquired intangible assets and goodwill, and to make any necessary reclassifications in order to conform to the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company was also required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

amortization period adjustments. Since the Company’s DARS license, with a carrying amount of $144,042,000 at January 1, 2002, is an intangible asset having an indefinite useful life, it was tested for impairment in accordance with the provisions of SFAS No. 142. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Based on the Company’s analysis, no impairment existed. In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Company is required to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. The goodwill balance was $11,461,000 as of January 1, 2002. The Company identified one reporting unit and determined the carrying value; the fair value of the reporting unit was computed by determining its enterprise value, which consisted of the Company’s market capitalization and the fair value its long-term debt. The Company determined that the fair value exceeded the carrying value and that there were no indications that goodwill had been impaired.

Amortization expense related to goodwill was $0, $915,000 and $918,000, during the years ended December 31, 2002, 2001 and 2000, respectively. Amortization expense for the DARS license was $0, $2,229,000 and $0, during the years ended December 31, 2002, 2001 and 2000, respectively. The DARS license did not start being amortized until September 25, 2001, when the Company commenced commercial operations, and no amortization has been taken since January 1, 2002, when the Company adopted SFAS No. 142. Amortization expense for the other intangibles was $1,475,000, $460,000 and $461,000 during the years ended December 31, 2002, 2001 and 2000, respectively. The Company did not begin amortizing the $8,022,000 related to acquired programming agreements until September 25, 2001, when the Company commenced commercial operations. The Company is continuing to amortize intangible assets consisting of programming and receiver agreements that had a carrying value of $9,690,000 and $11,165,000, respectively, as of December 31, 2002, over their estimated useful lives of 10 years. The estimated amortization for the programming and receiver agreements for the years ended 2003 to 2007 is $1,262,000 for each year.

As part of the annual impairment testing, the Company performed an assessment of the fair value of its sole reporting unit as defined by SFAS No. 142 and compared it to the carrying value of its reporting unit. The Company’s market recapitalization had fallen below the Company’s book value, indicating that the reporting unit’s indefinite lived intangible assets, goodwill and the DARS license may be impaired. The Company recorded an impairment charge of $11.5 million to write-off the entire net book value of its goodwill upon completing the annual impairment review required by SFAS No. 142, as fully described in note 4.

The following table shows what net income would have been in all periods presented exclusive of amortization expense recognized in those periods related to goodwill and indefinite-lived intangible assets (both of which are no longer amortized under the provisions of SFAS No. 142):

	Year ended December 31,
	2001	2000
	(amounts in thousands)
Net loss	$(283,975)	$(51,927)
Add back: Amortization of goodwill amortization	915	918
Amortization of DARS license	2,229	––

Adjusted net loss	$(280,831)	$(51,009)

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

(i) Deferred Financing Fees and Other Assets

Deferred financing fees consist primarily of attorney, accounting, printer and banker fees associated with our debt financing. Deferred financing fees are amortized over the life of the corresponding debt facility.

(j)  Revenue Recognition

The Company derives revenue primarily from basic and premium subscriber subscription and activation fees as well as advertising.

Subscriber revenue, which is generally billed in advance, consists of (i) fixed charges for service, which are recognized as the service is provided and (ii) non-refundable activation fees that are recognized ratably over the expected 40-month life of the customer relationship. Direct activation costs are expensed as incurred. Promotions and discounts are treated as a reduction to revenue during the period of the promotion. Sales incentives, consisting of rebates to subscribers, offset earned revenue.

The Company recognizes advertising revenue from sales of advertisements to advertisers that are recognized in the period in which the advertisement is broadcast. Agency fees are presented as a reduction to revenue in the Consolidated Statement of Operations.

Advertising revenue for the year ended December 31, 2002 included advertisements sold in exchange for goods and services (barter) recorded at fair value. Revenue from barter transactions is recognized when advertisements are broadcast. Merchandise or services received are charged to expense when received or used. Barter transactions are not significant to the Company’s consolidated financial statements.

(k)  Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principle Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations including FASB Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB opinion No. 25 issued in March 2000, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

The Company adopted FIN No. 44 in July 2000 to account for stock options that were repriced in July 1999. The application resulted in additional compensation of $1,000 and $1,232,000 during the year ended December 31, 2002 and 2001, respectively. Additional compensation charges may result depending upon the market value of the common stock at each balance sheet date.

At December 31, 2002, the Company had one stock-based employee compensation plan, which is described more fully in note 10. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the determined market value of the underlying common stock on the date of grant. The

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2002	2001	2000
	(amounts in thousands)
Net loss, as reported	$(491,585)	$(283,975)	$(51,927)
Add: Stock-based employee compensation expense included in net loss, net of tax	941	2,540	2,557
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards	(23,067)	(18,693)	(10,801)

Pro forma net loss	$(513,711)	$(300,128)	$(60,171)

(l)  Research & Development

Research & development costs are expensed as incurred.

(m)  Advertising & Marketing

Advertising & marketing costs, including media, events, training and marketing materials for retail and automotive dealer points of presence, are discretionary costs that are expensed as incurred. These costs are included in marketing & ad sales. During the years ended December 31 2002, 2001, and 2000, the Company expensed $90.5 million, $74.8 million, and $6.7 million, respectively.

(n)  Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and the financial reporting amounts at each year-end and operating loss and tax credit carryforwards, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the sum of taxes payable for the period and the change during the period in deferred tax assets and liabilities.

(o)  Comprehensive Income

The Company has not engaged in any transactions during the years ended December 31, 2002, 2001 and 2000 that would be classified as other comprehensive income.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

(p)  Accounting Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Company. Significant estimates include valuation of the Company’s investment in the DARS license, the allowance for doubtful accounts, the valuation of goodwill and intangible assets, the recoverability of the XM Radio System assets, the costs to terminate certain terrestrial repeater site leases, the allocation of purchase price of assets acquired, the estimated life of a subscriber’s subscription, the payments to be made to distributors and manufacturers for radios sold or activated, the amount of royalties rights to be paid on radios revenue generated, the amount of stock-based compensation arrangements and the valuation allowances against deferred tax assets. Accordingly, actual amounts could differ from these estimates.

Payments owed to manufacturing and distribution partners are expensed during the month in which the manufacture, sale, and/or activation of the radio unit occurs. The amount of these expenses are dependent upon units provided by internal Company systems and processes (i.e. subscriber management system and supply chain management system) and partner systems and processes. However, due to lags in receiving manufacturing and sales data from partners, estimates of amounts due are necessary in order to record monthly expenses. In subsequent months when lagged data is received from partners, expenses are reconciled, and adjusted where necessary. Since launching commercial operations, the Company continues to refine the estimation process based on an increased understanding of the timing lags, and close working relationships with business partners. Estimates recorded on the Company’s books are generally adjusted to actuals within two months.

(q)  Reclassifications

Certain fiscal year 2001 and 2000 amounts have been reclassified to conform to the current year presentation.

(r)  Derivative Instruments and Hedging Activities

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

(s)  Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143, which is effective January 1, 2003, requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred. When a new liability is recorded beginning in 2003, the entity will capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

useful life of the related asset. Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company will adopt SFAS No. 143 effective January 1, 2003, and does not expect the adoption of SFAS No. 143 to have a material effect on its financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when incurred at fair value. The Statement in turn eliminates the definition and requirements of EITF Issue 94-3. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 may have an effect on the timing of future restructuring charges taken, if and when they occur.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

expected to have a material effect on the Company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

The Emerging Issues Task Force issued EITF No. 00-21, Revenue Arrangements with Multiple Deliverables addressing the allocation of revenue among products and services in bundled sales arrangements. EITF 00-21 is effective for arrangements entered into in fiscal periods after June 15, 2003. Based on the Company’s current sales and marketing programs, the Company does not anticipate the application of the new pronouncement will have a material impact on the Company’s financial statements. However, the Company’s sales and marketing programs may change over time and the Company will continue to evaluate the applicability of EITF 00-21 as it relates to sales of service and hardware.

(2) Liquidity

The Company is devoting its efforts to market its digital audio radio service and to increase its subscriber base. This effort involves substantial risk and future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. The Company commenced commercial operations in the fourth quarter of 2001 and has an accumulated deficit of $875 million. On January 28, 2003, the Company and the Parent completed a $475 million financing, which included $225 million of new funds (bringing to $1.9 billion the amount of equity and debt raised) and $250 million of payment deferrals and a line of credit. Following completion of this January 2003 financing, so long as the Company meets the revenue, expense and cash flow projections of our refined business plan, the Company expects to be fully funded and will not need to raise additional financing to continue operations. The Company’s business plan contemplates the use of either insurance proceeds and/or vendor financing to launch replacement satellite(s). The Company is dependent on the Parent to meet certain of its funding requirements, and the Parent has indicated that it presently intends to fund the Company’s ongoing business operations.

(3) Related Party Transactions

The Company had the following amounts due from related parties at December 31, 2002 and 2001 (in thousands):

	December 31,
	2002	2001
General Motors Corporation (“GM”)	$1,478	––

The Company had the following amounts outstanding to related parties at December 31, 2002 and 2001 (in thousands):

	December 31,
	2002	2001
GM	$20,908	$656
Hughes	58	7,686
DIRECTV, Inc. (“DIRECTV”)	3	50
Clear Channel	3,059	2,101
LCC International (“LCCI”)	—	15,407

	$24,028	$25,900

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

During November 2002, the Company initiated joint promotional activities with General Motors targeted at new GM car buyers who subscribe to XM service. At December 31, 2002, approximately 31,000 (unaudited) subscribers took advantage of the joint promotion. In addition, GM purchased XM service for approximately 7,000 (unaudited) of their dealers. These subscribers are included in the Company’s year-end subscriber totals. Subscriber revenues earned from related parties are as follows (in thousands):

	Year ended December 31
	GM
	2002	2001	2000
Subscriber Revenue	$256	—	—

The Company has relied upon certain related parties for legal, technical, marketing and other services during the years ended December 31, 2002, 2001 and 2000. Total costs incurred in transactions with related parties are as follows (in thousands):

	Year ended December 31, 2002
	GM	Hughes	DIRECTV	Clear Channel	LCCI	Motient	Parent
Terrestrial repeater network engineering and manufacturing	$—	$10,386	$—	$—	$3,089	$—	$—
Terrestrial repeater site leases	—	—	—	57	—	—	—
Customer care & billing operations	178	—	—	—	—	—	—
Marketing & ad sales	29,915	—	125	10,182	—	—	—
General & administrative	—	—	3	—	—	—	—
Facilities rental costs	—	—	—	—	—	—	4,289

	Year ended December 31, 2001
	GM	Hughes	DIRECTV	Clear Channel	LCCI	Motient	Parent
Terrestrial repeater network engineering and manufacturing	$—	$88,116	$—	$—	$59,958	$—	$—
Terrestrial repeater site leases	—	—	—	36	—	—	—
Customer care & billing operations	—	—	623	—	—	—	—
Marketing & ad sales	1,264	—	—	4,351	—	—	—
General & administrative	—	—	—	—	—	193	1,512

	Year ended December 31, 2000
	GM	Hughes	DIRECTV	Clear Channel	LCCI	Motient	Parent
Terrestrial repeater network engineering and manufacturing	$—	$11,858	$—	$—	$58,731	$—	$—
Terrestrial repeater site leases	—	—	—	5	—	—	—
Customer care & billing operations	—	—	1,008	—	—	—	—
Marketing & ad sales	—	—	—	3,175	—	—	—
General & administrative	—	—	—	3	—	252	—

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

(a)   GM

In 1999, the Company established a distribution agreement with GM (see note 15 (f)). Under the terms of the agreement, GM distributes the XM Radio Service in various models of its vehicles. This agreement was amended in June 2002 and January 2003 (see note 15(f)).

(b)   Hughes

In 1999, the Company entered into a terrestrial repeater manufacturing agreement with Hughes (see note 15 (e)).

(c)   DIRECTV

In 1999, the Company entered into a consulting services agreement with DIRECTV. The agreement provides for DIRECTV professionals to aid the Company’s efforts in establishing its customer care center and billing operations on a time and materials basis.

(d)   Clear Channel

Pursuant to an operational assistance agreement with Clear Channel Communications, the Company receives programming service. In addition, in 2000, the Company entered into a sponsorship agreement with SFX Marketing, now Clear Channel Entertainment, to advertise our service at Clear Channel Entertainment events and venues. Since 2000, Premiere Radio Networks, a subsidiary of Clear Channel Communications has served as one of our ad sales representatives. Under separate agreements, we also ran advertisements on a spot and network basis on radio stations owned by Clear Channel Communications.

(e)   LCCI

In 1999, the Company entered into the LCCI Services Contract (note 15(e)), and LCCI also provides certain ongoing consulting engineering work for the Company relating to the terrestrial repeater network on a time and materials basis. LCCI ceased to be a related party in 2002.

(f)   Motient

In 1998, the Company entered into an agreement with Motient, in which Motient would provide technical and administrative support relating to the Company’s operations. Payments for services provided under this agreement were made based on negotiated hourly rates. Liabilities for these services are absorbed by the Parent. Motient ceased to be a related party in 2002.

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

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

2,000,000 shares of its Series B convertible redeemable preferred stock for $50.00 per share, which yielded net proceeds of $96,472,000. On February 9, 2000, the underwriters exercised a portion of the over-allotment option for 370,000 shares of Class A common stock, which yielded net proceeds of approximately $11,233,000. All proceeds were contributed to the Company by the Parent.

On March 15, 2000 the Parent and the Company closed a private placement of 325,000 units, each unit consisting of $1,000 principal amount of 14 percent Senior Secured Notes due 2010 of the Company (note 8) and one warrant to purchase 8.024815 shares of the Parent’s Class A common stock at a price of $49.50 per share. The Company realized net proceeds of $191,500,000, excluding $123,000,000 used to acquire securities to pay interest payments due under the notes for the first three years. The $325,000,000 face value of the notes was offset by a discount of $65,746,000 associated with the fair value of the warrants sold, the net proceeds from which were contributed to the Company.

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

In August 2001, the Company’s facility lease for its corporate headquarters was amended and the Parent became the Company’s new landlord (note 15 (m)).

On December 5, 2001, the Company transferred its rights in the spare satellite, excluding the satellite payload, to the Parent, which had a carrying value of $35,300,000. In return, the Company received $31,600,000 in cash, which was the estimated fair value of the satellite bus as determined by management with the assistance of a third-party appraiser. Concurrent with the asset transfer, the Parent entered into a Customer Credit Agreement with Boeing Capital Corporation (“BCC”) pursuant to which the Parent borrowed $35,000,000 from BCC at an interest rate equal to LIBOR plus 3.5%, increasing to LIBOR plus 4.5% after December 5, 2003, which is compounded annually and payable quarterly in arrears. The principal is due on the earlier of December 5, 2006 or the launch of the ground spare satellite. The principal would also become due should the Boeing Satellite Contract (note 15(d)) be terminated. The loan is secured by the Parent’s interest in the ground spare satellite, excluding its payload.

During 2001, the Parent transferred $36,624,000 in capitalized interest associated with the construction of the XM Radio System to the Company.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

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

During 2002, the Parent provided funding to the Company of $249.1 million. For the year ended December 31, 2002, the Company incurred costs relating to the rental of office space with the Parent of $4,289,000.

(4)  Impairment Charge for Goodwill

As part of the annual impairment testing, the Company performed an assessment of the fair value of its sole reporting unit as defined by SFAS No. 142 and compared it to the carrying value of its reporting unit. The Parent’s market recapitalization had fallen below the Parent’s book value, indicating that the reporting unit’s indefinite lived intangible assets, goodwill and the DARS license may be impaired under the test established by SFAS No. 142.

The Company determined the fair value of its assets on a class-by-class basis. The fair values of the Company’s assets were based upon the expected cash flow from the Company’s business, as adjusted for the investment and time that would be required to develop the Company’s business, and assuming a discount rate that reflects the degree of risk involved with this type of business. The fair value of the DARS license was in excess of its net book value, and therefore, no impairment was recorded. After valuing all of the Company’s remaining assets, the total value of the identifiable, individual tangible and intangible assets was in excess of the value of entire Company based upon market capitalization under SFAS No. 142. As such, no value was ascribed to the Company’s goodwill. Therefore, the Company recorded an impairment charge of $11.5 million as required by SFAS No.142 to write-off the net book value of its goodwill as of November 30, 2002.

(5)  System Under Construction

The Company has capitalized costs related to the development of its XM Radio System to the extent that they have future benefits. During 2002 and 2001, the Company placed its Boeing 702 satellites “Rock” and “Roll” into service as well as its DARS license, ground systems/spacecraft control facilities, related computer systems, and its terrestrial repeater network and broadcast facilities by transferring $2,147,000 and $1,000,228,000, respectively, from system under construction to property and equipment and intangibles. The components in system under construction during 2002 and 2001 include the ground spare satellite and costs incurred for the performance broadcasting studio. The amounts recorded as system under construction consist of the following (in thousands):

	December 31,
	2002	2001
Satellite system	$18,558	$18,557
Broadcast facilities	—	40

	$18,558	$18,597

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

(6)  Property and Equipment

Property and equipment consists of the following (in thousands):

	2002	2001
Satellite system	$521,226	$521,251
Terrestrial system	266,982	243,755
Spacecraft control facilities	24,848	24,353
Broadcast facilities	59,045	55,686
Leasehold improvements	14,204	14,574
Computer systems, furniture and fixtures, and equipment	85,061	68,824

	971,366	928,443
Accumulated depreciation and amortization	(156,400)	(40,675)

Net property and equipment, net	$814,966	$887,768

In December 2001, the Company determined that the planned number of terrestrial repeater sites could be reduced due to a network optimization study that was conducted. The Company established a formal plan and recognized a charge of $26,300,000 in 2001 and $4,013,000 in 2002 with respect to the terrestrial repeater sites no longer required. The costs are principally related to the site acquisition and build-out of the identified sites. These costs have been included within system operations at December 31, 2001 and December 31, 2002. The charge of $26,300,000 in 2001 included $17,705,000 of site-specific capitalized costs that were written off and a lease termination accrual of $8,595,000 for 646 terrestrial repeater site leases. The charge of $4,013,000 in 2002 represents additional costs associated with terminating leases on terrestrial repeater sites no longer required. At December 31, 2002, the Company had recorded a lease termination accrual of $2,201,000 which represents an estimate of the costs to terminate the remaining 98 leases based on management’s judgment, advice of lease consultants, and negotiations with landlords. The liability also includes the estimated costs to deconstruct the existing sites, which are based upon quotes from contractors.

(7)  Deferred Financing Fees and Other Assets

Deferred financing fees and other assets consist of the following at December 31, 2002 and 2001 (in thousands):

	December 31,
	2002	2001
14% senior secured notes deferred financing fees	$8,868	$8,858
January 2003 financing fees (note 16)	354	—
Refundable deposits and other long-term prepaid expenses	1,334	1,911

	10,556	10,769
Less accumulated amortization	(2,474)	(1,587)

Other assets, net	$8,082	$9,182

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

(8)  Long-Term Debt

Long-term debt at December 31, 2002 and 2001 consists of the following (in thousands):

	December 31,
	2002	2001
14% senior secured notes	$325,000	$325,000
Less: unamortized discount on 14% senior secured notes	(57,102)	(60,694)
Capital leases	5,857	6,158

Total debt	$273,755	$270,464
Less current installments	(3,408)	(1,530)

Long-term debt, excluding current installments	$270,347	$268,934

14% Senior Secured Notes

On March 15, 2000, the Company and Parent closed a private placement of 325,000 units, each unit consisting of $1,000 principal amount of 14% senior secured notes due 2010 of the Company and one warrant to purchase 8.024815 shares of Parent’s Class A common stock at a price of $49.50 per share. The Company realized net proceeds of $191,500,000, excluding $123,000,000 used to acquire securities that will be used to pay interest payments due under the notes for the first six coupons. The $325,000,000 face value of the notes was offset by a discount of $65,746,000 associated with the fair value of the related warrants. The Company had amortized $8,644,000 and $5,052,000 of the discount through December 31, 2002 and 2001, respectively. In December 2002, the Parent and a subsidiary of the Company issued a guarantee of the 14% senior secured notes due 2010. See note 17.

(9)  Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2002 and 2001 (in thousands). The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	December 31,
	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$6,726	$6,726	$62,368	$62,368
Short-term investments	—	—	10,296	10,296
Restricted investments	26,687	26,813	70,734	72,088
Accounts receivable	3,756	3,756	478	478
Due from related parties	1,478	1,478	—	—
Letters of Credit	—	10	—	13

Financial liabilities:
Accounts payable	36,142	36,142	35,308	35,308
Accrued expenses	51,922	51,922	22,443	22,443
Accrued network optimization expenses	2,201	2,201	8,595	8,595
Due to related parties	24,028	24,028	25,900	25,900
Total debt	273,755	216,949	270,464	263,314
Other non-current liabilities	15,190	15,190	8,657	8,657

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

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

Long-term debt:    The fair value of the Company’s long-term debt is determined by either estimation by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s bankers or by quoted market prices at the reporting date for the traded debt securities (the carrying value of the Company’s 14% senior secured notes is significantly less than face value because the notes were sold at a discount for value allocated to the related warrants).

(10)  Stock-Based Compensation

The Company operates three separate stock plans, the details of which are described below.

1998 Shares Award Plan

On June 1, 1998, Parent adopted the 1998 Shares Award Plan (the “Plan”) under which employees, consultants, and non-employee directors may be granted options to purchase shares of Class A common stock of Parent. Parent initially authorized 1,337,850 shares of Class A common stock under the Plan, which was increased to 2,675,700 in July 1999, 5,000,000 in May 2000, 8,000,000 in May 2001, and 13,400,000 in May 2002. The options are exercisable in installments determined by the compensation committee of Parent’s board of directors. The options expire as determined by the committee, but no later than ten years from the date of grant. On July 8, 1999, Parent’s board of directors voted to reduce the exercise price of the options outstanding in the shares award plan from $16.35 to $9.52 per share, which represented the fair value of the stock on the date of repricing.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

Transactions and other information relating to the Plan for the years ended December 31, 2000, 2001 and 2002 are summarized below:

	Outstanding Options
	Number of Shares	Weighted-Average Exercise Price
Balance, January 1, 2000	2,099,089	$10.32
Options granted	1,176,683	30.21
Options canceled or expired	(131,267)	17.01
Options exercised	(48,817)	9.52

Balance, December 31, 2000	3,095,688	$17.61
Options granted	2,680,415	15.54
Options canceled or expired	(23,570)	9.55
Options exercised	(253,593)	17.88

Balance, December 31, 2001	5,498,940	$16.62
Options granted	2,765,352	12.93
Options canceled or expired	(633,457)	17.13
Options exercised	(15,772)	9.47

Balance, December 31, 2002	7,615,063	$15.24

	Options Outstanding		Weighted- Average Remaining Contractual Life	Options Exercisable
	Exercise Price	Number Outstanding		Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
2000	$9.52-$12.00	2,120,400	8.26 years	$10.39	1,110,756	$10.06
	$12.01-$30.50	297,685	9.03 years	$23.13	5,334	$13.13
	$30.51-$45.44	677,603	9.54 years	$37.92	20,000	$43.69

2001	$4.82-$9.42	363,700	9.31 years	$7.91	55,000	$8.46
	$9.44-$12.00	2,256,263	7.50 years	$10.37	1,716,153	$10.21
	$12.06-$26.88	2,142,409	9.14 years	$17.75	165,132	$18.90
	$27.63-$45.44	736,568	8.52 years	$36.81	272,681	$36.93

2002	$2.13-$9.52	2,214,875	7.37 years	$8.46	1,523,261	$9.17
	$9.55-$14.99	2,698,371	8.41 years	$13.76	908,247	$12.10
	$15.00-$18.69	1,959,457	8.26 years	$17.58	745,019	$17.65
	$18.82-$45.44	742,360	7.53 years	$35.12	524,301	$35.23

There were 3,700,828, 2,208,966 and 1,136,090 stock options exercisable at December 31, 2002, 2001 and 2000, respectively. At December 31, 2002, there were 5,784,737 shares available under the plan for future grants. During 2002, the Parent granted 50,000 restricted shares. At December 31, 2002, all options have been issued to employees, officers and directors, except for 101,000 options granted to non-employees for which the Company recognized $1,398,000 in non-cash compensation.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

The per share weighted-average fair value of employee options granted during the year ended December 31, 2002, 2001 and 2000 was $10.88, $8.77 and $22.06, respectively, on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	Year Ended December 31,
	2002	2001	2000
Expected dividend yield	0%	0%	0%
Volatility	122.25%	62.40%	68.21%
Risk-free interest rate range	2.63% to 4.91%	3.66% to 4.99%	4.99% to 6.71%
Expected life	5 years	5 years	5 years

Employee Stock Purchase Plan

In 1999, Parent established an employee stock purchase plan that provides for the issuance of 300,000 shares of Class A common stock, which was increased to 600,000 shares in 2001. All employees whose customary employment is more than 20 hours per week and for more than five months in any calendar year are eligible to participate in the stock purchase plan, provided that any employee who would own 5% or more of Parent’s total combined voting power immediately after an offering date under the plan is not eligible to participate. Eligible employees must authorize Parent to deduct an amount from their pay during offering periods established by the compensation committee. The purchase price for shares under the plan will be determined by the compensation committee but may not be less than 85% of the lesser of the market price of the common stock on the first or last business day of each offering period. As of December 31, 2002, 2001 and 2000, Parent had issued 402,380, 217,401 and 53,539 shares, respectively, under this plan. At December 31, 2002, there were 197,620 shares available under the plan for future sale.

The per share weighted-average fair value of purchase rights granted during the year was $4.80, $5.37, and $11.28 for the years ended December 31, 2002, 2001 and 2000, respectively. The estimates were calculated at the grant date using the Black-Scholes Option Pricing Model with the following assumptions at December 31, 2002 2001 and 2000:

	Year Ended December 31,
	2002	2001	2000
Expected dividend yield	0%	0%	0%
Volatility	122.25%	62.40%	68.21%
Risk-free interest rate range	1.57%-1.79%	2.4%-5.89%	5.33%-6.23%
Expected life	0.24 years	0.24 years	0.24 years

The Company applies APB 25 in accounting for stock-based compensation for both plans and, accordingly, no compensation cost has been recognized for its stock options and stock purchase plan in the financial statements other than for performance based stock options, for options granted with exercise prices below fair value on the date of grant and for repriced options under FIN No. 44. During 2002, 2001 and 2000, the Company incurred $1,082,000, $2,336,000, and $2,557,000 respectively, in compensation cost for these options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

SFAS 123, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands):

	Year ended December 31,
	2002	2001	2000
Net loss:
As reported	$(491,585)	$(283,975)	$(51,927)
Pro forma	$(513,711)	(300,128)	(60,171)

Talent Option Plan

In May 2000, Parent adopted the XM Talent Option Plan (“Talent Plan”) under which non-employee programming consultants to the Company may be granted options to purchase shares of Class A common stock of the Company. Parent authorized 500,000 shares of Class A common stock under the Talent Plan. The options are exercisable in installments determined by the talent committee of the Company’s board of directors. The options expire as determined by the talent committee, but no later than ten years from the date of the grant. As of December 31, 2002 and 2001, 146,000 and 144,500 options had been granted under the Talent Plan, respectively. In 2002 and 2001, the Company recognized ($16,000) and $575,000 in non-cash compensation expense related to these options under SFAS 123. At December 31, 2002, there were 354,000 options available under the plan for future grant.

(11)  Profit Sharing and Employee Savings Plan

On July 1, 1998, the Company adopted a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer up to 15% of their compensation on a pre-tax basis through contributions to the savings plan. The Company contributed $0.50 in 2002, 2001 and 2000 for every dollar the employees contributed up to 6% of compensation, which amounted to $738,000, $543,000 and $229,000, respectively.

(12)  Interest Cost

The Company capitalizes a portion of interest cost as a component of the cost of the XM Radio System. The following is a summary of interest cost incurred during December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
Interest cost capitalized	$—	$36,153	$39,022
Interest cost charged to expense	52,037	15,157	—

Total interest cost incurred	$52,037	$51,310	$39,022

The Company exceeded its capitalization threshold and incurred a charge to interest of $18,131,000 in 2001. In 2002, the Company had no items that were considered qualified expenditures.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

(13)  Income Taxes

The provision for the income taxes for the three years ended December 31, 2002 consists of the following:

Taxes on income included in the Statements of Operations consists of the following (in thousands):

December 31,
	2002	2001	2000
Current taxes:
Federal	$—	$—	$—
State	—	—	—

Total current taxes	—	—	—

Deferred taxes:
Federal	$—	$—	$—
State	—	—	—

Total deferred taxes	—	—	—

Total tax expense (benefit)	$—	$—	$—

A reconciliation of the statutory tax expense, assuming all income is taxed at the statutory rate applicable to the income and the actual tax expense is as follows (in thousands):

	December 31,
	2002	2001	2000
Income (loss) before taxes on income, as reported in the statements of income	$(491,585)	$(283,975)	$(51,972)

Theoretical tax benefit on the above amount at 35%	(172,055)	(99,391)	(18,174)
State tax, net of federal benefit	(23,989)	(13,274)	(2,877)
Increase in taxes resulting from permanent differences, net	4,111	2,701	562
Other	—	—	7
Change in valuation allowance	191,933	109,964	20,482

Taxes on income for the reported year	$—	$—	$—

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

At December 31, 2002, 2001 and 2000, deferred income tax consists of future tax assets/(liabilities) attributable to the following (in thousands):

	December 31,
	2002	2001	2000
Deferred tax assets:
Net operating loss/other tax attribute carryovers	$220,577	$58,377	$12,396
Capitalized research and experimental expenditures	23,439	––	––
Start-up costs	59,342	106,609	42,252
Deferred Revenue	4,910	––	––
Other deferred tax assets	22,177	11,533	—

Gross total deferred tax assets	330,445	176,519	54,648
Valuation allowance for deferred tax assets	(323,969)	(132,036)	(22,072)

Net deferred assets	6,476	44,483	32,576

Deferred tax liabilities:
Property and equipment	—	(29,541)	(16,532)
DARS license	(2,210)	(9,670)	(9,821)
Other intangible assets	(4,266)	(5,272)	(6,223)

Net deferred tax liabilities	(6,476)	(44,483)	(32,576)

Deferred income tax, net	$—	$—	$—

At December 31, 2002, the Company had accumulated net operating losses of $575,465,000 for Federal income tax purposes that are available to offset future regular taxable income. These operating loss carryforwards expire between the years 2012 and 2022. Utilization of these net operating losses are subject to Internal Revenue Code Section 382 tax loss limitations because there have been significant changes in the stock ownership of the Company. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

(14)  Supplemental Cash Flows Disclosures

The Company paid $51,237,000, $14,026,000 and $11,198,000 for interest (net of amounts capitalized) during 2002, 2001 and 2000, respectively. Additionally, the Company incurred the following non-cash financing and investing activities (in thousands):

	December 31,
	2002	2001	2000
Non-cash capitalized interest	$––	$3,923	$16,302
Accrued system milestone payments	5,123	37,775	30,192
Systems under construction placed into service	2,147	971,861	––
Property acquired through capital leases	2,139	6,177	1,688
Use of deposit/escrow for terrestrial repeater contracts	––	80,431	3,422
Contribution of fixed assets from Parent	––	36,624	––
Transfer of ground spare satellite bus to Parent	––	3,721	––

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

(15)  Commitments and Contingencies

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

(b)  Application for Review of DARS License

One of the losing bidders for the DARS licenses filed an Application for Review by the full FCC of the Licensing Order that granted the Company its DARS license. The Application for Review alleged that a former investor had effectively taken control of the Company without FCC approval. The FCC denied the Application for Review and the losing bidder appealed to the United States Court of Appeals for the District of Columbia Circuit. On February 21, 2003, the Court of Appeals rejected the losing bidder’s claims and upheld the FCC’s decision to grant the Company its license. The losing bidder can request that the D.C. Circuit rehear its case or can request the United States Supreme Court review the D.C. Circuit’s decision. The FCC’s order granting the Company’s license remains in effect pending any further appeal by the losing bidder.

(c)  Technology Licenses

Effective January 1, 1998, XMSR entered into a technology licensing agreement with Motient and WorldSpace Management Corporation (“WorldSpace MC”) by which as compensation for certain licensed technology then under development to be used in the XM Radio System, the Company will pay up to $14,300,000 to WorldSpace MC over a ten -year period. As of December 31, 2002, the Company incurred costs of $7,216,000 under this agreement. Any additional amounts to be incurred under this agreement are dependent upon further development of the technology, which is at the Company’s option. No liability exists to Motient or WorldSpace MC should such developments prove unsuccessful. The Company maintains an accrual of $5,877,000 payable to WorldSpace MC for quarterly royalty payments to be made after the Company recognizes $5,000,000 in revenue.

(d)  Satellite Contract

Under the Company’s satellite contract, BSS delivered two satellites in orbit and is to complete construction of a ground spare satellite. BSS also provided ground equipment and software used in the XM Radio system and certain launch and operations support services. The contract also provides for in-orbit incentives to be earned depending on the performance of the in-orbit satellites over their useful lives. Future payments under the satellite contract could total up to an additional $68,763,000 over the useful lives of the satellites.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

On December 5, 2001, the Company and BSS amended the satellite contract so as to permit the deferral of $31,350,000 of payments to be made under the agreement, as well as to provide certain additional rights and obligations of the Company, including the launch of the ground spare satellite on the SeaLaunch launch vehicle should the ground spare satellite be launched between specified dates. Amounts deferred under the satellite contract include (i) $15,000,000 of the purchase price for the ground spare satellite and (ii) $16,350,000 of in-orbit incentive payments relating to the Company’s two existing satellites, XM “Rock” and XM “Roll”. Interest will accrue on the $15,000,000 commencing when the ground spare satellite is available for shipment (it is currently being modified to address the solar power anomaly), and the principal of such amount is to be paid on December 5, 2006. Similarly, the $16,350,000 of incentive payments relating to Rock and Roll has been deferred (with interest payable currently), with the principal amount (to the extent earned) payable on December 5, 2006. After December 5, 2006, BSS must repay the Company incentive amounts that are not earned on a current basis. Incentive payment amounts are earned (and expensed through operations) on a daily basis for each day that a satellite meets or exceeds its applicable performance specifications. Under the amendment, the deferred amounts bear interest at the rate of 8%, compounded annually, and are payable quarterly in arrears.

As of December 31, 2002, the Company had paid approximately $470,803,000 under the satellite contract and had recognized an additional liability of $2,141,000 for in-orbit incentives and related interest.

(e)  Terrestrial Repeater System Contracts

As of December 31, 2002, the Company had incurred aggregate costs of approximately $266,982,000 for its terrestrial repeater system. These costs covered the capital costs of the design, development and installation of a system of terrestrial repeaters to cover approximately 60 markets. In August 1999, the Company signed a contract with LCCI calling for engineering and site preparation. As of December 31, 2002, the Company had paid $128,356,000 under this contract. There are no further payments due under the LCCI contract. The Company also entered into a contract effective October 22, 1999 with Hughes for the design, development and manufacture of the terrestrial repeaters. As of December 31, 2002, the Company had paid $113,802,000 under this contract and recorded an additional liability of $58,000.

(f)  GM Distribution Agreement

The Company has a long-term distribution agreement with OnStar, a subsidiary of General Motors. During the term of the agreement, which expires 12 years from the commencement date of our commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The Company will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-GM vehicles that are sold for use in the United States. The agreement was amended in June 2002 and January 2003 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of our commencement of commercial operations, and to provide that the Company may make certain payments to GM in the form of indebtedness or shares of our Class A common stock, as described below under note 16. The Company’s total cash payment obligations were not increased. The Company has significant annual, fixed payment obligations to GM. As a result of the June 2002 amendment, the Company commenced recognizing these fixed payment obligations for the period ending through November 2005, which approximate $63.6 million, on a straight-line basis. However, due to the January 2003 amendment to the Distribution Agreement and GM’s current roll out plans which demonstrate a likelihood of GM exceeding minimum installation targets, in 2003 the Company is now prospectively recognizing these fixed payments due through September 2013, which approximate $397.3 million, on a straight-line basis. The Company issued a 10% Senior Secured Convertible Note due 2009 with an aggregate principal amount of

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

$89,042,387 to OnStar in lieu of making these fixed payments to OnStar for amounts otherwise due in 2003 through 2006.

In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to the Company’s service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than 8 million GM vehicles with installed XM radios. The Company will also make available to GM bandwidth on our system. As part of the agreement, OnStar provides certain call-center related services directly to XM subscribers who are also OnStar customers and XM must reimburse OnStar for these XM-related call center services. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio’s service. The agreement is subject to renegotiation if as of November 2005, and at two-year intervals thereafter, GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving our service, starting with 1,240,000 units by November 2005, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. General Motors’ exclusivity obligations will discontinue if, by November 2005 and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market. Prior to 2001, the Company had not incurred any costs under the distribution agreement. As of December 31, 2002 and 2001 the Company paid $9.9 million and $0.6 million, respectively, and incurred total costs of $30.1 million and $1.3 million, respectively, under the distribution agreement.

(g)  Joint Development Agreement

Under the terms of a joint development agreement with Sirius Radio, the other holder of an FCC satellite radio license, each party is obligated to fund one half of the development cost for a unified standard for satellite radios. The prior arbitration with Sirius has been resolved, with no payment by either side. There were no significant costs incurred in 2002. The costs related to the joint development agreement are being expensed as incurred in research and development.

(h)  Accrued Network Optimization Expenses

As a result of the planned reduction of the number of terrestrial repeater sites, the Company recognized a charge of $4,013,000 in 2002 compared to $26,300,000 in 2001. The charge of $26,300,000 in 2001 included $17,705,000 of site-specific capitalized costs that were written off and a lease termination accrual of $8,595,000 for 646 terrestrial repeater site leases. The charge of $4,013,000 in 2002 represents additional costs associated with terminating leases on terrestrial repeater sites no longer required. At December 31, 2002, the Company had recorded a lease termination accrual of $2,201,000 that represents an estimate of the costs to terminate the remaining 98 leases based on management’s judgment, advice of lease consultants, and early negotiations with landlords. The liability also includes the estimated costs to deconstruct the existing sites, which are based upon quotes from contractors. This amount could vary significantly from the actual amount incurred, which will be primarily based on the Company’s ability to negotiate lease termination settlements.

(i)  Sales, Marketing and Distribution Agreements

The Company has entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, the Company is obligated to provide incentives, subsidies and commissions to other entities

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements. The amount of these operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the years ended December 31, 2002, 2001, and 2000, the Company incurred expenses of $55,725,000, $19,145,000, and $0 respectively, in relation to these agreements excluding the GM distribution agreement. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and revenue increase.

(j) Programming Agreements

The Company has entered into various programming agreements. Under the terms of these agreements, the Company is obligated to provide payments to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. During the years ended December 31, 2002, 2001, and 2000, the Company incurred expenses of $20,300,000, $7,230,000 and $0 million, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and advertising revenue increase. The amount of the costs related to these agreements cannot be estimated, but are expected to be substantial future costs.

(k) Royalty Agreements

The Company has entered into fixed and variable revenue share payment agreements with performance rights organizations that expire as late as 2006. During the years ended December 31, 2002, 2001 and 2000, we incurred expenses of $9.5 million, $45,000 and $0, respectively, in relation to these agreements.

(l)  Warrants

Sony Warrant

In February 2000, Parent issued a warrant to Sony exercisable for shares of Parent’s Class A common stock. The warrant will vest at the time that the Company attains its millionth customer, and the number of shares underlying the warrant will be determined by the percentage of XM Radios that have a Sony brand name as of the vesting date. If Sony achieves its maximum performance target, the warrant will be exercisable for 2% of the total number of shares of Parent’s Class A common stock on a fully-diluted basis. The exercise price of the Sony warrant will equal 105% of fair market value of the Class A common stock on the vesting date, determined based upon the 20-day trailing average. For the years ended December 31, 2002, 2001 and 2000, the Company recognized $208,000, $131,000 and $0, respectively, in non-cash compensation expense related to these warrants.

CNBC Warrant

In May 2001, Parent granted a warrant to purchase 90,000 shares of Class A common stock consisting of three 30,000 share tranches to purchase shares at $26.50 per share, which expire in 11, 12, and 13 years, respectively. The warrants began to vest on September 25, 2001 when the Company reached its commercial launch and will be vested on September 1, 2002, 2003, and 2004, respectively. For the years ended December 31, 2002 and 2001, the Company recognized $(156,000) and $290,000, respectively, in non-cash compensation expense related to these warrants.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

(m)  Leases

The Company has noncancelable operating leases for office space and terrestrial repeater sites and noncancelable capital leases for equipment that expire over the next ten years. The Company leases its corporate headquarters from the Parent. Of the $137,112,000 to be paid in the future for operating leases, $78,358,000 will be paid to the Parent. The future minimum lease payments and rentals under noncancelable leases as of December 31, 2002 are (in thousands):

	Capital Lease Payments	Operating Lease Payments
Year ending December 31:
2003	$3,885	$19,313
2004	1,908	20,057
2005	680	17,572
2006	3	9,894
2007	––	7,523
Thereafter	––	62,753

Total	$6,476	$137,112
Less amount representing interest	(619)

Present value of net minimum lease payments	5,857
Less current maturities	(3,408)

Long-term obligations	$2,449

Rent expense for 2002, 2001 and 2000 was $24,227,000, $24,236,000 and $6,082,000, respectively.

As discussed in note 15(h), in December 2001, the Company determined that the planned number of terrestrial repeater sites could be reduced due to the relative signal strength provided by the Company’s satellites. The Company recognized a charge of $26,300,000 with respect to the terrestrial repeater sites no longer required. This charge included a lease termination accrual of $8,595,000 for 646 terrestrial site leases, which would reduce the future minimum lease payments. In 2002, the Company recognized a charge of $4,013,000 for additional costs associated with terminating leases on sites no longer required.

(n)  Service Providers

The Company has entered into an agreement with a service provider for customer care functions to subscribers of its service through December 2003. Employees of this service provider have access to our customer care systems to establish customer accounts, activate radios, update program and account information and respond to general inquires from subscribers. We pay Convergys an hourly rate for each customer care representative supporting our subscribers. During the years ended December 31, 2002, 2001, and 2000, we incurred $8,713,000, $2,042,000 and $0, respectively, in relation to this agreement.

(16)  January 2003 Financing

On January 28, 2003, the Company and the Parent completed (1) an exchange of over $300 million of the $325 million aggregate principal amount of outstanding debt issued by XM Satellite Radio Inc., (2) a restructuring of $250 million in payment obligations to General Motors Corporation through 2006, and (3) a private placement resulting in gross proceeds of $225 million.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

We accepted for exchange $300.2 million aggregate principal amount of the previously outstanding $325.0 million of XM’s 14% Senior Secured Notes due 2010. For each $1,000 principal amount of notes tendered for exchange, the tendering holder received:

•	$1,459 principal amount at maturity of 14% Senior Secured Discount Notes due 2009 issued by XM Satellite Radio Inc. and guaranteed by XM Satellite Radio Holdings;

•	a warrant to purchase 85 shares of the Parent’s Class A common stock at an exercise price of $3.18 per share; and

•	$70 in cash.

The exercise price of each warrant may be paid either in cash or without the payment of cash by reducing the number of shares of Class A common stock that would be obtainable upon the exercise of a warrant. The warrants are fully vested and expire December 31, 2009.

Under certain agreements with General Motors and its subsidiary, OnStar Corporation, we issued to OnStar a 10% Senior Secured Convertible Note due December 31, 2009 with an aggregate principal amount of $89 million in lieu of the Company’s obligation to make $115 million in guaranteed payments from 2003 to 2006 under our distribution agreement with OnStar Corporation. The Company entered into a $100 million credit facility with General Motors and issued a warrant to General Motors to purchase 10 million shares of Class A common stock at an exercise price of $3.18 per share. The warrant is fully vested and expires after five years. The note issued to OnStar is convertible and the warrant exercisable only to the extent General Motors would not beneficially own more than 19.9% of the Parent’s Class A common stock, unless the Company and General Motors otherwise agree and certain stockholder approvals are obtained.

OnStar will be able to convert the note into shares of the Parent’s Class A common stock pursuant to a vesting schedule so that on each date prior to and including December 31, 2006 that we would have been obligated to make scheduled guaranteed payments under the distribution agreement, a pro rata portion of the OnStar note corresponding to the scheduled guaranteed payment will become convertible at the option of OnStar at a conversion price equal to 90% of the fair market value of a share of the Parent’s Class A common stock (calculated as described above) on the date of conversion; provided that, the conversion price will be not less than $5 per share nor greater than $10 per share during 2003, not less than $5 per share nor greater than $15 per share during 2004, and not less than $5 per share nor greater than $20 per share thereafter.

General Motors provided the Company with a $100.0 million Senior Secured Credit Facility, maturing as late as December 2009, that enables us to make monthly draws to finance payments that become due under the Company’s distribution agreement with OnStar Corporation and other GM payments. Holdings and XM are co-borrowers under this credit facility. The outstanding principal amount of all draws will be due December 31, 2009 and bear interest at the applicable 90-day LIBOR rate plus 10%. The Parent will be able to make interest payments in shares of Class A common stock having an aggregate fair market value at the time of payment equal to the amount of interest due. The fair market value will be based on the average daily trading prices of the Parent’s Class A common stock over the ten business days prior to the day the interest payment is due. The Company has the option to prepay all draws in whole or in part at any time but will not be able to re-borrow any prepaid amounts. Beginning in 2005, the Company will be required to prepay the amount of any outstanding advances in an amount equal to the lesser of (i) 50% of the Company’s excess cash and (ii) the amount necessary to prepay the draws in full. In order to make draws under the credit facility, the Company is required to have a certain minimum number of subscribers that are not originated by GM and a minimum pre-marketing cash flow.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

General Motors provided the Company with the ability to make up to $35.0 million in future subscriber bounty payments (“subscriber acquisition payments”) that it may owe to OnStar under the distribution agreement in shares of the Parent’s Class A common stock, valued at fair market value at the time of payment.

The Company sold $210.0 million of 10% Senior Secured Discount Convertible Notes due December 31, 2009 to certain institutional and accredited investors, including some of the Company’s current investors. The Parent and the Company are co- obligors on these new investor notes. At any time, a holder of new investor notes may convert all or part of the accreted value of its notes at a conversion price of $3.18 per share.

The Company is not able to prepay or redeem the new investor notes. Beginning four years after the issuance of the new investor notes, the Company will be able to convert all, but not less than all of the notes at the conversion price if: (i) shares of the Parent’s Class A common stock have traded on the Nasdaq National Market or a national securities exchange for the previous 30 trading days at 200% of the conversion price, (ii) the Company has reported earnings before interest income and expense, other income, taxes, depreciation (including amounts related to research and development) and amortization greater than $0 for the immediately preceding quarterly period for which the Company reports its financial results, (iii) immediately following such conversion, the aggregate amount of the Parent’s and its subsidiaries’ indebtedness is less than $250 million, and (iv) no shares of the Parent’s Series C preferred stock remain outstanding.

The Parent also sold $15.0 million of its Class A common stock at a per share purchase price of $2.70 to a private investor and issued a warrant to purchase 900,000 shares of its Class A common stock at an exercise price of $3.18 per share to R. Stephen Hicks, who joined the Parent’s board of directors in connection with these transactions.

(17)  Condensed Consolidating Financial Information

The Company has certain series of debt securities outstanding that are guaranteed by Holdings and by the Company’s subsidiary, XM Equipment Leasing LLC, which owns certain terrestrial repeaters. Accordingly, the Company provides the following condensed consolidating financial information.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2002

(IN THOUSANDS)

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non-guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non-guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$6,348	$159	$219	$—	$6,726	$24,370	$1,722	$—	$32,818
Short-term investments	—	—	—	—	—	9,997	—	—	9,997
Restricted investments	25,014	—	—	—	25,014	—	—	—	25,014
Accounts receivable, net	3,551	—	205	—	3,756	—	—	—	3,756
Due from related parties	1,478	—	—	—	1,478	—	—	—	1,478
Due from subsidiaries / affiliates	6,863	13,879	382,722	(403,464)	—	177,911	3,602	(181,513)	—
Prepaid and other current assets	9,311	—	1,051	—	10,362	—	—	—	10,362

Total current assets	$52,565	$14,038	$384,197	$(403,464)	$47,336	$212,278	$5,324	$(181,513)	$83,425
Restricted investments, net of current portion	1,673	—	—	—	1,673	—	3,055	—	4,728
System under construction	18,558	—	—	—	18,558	36,458	—	—	55,016
Property and equipment, net	735,426	84,220	—	(4,680)	814,966	—	32,970	—	847,936
Investment in subsidiary/affiliates	780,745	—	—	(780,745)	—	468,856	—	(468,856)	—
DARS license & intangibles, net	9,690	—	144,042	—	153,732	—	—	—	153,732
Goodwill, net	—	—	—	—	—	—	—	—	—
Other assets, net	8,082	—	—	—	8,082	6,143	1,248	(30)	15,443

Total assets	$1,606,739	$98,258	$528,239	$(1,188,889)	$1,044,347	$723,735	$42,597	$(650,399)	$1,160,280

Current liabilities:
Accounts payable	$36,141	$1	$—	$—	$36,142	$3,820	$44	$—	$40,006
Accrued expenses	616,516	329	13,794	(576,516)	54,123	11,366	2,167	(18,531)	49,125
Current portion of long-term debt	3,408	—	—	—	3,408	—	437	—	3,845
Due to related parties	13,410	—	—	—	13,410	—	—	—	13,410
Accrued interest	14,286	—	—	—	14,286	2,181	184	—	16,651
Deferred revenue	9,925	—	—	—	9,925	—	—	—	9,925

Total current liabilities	$693,686	$330	$13,794	$(576,516)	$131,294	$17,367	$2,832	$(18,531)	$132,962
Long term debt, net of current portion	270,347	—	—	—	270,347	114,057	28,136	—	412,540
Due to related parties, net of current portion	10,618	—	—	—	10,618	—	—	—	10,618
Deferred revenue, net of current portion	2,372	—	—	—	2,372	—	—	—	2,372
Other non-current liabilities	15,190	—	—	—	15,190	—	(1,315)	(4,398)	9,477

Total liabilities	$992,213	$330	$13,794	$(576,516)	$429,821	$131,424	$29,653	$(22,929)	$567,969
Stockholders’ (deficit) equity:
Capital stock	—	—	—	—	—	1,036	—	—	1,036
Paid in capital	1,489,555	97,019	433,036	(530,055)	1,489,555	1,477,261	8,347	(1,497,902)	1,477,261
Retained earnings	(875,029)	909	81,409	(82,318)	(875,029)	(885,986)	4,597	870,432	(885,986)

	$614,526	$97,928	$514,445	$(612,373)	$614,526	$592,311	$12,944	$(627,470)	$592,311

Total liabilities and stockholders’ (deficit) equity	$1,606,739	$98,258	$528,239	$(1,188,889)	$1,044,347	$723,735	$42,597	$(650,399)	$1,160,280

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2001

(IN THOUSANDS)

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non-guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non-guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$(4,019)	$10	$66,377	$—	$62,368	$119,264	$865	$—	$182,497
Short-term investments	3,657	—	6,639	—	10,296	18,059	—	—	28,355
Restricted investments	44,861	—	—	—	44,861	—	—	—	44,861
Accounts receivable, net	478	—	—	—	478	—	—	—	478
Due from related parties	—	—	—	—	—	—	—	—	—
Due from subsidiaries / affiliates	46,255	17,219	269,340	$(332,814)	—	34,394	551	(34,945)	—
Prepaid and other current assets	15,271	—	—	—	15,271	—	449	—	15,720

Total current assets	$106,503	$17,229	$342,356	$(332,814)	$133,274	$171,717	$1,865	$(34,945)	$271,911
Restricted investments, net of current portion	22,943	2,930	—	—	25,873	—	5,514	(3,489)	27,898
System under construction	18,597	—	—	—	18,597	36,459	—	—	55,056
Property and equipment, net	798,399	89,369	—	—	887,768	—	34,370	11	922,149
Investment in subsidiary/affiliates	568,722	—	—	(568,722)	—	844,644	—	(844,644)	—
DARS license & intangibles, net	11,167	—	144,040	—	155,207	—	—	—	155,207
Goodwill, net	11,461	—	—	—	11,461	—	—	—	11,461
Other assets, net	9,182	—	—	—	9,182	2,856	526	(43)	12,521

Total assets	$1,546,974	$109,528	$486,396	$(901,536)	$1,241,362	$1,055,676	$42,275	$(883,110)	$1,456,203

Current liabilities:
Accounts payable	$34,326	$—	$—	$982	$35,308	$901	$350	$—	$36,559
Accrued expenses	343,056	13,326	31,620	(356,964)	31,038	11,365	1,531	(13,296)	30,638
Current portion of long-term debt	1,530	—	—	—	1,530	—	380	—	1,910
Due to related parties	18,215	7,685	—	—	25,900	519	—	(367)	26,052
Accrued interest	13,486	—	—	—	13,486	2,183	—	(5)	15,664
Deferred revenue	1,055	—	—	—	1,055	—	—	—	1,055

Total current liabilities	$411,668	$21,011	$31,620	$(355,982)	$108,317	$14,968	$2,261	$(13,668)	$111,878
Long term debt, net of current portion	268,934	—	—	—	268,934	114,057	28,529	—	411,520
Due to related parties, net of current portion	—	—	—	—	—	—	—	—	—
Deferred revenue, net of current portion	—	—	—	—	—	—	—	—	—
Other non-current liabilities	10,918	—	—	(2,261)	8,657	—	724	(3,227)	6,154

Total liabilities	$691,520	$21,011	$31,620	$(358,243)	$385,908	$129,025	$31,514	$(16,895)	$529,552
Stockholders’ (deficit) equity	—	—	—	—	—	—	—	—	—
Capital stock	—	—	—	—	—	864	—	—	864
Paid in capital	1,238,898	85,459	428,053	(513,512)	1,238,898	1,316,761	8,348	(1,247,246)	1,316,761
Retained earnings	(383,444)	3,058	26,723	(29,781)	(383,444)	(390,974)	2,413	381,031	(390,974)

	$855,454	$88,517	$454,776	$(543,293)	$855,454	$926,651	$10,761	$(866,215)	$926,651

Total liabilities and stockholders’ (deficit) equity	$1,546,974	$109,528	$486,396	$(901,536)	$1,241,362	$1,055,676	$42,275	$(883,110)	$1,456,203

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2000

(IN THOUSANDS)

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non-guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non-guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$203,181	$10	$—	$—	$203,191	$21,712	$—	$—	$224,903
Short-term investments	—	—	—	—	—	—	—	—	—
Restricted investments	45,585	—	—	—	45,585	—	—	—	45,585
Accounts receivable, net	—	—	—	—	—	—	—	—	—
Due from related parties	—	—	—	—	—	—	—	—	—
Due from subsidiaries/affiliates	258,046	323	621	(258,990)	—	(961)	—	961	—
Prepaid and other current assets	8,815	—	—	—	8,815	—	—	—	8,815

Total current assets	$515,627	$333	$621	$(258,990)	$257,591	$20,751	$—	$961	$279,303
Restricted investments, net of current portion	65,889	49,692	—	—	115,581	—	—	—	115,581
System under construction	778,357	—	7,802	—	786,159	28,857	—	—	815,016
Property and equipment, net	50,052	—	—	—	50,052	—	—	—	50,052
Investment in subsidiary/affiliates	—	—	—	—	—	850,611	—	(850,611)	—
DARS license & intangibles, net	—	—	—	—	—	—	—	—	—
Goodwill, net	12,376	—	—	11,625	24,001	—	—	—	24,001
Other assets, net	9,133	—	—	—	9,133	132	—	—	9,265

Total assets	$1,431,434	$50,025	$8,423	$(247,365)	$1,242,517	$900,351	$—	$(849,650)	$1,293,218

Current liabilities:
Accounts payable	$31,706	$—	$—	$—	$31,706	$97	$—	$(10)	31,793
Accrued expenses	204,992	—	—	—	6,030	—	—	9	6,039
Current portion of long-term debt	556	—	—	—	556	—	—	—	556
Due to related parties	15,366	—	—	—	15,366	(55,783)	—	55,846	15,429
Accrued interest	13,420	—	—	(23)	13,397	—	—	—	13,397
Deferred revenue	—	—	—	—	—	—	—	—	—

Total current liabilities	$266,040	$49,770	$8,423	$(257,178)	$67,055	$(55,601)	$—	$55,760	$67,214
Long-term debt	262,665	—	—	—	262,665	—	—	—	262,665
Due to related parties, net of current portion	—	—	—	—	—	—	—	—	—
Deferred revenue, and of current portion	—	—	—	—	—	—	—	—	—
Other non-current liabilities	(2,681)	—	—	10,068	7,387	—	—	—	7,387

Total liabilities	$526,024	$49,770	$8,423	$(247,110)	$337,107	$(55,601)	$—	$55,760	$337,266

Stockholders’ (deficit) equity:
Capital stock	—	—	—	—	—	626	—	—	626
Paid in capital	1,004,879	—	—	—	1,004,879	1,061,921	—	(1,004,879)	1,061,921
Retained earnings	(99,469)	255	—	(255)	(99,469)	(106,596)	—	99,469	(106,595)

	$905,410	$255	$—	$(255)	$905,410	$955,952	$—	$(905,410)	$955,952

Total liabilities and stockholders’ (deficit) equity	$1,431,434	$50,025	$8,423	$(247,365)	$1,242,517	$900,351	$—	$(849,650)	$1,293,218

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2002

(IN THOUSANDS)

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non-guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non-guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue
Subscriber revenue	$16,828	$—	$757	$—	$17,585	$—	$—	$—	$17,585
Net ad sales revenue	2,333	—	—	—	2,333	—	—	—	2,333
Royalties & other	263	—	—	—	263	—	—	—	263
Intercompany revenue	—	9,802	2,946	(12,748)	—	—	7,337	(7,337)	—

Total revenue	$19,424	$9,802	$3,703	$(12,748)	$20,181	$—	$7,337	$(7,337)	$ 20,181

Operating expenses
Revenue share & royalties	$11,275	$—	$1,679	$—	$12,954	$—	$—	$—	$12,954
Customer care & billing	15,614	—	13	—	15,627	—	—	—	15,627
Satellite & terrestrial	57,415	151	—	(12,748)	44,818	—	—	—	44,818
Broadcast & operations	23,950	—	—	—	23,950	—	533	$(4,632)	19,851
Programming & content	25,379	—	—	—	25,379	—	—	—	25,379

Cost of revenue	$133,633	$151	$1,692	$(12,748)	$122,728	$—	$533	$(4,632)	$118,629
Research & development	10,843	—	—	—	10,843	—	—	—	10,843
General & administrative	27,777	—	—	—	27,777	106	2	(1,437)	26,448
Marketing & ad sales	172,992	—	—	—	172,992	—	—	—	172,992
Impairment of goodwill	11,461	—	—	—	11,461	—	—	—	11,461
Depreciation & amortization	104,634	12,568	—	—	117,202	—	1,386	—	118,588

Total operating expenses	$461,340	$12,719	$1,692	$(12,748)	$463,003	$106	$1,921	$(6,069)	$458,961

Operating income/(loss)	$(441,916)	$(2,917)	$2,011	$—	$(442,822)	$(106)	$5,416	$(1,268)	$(438,780)

Other income (expense)
Interest income	$2,427	$252	$52,989	$(53,047)	$2,621	$2,435	$55	$—	$5,111
Interest expense	(104,642)	(217)	(225)	53,047	(52,037)	(8,888)	(2,648)	—	(63,573)
Other income (expense)	52,548	(62)	(91)	(51,742)	653	(488,453)	(639)	490,669	2,230

Net loss	$(491,583)	$(2,944)	$54,684	$(51,742)	$(491,585)	$(495,012)	$2,184	$489,401	$(495,012)

(certain totals may not add due to the effects of rounding)

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2001

(IN THOUSANDS)

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non-guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non-guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue
Subscriber revenue	$246	$—	$—	$—	$246	$—	$—	$—	$246
Net ad sales revenue	251	—	—	—	251	—	—	—	251
Royalties & other	36	3,849	88	(3,937)	36	—	—	—	36
Intercompany revenue	—	—	—	—	—	—	2,487	(2,487)	—

Total revenue	$533	$3,849	$88	$(3,937)	$533	$—	$2,487	$(2,487)	$533

Operating expenses
Revenue share & royalties	$687	$—	$—	$—	$687	$—	$—	$—	$687
Customer care & billing	5,720	—	—	—	5,720	—	—	—	5,720
Satellite & terrestrial	66,576	2	—	(3,937)	62,641	—	—	—	62,641
Broadcast & operations	22,488	—	—	—	22,488	—	365	$(1,812)	21,041
Programming & content	17,649	—	—	—	17,649	—	—	—	17,649

Cost of revenue	$113,120	$2	$—	$(3,937)	$109,185	$—	$365	$(1,812)	$107,738

Research & development	13,689	—	—	—	13,689	—	—	—	13,689
General & administrative	20,908	—	—	—	20,908	260	—	—	21,168
Marketing & ad sales	96,884	—	—	—	96,884	—	—	—	96,884
Impairment of goodwill	—	—	—	—	—	—	—	—	—
Depreciation & amortization	37,865	2,086	2,229	—	42,180	—	480	—	42,660

Total operating expenses	$282,466	$2,088	$2,229	$(3,937)	$282,846	$260	$845	$(1,812)	$282,139

Operating income/(loss)	$(281,933)	$1,761	$(2,141)	$—	$(282,313)	$(260)	$1,642	$(675)	$(281,606)

Other income (expense)
Interest income	$6,053	$1,342	$28,885	$(22,178)	$14,102	$1,061	$35	$—	$15,198
Interest expense	(37,333)	—	—	22,178	(15,157)	(2,357)	(617)	—	(18,131)
Other income (expense)	29,237	(300)	(20)	(29,526)	(607)	(281,539)	1,352	280,953	160

Net loss	$(283,976)	$2,803	$26,724	$(29,526)	$(283,975)	$(283,095)	$2,413	$280,278	$(284,379)

(certain totals may not add due to the effects of rounding)

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2000

(IN THOUSANDS)

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non-guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non-guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue
Subscriber revenue	$—	$—	$—	$—	$—	$—	$—	$—	$—
Net ad sales revenue	—	—	—	—	—	—	—	—	—
Royalties & other	—	—	—	—	—	—	—	—	—

Total revenue	$—	$—	$—	$—	$—	$—	$—	$—	$—

Operating expenses
Revenue share & royalties	$—	$—	$—	$—	$—	$—	$—	$—	$—
Customer care & billing	699	—	—	—	699	—	—	—	699
Satellite & terrestrial	8,104	—	—	—	8,104	—	—	—	8,104
Broadcast & operations	19,570	—	—	—	19,570	—	—	—	19,570
Programming & content	4,025	—	—	—	4,025	—	—	—	4,025

Cost of revenue	$32,398	$—	$—	$—	$32,398	$—	$—	$—	$32,398

Research & development	11,948	—	—	—	11,948	—	—	—	11,948
General & administrative	16,960	—	—	—	16,960	352	—	—	17,312
Marketing & ad sales	14,248	—	—	—	14,248	—	—	—	14,248
Impairment of goodwill	—	—	—	—	—	—	—	—	—
Depreciation & amortization	3,573	—	—	—	3,573	—	—	—	3,573

Total operating expenses	$79,127	$—	$—	$—	$79,127	$352	$—	$—	$79,479

Operating income/(loss)	$(79,127)	$—	$—	$—	$(79,127)	$(352)	$—	$—	$(79,479)

Other income (expense)
Interest income	$26,945	$255	$—	$—	$27,200	$406	$—	$—	$27,606
Interest expense	—	—	—	—	—	—	—	—	—
Other income (expense)	255	—	—	(255)	—	$(51,927)	—	51,927	—

Net loss	$(51,927)	$255	$—	$(255)	$(51,927)	$(51,873)	$—	$51,927	$(51,873)

(certain totals may not add due to the effects of rounding)

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2002

(IN THOUSANDS)

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non-guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non-guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash used in operating activities	$(285,003)	$2,646	$(567)	$—	$(282,924)	$(13,364)	$1,999	$—	$(294,289)

Cash flows from investing activities:
Purchase of property and equipment	(33,321)	(7,419)	(2)	—	(40,742)	5,118	26	—	(35,598)
Additions to system under construction	(32,813)	—	—	—	(32,813)	—	—	—	(32,813)
Net purchase/maturity of short-term investments	3,657	—	6,639	—	10,296	8,062	—	—	18,358
Net purchase/maturity of restricted investments	41,117	2,930	—	—	44,047	—	1,453	—	45,500

Net cash used in investing activities	$(21,360)	$(4,489)	$6,637	$—	$(19,212)	$13,180	$1,479	$—	$(4,553)

Cash flows from financing activities:
Proceeds from sale of common stock and capital contribution	249,150	11,559	4,983	(16,542)	249,150	(159,074)	(2,738)	71,736	159,074
Other financing activities	70,236	(9,567)	(77,211)	16,542	—	69,136	117	(71,736)	(2,483)
Payments on capital lease obligations and mortgage	(2,440)	—	—	—	(2,440)	(335)	—	—	(2,775)
Payments for deferred financing costs	(216)	—	—	—	(216)	(4,437)	—	—	(4,653)

Net cash used in financing activities	$316,730	$1,992	$(72,228)	$—	$246,494	$(94,710)	$(2,621)	$—	$149,163

Net increase (decrease) in cash and cash equivalents	10,367	149	(66,158)	—	(55,642)	(94,894)	857	—	(149,679)
Cash and cash equivalents at beginning of period	(4,019)	10	66,377	—	62,368	119,264	865	—	182,497

Cash and cash equivalents at end of period	$6,348	$159	$219	$—	$6,726	$24,370	$1,722	$—	$32,818

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2001

(IN THOUSANDS)

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non-guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non-guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash used in operating activities	$(249,211)	$12,797	$26,724	$—	$(209,690)	$2,290	$4,352	$—	$(203,048)

Cash flows from investing activities:
Purchase of equipment & system under construction	(10,461)	(11,024)	(136,238)	—	(157,723)	(8,268)	(34,850)	—	(200,841)
Net purchase/maturity of short-term investments	46,956	—	(6,639)	—	40,317	(68,672)	—	—	(28,355)
Net purchase/maturity of restricted investments	(56,373)	46,762	—	—	(9,611)	22,960	(5,514)	—	7,835

Net cash used in investing activities	$(19,878)	$35,738	$(142,877)	$—	$(127,017)	$(53,980)	$(40,364)	$—	$(221,361)

Cash flows from financing activities:
Proceeds from sale of common stock and capital contribution	195,884	—	—	—	195,884	199,219	8,348	(204,232)	199,219
Other financing activities	(133,995)	(48,535)	182,530	—	—	(238,977)	28,529	204,232	(6,216)
Proceeds from issuance of debt & convertible securities	$—	$—	$—	$—	$—	$189,000	—	$—	$189,000

Net cash used in financing activities	$61,889	$(48,535)	$182,530	$—	$195,884	$149,242	$36,877	$—	$382,003

Net increase (decrease) in cash and cash equivalents	(207,200)	—	66,377	—	(140,823)	97,552	865	—	(42,406)
Cash and cash equivalents at beginning of period	203,181	10	—	—	203,191	21,712	—	—	224,903

Cash and cash equivalents at end of period	$(4,019)	$10	$66,377	$—	$62,368	$119,264	$865	$—	$182,497

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2000

(IN THOUSANDS)

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non-guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non-guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash used in operating activities	$(37,771)	$255	$—	$—	$(37,516)	$69	$—	$—	$(37,447)

Cash flows from investing activities:
Purchase of property and equipment	(41,925)	—	—	—	(41,925)	—	—	—	(41,925)
Additions to system under construction	(424,342)	—	—	—	(424,342)	—	—	—	(424,342)
Net purchase/maturity of short-term investments	69,472	—	—	—	69,472	—	—	—	69,472
Net purchase/maturity of restricted investments	(106,338)	—	—	—	(106,338)	—	—	—	(106,338)
Other investing activities	1,226	(49,692)	(7,802)	—	(56,268)	—	—	—	(56,268)

Net cash used in investing activities	$(501,907)	$(49,692)	$(7,802)	$—	$(559,401)	$—	$—	$—	$(559,401)

Cash flows from financing activities:
Proceeds from sale of common stock and capital contribution	499,490	—	—	—	499,490	520,064	—	(499,490)	520,064
Proceeds from issuance of 14% secured notes and warrants	259,353	—	—	—	259,353	—	—	—	259,353
Other financing activities	(57,249)	49,447	7,802	—	—	(499,490)	—	499,490	—
Payments for deferred financing costs	(8,365)	—	—	—	(8,365)	—	—	—	(8,365)

Net cash used in investing activities	$693,229	$49,447	$7,802	$—	$750,478	$20,574	$—	$—	$771,053

Net increase (decrease) in cash and cash equivalents	153,551	10	—	—	153,561	20,644	—	—	174,205
Cash and cash equivalents at beginning of period	49,630	—	—	—	49,630	1,068	—	—	50,698

Cash and cash equivalents at end of period	$203,181	$10	$—	$—	$203,191	$21,712	$—	$—	$224,903

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

XM SATELLITE RADIO INC., SUBSIDARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(IN THOUSANDS)

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non-guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non-guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Balance at January 1, 2000	$455,104	$—	$—	$—	$455,104	$485,017	$—	$(455,104)	$485,017
Capital stock issuances	—	—	—	—	—	520,065	—	—	520,065
Contributions to paid-in capital	499,490	—	—	—	499,490	—	—	(499,490)	—
Non-cash stock compensation	2,743	—	—	—	2,743	2,743	—	(2,743)	2,743
Net Loss	(51,927)	255	—	(255)	(51,927)	(51,873)	—	51,927	(51,873)

Balance at December 31, 2000	$905,410	255	—	(255)	905,410	955,952	—	(905,410)	955,952

Capital stock issuances	$—	—	—	—	—	250,211	—	—	250,211
Contributions to paid-in capital	196,249	85,459	428,053	(513,512)	196,249	—	8,348	(204,597)	—
Transfer of satellite bus to Parent	(35,321)	—	—	—	(35,321)	—	—	35,321	—
Funds received for transfer of satellite bus	31,600	—	—	—	31,600	—	—	(31,600)	—
Contribution of fixed assets from Parent	36,624	—	—	—	36,624	—	—	(36,624)	—
Non-cash stock compensation	4,867	—	—	—	4,867	4,867	—	(4,867)	4,867
Net Loss	(283,975)	2,803	26,723	(29,526)	(283,975)	(284,379)	2,413	281,562	(284,379)

Balance at December 31, 2001	$855,454	88,517	454,776	(543,293)	855,454	926,651	10,761	(866,215)	926,651

Capital stock issuances	$—	$—	$—	$—	—	159,165	(1)	1	159,165
Contributions to paid-in capital	249,150	12,355	4,983	(17,338)	249,150	—	—	(249,150)	—
Non-cash stock compensation	1,507	—	—	—	1,507	1,507	—	(1,507)	1,507
Net Loss	(491,585)	(2,944)	54,686	(51,742)	(491,585)	(495,012)	2,184	489,401	(495,012)

Balance at December 31, 2002	$614,526	$97,928	$514,445	$(612,373)	$614,526	$592,311	$12,944	$(627,470)	$592,311

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2002 AND 2001

(18)  Quarterly Data (Unaudited, in thousands)

	2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$1,785	$3,839	$5,552	$9,005
Operating loss	(101,294)	(104,986)	(96,559)	(139,983)
Loss before income taxes	(111,633)	(116,654)	(109,033)	(154,265)

The operating loss during the 4th quarter of 2002 of $140.9 million includes an impairment charge of $11.5 million as fully described in note 4. In addition, the operating loss includes a charge of $8.0 million as a result of completion of negotiation for performance rights royalities, which includes the period from commencement of commercial operations.

	2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$—	$—	$1	$532
Operating loss	(41,966)	(41,837)	(62,286)	(136,224)
Loss before income taxes	(37,222)	(38,446)	(64,407)	(143,900)

	2000
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$—	$—	$—	$—
Operating loss	(16,853)	(13,836)	(28,102)	(20,336)
Loss before income taxes	(12,710)	(4,996)	(20,422)	(13,799)

INDEPENDENT AUDITORS’ REPORT

ON CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

The Board of Directors

XM Satellite Radio Inc.:

Under date of March 27, 2003, we reported on the consolidated balance sheets of XM Satellite Radio Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2002, which are included in the XM Satellite Radio Inc. and subsidiaries annual report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The audit report on the consolidated financial statements of XM Satellite Radio Inc. and subsidiaries referred to above contains an explanatory paragraph that states that the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/    KPMG LLP

McLean, VA

March 27, 2003

Schedule I—Valuation And Qualifying Accounts

(in thousands)

Description	Balance January 1	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs/ Payments/ Other	Balance December 31
Year Ended December 31, 2000
Allowance for doubtful accounts	$—	—	—	—	$—
Deferred Tax Assets—Valuation Allowance	$1,590	20,482	—	—	$22,072
Accrued network optimization expenses	$—	—	—	—	$—

Year Ended December 31, 2001
Allowance for doubtful accounts	$—	10	—	—	$10
Deferred Tax Assets—Valuation Allowance	$22,072	109,964	—	—	$132,036
Accrued network optimization expenses	$—	8,595	—	—	$8,595

Year Ended December 31, 2002
Allowance for doubtful accounts	10	493	––	(262)	241
Deferred Tax Assets—Valuation Allowance	$132,036	191,933	—	—	323,969
Accrued network optimization expenses	$8,595	2,201	––	(8,595)	2,201