Form 10-Q
period 2003-03-31
XM SATELLITE RADIO INC
filed 2003-05-15
CIK 1116317

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2003

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

Yes    ☒        No    ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐        No     ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of March 31, 2003)

COMMON STOCK, $0.10 PAR VALUE	125 SHARES
(all of which are issued to XM Satellite
Radio Holdings Inc.)

XM SATELLITE RADIO INC. AND SUBSIDIARIES

i

EXPLANATORY NOTE

This quarterly report is filed by XM Satellite Radio Inc. (“XM”).  Unless the context requires otherwise, the terms “we,” “our” and “us” refer to XM and its subsidiaries.  XM is a wholly-owned subsidiary of XM Satellite Radio Holdings Inc. (“Holdings”), which is separately filing a quarterly report with the SEC.

This quarterly report and all other reports and amendments filed by us with the SEC can be accessed, free of charge, through our website at http://www.xmradio.com/investor/investor_financial_and_company.html on the same day that they are electronically filed with the SEC.

PART I: FINANCIAL INFORMATION

Item 1:    Financial Statements

XM SATELLITE RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Month Periods ended March 31, 2003 and March 31, 2002

	March 31, 2003	March 31, 2002
	(in thousands)

Revenue:
Subscriber revenue	$11,885	$1,389
Equipment revenue	592	—
Net ad sales revenue	448	391
Royalties & other	127	5

Total revenue	13,052	1,785

Operating expenses:
Cost of revenue (excludes depreciation & amortization, shown below):
Revenue share & royalties	3,883	612
Cost of equipment	1,113	—
Ad sales	437	167
Customer care and billing operations	4,842	2,487
Satellite & terrestrial	12,571	10,478
Broadcast & operations	6,504	5,409
Programming & content	4,787	6,024

Cost of revenue	34,137	25,177

Research & development (excludes depreciation and amortization, shown below)	2,467	2,324
General & administrative (excludes depreciation and amortization, shown below)	8,805	5,323
Marketing (excludes depreciation and amortization, shown below)	35,611	46,330
Depreciation & amortization	39,414	22,140

Total operating expenses	120,434	101,294

Operating loss	(107,382)	(99,509)
Other income (expense):
Interest income	42	960
Interest expense	(21,340)	(12,983)
Other income (expense)	(2,316)	(101)

Net loss	(130,996)	(111,633)

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2003 and December 31, 2002

	March 31, 2003	December 31, 2002
	(in thousands, except share data)

ASSETS

Current assets:
Cash and cash equivalents	$8,625	$6,726
Restricted investments	7,278	25,014
Accounts receivable, net of allowance for doubtful accounts of $330 and $241	4,044	3,756
Due from related parties	205,150	1,478
Related party prepaid expenses	22,261	—
Prepaid and other current assets	12,862	10,362

Total current assets

260,220

47,336

Other Assets:
Restricted investments, net of current portion	1,611	1,673

System under construction

18,558

18,558

Property and equipment, net of accumulated depreciation and amortization of $195,245 and $156,400	777,392	814,966
DARS license	141,200	144,042
Intangibles, net of accumulated amortization of $3,483 and $3,172	9,379	9,690
Deferred financing fees, net of accumulated amortization of $4,236 and $2,474	44,115	6,749
Related party prepaid expenses, net of current portion	61,216	—
Prepaid and other assets, net of current portion	1,888	1,333

Total assets	$1,315,579	$1,044,347

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$29,431	$36,142
Accrued expenses	37,056	51,922
Accrued network optimization expenses	4,453	2,201
Current portion of long-term debt	8,346	3,408
Due to related parties	6,664	13,410
Accrued interest	2,702	14,286
Deferred revenue	12,892	9,925
Total current liabilities	101,544	131,294

Related party long-term debt, net of current portion	102,592	—
Long-term debt, net of current portion	344,581	270,347
Due to related parties, net of current portion	12,679	10,618
Deferred revenue, net of current portion	3,369	2,372
Other non-current liabilities	15,767	15,190

Total liabilities	$580,532	$429,821

Stockholder’s equity:
Common stock, par value $0.10; 3,000 shares authorized, 125 shares issued and outstanding	—	—
Additional paid-in capital	1,741,072	1,489,555
Accumulated deficit	(1,006,025)	(875,029)

Total stockholder’s equity	735,047	614,526

Commitments and contingencies Total liabilities and stockholder’s equity	$1,315,579	$1,044,347

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three-Month Periods ended March 31, 2003 and 2002

	March 31, 2003	March 31, 2002
	(in thousands)
Cash flows from operating activities:
Net loss	$(130,996)	$(111,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	208	32
Ad sales barter revenue	(13)	—
Depreciation and amortization	39,414	22,457
Accretion of interest	5,290	—
Loss on disposal of computer software	464	—
Non-cash loss on conversion of 14% senior secured notes	2,212	—
Amortization of deferred financing fees and debt discount	3,515	1,049
Non-cash stock-based compensation	2,971	637
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(496)	(638)
(Increase) decrease in due from related parties	253	—
(Increase) decrease in prepaid and other current assets	(2,487)	(1,679)
(Increase) decrease in long-term prepaids and other assets	(554)	101
Increase (decrease) in accounts payable and accrued expenses	1,009	4,141
Increase (decrease) in amounts due to related parties	880	(6,550)
Increase (decrease) in deferred revenue	3,964	—
Increase (decrease) in accrued interest	(11,584)	(11,092)

Net cash used in operating activities	(85,950)	(103,175)

Cash flows from investing activities:
Purchase of property and equipment	(2,173)	(1,399)
Additions to system under construction	—	(7,248)
Net purchase/maturity of restricted investments	22,750	22,750
Other investing activities	(4,952)	7,272

Net cash used in investing activities	15,625	21,375

Cash flows from financing activities:
Proceeds from sale of common stock and capital contribution	73,031	—
Capital contribution from Parent through transfer of liabilities	—	19,999
Payment on capital lease obligations	(807)	(567)
Payments for deferred financing costs	—	—

Net cash provided by financing activities	72,224	19,432

Net increase (decrease) in cash and cash equivalents	1,899	(62,368)
Cash and cash equivalents at beginning of period	6,726	62,368

Cash and cash equivalents at end of period	$8,625	$—

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)   Nature of Business

XM Satellite Radio Inc. (the “Company”), was incorporated on December 15, 1992 in the State of Delaware for the purpose of operating a digital audio radio service (“DARS”) under a license from the Federal Communications Commission (“FCC”).  XM Satellite Radio Holdings Inc. (the “Parent”) was formed as a holding company for XMSR on May 16, 1997.  In 2001, the Company’s satellites, “Rock” and “Roll,” were successfully launched on March 18, 2001 and May 8, 2001, respectively.  The Company commenced commercial operations in two markets on September 25, 2001 and completed its national rollout on November 12, 2001.

(2)  Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of XM Satellite Radio Inc. and its subsidiaries.  All significant intercompany transactions and accounts have been eliminated.

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the consolidated financial position of XM Satellite Radio Inc. and its subsidiaries as of March 31, 2003 and December 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year.  The accompanying financial statements are unaudited and should be read in conjunction with the Company’s 2002 consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K.  Certain reclassifications have been made to prior-period amounts to conform with the 2003 presentation, including the reclassification of ad sales expense and certain revenue share payments to cost of revenue.

(3)  Stock-Based Compensation

At March 31, 2003, the Company had two stock-based employee compensation plans.  The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended March 31,
	2003	2002
	(amounts in thousands, except per share data)

Net income (loss) attributable to common stockholders, as reported	$(130,996)	$(111,633)
Add: stock-based employee compensation expense included in net income (loss), net of tax	$—	$89
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards	$(6,063)	$(7,821)

Pro forma net loss	$(137,059)	$(119,365)

(4)  January 2003 Financing

On January 28, 2003, the Company and the Parent completed (1) an exchange of over $300 million of the $325 million aggregate principal amount of outstanding debt issued by the Company, (2) a restructuring of $250 million in payment obligations to General Motors Corporation (“GM”) through 2006, and (3) a private placement resulting in gross proceeds of $225 million.

14% Senior Secured Discount Notes Issued in Exchange

The Company accepted for exchange $300.2 million aggregate principal amount of the previously outstanding $325.0 million of its 14% Senior Secured Notes due 2010.  For each $1,000 principal amount of notes tendered for exchange, the tendering holder received:

•                  $1,459 principal amount at maturity of 14% Senior Secured Discount Notes due 2009 issued by XM Satellite Radio Inc. and guaranteed by XM Satellite Radio Holdings Inc.;

•                  a warrant to purchase 85 shares of the Parent’s Class A common stock at an exercise price of $3.18 per share; and

•                  $70 in cash.

The exercise price of each warrant may be paid either in cash or without the payment of cash by reducing the number of shares of Class A common stock that would be obtainable upon the exercise of a warrant.  The warrants are fully vested and expire December 31, 2009.   The face value of the 14% senior secured discount notes is reduced by a discount of $60,981,000 associated with the fair value of the related warrants.  The fair value was calculated using a Black-Scholes based methodology.  These notes are reported on the Company’s condensed consolidated balance sheet as of March 31, 2003 as follows (in thousands).

Face amount of notes at January 28, 2003	$300,176
Warrant discount at January 28, 2003	(60,981)
Carrying amount at January 28, 2003	239,195
Discount amortization / interest accretion through March 31, 2003	4,156
Extinguishments through March 31, 2003 (see Note 5)	(9,991)
Carrying amount at March 31, 2003	$233,360

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restructuring of GM Obligations

Under certain agreements with General Motors and its subsidiary, OnStar Corporation, the Company and the Parent issued to OnStar a 10% Senior Secured Convertible Note due December 31, 2009 with an aggregate principal amount of $89 million in lieu of the Company’s obligation to make $115 million in guaranteed payments from 2003 to 2006 under the distribution agreement with OnStar Corporation.  The Company and the Parent entered into a $100 million credit facility with General Motors and the Parent issued a warrant to General Motors to purchase 10 million shares of Class A common stock at an exercise price of $3.18 per share.  The warrant is fully vested and expires after five years.  The Company determined that the fair value of the warrant was $25.2 million and the unamortized amount is included in deferred financing fees on the Company's condensed consolidated balance sheet as of March 31, 2003.  The fair value of the warrant was calculated using a Black-Scholes based methodology.  The note issued to OnStar is convertible and the warrant exercisable only to the extent General Motors would not beneficially own more than 19.9% of the Parent’s Class A common stock, unless the Company and General Motors otherwise agree and certain stockholder approvals are obtained.

OnStar will be able to convert the note into shares of Class A common stock pursuant to a vesting schedule so that on each date prior to and including December 31, 2006 that the Company would have been obligated to make scheduled guaranteed payments under the distribution agreement, a pro rata portion of the OnStar note corresponding to the scheduled guaranteed payment will become convertible at the option of OnStar at a conversion price equal to 90% of the fair market value of a share of Class A common stock (calculated as described above) on the date of conversion; provided that, the conversion price will be not less than $5 per share nor greater than $10 per share during 2003, not less than $5 per share nor greater than $15 per share during 2004, and not less than $5 per share nor greater than $20 per share thereafter.

General Motors provided the Company with a $100.0 million Senior Secured Credit Facility, maturing as late as December 2009, that enables us to make monthly draws to finance payments that become due under the Company’s distribution agreement with OnStar Corporation and other GM payments.  The Company and the Parent are co-borrowers under this credit facility.  The outstanding principal amount of all draws will be due December 31, 2009 and bear interest at the applicable 90-day LIBOR rate plus 10%.  The Company and the Parent will be able to make interest payments in shares of Class A common stock having an aggregate fair market value at the time of payment equal to the amount of interest due.  The fair market value will be based on the average daily trading prices of the Class A common stock over the ten business days prior to the day the interest payment is due.  The Company has the option to prepay all draws in whole or in part at any time but will not be able to re-borrow any prepaid amounts.  Beginning in 2005, the Company will be required to prepay the amount of any outstanding advances in an amount equal to the lesser of (i) 50% of the Company’s excess cash and (ii) the amount necessary to prepay the draws in full.  In order to make draws under the credit facility, the Company is required to have a certain minimum number of subscribers that are not originated by GM and a minimum pre-marketing cash flow.

General Motors provided the Company with the ability to make up to $35.0 million in future subscriber bounty payments (“subscriber acquisition payments”) that the Company may owe to OnStar under the distribution agreement in shares of Class A common stock, valued at fair market value at the time of payment.

Private Placement of 10% Senior Secured Discount Convertible Notes and Class A Common Stock

The Parent and the Company sold $210.0 million of 10% Senior Secured Discount Convertible Notes due December 31, 2009 to certain institutional and accredited investors, including some of its current investors.  The Company and the Parent are co-obligors on these new investor notes.  At any time, a holder of new investor notes may convert all or part of the accreted value of its notes at a conversion price of $3.18 per share.  The face value of the 10% senior secured discount convertible notes is reduced by a discount of $2,842,000 associated with the fair value of the consideration provided to certain of these investors at the time of issuance.  The face value of these notes is also reduced by a beneficial conversion feature of $68,879,000.  These notes are reported on the Company’s condensed consolidated balance sheet as of March 31, 2003 as follows (in thousands):

Face amount of notes at January 28, 2003	$210,000
Discount at January 28, 2003	(2,842)
Beneficial conversion feature at January 28, 2003	(68,879)
Carrying amount at January 28, 2003	138,279
Discount amortization / interest accretion through March 31, 2003	3,766
Carrying amount at March 31, 2003	$142,045

The Company is not able to prepay or redeem the new investor notes.  Beginning four years after the issuance of the new investor notes, the Company will be able to convert all, but not less than all of the notes at the conversion price if: (i) shares of the Parent’s Class A common stock have traded on the Nasdaq National Market or a national securities exchange for the previous 30 trading days at 200% of the conversion price, (ii) the Company reported earnings before interest income and expense, other income, taxes, depreciation (including amounts related to research and development) and amortization greater than $0 for the immediately preceding quarterly period for which the Company reports its financial results, (iii)

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

immediately following such conversion, the aggregate amount of the Parent’s and its subsidiaries’ indebtedness is less than $250 million, and (iv) no shares of the Parent’s Series C preferred stock remain outstanding.

The Parent also sold $15.0 million of its Class A common stock at a per share purchase price of $2.70 to a private investor and issued a warrant to purchase 900,000 shares of its Class A common stock at an exercise price of $3.18 per share to R. Steven Hicks, who joined the Company’s board of directors in connection with these transactions.  This warrant was valued at $2.3 million using a Black-Scholes based methodology, and the unamortized amount is included in deferred financing fees on the condensed consolidated balance sheet as of March 31, 2003.

The proceeds of the January 2003 financing transactions are held at the Parent and will be used to fund the operations of the Company on an as-needed basis.

(5)           Other Equity Issuances

In February and March 2003, the Parent issued 4,527,947 shares of Class A common stock for gross proceeds of $19.6 million under its Direct Stock Purchase Program (DSPP).

Concurrent with the funds raised through the DSPP in February and March 2003, the Parent entered into agreements with certain holders of its notes to exchange $38.9 million carrying value, or $46.1 million fully accreted face value at maturity, of their notes, for $6.7 million in cash consideration and 4,352,375 shares of Class A common stock.  The Parent recorded a gain of $3.6 million from these debt extinguishments in other income on the condensed consolidated statement of operations for the three months ended March 31, 2003.  Also concurrent with the funds raised through the DSPP in February and March 2003, the Parent entered into agreements with certain holders of its 8.25% Series B convertible redeemable preferred stock to exchange $12.3 million in shares of Series B preferred stock for $5.0 million in cash consideration.  The Parent recorded an increase of $7.3 million in additional paid in capital on the condensed consolidated balance sheet as of March 31, 2003 from the exchange of this preferred stock.  Additionally, the Parent entered into agreements with certain holders of Class A common stock warrants to exchange 28,145 warrants convertible into 2,392,325 shares of Class A common stock for 1,669,400 shares of common stock.

In April 2003, the Parent issued 4,880,847 shares of Class A common stock for gross proceeds of $30.4 million under its DSPP.  Concurrent with the funds raised through the DSPP in April 2003, in April 2003 and through May 6, 2003, the Parent entered into agreements with certain holders of its notes to exchange $49.5 million carrying value, or $70.9 million fully accreted face value at maturity, of their notes for 5,775,000 shares of Class A common stock.  The Parent will record a loss of approximately $18.9 million from the extinguishment of these notes during the second quarter of 2003.  Also concurrent with the funds raised through the DSPP in April 2003, the Parent entered into agreements with certain holders of its 8.25% Series B convertible redeemable preferred stock to exchange $7.4 million in shares of Series B preferred stock for $5.2 million in cash consideration.  Additionally, the Parent entered into agreements with certain holders of Class A common stock warrants to exchange 15,000 warrants convertible into 1,275,000 shares of Class A common stock for 978,000 shares of common stock.

The proceeds from these issuances will be used to fund the operations of the Company.

(6)  Long-Term Debt

Long-term debt at March 31, 2003 and December 31, 2002 consisted of the following (in thousands):

	March 31, 2003	December 31, 2002

14% senior secured notes — original issue due 2010	$22,824	$325,000
14% senior secured notes due 2009	284,263	—
Add: accretion of interest on 14% senior secured notes	1,615	—
Less: unamortized discount on both issuances of 14% senior secured notes	(108,897)	(57,102)
10% senior secured discount convertible notes	210,000	—
Add: accretion of interest on 10% senior secured discount convertible notes	3,675	—
Less: unamortized discount on 10% senior secured discount convertible notes	(71,630)	—
Notes payable	6,027	—
Related party notes	102,592	—
Capital leases	5,050	5,857
Total debt	$455,519	$273,755
Less current installments	(8,346)	(3,408)

Long-term debt, excluding current installments	$447,173	$270,347

(a) 14% Senior Secured Notes

On March 15, 2000, the Company closed a private placement of 325,000 units, each unit consisting of $1,000 principal amount of 14%

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

senior secured notes due 2010 of XMSR and one warrant to purchase 8.024815 shares of the Parent’s Class A common stock at a price of $49.50 per share. The Company realized net proceeds of $191,500,000, excluding $123,000,000 used to acquire securities that will be used to pay interest payments due under the notes for the first three years. The $325,000,000 face value of the notes was offset by a discount of $65,746,000 associated with the fair value of the related warrants. In January 2003, the Company completed an exchange of 300,176 14% senior secured notes due 2010 for $437,956,784 principal amount at maturity of 14% senior secured discount notes due 2009, warrants to purchase 25,514,960 shares of the Parent’s Class A common stock at a price of $3.18 per share and $21,012,320 in cash.  The face value of the 14% senior secured discount notes was offset by a discount of $60,981,000 associated with the fair value of the related warrants. See note 5 above for further discussion regarding the exchange of the notes. As of March 31, 2003 and December 31, 2002, the Company had amortized $11,559,000 and $8,644,000 of the discount, respectively.  During the three months ended March 31, 2003, the Company also negotiated the exchange of $2,107,000 carrying value, or $2,000,000 principal amount at maturity, of 14% senior secured notes due 2010 and $15,945,000 carrying value, or $23,267,000 fully accreted face value at maturity, of 14% senior secured discount notes due 2009 by issuing 2,661,500 shares of the Parent's Class A common stock. Subsequent to March 31, 2003 and through May 6, 2003, the Company also negotiated the exchange of $49,536,000 carrying value, or $70,941,000 fully accreted face value at maturity, of 14% senior secured discount notes due 2009 for 5,775,000 shares of the Parent's Class A common stock.  See note 5 above for further discussion regarding these equity exchange transactions.

(b) 10% Senior Secured Discount Convertible Notes

On January 28, 2003, the Company and the Parent sold $210,000,000 of 10% senior secured discount convertible notes due December 31, 2009 to certain institutional and accredited investors, including some of its current investors.  The $210,000,000 face value of the notes was offset by a discount of $2,842,000 associated with the fair value of the consideration provided to certain of these investors at the time of issuance. See note 4 above for further discussion regarding this transaction.  In connection with this transaction, the Company also recognized a beneficial conversion feature of $68,879,000.

(c) Notes Payable

The Company has established notes payable for credit facilities to vendors for the deferral of $6.0 million in amounts owed.  These notes are payable in 2004 and 2005 and accrue interest at 6%.  The Company also issued warrants in connection with these notes.  The fair value of these warrants of $169,000, calculated using a Black-Scholes based methodology, is included in deferred financing fees on the Company's condensed consolidated balance sheet as of March 31, 2003.

(d) Related Party Notes

On January 28, 2003, the Company and the Parent issued to Onstar, a subsidiary of GM, a 10% senior secured convertible note due December 31, 2009 with an aggregate principal amount of $89,042,000 in lieu of XMSR’s obligation to make $115,000,000 in guaranteed payments from 2003 to 2006 under the distribution agreement with Onstar. GM also provided the Company with the ability to make up to

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$35,000,000 in future subscriber acquisition payments that the Company may owe to Onstar under the distribution agreement in shares of the Parent's Class A common stock and provided the Company with a $100,000,000 credit facility agreement.  As of March 31, 2003, the Company has incurred $13,550,000 in subscriber acquisition payments due to Onstar that may be converted into the Parent's Class A common stock.

(7)  Liquidity

The Company is devoting its efforts to market its digital audio radio service and to increase its subscriber base.  This effort involves substantial risk and future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies.  The Company commenced commercial operations in the fourth quarter of 2001 and has accumulated deficit of $1.0 billion.  On January 28, 2003, the Company and the Parent completed a $475 million financing, which included $225 million of new funds (bringing to $1.9 billion the amount of equity and debt raised) and $250 million of payment deferrals and a line of credit.  Following completion of this January 2003 financing, so long as the Company meets the revenue, expense and cash flow projections of our refined business plan, the Company expects to be fully funded and will not need to raise additional financing to continue operations.  The Company's business plan contemplates the use of either insurance proceeds and/or vendor financing to launch replacement satellite(s).  The Company is dependent on the Parent to meet certain of its funding requirements, and the Parent has indicated that it presently intends to fund the Company's ongoing business operations.

(8)  Revenue Recognition

The Company derives revenue primarily from basic and premium subscriber subscription and activation fees as well as advertising.

Subscriber revenue, which is generally billed in advance, consists of (i) fixed charges for service, which are recognized as the service is provided and (ii) non-refundable activation fees that are recognized ratably over the expected 40-month life of the customer relationship.  Direct activation costs are expensed as incurred. Promotions for free or discounted activation or service are treated as a reduction to revenue during the period of the promotion.  Rebates to subscribers are recorded as reductions to revenue when claimed.

The Company recognizes advertising revenue from sales of advertisements to advertisers that are recognized in the period in which the advertisement is broadcast.  Agency fees are presented as a reduction to revenue in the unaudited condensed consolidated statement of operations.  Advertising revenue for the three-months ended March 31, 2003 included advertisements sold in exchange for goods and services (barter) recorded at fair value.  Revenue from barter transactions is recognized when advertisements are broadcast.  Merchandise or services received are charged to expense when received or used. Barter transactions are not significant to the Company’s unaudited condensed consolidated financial statements.

Equipment revenue is recognized at the time of shipment of the equipment.  Royalties are recognized when earned.

 (9)  Related Party Transactions

The Company had the following amounts due from related parties at March 31, 2003 and December 31, 2002 (in thousands):

	March 31, 2003	December 31, 2002

GM	$1,225	$1,478

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company had the following amount as related party prepaid expense at March 31, 2003 and December 31, 2002 (in thousands):

	March 31, 2003	December 31, 2002

GM	$83,477	$—

The Company had the following amounts outstanding to related parties at March 31, 2003 and December 31, 2002 (in thousands):

	March 31, 2003	December 31, 2002

GM	$14,864	$20,908
Hughes	29	58
DIRECTV, Inc.	—	3
Clear Channel	4,450	3,059
	$19,343	$24,028

The Company had the following related party debt at March 31, 2003 and December 31, 2002 (in thousands):

	March 31, 2003	December 31, 2002

GM	$102,592	$—

During November 2002, the Company initiated joint promotional activities with General Motors targeted at new GM car buyers who subscribe to XM service.  During the three months ended March 31, 2003, approximately 54,000 subscribers took advantage of the joint promotion.  In addition, during December 2002, GM purchased XM service for approximately 7,000 of their dealers. These subscribers are included in the Company’s three months subscriber totals. Subscriber revenues earned from related parties are as follows (in thousands):

	March 31, 2003	December 31, 2002

Subscriber revenue	$1,050	$—

The Company has relied upon certain related parties for legal, technical marketing and other services during the three months ended March 31, 2003 and 2002.  Total costs incurred in transactions with related parties are as follows (in thousands):

Three months ended March 31, 2003
GM	Hughes	Clear Channel	Parent

Terrestrial repeater network engineering and manufacturing	$—	$69	—	—	—
Terrestrial repeater site leases	—	—	15	—
Customer care & billing operations	—	—	—	—
Ad sales	—	—	1,834	—
Marketing	18,146	—	1,072	—
General and administrative	—	—	—	—
Broadcast and operations	—	—	—	1,072

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three months ended March 31, 2002
	GM	Hughes	DIRECTV	Clear Channel	LCCI	Motient	Parent

Terrestrial repeater network engineering and manufacturing	$—	$10,927	$—	$—	4,515	$—	—
Terrestrial repeater site leases	—	—	—	12	—	—	—
Customer care & billing operations	8	—	33	—	—	—	—
Ad sales	—	—	—	1,595	—	—	—
Marketing	1,088	—	—	581	—	—	—
General and administrative	—	—	—	—	—	40	—
Broadcast and operations	—	—	—	—	—	—	1,071

(a)  GM

In 1999, the Company established a distribution agreement with GM (see note 10(g)).  Under the terms of the agreement, GM distributes the XM Radio Service in various models of its vehicles.  This agreement was amended in June 2002 and January 2003 (see note 10(g)).

(b)  Hughes

In 1999, the Company entered into a terrestrial repeater manufacturing agreement with Hughes (see note 10 (e)).

(c)  DIRECTV

In 1999, the Company entered into a consulting services agreement with DIRECTV.  The agreement provides for DIRECTV professionals to aid the Company’s efforts in establishing its customer care center and billing operations on a time and materials basis.

(d)  Clear Channel

Pursuant to an operational assistance agreement with Clear Channel Communications, the Company receives programming service.  In addition, in 2000, the Company entered into a sponsorship agreement with SFX Marketing, now Clear Channel Entertainment, to advertise the Company’s service at Clear Channel Entertainment events and venues.  Since 2000, Premiere Radio Networks, a subsidiary of Clear Channel Communications has served as one of the Company’s ad sales representatives.  Under separate agreements, the Company also runs advertisements on a spot and network basis on radio stations owned by Clear Channel Communications.

(e)  LCCI

In 1999, the Company entered into the LCCI Services Contract (see note 10(e)), and LCCI also provides certain ongoing consulting engineering work for the Company relating to the terrestrial repeater network on a time and materials basis.  LCCI ceased to be a related party in 2002.

(f)  Motient

In 1998, the Company entered into an agreement with Motient, in which Motient would provide technical and administrative support relating to the Company’s operations.  Payments for services provided under this agreement were made based on negotiated hourly rates.  Motient ceased to be a related party in 2002.

(g)  Parent

During the three-month period ended March 31, 2003, the Parent provided funding to the Company of $73.0 million and also provided non-cash capital contribution of $32.2 million in deferred financing fees and $68.9 million in discounts associated with the issuance of the Company's 10% senior secured discount convertible notes.  For the three-month period ended March 31, 2003, the Company incurred costs relating to the rental of office space with the Parent of $1,072,000.

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

(c)  Technology Licenses

Effective January 1, 1998, XMSR entered into a technology licensing agreement with Motient and WorldSpace Management Corporation (“WorldSpace MC”) by which as compensation for certain licensed technology then under development to be used in the XM Radio System, XMSR pays certain amounts to WorldSpace MC; $5 million of such amounts have been deferred and are to be paid, plus interest, over the next five years.  The actual amounts to be incurred under this agreement are dependent upon further development of the technology, which is at XMSR’s option.  The agreement includes provisions for sharing certain costs related to the further development of technology and for royalty payments from XMSR to WorldSpace MC.

(d)  Satellite Contract

Under the Company’s satellite contract, Boeing Satellite Systems (“BSS”) delivered two satellites in orbit and is to complete construction of a ground spare satellite.  BSS also provided ground equipment and software used in the XM Radio system and certain launch and operations support services.  The contract also provides for in-orbit incentives to be earned depending on the performance of the in-orbit satellites over their useful lives.  Future payments under the satellite contract could total up to an additional $68,285,000 over the useful lives of the satellites.

On December 5, 2001, the Company and BSS amended the satellite contract so as to permit the deferral of $31,350,000 of payments to be made under the agreement, as well as to provide certain additional rights and obligations of the Company, including the launch of the ground spare satellite on the SeaLaunch launch vehicle should the ground spare satellite be launched between specified dates.  Amounts deferred under the satellite contract include (i) $15,000,000 of the purchase price for the ground spare satellite and (ii) $16,350,000 of in-orbit incentive payments relating to the Company’s two existing satellites, XM “Rock” and XM “Roll.”  Interest will accrue on the $15,000,000 commencing when the ground spare satellite is available for shipment (it is currently being modified to address the solar power anomaly), and the principal of such amount is to be paid on December 5, 2006.  Similarly, the $16,350,000 of incentive payments relating to Rock and Roll has been deferred (with interest payable currently), with the principal amount (to the extent earned) payable on December 5, 2006.  After December 5, 2006, BSS must repay the Company incentive amounts that are not earned on a current basis.  Incentive payment amounts are earned (and expensed through operations) on a daily basis for each day that a satellite meets or exceeds its applicable performance specifications.  Under the amendment, the deferred amounts bear interest at the rate of 8%, compounded annually, and are payable quarterly in arrears.

As of March 31, 2003, the Company had paid approximately $470,803,000 under the satellite contract and had recognized an additional liability of $2,619,000 for in-orbit incentives and related interest.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(e)  Terrestrial Repeater System Contracts

As of March 31, 2003, the Company had incurred aggregate costs of approximately $267,559,000 for its terrestrial repeater system.  These costs covered the capital costs of the design, development and installation of a system of terrestrial repeaters to cover approximately 60 cities and metropolitan areas.  In August 1999, the Company signed a contract with LCCI calling for engineering and site preparation.  As of March 31, 2003, the Company had paid $128,356,000 under this contract.  There are no further payments due under the LCCI contract.  The Company also entered into a contract effective October 22, 1999 with Hughes for the design, development and manufacture of the terrestrial repeaters.  As of March 31, 2003, the Company had paid $113,900,000 under this contract and recorded an additional liability of $29,000.

(f)  Accrued Network Optimization Expenses

At March 31, 2003, the Company had recorded a lease termination accrual of $4,453,000 that represents an estimate of the costs to terminate the remaining 98 leases based on management’s judgment, advice of lease consultants, and on-going negotiations with landlords.  The liability also includes the estimated costs to deconstruct the existing sites, which are based upon quotes from contractors.  This amount could vary significantly from the actual amount incurred, depending primarily on the Company’s ability to negotiate lease termination settlements.  As a result of the planned reduction of the number of terrestrial repeater sites, the Company recognized a charge of $3,393,000 during the three-month period ended March 31, 2003 compared to $0 during the three-month period ended March 31, 2002.

(g)  GM Distribution Agreement

The Company has a long-term distribution agreement with OnStar, a subsidiary of General Motors.  During the term of the agreement, which expires 12 years from the commencement date of the Company’s commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services.  The Company will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-GM vehicles that are sold for use in the United States.  The agreement was amended in June 2002 and January 2003 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of the Company’s commencement of commercial operations, and to provide that the Company may make certain payments to GM in the form of indebtedness or shares of the Parent’s Class A common stock, as described in note 4 above.  The Company’s total cash payment obligations were not increased.  The Company has significant annual, fixed payment obligations to GM.  As a result of the June 2002 amendment, the Company commenced recognizing these fixed payment obligations for the period ending through November 2005, which approximate $63.6 million, on a straight-line basis.  However, due to the January 2003 amendment to the Distribution Agreement and GM’s current roll out plans which demonstrate a likelihood of GM exceeding minimum installation targets, the Company is now prospectively recognizing these fixed payments due through September 2013, which approximate $397.3 million, on a straight-line basis.  The Company issued a 10% Senior Secured Convertible Note due 2009 with an aggregate principal amount of $89,042,387 to OnStar in lieu of making these fixed payments to OnStar for amounts otherwise due in 2003 through 2006.  The Company has recorded $22.3 million of current prepaid expense to related party and $61.2 million of non-current prepaid expense to related party in the condensed consolidated balance sheet at March 31, 2003.

In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to the Company’s service.  The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than 8 million GM vehicles with installed XM radios.  The Company will also make available to GM bandwidth on its system.  As part of the agreement, OnStar provides certain call-center related services directly to XM subscribers who are also OnStar customers and the Company must reimburse OnStar for these XM-related call center services.  The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio’s service.  The agreement is subject to renegotiation if as of November 2005, and at two-year intervals thereafter, GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service, starting with 1,240,000 units by November 2005, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market.  There can be no assurances as to the outcome of any such renegotiations.  General Motors’ exclusivity obligations will discontinue if, by November 2005 and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market.  Prior to 2001, the Company had not incurred any costs under the distribution agreement.  As of March 31, 2003 and 2002, the Company paid $15.7 million and $1.1 million, respectively, and incurred total costs of $49.5 million and $2.4 million, respectively, under the distribution agreement.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(h)  Joint Development Agreement

Under the terms of a joint development agreement with Sirius Radio, the other holder of an FCC satellite radio license, each party is obligated to fund one half of the development cost for a unified standard for satellite radios.  During the three-month periods ended March 31, 2003 and 2002, the Company incurred costs of $35,000 and $0 respectively, in relation to this agreement. The costs related to the joint development agreement are being expensed as incurred in research and development.  The prior arbitration with Sirius has been resolved, with no payment by either side.

(i)  Sales, Marketing and Distribution Agreements

The Company has entered into various joint sales, marketing and distribution agreements.  Under the terms of these agreements, the Company is obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements.  The amount of these operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs.  During the three-month period ended March 31, 2003 and 2002, the Company incurred expenses of $7.6 million and $11.4 million respectively, in relation to these agreements excluding the GM distribution agreement.  The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and revenue increase.

(j)  Programming Agreements

The Company has entered into various programming agreements.  Under the terms of these agreements, the Company is obligated to provide payments to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements.  During the three-month periods ended March 31, 2003 and 2002, the Company incurred expenses of $3.0 million and $6.1 million, respectively, in relation to these agreements.  The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and advertising revenue increase.  The amount of the costs related to these agreements cannot be estimated, but are expected to be substantial future costs.

(k)  Royalty Agreements

The Company has entered into fixed and variable revenue share payment agreements with performance rights organizations that expire as late as 2006.  During the three-month periods ended March 31, 2003 and 2002, the Company incurred expenses of $2.3 million and $156,000, respectively, in relation to these agreements.

(l)  Warrants

Sony Warrant

In February 2000, the Parent issued a warrant to Sony exercisable for shares of the Parent’s Class A common stock.  The warrant will vest at the time that the Company attains its one-millionth customer, and the number of shares underlying the warrant will be determined by the percentage of XM Radios that have a Sony brand name as of the vesting date.  If Sony achieves its maximum performance target, the warrant will be exercisable for 2% of the total number of shares of the Company’s Class A common stock on a fully-diluted basis.  The exercise price of the Sony warrant will equal 105% of fair market value of the Class A common stock on the vesting date, determined based upon the 20-day trailing average.  For the three-month periods ended March 31, 2003 and 2002, the Company recognized $2.5 million and $156,000, respectively, in non-cash compensation expense related to these warrants.

CNBC Warrant

In May 2001, the Parent granted a warrant to purchase 90,000 shares of Class A common stock consisting of three 30,000 share tranches to purchase shares at $26.50 per share, which expire in 11, 12, and 13 years, respectively.  The warrants began to vest on September 25, 2001 when the Company reached its commercial launch and will be vested on September 1, 2002, 2003, and 2004, respectively.  For the three-month periods ended March 31, 2003 and 2002, the Company recognized $131,000 and $269,000, respectively, in non-cash compensation expense related to these warrants.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(m)  Service Providers

The Company has entered into agreements with service providers for customer care functions to subscribers of its service.  Employees of service providers have access to the Company’s customer care systems to establish customer accounts, activate radios, update program and account information and respond to general inquiries from subscribers.  The Company pays its service provider an hourly rate for each customer care representative supporting its subscribers.  During the three-month periods ended March 31, 2003 and 2002, the Company incurred $2.7 million and $1.3 million, respectively, in relation to this agreement.

(10)  Supplemental Cash Flows Disclosures

The Company paid $29,249,000 and $22,932,000 for interest (net of amounts capitalized) during the three-month periods ended March 31, 2003 and 2002, respectively.  Additionally, the Company incurred the following non-cash financing and investing activities (in thousands):

	Three-month periods ending March 31,
	2003	2002

Accrued system milestone payments	$4,943	$21,162
Issuance of note for prepaid expenses	89,042	—
Issuance of notes for accrued expenses	19,577	—
Proceeds of note issuance held at Parent	203,925	—
Deferred financing fees paid by Parent	32,144	—
Discount on debt securities	63,823	—
Conversion of debt to equity in Parent	13,510	—
	$426,964	$21,162

The Parent issued warrants and made cash payments on the Company’s behalf for deferred financing fees and as part of the Company’s debt issuance.  These items are treated as capital contributions and aggregated $32.2 million for deferred financing fees and $68.9 million value allocated to the warrants issued in connection with the Company’s new debt agreements.

(11)  Recent Accounting Pronouncements

The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003, and SFAS 143 does not have a material impact on the financial statements.  The Company’s asset retirement obligations are limited to deconstruction of its terrestrial repeater sites.  SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred.  When a new liability is recorded, the Company will capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies.  SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions.  The Company recorded a loss of $(2.1) million during the three-months ended March 31, 2003 from the early retirement of $17.9 million of principal.  The loss is reported in other income (expense) on the unaudited condensed consolidated statement of operations.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.  This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements.  The disclosures required by SFAS No. 148 are included in note 3 to these condensed consolidated financial statements.

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

(12)  Condensed Consolidating Financial Information

The Company has certain series of debt securities outstanding that are guaranteed by the Parent and by the Company’s subsidiary, XM Equipment Leasing LLC, which owns certain terrestrial repeaters. Accordingly, the Company provides the following condensed consolidating financial information.

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2003

	XM Satellite Radio Inc	XM Equipment Leasing LLC	XMSR Non-Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc	XM Holdings Non-Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc

Revenue:
Subscriber revenue	$11,885	$—	$—	$—	$11,885	$—	$—	$—	$11,885
Equipment Revenue	170	—	422	—	592	—	—	—	592
Net ad sales	448	—	—	—	448	—	—	—	448
Royalty and other revenue	127	—	—	—	127	—	—	—	127
Intercompany revenue	—	2,609	1,871	(4,480)	—	—	1,834	(1,834)	—

Total revenue	$12,630	$2,609	$2,293	$(4,480)	$13,052	$—	$1,834	$(1,834)	$13,052

Operating expenses:

Cost of revenue:
Revenue share & royalties	$3,883	$—	$—	$—	$3,883	$—	$—	$—	$3,883
Cost of equipment	375	—	738	—	1,113	—	—	—	1,113
Ad sales	437	—	—	—	437	—	—	—	437
Customer care & billing	4,842	—	—	—	4,842	—	—	—	4,842
Satellite & terrestrial	17,041	10	—	(4,480)	12,571	—	—	—	12,571
Broadcast & operations	6,504	—	—	—	6,504	—	—	(1,172)	5,332
Programming & content	4,787	—	—	—	4,787	—	—	—	4,787
Cost of revenue	$37,869	$10	$738	$(4,480)	$34,137	$—	$—	$(1,172)	$32,965

Research & development	2,467	—	—	—	2,467	—	—	—	2,467
General & administrative	8,697	—	—	108	8,805	28	233	(47)	9,019
Marketing	35,611	—	—	—	35,611	—	—	—	35,611
Depreciation & amortization	35,896	3,518	—	—	39,414	—	346	—	39,760

Total operating expenses	$120,540	$3,528	$738	$(4,372)	$120,434	$28	$579	$(1,219)	$119,822

Operating income (loss)	$(107,910)	$(919)	$1,555	$(108)	$(107,382)	$(28)	$1,255	$(615)	$(106,770)

Other income (expense):
Interest income	$42	$81	$14,487	$(14,568)	$42	$451	$59	$—	$552
Interest expense	(35,827)	—	(81)	14,568	(21,340)	5	(598)	(1,866)	(23,799)
Other income (expense)	12,699	(14)	(13)	(14,988)	(2,316)	(126,710)	(165)	132,926	3,735

Net loss	$(130,996)	$(852)	$15,948	$(15,096)	$(130,996)	$(126,282)	$551	$130,445	$(126,282)

(Certain totals may not add due to the effect of rounding)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2002

	XM Satellite Radio Inc	XM Equipment Leasing LLC	XMSR Non-Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc	XM Holdings Non-Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc

Revenue:
Subscriber revenue	$1,389	$—	$—	$—	$1,389	$—	$—	$—	$1,389
Equipment Revenue	—	—	—	—	—	—	—	—	—
Net ad sales	391	—	—	—	391	—	—	—	391
Royalty and other revenue	5	—	—	—	5	—	—	—	5
Intercompany revenue	—	2,265	279	(2,544)	—	—	1,834	(1,834)	—

Total revenue	$1,785	$2,265	$279	$(2,544)	$1,785	$—	$1,834	$(1,834)	$1,785

Operating expenses:

Cost of revenue:
Revenue share & royalties	$612	$—	$—	$—	$612	$—	$—	$—	$612
Cost of equipment	—	—	—	—	—	—	—	—	—
Ad sales	167	—	—	—	167	—	—	—	167
Customer care & billing	2,487	—	—	—	2,487	—	—	—	2,487
Satellite & terrestrial	13,002	20	—	(2,544)	10,478	—	—	—	10,478
Broadcast & operations	5,409	—	—	—	5,409	—	28	(1,214)	4,223
Programming & content	6,024	—	—	—	6,024	—	—	—	6,024
Cost of revenue	$27,701	$20	$—	$(2,544)	$25,177	$—	$28	$(1,214)	$23,991

Research & development	2,324	—	—	—	2,324	—	—	—	2,324
General & administrative	5,316	—	7	—	5,323	38	—	(346)	5,015
Marketing	46,330	—	—	—	46,330	—	—	—	46,330
Depreciation & amortization	19,996	2,144	—	—	22,140	—	346	—	22,486

Total operating expenses	$101,667	$2,164	$7	$(2,544)	$101,294	$38	$374	$(1,560)	$100,146

Operating income (loss)	$(99,882)	$101	$272	$—	$(99,509)	$(38)	$1,460	$(274)	$(98,361)

Other income (expense):
Interest income	$816	$14	$11,090	$(10,960)	$960	$677	$20	$—	$1,656
Interest expense	(23,943)	—		10,960	(12,983)	(2,371)	(644)	—	(15,998)
Other income (expense)	11,376	—	—	(11,477)	(101)	(110,518)	—	111,071	452

Net loss	$(111,633)	$115	$11,362	$(11,477)	$(111,633)	$(112,250)	$836	$110,797	$(112,250)

(Certain totals may not add due to the effect of rounding)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2003 (IN THOUSANDS)

	XM Satellite Radio, Inc.	XM Equipment Leasing LLC	XMSR Non-Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non-Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$8,380	$27	$218	$—	$8,625	$183,227	$1,640	$—	$193,492
Short-term investments	—	—	—	—	—	—	—	—	—
Restricted investments	7,278	—	—	—	7,278	—	—	—	7,278
Accounts receivable, net	4,044	—	—	—	4,044	—	—	—	4,044
Due from related parties	1,225	—	—	—	1,225	—	—	—	1,225
Due from subsidiaries / affiliates	222,210	16,676	402,630	(437,591)	203,925	277,530	4,882	(486,333)	—
Related party prepaid expenses	22,261	—	—	—	22,261	—	—	—	22,261
Prepaid and other current assets	12,204	—	658	—	12,862	500	130	—	13,492
Total current assets	$277,602	$16,703	$403,506	$(437,591)	$260,220	$461,257	$6,653	$(486,333)	$241,792
Restricted investments, net of current portion	1,611	—	—	—	1,611	—	3,109	—	4,721
System under construction	18,558	—	—	—	18,558	36,458	—	—	55,016
Property and equipment, net	701,369	81,122	—	(5,099)	777,392	—	32,638	—	810,030
Investment in subsidiary / affiliates	890,568	—	—	(890,568)	—	495,262	—	(495,262)	—
DARS license & intangibles, net	9,379	—	141,200	—	150,579	—	—	—	150,579
Goodwill, net	—	—	—	—	—	—	—	—	—
Related party ppd expenses, net of current portion	61,216	—	—	—	61,216	—	—	—	61,216
Other assets, net	46,003	—	—	—	46,003	3,417	1,374	(30)	50,764
Total assets	$2,006,305	$97,825	$544,706	$(1,333,259)	$1,315,579	$996,394	$43,775	$(981,629)	$1,374,118

Current liabilities:
Accounts payable	29,428	—	—	—	29,428	—	3	—	29,431
Accrued expenses	41,389	119	5	—	41,512	22	467	(441)	41,560
Current portion of related party long-term debt	—	—	—	—	—	—	—	—	—
Current portion of other long-term debt	8,346	—	—	—	8,346	—	437	—	8,783
Due to subsidiaries / affiliates	690,850	630	14,170	(705,650)	—	225,840	2,469	(228,310)	0
Due to related parties	6,664	—	—	—	6,664	—	—	—	6,664
Accrued interest	2,702	—	—	—	2,702	500	189	—	3,391
Deferred revenue	12,892	—	—	—	12,892	—	—	—	12,892

Total current liabilities	$792,271	$749	$14,176	$(705,650)	$101,545	$226,362	$3,566	$(228,751)	$102,721

Related party long-term debt, net of current portion	102,592	—	—	—	102,592	—	—	—	102,592
Long-term debt, net of current portion	344,580	—	—	—	344,580	93,182	28,029	—	465,792
Due to related parties, net of current portion	12,670	—	—	—	12,670	—	—	—	12,679
Deferred revenue, net of current portion	3,369	—	—	—	3,369	—	—	—	3,369
Other non-current liabilities	15,767	—	—	—	15,767	—	(1,315)	(4,336)	10,115
Total liabilities	1,271,258	749	14,176	(705,650)	580,532	319,544	30,280	(233,088)	697,268
Stockholders’ (deficit) equity:
Capital stock	—	—	—		—	1,198	—	—	1,198
Paid in capital	1,741,072	97,019	433,172	(530,191)	1,714,072	1,687,920	8,347	(1,749,419)	1,687,920
Retained earnings	(1,006,025)	58	97,358	(97,416)	(1,006,025)	(1,012,268)	5,148	1,000,877	(1,012,268)

Total stockholder's equity	$735,047	$97,076	530,530	$(627,607)	$735,047	$676,850	$13,495	$(748,542)	$676,850

Total liabilities & stockholder's (deficit) equity	$2,006,305	$97,825	$544,706	$(1,333,257)	$1,315,578	$996,394	$43,775	$(981,630)	$1,374,118

(Certain totals may not add due to the effect of rounding)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2002 (IN THOUSANDS)

	XM Satellite Radio, Inc.	XM Equipment Leasing LLC	XMSR Non-Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non-Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$6,348	$159	$219	$—	$6,726	$24,370	$1,722	$—	$32,818
Short-term investments	—	—	—	—	—	9,997	—	—	9,997
Restricted investments	25,014	—	—	—	25,014	—	—	—	25,014
Accounts receivable, net	3,551	—	205	—	3,756	—	—	—	3,756
Due from related parties	1,478	—	—	—	1,478	—	—	—	1,478
Due from subsidiaries / affiliates	6,863	13,879	382,722	(403,464)	—	177,911	3,602	(181,513)	—
Prepaid and other current assets	9,311	—	1,051	—	10,362		—	—	10,362

Total current assets	$52,565	$14,038	$384,197	$(403,464)	$47,336	$212,278	$5,324	$(181,513)	$83,425

Other assets:	—	—	—	—		—	—	—
Restricted investments, net of current portion	1,673	—	—	—	1,673	—	3,055.00	—	4,728
System under construction	18,558	—	—		18,558	36,458	—	—	55,016
Property and equipment, net	735,426	84,220	—	(4,680)	814,966	—	32,970.00	—	847,936
Investment in subsidiary / affiliates	780,745	—	—	(780,745)	—	468,856	—	(468,856)	—
DARS license & intangibles, net	9,690	—	144,042	—	153,732	—	—	—	153,732
Goodwill, net	—	—	—	—	—	—	—	—
Other assets, net	8,082	—	—	—	8,082	6,143	1,248.00	(30)	15,443

Total assets	$1,606,739	$98,258	$528,239	$(1,188,889)	$1,044,347	$723,735	$42,597	$(650,399)	$1,160,280
Current liabilities:
Accounts payable	$36,141	$1	$—	$—	$36,142	$3,820	$44	$—	$40,006
Accrued expenses	616,516	329	13,794	(576,516)	54,123	11,366	2,167	(18,531)	49,125
Current portion of long-term debt	3,408	—	—	—	3,408	—	437	—	3,845
Due to related parties	13,410	—	—	—	13,410	—	—	—	13,410
Accrued interest	14,286	—	—	—	14,286	2,181	184	—	16,651
Deferred revenue	9,925	—	—	—	9,925	—	—	—	9,925
Total current liabilities	$693,686	$330	$13,794	$(576,516)	$131,294	$17,367	$2,832	$(18,531)	$132,962
Long term debt, net of current portion	270,347	—	—	—	270,347	114,057	28,136	—	412,540
Due to related parties, net of current portion	10,618	—	—	—	10,618	—	—	—	10,618
Deferred revenue, net of current portion	2,372	—	—	—	2,372	—	—	—	2,372
Other non-current liabilities	15,190	—	—	—	15,190	—	(1,315)	(4,398)	9,477

Total liabilities	$992,213	$330	$13,794	$(576,516)	$429,821	$131,424	$29,653	$(22,929)	$567,969

Stockholder’s (deficit) equity:
Capital Stock	—	—	—	—	—	1,036	—	—	1,036
Paid In Capital	1,489,555	97,019	433,036	(530,055)	1,489,555	1,477,261	8,347	(1,497,902)	1,477,261
Retained Earnings	(875,029)	909	81,409	(82,318)	(875,029)	(885,986)	4,597	870,432	(885,986)

	$614,526	$97,928	$514,445	$(612,373)	$614,526	$592,311	$12,944	$(627,470)	$592,311

Total liabilities & stockholder’s (deficit) equity	$1,606,739	$98,258	$528,239	$(1,188,889)	$1,044,347	$723,735	$42,597	$(650,399)	$1,160,280

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2003

	XM Satellite Radio Inc	XM Equipment Leasing LLC	XMSR Non-Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc	XM Holdings Non-Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc

Net Cash used in operating activities	$(70,721)	$(132)	$(1)	$(15,096)	$(85,950)	$(7,865)	$41	$3,694	$(90,080)

Cash flows from investing activities:
Purchase of plant and equipment	(2,173)	—	—	—	(2,173)	—	(14)	—	(2,187)
Additions to system under construction	—	—	—	—	—	—	—	—	—
Net purchase/maturity of short-term investments	—	—	—	—	—	—	—	—	—
Net purchase/maturity of restricted investments	22,750	—	—	—	22,750	—	—	—	22,750
Other investing activities	(4,952)	—	—	—	(4,952)	9,942	—	—	4,990
Net cash used in investing activities	$15,625	$—	$—	$—	$15,625	$9,942	$(14)	$—	$25,553

Cash flows from financing activities
Proceeds from sale of common stock and capital contribution	—	—	—	—	—	33,890	—	—	33,890
Proceeds from issuance of 10% Series A convertible. Note	—	—	—	—	—	203,925	—	—	203,925
Repayment of 7.75% convertible notes	—	—	—	—	—	(6,723)	—	—	(6,723)
Other financing activities	—	—	—	—	—	—	—	—	—
Payments on capital lease obligations and mortgage	(807)	—	—	—	(807)	—	(107)	—	(914)
Buyback of Series B preferred stock	—	—	—	—	—	(4,977)	—	—	(4,977)
Payments for deferred financing costs	—	—	—	—	—	—	—	—	—
Capital contribution from parent	57,935	—	—	15,096	73,031	(69,337)	—	(3,694)	—
Net cash used in financing activities	$57,128	$—	$—	$15,096	$72,224	$156,778	$(107)	$(3,694)	$225,201

Net increase(decrease) in cash and cash equivalents	$2,032	(132)	(1)	—	1,899	158,855	(80)	—	160,674
Cash and cash equivalents at beginning of period	6,348	159	219	—	6,726	24,369	1,723	—	32,818
Cash and cash equivalents at end of period	$8,380	$29	$218	$—	$8,625	$183,224	$1,643	$—	$193,492

(Certain totals may not add due to the effect of rounding)

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2002

	XM Satellite Radio Inc	XM Equipment Leasing LLC	XMSR Non-Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc	XM Holdings Non-Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc

Net cash used in operating activities	$(91,567)	$(131)	$—	$(11,477)	$(103,175)	$51,322	$41	$(59,547)	$(111,359)

Cash flows from investing activities:
Purchase of plant and equipment	(1,399)	$—	$—	$—	$(1,399)	450	14	—	(935)
Additions to system under construction	(7,248)	—	—	—	(7,248)	—	—	—	(7,248)
Net purchase/maturity of restricted investments	22,750	—	—	—	22,750	—	—	—	22,752
Other investing activities	488	144	6,640	—	7,272	(40,078)	—	—	(32,806)
Net cash used in investing activities	$14,591	$144	$6,640	$—	$21,375	$(39,628)	$14	$—	$(18,239)

Cash flows from financing activities
Proceeds from sale of common stock and capital contribution	—	—	—	—	—	19	—	—	19
Other financing activities	72,552	—	(72,552)	—	—	—	—	—	—
Payments on capital lease obligations and mortgage	(567)	—	—	—	(567)	—	(55)	—	(622)
Payments for deferred financing costs	—	—	—	—	—	—	—	—	—
Capital contribution from parent through transfer of liabilities	8,522	—	—	11,477	19,999	(79,546)	—	59,547	—
Net cash used in financing activities	$91,984	$—	$(72,552)	$—	$19,432	$(79,527)	$(55)	$—	$(603)

Net increase (decrease) in cash and cash equivalents	$3,531	$13	$(65,912)	$—	$(62,368)	$(67,833)	$—	$—	$(130,201)
Cash and cash equivalents at beginning of period	$(4,019)	$10	$66,377	$—	$62,368	$119,268	$865	$—	$182,497
Cash and cash equivalents at end of period	$488	$23	$465	$—	$—	$51,435	$865	$—	$52,296

(certain totals may not add due to the effect of rounding)

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections herein, including statements regarding the development of our business, the markets for our services, our anticipated capital expenditures, and other similar statements are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified as any statement that does not relate strictly to historical or current facts.  Forward-looking statements use such words as “plans,” “expects,” “will,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believes,” “anticipates,” “intends,” “may,” “should,” “continue,” “seek,” “could” and other similar reasonable expressions.  Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved.  The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the “Cautionary Statements”) include, without limitation, the key factors that have a direct bearing on our future results of operations.  These are our significant expenditures and losses, unproven market for our service; health of our satellites; potential need for additional financing, substantial indebtedness, as well as other risks referenced from time to time in filings with the SEC, including our Form 10-K, filed April 2, 2003.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.  We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect the occurrence of unanticipated events.

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included herewith, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and notes thereto for the three-year period ended December 31, 2002, included in our Annual Report on Form 10-K.

This quarterly report on Form 10-Q is filed by XM Satellite Radio Inc. XM Satellite Radio Holdings Inc. is filing separately.  The principal differences between the financial condition of Holdings and XM, which are not significant in amount, are:

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

Accordingly, the results of operations for XM and its subsidiaries are substantially the same as the results for Holdings and its subsidiaries discussed above except that XM incurs:

•

additional rent, less depreciation and amortization expense and less other income, in each case principally related to XM's rental of its corporate headquarters from Holdings, which are intercompany transactions that have been eliminated in the Holdings financial statements;

•	less interest expense principally related to the additional indebtedness at Holdings; and

•	less interest income because of the additional cash balances at Holdings.

Introduction

XM was incorporated in Delaware in 1992 and Holdings became a holding company for XM in early 1997.  We emerged from the development stage in the fourth quarter of 2001, following the commencement of our service in two test markets on September 25, 2001 and nationwide launch on November 12, 2001.  Accordingly, the results for the quarter ended March 31, 2002 reflect limited commercial operations and the direct comparison of the results of operations for the quarters ended March 31, 2003 and 2002 may not be meaningful with respect to revenue and various other line items.  At the completion of the quarter ended March 31, 2003, we had 483,075 subscribers.

Holdings and we have raised $1.9 billion of equity and debt net proceeds through March 31, 2003 from investors and strategic partners to fund our operations.  This includes $225 million of gross funds raised in the January 2003 financing transactions.  The January 2003 financing transactions also included $250 million of payment deferrals and a line of credit.  Following completion of this January 2003 financing, so long as we meet the revenue, expense and cash flow projections of our refined business plan, we expect to be fully funded and will not need to raise additional financing to continue operations.  Our business plan contemplates the use of either insurance proceeds and/or vendor financing to launch replacement satellite(s).

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

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Results of Operations

To better explain our performance during 2003 and on an on-going basis, we have expanded the number of revenue and expense categories to better reflect the drivers of the business.  Descriptions for expanded revenue and expense categories are outlined below.

Subscription Revenue

Subscription includes fees from basic and premium service net of subscription-related promotions.

Activation Revenue

Activation & Equipment includes amortization of subscription activation fees over the estimated average life of a subscriber.

Equipment Revenue

Equipment includes revenue from XM's direct sales of radios.

Net Ad Sales Revenue

Net Ad Sales includes revenue from sales of advertisements and programming sponsorships to advertisers on the XM network, net of agency commissions.

Cost of Revenue

Costs of Revenue are those expenses directly related to the generation of subscriber and advertising revenue and have variable and fixed components.  Cost of Equipment, Revenue Share & Royalties, along with Customer Care & Billing tend to fluctuate along with increases and decreases in revenues and/or subscribers.  Satellite & Terrestrial, Broadcast & Operations and Programming & Content are not expected to fluctuate directly with changes in revenue and/or subscribers.  Ad Sales, which includes internal and external costs directly associated with selling advertisements on the XM network, tends to fluctuate with increases and decreases in advertising revenue.

Research & Development

Research & Development is a discretionary expense used primarily to drive new product development and radio component and radio unit cost reductions.

General & Administrative

General & Administrative expenses include legal, human resources, accounting and other overhead costs.

Marketing

Marketing includes: Retention & Support, which are those indirect costs that are not associated with gaining a subscriber and are not expected to fluctuate directly with changes in revenue and/or subscribers; Subsidies & Distribution, which includes commissions to radio manufacturers and distribution partners that are based on the number of radios manufactured or the number of new subscribers added in the period (these costs have previously been referred to as “Subscriber Acquisition Costs” or “SAC”); Marketing, which are those discretionary costs including advertising, media and events, as well as marketing materials for retail and automotive dealer points of presence.  Amortization of the GM Liability includes the straight-line accounting treatment of the fixed obligation to General Motors.  We consider subscriber acquisition costs to include radio manufacturer subsidies, certain sales, activation and installation commissions, and subscriber product- and hardware-related incentives.  (Subscriber acquisition costs do not include ongoing loyalty payments to retailers and distribution partners, payments under revenue sharing arrangements with radio manufacturers and distributors and certain guaranteed payments to General Motors.) We consider Cost Per Gross Addition (CPGA) to include the amounts in SAC, as well as advertising, media and most marketing expenses.

EBITDA

Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles.  As a result of regulatory changes, EBITDA now includes Other Income (Expense).  We believe EBITDA is often a useful measure of a company's operating performance and is a significant basis used by our management to measure the operating expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amoritization and interest expense.  EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure.  EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measuresments as an indicator of our performance.

	March 31,
	2003	2002
	(In thousands, except share amounts)
Revenue:
Subscriber revenue:
Subscription	$11,590	$1,365
Activation	295	24
Total subscribers	11,885	1,389
Equipment revenue	592	—
Net ad sales	448	391
Royalties & other	127	5
Total revenue	13,052	1,785

Operating expenses
Cost of Revenue (excludes depreciation and amortization, shown below):
Revenue share & royalties	3,883	612
Cost of equipment	1,113	—
Ad sales	437	167
Customer care & billing	4,842	2,487
Satellite & terrestrial	12,571	10,478
Broadcast & operations:
Broadcast	2,566	1,741
Operations	3,938	3,668
Total broadcast & operations	6,504	5,409
Programming & content	4,787	6,024
Total cost of revenue	34,137	25,177
Research & development (excludes depreciation and amortization, shown below):	2,467	2,324
General & administrative (excludes depreciation and amortization, shown below):	8,805	5,323
Marketing (excludes depreciation and amortization, shown below):
Retention & support	4,914	2,897
Subsidies and distribution	11,722	9,561
Advertising & marketing	11,349	33,127
Marketing	27,985	45,585
Amortization of GM liability	7,626	745
Total marketing	35,611	46,330
Depreciation & amortization	39,414	22,140
Total operating expenses	120,434	101,294
Operating loss	(107,382)	(99,509)
Interest income	42	960
Interest expense	(21,340)	(12,983)
Other income (expense)	(2,316)	(102)
Net loss	(130,996)	(111,633)
EBITDA(1)	$(70,284)	$(77,470)

(1)

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

	Three Months Ended March 31,
	2003	2002
Reconciliation of Net Loss to EBITDA
Net loss as reported	$(130,996)	$(111,633)
Add back non-EBITDA items included in net loss
Interest income	(42)	(960)
Interest expense	21,340	12,983
Depreciation & amortization	39,414	22,140
EBITDA	$(70,284)	$(77,470)

Three months Ended March 31, 2003 Compared With Three Months Ended March 31, 2002

Revenue

Revenue.    Our revenue consists of subscription fees, activation charges, limited direct sales of radios, advertising sales, and revenue earned from royalties.  During the three-month period ended March 31, 2003, we recognized $13.1 million in total revenue, compared to $1.8 million during the three-month period ended March 31, 2002, an increase of $11.3 million.  During the three-month period ended March 31, 2003, subscription related revenues comprised over 91% of our total revenues.  As of March 31, 2003, we had 483,075 subscribers, compared to 76,242 at March 31, 2002, an increase of 406,833 subscribers.  We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those who are currently in promotional periods.  We expect revenue to increase as we continue to add subscribers and to attract additional advertisers.

Subscriber Revenue.    Revenue from subscribers consists of subscription revenue and activation revenue.  Subscriber related revenue was $11.9 million during the three-month period ended March 31, 2003, compared to $1.4 million during the three-month period ended March 31, 2002.  For the three months ended March 31, 2003, subscription revenue includes $1.1 million from GM for subscription fees paid under certain promotional agreements.  Subscription revenue consists primarily of our monthly subscription fees charged to consumers, commercial establishments and fleets, which are recognized as the service is provided.  Subscription revenue also includes revenues from premium service.  Our subscriber arrangements are cancelable, without penalty.  Promotions and discounts are treated as a reduction to revenue during the period of the promotion.  Sales incentives, consisting of rebates to subscribers, offset revenue.

Subscription Revenue.    Total subscription revenue during the three-month period ended March 31, 2003 was $11.6 million, compared to $1.4 million during the three-month period ended March 31, 2002, an increase of $10.2 million.  Average monthly subscription revenue per subscriber (ARPU) was approximately $9.34 during the three-month period ended March 31, 2003, and $9.27 during the three-month period ended March 31, 2002.  Average monthly subscription revenue per subscriber is derived from the total of earned subscription revenue (net of promotions and rebates) divided by the monthly weighted average number of subscribers for the period reported.  Average monthly revenue per subscriber is a measure of operational performance and not a measure of financial performance under generally accepted accounting principles.

Activation Revenue.    Activation revenue is comprised of one-time activation charges billed to customers.  Activation fees are non-refundable, and are recognized on a pro-rata basis over the estimated average term of the subscriber relationship.  We expect this estimate to be further refined in the future as additional historical data becomes available.  During the three-month period ended March 31, 2003, we recognized $0.3 million in activation revenue compared to $24,000 during the three-month period ended March 31, 2002.    We expect activation revenue to increase as we increase subscribers.

Equipment Revenue.    Equipment revenue is comprised of revenues from any direct sales of radios.  Through March 31, 2003, the direct sales of radios have generally been for promotional purposes.  During the three-month period ended March 31, 2003, we recognized $0.6 million in equipment revenue compared to $0 during the three-month period ended March 31, 2002.  We expect revenue from the sale of equipment to increase proportionately with the increase in direct sales of equipment by XM.

Net Ad Sales Revenue.    Advertising revenue consists of sales of advertisements and program sponsorships on the XM network to advertisers that are recognized in the period in which they are broadcast.  Advertising revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value.  Advertising revenue is presented net of national agency fees in the Consolidated Statements of Operations, which is consistent with industry practice.  During both the three-month periods ended March 31, 2003 and March 31, 2002, we recognized $0.4 million in net advertising revenue.  These amounts are net of agency commissions, which were $74,000 during the three-month period ended March 31, 2003, compared to $64,000 during the three-month period ended March 31, 2002.

Royalties & Other Revenue.    Royalty & other revenue earned during the three-month period ended March 31, 2003 consisted of royalty revenue from certain tuners manufactured during 2003, and other broadcast revenue.  We recognized $127,000 of royalty and other revenue during the three-month period ended March 31, 2003 compared with $5,000 during the three-month period ended March 31, 2002.

Operating Expenses

Total Operating Expenses.    Total operating expenses were $120.4 million during the three-month period ended March 31, 2003 compared to $101.3 million during the three-month period ended March 31, 2002, an increase of $19.1 million or 19%.  The increase was due primarily to an increase in cost of revenue of $9.0 million attributable to increased sales, an increase in general and administrative expenses of $3.5 million and an increase in depreciation and amortization of $17.3 million resulting from a reduction in the useful life of our satellites, offset in part by a decline in marketing expenses of $10.7 million due to a decrease in consumer advertising media expenses.

Cost of Revenue.    Cost of revenue includes costs of radios associated with radio sales, revenue share & royalties, customer care & billing costs, satellite & terrestrial operating costs, cost of broadcast and operations, programming & content and costs directly associated with the sales of advertising.  These combined costs were $34.1 million during the three-month period ended March 31, 2003, up from $25.2 million during the three-month period ended March 31, 2002, an increase of $8.9 million or 35%.

Cost of Equipment.    During the three-month period ended March 31, 2003, we incurred $1.1 million relating to promotional radios and radio kits that we sold directly to subscribers, compared to $0 during the three-month period ended March 31, 2002.  The cost of equipment will increase as we increase the direct sales of equipment by XM.

Revenue Share & Royalties.    Revenue share & royalties includes royalties paid to radio technology providers, revenue share payments to content providers, and performance rights obligations to composers, artists, and copyright owners for public performances of their creative works broadcast on XM.  These costs were $3.9 million during the three-month period ended March 31, 2003 compared to $0.6 million during the three-month period ended March 31, 2002.  This increase of $3.3 million was a result of our growth in subscriber base and increase in revenues of $11.3 million along with completion of negotiations for performance rights royalties.  These total costs will increase with subscriber growth.

Ad Sales.    Ad sales expense was $0.4 million during the three-month period ended March 31, 2003 compared to $0.2 million during the three-month period ended March 31, 2002, an increase of $0.2 million.  The increase in ad sales expense is due primarily to an increase in advertising representation fees.

Customer Care & Billing.    Customer care & billing operations expense includes expenses from outsourced customer care functions and was $4.8 million during the three-month period ended March 31, 2003, compared with $2.5 million during the three-month period ended March 31, 2002, an increase of $2.3 million or 92%.  This increase resulted from the increase in the number of subscribers.  Customer care & billing operations expense will continue to increase as we continue to add subscribers.

Satellite & Terrestrial.    Satellite & terrestrial includes telemetry, tracking and control of our two satellites, in-orbit satellite insurance and incentive payments, satellite uplink, and all costs associated with operating our terrestrial repeater network such as power, maintenance and lease payments.  These expenses were $12.6 million during the three-month period ended March 31, 2003, compared with $10.5 million during the three-month period ended March 31, 2002, an increase of $2.1 million or 20%.  This increase primarily resulted from a charge for the termination and deconstruction of terrestrial repeater sites no longer required in our existing network.

Broadcast & Operations

Broadcast.    Broadcast expenses include costs associated with the management and maintenance of the systems, software, hardware, production and performance studios used in the creation and distribution of XM-original and third party content.  The advertising trafficking (scheduling and insertion) functions are also included.  Broadcast costs were $2.6 million during the three-month period ended March 31, 2003, compared to $1.7 million during the three-month period ended March 31, 2002, an increase of $0.9 million or 52.9%.  The increase is due primarily to increases in computer license fees and software maintenance expense.

Operations.    Operations, which includes facilities and information technology expense, was $3.9 million during the three-month period ended March 31, 2003, compared with $3.7 million during the three-month period ended March 31, 2002, an increase of $0.2 million or 5%.  The increase in operations expense during the three-month ended March 31, 2003 is due primarily to increased software maintenance expenses, higher telecom costs and higher operating lease expenses for IT systems.

Programming & Content.    Programming & content includes the creative and production costs associated with our 101 channels of XM-original and third party content.  This includes costs of programming staff and fixed payments for third party content.  Programming & content expense was $4.8 million during the three-month period ended March 31, 2003, compared with $6.0 million during the three-month period ended March 31, 2002, a decrease of $1.2 million or 20%.  The decrease is due primarily to decreases in payroll and payroll related costs from a reduction in headcount which occurred in November 2002.

Research & Development.    Research & development includes the costs of new product development, chipset design, and engineering.  These combined expenses were $2.5 million during the three-month period ended March 31, 2003, compared with $2.3 million during the three-month period ended March 31, 2002, an increase of $0.2 million or 8.7%.  The increase in research and development expense is due primarily to increased activities in new product development and costs associated with the reallocation of certain personnel to research and development.  Research and development expenses will continue to increase as we accelerate the development of future telematics applications and new products, including interoperable radios.

General & Administrative.    General & administrative expense was $8.8 million during the three-month period ended March 31, 2003, compared with $5.3 million during the three-month period ended March 31, 2002, an increase of $3.5 million or 66%.  The increase in general & administrative expense primarily resulted from increases in professional service fees and director and officer insurance premiums

Marketing.    Marketing includes the costs of retention & support, subsidies & distribution, advertising & marketing, and amortization of our liability to GM.  These combined costs were $35.6 million during the three-month period ended March 31, 2003, compared to $46.3 million during the three-month period ended March 31, 2002, a decrease of $10.7 million, or 23.1%.  Marketing expense decreased primarily due to a decrease in consumer advertising media expenses of $21.8 million offset by increases in retention & support of $2.0 million, subsidies & distribution of $2.2 million and amortization of GM liability of $6.9 million.

Retention & Support.    Retention & support consists primarily of marketing related overhead expenses.  During the three-month period ended March 31, 2003, these costs were $4.9 million compared to $2.9 million during the three-month period ended March 31, 2002, an increase of $2.0 million.  The increase is due primarily to an increase in amounts due to our distribution partners.

Subsidies & Distribution.    We currently provide incentives and subsidies for the manufacture, purchase, installation and activation of XM radios to attract and retain our manufacturing and distribution partners.  Our subsidy and distribution costs are significant and totaled approximately $11.7 million during the three-month period ended March 31, 2003, compared with $9.6 million during the three-month period ended March 31, 2002, an increase of $2.1 million or 22% due primarily to the increase in subscriber and new activations.

Subscriber Acquisition Costs.    We consider subscriber acquisition costs to include radio manufacturer subsidies, certain sales, activation and installation commissions, and subscriber product- and hardware-related incentives.  These costs are represented in Subsidies & Distribution.  Subscriber acquisition costs do not include ongoing loyalty payments to retailers and distribution partners, payments under revenue sharing arrangements with radio manufacturers and distributors and certain guaranteed payments to General Motors.  During the three-month period ended March 31, 2003 and 2002, we incurred expenses of $11.2 million, and $9.4 million, respectively, related to subscriber acquisition costs.  Our average subscriber acquisition cost was $74.36 during the three-month period ended March 31, 2003.

Advertising & Marketing.    Activities comprising these expenses include media, advertising, events and direct marketing programs.  Advertising & marketing costs were $11.3 million during the three-month period ended March 31, 2003 compared with $33.1 million during the three-month period ended March 31, 2002, a decrease of $21.8 million or 66%.  The decrease is due to a decrease in consumer advertising media.

Cost Per Gross Addition.    We consider CPGA to include the amounts in SAC, as well as advertising, media and most marketing expenses.  In our financial statements, SAC costs are captured in the Subsidies & Distribution, while CPGA costs are captured by the combination of the Subsidies & Distribution, Advertising & Marketing, plus the negative margins from equipment sales.  CPGA does not include marketing staff and subscriber communication costs (included in Retention & Support) or the amortization of the GM guaranteed payments (included in Amortization of GM Liability).  During the three-months ended March 31, 2003 and 2002, we incurred expenses of $23.8 million and $42.7 million, respectively.  CPGA for the three-month period ended March 31, 2003 and 2002 was $156 and $875, respectively.  The decline in CPGA for the three-month period ended March 31, 2003 as compared to the three-month period ended March 31, 2002 is due to the combined impacts of the decline in advertising and marketing expenses as well as the increase in the number of new subscribers during the quarter.

Amortization of GM Liability.    These costs include the amortization of annual fixed guaranteed payment commitments to General Motors, aggregating to $439 million, under our long-term distribution agreement with the OnStar division of GM providing for the installation of XM radios in GM vehicles.  Amortization of the GM liability was $7.6 million for the three-month period ended March 31, 2003, compared with $0.7 million for the three-month period ended March 31, 2002.   The distribution agreement was amended in June 2002 and then again in January 2003, as described under the captions “Liquidity and Capital Resources—Capital Resources and Financing.” As a result of the January 2003 amendment and GM’s current roll out plans, commencing in February 2003 we began recognizing the fixed annual payments due through September 2013, which approximate $397.3 million, on a straight-line basis.  In January 2003, we expensed the pro rata portion of the fixed payment that was based on the June 2002 amendment to the agreement.

Depreciation & Amortization.    Depreciation & amortization expense was $39.4 million during the three-month period ended March 31, 2003, compared with $22.1 million during the three-month period ended March 31, 2002, an increase of $17.3 million or 78%  The increase in depreciation and amortization expense primarily resulted from the reduction in the useful lives of our in-orbit satellites from 17.5 years to 6.75 years during the third quarter of 2002 due to a solar array output power anomaly.

Interest Income.    Interest income was $42,000 during the three-month period ended March 31, 2003, compared with $960,000 during the three-month period ended March 31, 2002, a decrease of $918,000 or 96%.  The decrease was the result of lower average balances of cash and cash equivalents during the three-month period March 31, 2003 as well as lower yields on our investments due to market conditions.

Interest Expense.    We recorded interest expense of $21.3 million and $13.0 million during the three-month period ended March 31, 2003 and 2002, respectively.

Other Income (Expense), net.     Other income (expense), net was $(2.3) million during the three-month period ended March 31, 2003, compared with $(0.1) million the three-month period ended March 31, 2002, an increase of $(2.2) million.  The increase resulted primarily from losses of $(2.1) million from the retirement of debt with a face value of $17.9 million. Other income (expense), net for the three months ended March 31, 2002 consists primarily of income from rental of office space in our corporate headquarters to third parties.

Net Loss.    Net loss during the three-month period ended March 31, 2003 was $127.3 million, compared with $111.6 million for the three-month period ended 2002, an increase of $15.7 million or 14%.  The increase primarily reflects increases in operating expenses, offset in part by the growth in our revenue.

EBITDA.    Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles.  The decrease is due primarily to an increase in operating expense in connection with our ramp-up of commercial operations, offset in part by the growth in our revenue.  EBITDA during the three-month period ended March 31, 2003 was $(70.3) million, compared with $(77.5) million during the three- month period ended March 31, 2002.  We believe EDITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business.  Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense.  EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure.  EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies.  EBITDA does not purport to represent operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.  The reconciliation of net loss to EBITDA is as follows.

	Three Months Ended March 31,
	2003	2002
Net loss as reported	$(130,996)	$(111,633)
Add back non-EBITDA items included in net loss:
Interest income	(42)	(960)
Interest expense	21,340	12,983
Depreciation & amortization	39,414	22,140
EBITDA	$(70,284)	$(77,470)

Liquidity and Capital Resources

At March 31, 2003, we had total cash and cash equivalents of $8.6 million, which excludes $8.9 million of restricted investments, and working capital of $158.7 million.  Cash and cash equivalents increased $1.9 million during the three months ended March 31, 2003.  The increase resulted from $72.2 million provided by financing activities and $15.6 million provided by investing activities, offset by $85.9 million used in operating activities.  The proceeds from financing activities resulted primarily from a private placement in January 2003 that resulted in the issuance of the Parent’s 10% Senior Secured Discount Convertible Notes that yielded gross proceeds of $210 million and the issuance of 5.5 million shares of the Parent’s Class A common stock that yielded gross proceeds of $15 million.  The financing activities completed during the quarter are more fully discussed below.  Investing activities consisted primarily of proceeds provided from the maturity of restricted investments.  Cash flows used in operating activities includes the net loss of $131.0 million and the net cash used by our operating assets and liabilities, offset in part by non-cash expenses included in the net loss.

By comparison, at March 31, 2002 we had cash, cash equivalents and short-term investments of $0 million, which excludes $49.0 million of restricted investments, and working capital of $(43.2) million.  This amount reflects $103.2 million cash used in operations, $21.4 million cash provided by investing activities, and $19.4 million cash provided by financing activities during the three-month period ended March 31, 2002.  Cash flow used in operations during the three-month period ended March 31, 2002 reflected commercial operations.  Investing activities consisted primarily of capital expenditures for infrastructure and system completion.

Holdings and we have raised $1.9 billion of equity and debt net proceeds from inception through March 31, 2003 from investors and strategic partners to fund our operations.  This includes $225 million of gross funds raised in the January 2003 financing transactions.  The January 2003 financing transactions also included $250 million of payment deferrals and a line of credit.  Although a significant portion of the proceeds from the recent financing transactions are held by Holdings, we have entered into an agreement with Holdings under which Holdings has agreed to contribute funds to us as needed to fund our operations.  So long as our business generates positive cash flow in accordance with our recently refined business plan, we will not need to raise additional financing to continue operations as further described below under the heading “Future Operating and Capital Resource Requirements.”  Our refined business plan contemplates the use of either insurance proceeds and/or vendor financing to launch replacement satellite(s).  These funds have been used to acquire our DARS license, make required payments for our system, including the satellites, terrestrial repeater system, and ground networks, and for working capital and operating expenses.

January 2003 Financing Transactions

In January 2003, Holdings and we completed a private placement of $279.3 million aggregate principal amount at maturity of our 10% Senior Secured Discount Convertible Notes due December 31, 2009, which yielded gross proceeds of $210.0 million, and a private placement of 5,555,556 shares of our Class A common stock, which yielded gross proceeds of $15.0 million.  Concurrently with these transactions, we completed an exchange offer in which we exchanged $300.2 million aggregate principal amount of XM’s previously outstanding 14% Senior Secured Notes due 2010 for $438.0 million aggregate principal amount at maturity ($300.2 million accreted value as of March 15, 2003) of 14% Senior Secured Discount Notes due 2009, cash and warrants to purchase Holdings’ Class A common stock.

In January 2003, General Motors provided us with a $100.0 million Senior Secured Credit Facility, maturing as late as December 2009, that enables us to make monthly draws to finance payments that become due under our distribution agreement with OnStar Corporation and other GM payments.  Holdings and XM are co-borrowers under this credit facility.  The outstanding principal amount of all draws will be due December 31, 2009 and bear interest at the applicable 90-day LIBOR rate plus 10%.  We will be able to make interest payments in shares of Holdings’ Class A common stock having an aggregate fair market value at the time of payment equal to the amount of interest due.  The fair market value will be based on the average daily trading prices of the Holdings’ Class A common stock over the ten business days prior to the day the interest payment is due.  We have the option to prepay all draws in whole or in part at any time but will not be able to re-borrow any prepaid amounts.  Beginning in 2005, we will be required to prepay the amount of any outstanding advances in an amount equal to the lesser of (i) 50% of our excess cash and (ii) the amount necessary to prepay the draws in full.  In order to make draws under the credit facility, we are required to have a certain minimum number of subscribers that are not originated by GM and a minimum pre-marketing cash flow.

In January 2003, Holdings and we issued a 10% Senior Secured Convertible Note due December 31, 2009 in the amount of $89.0 million to General Motors’ subsidiary, OnStar Corporation.  The note was provided in lieu of our obligation to make $115 million in guaranteed payments to OnStar under the distribution agreement from 2003 to 2006.  The note becomes convertible at the holder’s option on a quarterly basis through 2006, at 90% of the then fair market value of our Class A common stock but subject to a $5.00 per share minimum and escalation maximum (up to $20 per share) for each fiscal year.  Interest would be payable in cash or shares of Holdings’ Class A common stock, at Holdings’ option, at fair market value at the time of payment.

In January 2003, General Motors provided Holdings and us with the ability to satisfy up to $35.0 million in future subscriber acquisition payments (“subscriber acquisition payments”) that we may owe to OnStar under the distribution agreement in shares of Holdings’ Class A common stock, valued at fair market value at the time of payment.

Other Equity Issuances and De-leveraging Transactions

In February and March 2003, Holdings issued 4,527,947 shares of its Class A common stock for gross proceeds of $19.6 million under its Direct Stock Purchase Program (DSPP).

Concurrent with the funds raised by Holdings through its DSPP in February and March 2003, Holdings and us (i) entered into agreements with certain holders of our outstanding notes to exchange $38.9 million carrying value, or $46.1 million fully accreted face value at maturity, of their notes, for $6.7 million in cash consideration and 4,352,375 shares of Holdings' Class A common stock; and (ii) entered into agreements with certain holders of Holdings' 8.25% Series B convertible redeemable preferred stock to exchange $12.3 million in shares of Series B preferred stock for $5.0 million in cash consideration.  Additionally, Holdings entered into agreements with certain holders of its Class A common stock warrants to exchange 28.145 warrants convertible into 2,392,325 shares of its Class A common stock for 1,669,400 shares of its common stock.

In April 2003, Holdings issued 4,880,847 shares of its Class A common stock for gross proceeds of $30.4 million under its DSPP.  Concurrent with the funds raised through the DSPP in April 2003 and through May 6, 2003, Holdings and us (i) entered into agreements with certain holders of outstanding notes to exchange $49.5 million carrying value, or $70.9 million fully accreted face value at maturity, of their notes for 5,775,000 shares of Class A common stock; and (ii) entered into agreements with certain holders of Holdings' 8.25% Series B convertible redeemable preferred stock to exchange $7.4 million in shares of Series B preferred stock for $5.2 million in cash consideration.  Additionally, Holdings and us entered into agreements with certain holders of Holdings' Class A common stock warrants to exchange 15,000 warrants convertible into 1,275,000 shares of Holdings' Class A common stock for 978,000 shares of Holding's common stock.

As a result of these de-leveraging transactions, Holdings and we have eliminated approximately $108 million of carrying value of debt and preferred securities or approximately $137 million of face amount at maturity.  Holdings and us have eliminated $2.1 million carrying value ($2.0 million face amount) of our 14% Senior Secured Notes due 2010, $65.5 million carrying value ($94.2 million face amount) of our 14% Senior Secured Discount Notes due 2009 issued in January 2003, $20.9 million carrying value ($20.9 million face amount) of Holdings' 7.75% Convertible Subordinated Notes due 2006 and $19.7 million of Holdings' Series B preferred stock.

As a result of our financings and other issuances of securities, the conversion price of the Series C preferred stock issued in August 2000 has been adjusted from $26.50 to $9.11, the exercise price of the warrants sold in March 2000 from $49.50 to $44.69 and the number of warrant shares from 8.024815 to 8.888615. There was no impact on the consolidated results of operations as a result of the adjustments to these prices.

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

Our business plan is based on estimates regarding expected future costs and expected revenue.  Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates.  Any of these factors may increase our need for funds, which would require us to seek additional financing.  In addition, we may seek additional financing to undertake initiatives not contemplated by our business plan or obtain additional cushion against possible shortfalls.  We may pursue a range of different sizes or types of financing as opportunities arise, particularly the sale of additional equity securities.  However, we may not be able to raise additional funds on favorable terms or at all.  Our ability to obtain additional financing depends on several factors, including future market conditions; our success or lack of success in developing, implementing and marketing our satellite radio service; our future creditworthiness; and restrictions contained in agreements with our investors or lenders.  These financings could increase our level of indebtedness or result in further dilution to our equity holders.  We have and may continue to take advantage of opportunities to reduce our level of indebtedness in exchange for issuing equity securities, if these transactions can be completed on favorable terms.

If we fail to obtain necessary financing on a timely basis, a number of adverse effects could occur.  We could default on our commitments to creditors or others and may have to discontinue operations or seek a purchaser for our business or assets.

Our need for additional funds may also be affected by future developments.  In late August 2001, BSS advised us of a progressive degradation problem with the solar array output power of Boeing 702 class satellites, including XM “Rock” and XM “Roll.” At the present time, the output power of the solar arrays and the broadcast signal strength are above minimum acceptable levels and are expected to remain that way at least through 2005, permitting full operation of the XM System (based on patterns projected by BSS).  We have launch and in-orbit insurance policies that provide coverage to us for a total, constructive total or partial loss of either of our satellites where such loss arises from an occurrence within the first five years after launch (both satellites were launched during the first half of 2001).  The aggregate sum insured in the event of the total or constructive total loss of our satellites is $400 million ($200 million per satellite).  In September 2001, we advised our insurance carriers that the aforementioned solar array situation was likely to result in a claim under our in-orbit insurance policies and, in the first quarter of 2003, we filed a claim with the insurance carriers for the aggregate sum insured (less applicable salvage); we believe we will ultimately receive insurance payments adequate to launch our spare satellite and commence work on an additional satellite, although there is no assurance this will be the case.  Since the issue is common to Boeing 702 class satellites, the manufacturer and we are closely watching the progression of the problem, including data from a satellite that has been in orbit longer than either of our two satellites by approximately 15 and 17 months, respectively.  With this advance visibility of performance levels, insurance arrangements in place and claim filed, a spare satellite under construction that is being modified to address the solar array power anomaly, the ability to provide full service for some period of time with Rock and Roll collocated in one orbit slot and the spare located in the other slot (which would allow partial use of the existing satellites through the first quarter of 2008), availability of comparable satellites from more than one vendor, and various mitigation actions to extend the full or partial use of the satellites, we believe that we will be able to launch additional satellites prior to the time the solar array power problem might cause the broadcast signal strength to fall below minimum acceptable levels.  Based on the consistency of the degradation trends (with no substantial improvement to date) and continuing analyses by BSS and us, our management adjusted the estimated useful lives of our in-orbit satellites, with effect from September 2002, to the period running through first quarter 2008 (approximately 6.75 years from launch).  Our management will continue to monitor this situation carefully and may re-adjust the estimated useful lives of our in-orbit satellites based on future information.  We are not recording an impairment at this time, due to our forecasted cash flows (which are sufficient to recover the system assets); however, should we reduce or not meet our forecasted cash flows or reduce further the estimated useful lives of the satellites, we may be required to record an impairment (which may be substantial) at that time.  We have not adjusted the estimated useful lives of our spacecraft control facilities, as we believe that these facilities will continue to be of use in our system.

Contractual Obligations and Commercial Commitments

We are obligated to make significant payments under a variety of contracts and other commercial arrangements, including the following:

Service Providers.     We have entered into agreements with service providers for customer care functions to subscribers of our service.  Employees of service providers have access to our customer care systems to establish customer accounts, activate radios, update program and account information and respond to general inquiries from subscribers.  We pay an hourly rate for each customer care representative supporting our subscribers.  During the three-months ended March 31, 2003 and 2002, we incurred $2.7 million and $1.3 million, respectively, in relation to this agreement.

Programming Agreements.     We have also entered into various long-term programming agreements.  Under the terms of these agreements, we are obligated to provide payments to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements.  During the three-months ended March 31,

2003 and 2002, we incurred expenses of $3.0 million and $6.1 million, respectively, in relation to these agreements.  The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and advertising revenue increase.  The amount of the costs related to these agreements cannot be estimated, but are expected to be substantial future costs.  Of these amounts, $43,000 and $103,000, respectively, are included in Revenue Share & Royalties, and $1.3 million and $4.1 million, respectively, are included in Advertising & Marketing.

Royalty Agreements.    We have entered into fixed and variable revenue share payment agreements with performance rights organizations that expire as late as 2006.  During the three-months ended March 31, 2003 and 2002, we incurred expenses of $2.3 million and $156,000, respectively, in relation to these agreements.

Marketing & Distribution Agreements.

We have entered into various joint sales, marketing and distribution agreements.  Under the terms of these agreements, we are obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements.  As previously described, we subsidize the manufacture of certain component parts of XM radios in order to provide attractive pricing to our customers.  The subsidies are generally charged to expense when the radios are manufactured or shipped from the factory.  Consequently, the expense is most often recognized in advance of when revenue, if any, is realized.  The amount of these operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs.  During the three-months ended March 31, 2003 and 2002, we incurred expenses of $7.6 million and $11.4 million, respectively, in relation to these agreements, excluding expenses related to GM.

General Motors Distribution Agreement.     We have significant payment obligations under our distribution agreement with General Motors.  During the term of the agreement, which expires 12 years from the commencement date of our commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services.  We will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-GM vehicles that are sold for use in the United States.  The agreement was amended in June 2002 and January 2003 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of our commencement of commercial operations, and to provide that we may make certain payments to GM in the form of indebtedness or shares of our Class A common stock.  XM’s total cash payment obligations were not increased.  We have significant annual, fixed payment obligations to GM.  As a result of the June 2002 amendment, we commenced recognizing these fixed payment obligations for the period ending through November 2005, which approximate $63.6 million, on a straight-line basis.  However, due to the January 2003 amendment to the Distribution Agreement and GM’s current roll out plans which demonstrate a likelihood that GM will exceed minimum installation targets, in 2003 we are now prospectively recognizing these fixed payments due through September 2013, which approximate $397.3 million, on a straight-line basis.  We have issued a 10% Senior Secured Convertible Note due 2009 with an aggregate principal amount of $89.0 million to OnStar in lieu of making these fixed payments to OnStar for amounts otherwise due in 2003 through 2006.

In order to encourage the broad installation of XM radios in GM vehicles, we have agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers for our service.  We must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than 8 million GM vehicles with installed XM radios (at which point the percentage remains constant).  We will also make available to GM bandwidth on our system.  As part of the agreement, OnStar provides certain call-center related services directly to XM subscribers who are also OnStar customers and XM must reimburse OnStar for these XM-related call center services.  The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio’s service.  The agreement is subject to renegotiation if as of November 2005, and at two-year intervals thereafter, GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving our service, starting with 1,240,000 units by November 2005, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market.  There can be no assurances as to the outcome of any such renegotiations.  General Motors’ exclusivity obligations will discontinue if, by November 2005 and at two-year intervals thereafter, we fail to achieve and maintain specified minimum market share levels in the satellite digital radio service market (we are currently in excess of the minimum market share levels).  Prior to 2001, we had not incurred any costs under the distribution agreement.  As of March 31, 2003 and 2002, we had paid $15.7 million and $1.1 million, respectively, and incurred total costs of $49.5 million and $2.4 million, respectively, under the distribution agreement.

Non-Cash Stock-Based Expense

We incurred non-cash compensation charges of approximately $3.0 million and $0.6 million during the three-months ended March 31, 2003 and 2002, respectively.  These charges relate to stock options granted to employees and non-employees and warrants granted to Sony and CNBC.  Additional compensation charges may result depending upon the market value of the Parent’s Class A common stock at each balance sheet date.

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

We are a party to a long-term distribution agreement with the OnStar division of General Motors that provides for the installation of XM radios in General Motors vehicles, as further described above under the heading “Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments.” In connection with the development of our terrestrial repeater network, we are a party to a contract with Hughes Electronics Corporation and were under a contract with LCC International (LCCI), as further described under the heading “Liquidity and Capital Resources—Capital Expenditures.”  DIRECTV has provided consulting services in connection with the development of our customer care center and billing operations.  We have agreements with OnStar, Clear Channel Communications, DIRECTV and American Honda to make available use of our bandwidth.  We have a sponsorship agreement with Clear Channel Entertainment to advertise our service at Clear Channel Entertainment concerts and venues.  Premiere Radio Networks, a subsidiary of Clear Channel Communications, is our advertising sales representative.  We also run advertisements on a spot and network basis on radio stations owned by Clear Channel.

During November 2002, we initiated joint promotional activities with General Motors, targeted at new GM car buyers who subscribe to XM service.  During the three-months ending March 31, 2003, approximately 54,000 subscribers took advantage of the joint promotion.  In addition, during December  2002, GM purchased XM service for approximately 7,000 of their dealers.  These subscriptions are included in our total subscriptions.  Subscriber revenues from both these activities are recorded as related party revenue.

General Motors is one of our largest shareholders and Chester A. Huber, Jr., the president of OnStar, is a member of our board of directors.  Hughes Electronics is one of our largest shareholders and is a subsidiary of General Motors.  Jack Shaw, a member of our board of directors, is Chief Executive Officer of Hughes Electronics Corporation.  Dr. Rajendra Singh, who was a member of our board of directors until May 23, 2002, is a member of the board of directors of LCCI and controls the largest shareholder of LCCI.  LCCI ceased to be a related party of ours during 2002.  DIRECTV, a subsidiary of Hughes Electronics, was a holder of our Series C preferred stock during 2002.  Randall Mays, a member of our board of directors, is executive vice president and chief financial officer of Clear Channel Communications.  Thomas G. Elliott, a member of our board of directors, is Executive Vice President, Automobile Operations of American Honda Motor Company.  Gary Parsons, the chairman of our board of directors, was until May 1, 2002 chairman of the board of directors of Motient, a significant early investor and formerly our controlling stockholder.  Mr. Parsons no longer serves on Motient’s board of directors and Motient is no longer a significant stockholder of ours.

We earned the following revenue in connection with the sale of XM service to related parties described above (in thousands):

	Three Months Ending March 31,	GM
Subscriber revenue	2002	—
	2003	1,050

We have incurred the following costs in transactions with the related parties described above (in thousands):

	Three Months Ending March 31,	GM	Hughes	DIRECTV	Clear Channel	LCCI	Motient	Parent
Terrestrial repeater network engineering and manufacturing	2002	—	10,927	—	—	4,515	—	—
	2003	—	69	—	—	—	—	—
								—
Terrestrial repeater site leases	2002	—	—	33	12	—	—	—
	2003	—	—	—	15	—	—	—
								—
Customer care and billing Operations	2002	8	—	—	—	—	—	—
	2003	—	—	—	—	—	—	—
								—
Ad sales	2002	—	—	—	1,595	—	—	—
	2003	—	—	—	1,834	—	—	—
								—
Marketing	2002	1,088	—	—	581	—	—	—
	2003	18,146	—	—	1,072	—	—	—
								—
General and administrative	2002	—	—	—	—	—	40	—
	2003	—	—	—	—	—	—	—

Broadcast and operations	2002	—	—	—	—	—	—	1,071
	2003	—	—	—	—	—	—	1,072

Capital Expenditures

Satellite Contract.    Under our satellite contract, Boeing Satellite Systems (BSS) delivered two satellites in orbit and is to complete construction of a ground spare satellite.  BSS also provided ground equipment and software used in the XM Radio system and certain launch and operations support services.  The contract also provides for in-orbit incentives to be earned depending on the performance of the in-orbit satellites over their useful lives.  Future payments under the satellite contract could total up to an additional $68.3 million over the useful lives of the satellites.

On December 5, 2001, BSS and we amended the satellite contract so as to permit the deferral of approximately $31.4 million of payments to be made under the agreement, as well as to provide certain additional rights and obligations to us, including the launch of the ground spare satellite on the SeaLaunch launch vehicle should the ground spare satellite be launched between specified dates.  Amounts deferred under the satellite contract include (i) $15.0 million of the purchase price for the ground spare satellite and (ii) $16.4 million of in-orbit incentive payments relating to our two existing satellites, XM “Rock” and XM “Roll.”  Interest will accrue on the $15.0 million commencing when the ground spare satellite is available for shipment (it is currently being modified to address the solar power anomaly), and the principal of such amount is to be paid on December 5, 2006.  Similarly, the $16.4 million of incentive payments relating to Rock and Roll has been deferred (with interest payable currently), with the principal amount (to the extent earned) payable on December 5, 2006.  After December 5, 2006, BSS must repay us incentive amounts that are not earned on a current basis.  Incentive payment amounts are earned (and expensed through operations) on a daily basis for each day that a satellite meets or exceeds its applicable performance specifications.  Under the amendment, the deferred amounts bear interest at the rate of 8%, compounded annually, and are payable quarterly in arrears.

As of March 31, 2003, we had paid approximately $ 470.8 million under our satellite contract and had recognized an additional liability of $2.6 million for deferred in-orbit incentives and related interest.

Terrestrial Repeater System.    As of March 31, 2003, we incurred aggregate costs of approximately $ 267.6 million for a terrestrial repeater system.  These costs covered the capital cost of the design, development and installation of a system of terrestrial repeaters to cover approximately 60 cities and metropolitan areas.  In August 1999, we signed a contract with LCC International (LCCI) for engineering and site preparation.  As of March 31, 2003, we had paid $ 128.4 million under this contract.  There are no further payments due under the LCCI contract.  We also entered into a contract effective October 22, 1999, with Hughes Electronics Corporation for the design, development and manufacture of the terrestrial repeaters.  As of March 31, 2003, we had paid $ 113.9 million under this contract and recorded an additional liability of $29,000.

Ground Segment.    As of March 31, 2003, we incurred aggregate ground segment costs of approximately $131.3 million.  These costs were related to the satellite control facilities, programming production studios and various other equipment and facilities.

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

•              In March 2000, XM issued $325.0 million aggregate principal amount of 14% Senior Secured Notes due 2010.  Following our January 2003 financing, less than $25 million of these notes remained outstanding.  Principal on the 14% Senior Secured Notes due 2010 is payable at maturity, while interest is payable semi-annually.

•              In March 2001, Holdings issued $125.0 million aggregate principal amount of 7.75% convertible subordinated notes due 2006.  In July and August 2001, holders of convertible subordinated notes exchanged $45.9 million of notes for 4,194,272 shares of Holdings’ Class A common stock.  As a result of these transactions, approximately $79.1 million of the notes remained.  Principal on the convertible subordinated notes is payable at maturity, while interest is payable semi-annually.  During the first quarter of 2003, we exchanged approximately $20.9 million aggregate principal of these notes for a combination of cash and Class A common stock.  Therefore, at March 31, 2003, approximately $58.2 million aggregate principal of these notes remain outstanding.

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

•              On January 28, 2003, we completed a three-part financing.

•              We and Holdings issued $279.3 million aggregate principal amount at maturity of 10% Senior Secured Discount Convertible Notes in a private placement.  Principal on the 10% Senior Secured Discount Convertible Notes is payable at maturity, while interest accretes until January 1, 2006 and is thereafter payable semi-annually in cash or, at our option, in additional notes.  If all of the interest is paid in additional notes, these notes would aggregate $412.6 million when they come due in 2009.

•              We and Holdings issued to OnStar $89.0 million in aggregate principal amount of a 10% Senior Secured Convertible Note due December 31, 2009 in lieu of our obligation to make $115 million in guaranteed payments from 2003 to 2006 under the General Motors distribution agreement.  Principal on the OnStar note is payable at maturity, while interest, which is due semi-annually, is payable at our option in shares of Holdings’ Class A common stock.

•              We and Holdings completed an exchange of $300.2 million aggregate principal amount of the 14% Senior Secured Notes due 2010 for $438.0 million aggregate principal amount at maturity ($300.2 million accreted value as of March 15, 2003) of 14% Senior Secured Discount Notes due 2009, cash and warrants to purchase Class A common stock.  Principal on the 14% Senior Secured Discount Notes due 2009 is payable at maturity, while interest accretes until December 31, 2005 and is thereafter payable semi-annually.  Through May 6, 2003, we have extinguished $65.5 million carrying value, or $94.2 million face amount at maturity, of these notes.

Based on the various terms of our long-term debt, our ability to redeem any long-term debt is limited.  We have and may continue to take advantage of opportunities to reduce our level of indebtedness in exchange for issuing equity securities, if these transactions can be completed on favorable terms.

Recent Accounting Pronouncements

We adopted SFAS No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003, and SFAS 143 does not have a material impact on the financial statements.  Our asset retirement obligations are limited to the deconstruction of terrestrial repeater sites.  SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period in which it is incurred.  When a new liability is recorded, we will capitalize the costs of the liability by increasing the carrying amount of the related long-lived asset.  The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset.  Upon settlement of the liability, an entity settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies.  SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions.  We recorded a loss $(2.1) million during the three-months ended March 31, 2003 from the early retirement of $17.9 million of principal.  The loss is reported in other income (expense) on the condensed consolidated statement of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when incurred at fair value.  The adoption of SFAS No. 146 may have an effect on the timing of future restructuring charges taken, if and when they occur.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.  This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements.  The disclosures required by SFAS No. 148 are included in note 7 to these condensed consolidated financial statements.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2003, we do not have any derivative financial instruments and do not intend to use derivatives.  We do not hold or issue any free-standing derivatives.  We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds.  Our long-term debt includes fixed interest rates and the fair market value of the debt is sensitive to changes in interest rates.  We run the risk that market rates will decline and the required payments will exceed those based on current market rates.  Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.  Included in our related party long-term debt owed to GM is a balance of $13.5 million, of which $3.5 million will be converted to shares of Class A common stock under our distribution agreement with OnStar and $10.0 million will be drawn under our Senior Secured Credit Facility with GM.  This facility has a variable interest rate.  A change of one percentage point in the interest rate applicable to this $10.0 million of variable rate debt at March 31, 2003 would result in a fluctuation of approximately $0.1 million in our annual interest expense.  Additionally, we believe that our exposure to interest rate risk is not material to our results of operations.

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

PART II: OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

January 2003 Financing Transactions

On January 28, 2003, we and our parent, XM Satellite Radio Holdings Inc. (“Holdings”), completed (1) an exchange of over $300 million of the $325 million aggregate principal amount of our outstanding debt, (2) a restructuring of $250 million in payment obligations to General Motors Corporation through 2006, and (3) a private placement resulting in gross proceeds to us of $225 million.  The following summary of these transactions is qualified in its entirety by reference to the principal transaction documents, filed as exhibits to Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 31, 2003.

The Exchange Offer

We and Holdings accepted for exchange $300.2 million aggregate principal amount of the previously outstanding $325.0 million of our 14% Senior Secured Notes due 2010.  For each $1,000 principal amount of notes tendered for exchange, the tendering holder received:

•                  $1,459 principal amount at maturity of 14% Senior Secured Discount Notes due 2009 issued by XM and guaranteed by Holdings;

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

Transactions with General Motors

Under certain agreements with General Motors and its subsidiary, OnStar Corporation, we and Holdings issued to OnStar a 10% Senior Secured Convertible Note due December 31, 2009 with an aggregate principal amount of $89 million in lieu of our obligation to make $115 million in guaranteed payments from 2003 to 2006 under our distribution agreement with OnStar Corporation and issued a warrant to General Motors to purchase 10 million shares of Holdings’ Class A common stock at an exercise price of $3.18 per share.  The warrant is fully vested and expires after five years.  The note issued to OnStar is convertible and the warrant exercisable only to the extent General Motors would not beneficially own more than 19.9% of Holdings’ Class A common stock, unless Holdings and General Motors otherwise agree and certain stockholder approvals are obtained.

OnStar will be able to convert the note into shares of Class A common stock pursuant to a vesting schedule so that on each date prior to and including December 31, 2006 that we would have been obligated to make scheduled guaranteed payments under the distribution agreement, a pro rata portion of the OnStar note corresponding to the scheduled guaranteed payment will become convertible at the option of OnStar at a conversion price equal to 90% of the fair market value of a share of Class A common stock (calculated as described above) on the date of conversion; provided that, the conversion price will be not less than $5 per share nor greater than $10 per share during 2003, not less than $5 per share nor greater than $15 per share during 2004, and not less than $5 per share nor greater than $20 per share thereafter.

Transactions with New Investors

We and Holdings sold $210.0 million of 10% Senior Secured Discount Convertible Notes due December 31, 2009 to certain institutional and accredited investors, including some of Holdings’ current investors.  At any time, a holder of new investor notes may convert all or part of the accreted value of its notes at a conversion price of $3.18 per share.

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

Holdings also sold $15.0 million of its Class A common stock at a per share purchase price of $2.70 to a private investor and issued a warrant to purchase 900,000 shares of its Class A common stock at an exercise price of $3.18 per share to R. Steven Hicks, who joined our board of directors in connection with these transactions.

Exemptions; Use of Proceeds

We issued the exchange notes in reliance on the exemption from registration afforded by Section 3(a)(9) of the Securities Act.  We have not sold securities of the same class as the exchange notes and no such sales are planned.  We did not pay or give, and will not pay or give, directly or indirectly, any commission or remuneration to any broker, dealer, salesman, agent or other person for soliciting tenders in the exchange offer.  To the extent solicitations were undertaken by our officers and employees, such officers and employees did not and will not receive additional compensation for making such solicitations and such activities were merely incidental to their normal duties and responsibilities.

We and Holdings issued the OnStar note and the new investor notes in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 thereunder.  Proceeds from the sale of the new investor notes and the Class A common stock and the exercise of the warrants will be used for general business and administrative expenses.

Other Issuances

In February and March 2003, Holdings and we issued 4,352,375 shares of Holdings' Class A common stock and paid $6.7 million in cash in exchange for $38.9 million carrying value (or $46.1 million fully accreted face value at maturity) of Holdings' 7.75% Convertible Subordinated Notes due 2006, our 14% Senior Secured notes due 2010, and our 14% senior secured discount notes due 2009 in transactions that were exempt from registration under Section 3(a)(9) of the Securities Act.  Holdings and we also issued 1,669,400 shares of Holdings' Class A common stock in exchange for warrants to purchase 2,392,325 shares of Holdings' Class A common stock in transactions that were exempt from registration under Section 3(a)(9) of the Securities Act.

In April 2003 and through May 6, 2003, Holdings and we issued 5,775,000 shares of Holdings' Class A common stock in exchange for $48.9 million carrying value (or $70.9 million fully accreted face value at maturity) of our 14% Senior Secured Discount Notes due 2009 in transactions that were exempt from registration under Section 3(a)(9) of the Securities Act.  Holdings and we also issued 978,000 shares of Holdings' Class A common stock for warrants to purchase 1,275,000 shares of Holdings' Class A common stock in transactions that were exempt from registration under Section 3(a)(9) of the Securities Act.

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

3.6

Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Holdings’ Annual Report on Form 10-K, filed with the SEC on March 31, 2003).

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

4.24

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

4.28	Form of 10% Senior Secured Convertible Note due 2009 (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.29	Form of 10% Senior Secured Discount Convertible Note due 2009 (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.30	Global 14% Senior Secured Discount Note due 2009 (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.31	Global Common Stock Purchase Warrant (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.32	Common Stock Purchase Warrant issued to General Motors Corporation (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.33	Common Stock Purchase Warrant issued to R. Steven Hicks (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.34

Second Supplemental Indenture, dated as of December 23, 2002, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 15, 2003).

4.35

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

10.42	Director Designation Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein.

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

10.50	Form of Employment Agreement, dated as of March 20, 2003, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Hugh Panero.

10.51	Form of Employment Agreement, dated as of March 20, 2003, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Gary Parsons.

10.52	Form of Executive Stock Option Agreement.

99.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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

On May 8, 2003, Holdings filed a Current Report on Form 8-K to report financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XM SATELLITE RADIO INC.
(Registrant)

May 15, 2003	By:	/s/ Hugh Panero
Hugh Panero,
President and Chief Executive Officer
(principal executive officer)

XM SATELLITE RADIO INC.
(Registrant)

May 15, 2003	By:	/s/ Joseph J. Euteneuer
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

Date: May 15, 2003

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

Date: May 15, 2003

By:	/s/ Joseph J. Euteneuer
Joseph J. Euteneuer
Executive Vice President and Chief Financial Officer
(principal financial officer)