Form 10-Q
period 2003-06-30
XM SATELLITE RADIO INC
filed 2003-08-14
CIK 1116317

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2003

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

Yes ☒    No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of June 30, 2003)

COMMON STOCK, $0.10 PAR VALUE	125 SHARES (all of which are issued to XM Satellite Radio Holdings Inc.)

XM SATELLITE RADIO INC. AND SUBSIDIARIES

INDEX

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements

Unaudited Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2003 and 2002

Condensed Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002

Unaudited Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2003 and 2002

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II—OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

Item 6.	Exhibits and Reports on Form 8-K

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

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

XM SATELLITE RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Month and Six-Month Periods ended June 30, 2003 and 2002

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002
	(in thousands, except share and per share data)
Revenue:
Subscription revenue	$16,117	$2,847	$27,707	$4,213
Activation revenue	394	103	689	127
Equipment revenue	1,017	—	1,609	—
Net ad sales revenue	599	699	1,047	1,088
Other	194	190	321	196

Total revenue	18,321	3,839	31,373	5,624

Operating expenses:
Cost of revenue (excludes depreciation & amortization, shown below):
Revenue share & royalties	5,490	772	9,479	1,445
Customer care & billing	5,588	3,924	10,635	6,434
Cost of equipment	1,855	—	2,968	—
Ad sales	561	390	998	557
Satellite & terrestrial	10,001	12,188	22,572	22,666
Broadcast & operations	5,891	5,404	12,395	10,813
Programming & content	5,261	7,473	10,048	13,497

Total cost of revenue	34,647	30,151	69,095	55,412

Research & development (excludes depreciation and amortization, shown below)	2,919	2,411	5,386	4,735
General & administrative (excludes depreciation and amortization, shown below)	6,276	6,383	15,082	11,706
Marketing (excludes depreciation and amortization, shown below)	53,025	45,702	88,326	91,948
Depreciation & amortization	39,441	24,178	78,854	46,318

Total operating expenses	136,308	108,825	256,743	210,119

Operating loss	(117,987)	(104,986)	(225,370)	(204,495)
Other income (expense):
Interest income	88	719	130	1,679
Interest expense	(24,645)	(12,821)	(45,985)	(25,804)
Other income (expense)	(19,191)	434	(21,507)	333

Net loss	$(161,735)	$(116,654)	$(292,732)	$(228,287)

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2003 and December 31, 2002

	June 30, 2003	December 31, 2002
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$157,941	$6,726
Restricted investments	5,070	25,014
Accounts receivable, net of allowance for doubtful accounts of $368 and $241	5,246	3,756
Due from related parties	104,193	1,478
Related party prepaid expenses	22,261	—
Prepaid and other current assets	18,897	10,362

Total current assets	313,608	47,336

Other Assets:
Restricted investments, net of current portion	392	1,673
System under construction	19,558	18,558
Property and equipment, net of accumulated depreciation and amortization of $234,372 and $156,400	740,854	814,966
DARS license	141,200	144,042
Intangibles, net of accumulated amortization of $3,797 and $3,172	9,065	9,690
Deferred financing fees, net of accumulated amortization of $5,092 and $2,474	47,213	6,749
Related party prepaid expenses, net of current portion	55,652	—
Prepaid and other assets, net of current portion	4,481	1,333

Total assets	$1,332,023	$1,044,347

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$31,363	$36,142
Accrued expenses	43,312	51,922
Accrued network optimization expenses	3,892	2,201
Current portion of long-term debt	5,603	3,408
Due to related parties	3,351	13,410
Accrued interest	2,905	14,286
Deferred revenue	17,696	9,925

Total current liabilities	108,122	131,294

Related party long-term debt, net of current portion	109,687	—
Long-term debt, net of current portion	500,721	270,347
Due to related parties, net of current portion	16,426	10,618
Deferred revenue, net of current portion	5,854	2,372
Other non-current liabilities	16,154	15,190

Total liabilities	756,964	429,821

Stockholder’s equity:
Common stock, par value $0.10; 3,000 shares authorized, 125 shares issued and outstanding	—	—
Additional paid-in capital	1,742,819	1,489,555
Accumulated deficit	(1,167,760)	(875,029)

Total stockholder’s equity	575,059	614,526

Commitments and contingencies
Total liabilities and stockholder’s equity	$1,332,023	$1,044,347

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six-Month Periods ended June 30, 2003 and 2002

	Six Months ended June 30,
	2003	2002
	(in thousands)
Cash flows from operating activities:
Net loss	$(292,732)	$(228,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	368	97
Ad sales barter revenue	(24)	(165)
Depreciation and amortization	78,855	46,317
Accretion of interest	18,308	—
Loss on disposal of computer software	464	—
Non-cash loss on conversion of 14% senior secured notes	21,444	—
Amortization of deferred financing fees and debt discount	8,673	2,160
Non-cash stock-based compensation	8,976	480
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,858)	(1,360)
(Increase) decrease in due from related parties	(1,122)	—
(Increase) decrease in prepaid and other assets	(11,660)	(624)
Increase (decrease) in accounts payable and accrued expenses	14,694	7,268
Increase (decrease) in amounts due to related parties	6,879	9,502
Increase (decrease) in deferred revenue	11,252	3,750
Increase (decrease) in accrued interest	(11,381)	123

Net cash used in operating activities	(148,864)	(160,739)

Cash flows from investing activities:
Purchase of property and equipment	(4,787)	(17,189)
Additions to system under construction	(1,000)	(32,818)
Net purchase/maturity of restricted investments	22,750	22,750
Other investing activities	(2,699)	11,371

Net cash used in investing activities	14,264	(15,886)

Cash flows from financing activities:
Proceeds from sale of common stock and capital contribution	15,457	115,461
Proceeds from issuance of 12% senior secured notes	175,000	—
Proceeds from issuance of 10% convertible notes	102,332	—
Payment on capital lease obligations	(1,724)	(1,204)
Payments for deferred financing costs	(5,250)	—

Net cash provided by financing activities	285,815	114,257

Net increase (decrease) in cash and cash equivalents	151,215	(62,368)
Cash and cash equivalents at beginning of period	6,726	62,368

Cash and cash equivalents at end of period	$157,941	$—

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

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the consolidated financial position of XM Satellite Radio Inc. and its subsidiaries as of June 30, 2003 and December 31, 2002, and the results of operations and cash flows for the three months ended June 30, 2003 and 2002. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year. The accompanying financial statements are unaudited and should be read in conjunction with the Company’s 2002 consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K. Certain reclassifications have been made to prior-period amounts to conform with the 2003 presentation, including the reclassification of ad sales expense and certain revenue share payments to cost of revenue.

(3)    Stock-Based Compensation

At June 30, 2003, the Company had two stock-based employee compensation plans that provide for the issuance of options to purchase the Parent’s Class A common stock. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended June 30,
	2003	2002
	(amounts in thousands)

Net loss, as reported	$(161,735)	$(116,654)
Add: stock-based employee compensation expense included in net loss, net of tax	—	311
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards	(7,957)	(7,723)

Pro forma net loss	$(169,692)	$(124,066)

	Six months ended June 30,
	2003	2002
	(amounts in thousands, except per share data)

Net loss, as reported	$(292,732)	$(228,287)
Add: stock-based employee compensation expense included in net loss, net of tax	—	400
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards	(14,023)	(15,547)

Pro forma net loss	$(306,755)	$(243,434)

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)    Recent Financing Transactions

June 2003 Financing

Offering of 12% Senior Secured Notes due 2010

On June 17, 2003, the Company completed an offering of $175 million of its 12% Senior Secured Notes due June 15, 2010. Interest on the notes is payable every six months in cash in arrears on December 15 and June 15, commencing on December 15, 2003. The notes are guaranteed by the Parent and will rank equally in right of payment with all of the Company’s other existing and future senior indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness. The Company may, at its option, redeem the notes at declining redemption prices at any time on or after June 15, 2007. At any time on or prior to June 15, 2006, the Company may redeem a portion of the outstanding notes with the proceeds of certain equity offerings as long as the redemption occurs within 90 days of the date of the closing of such equity offering and at least $100 million aggregate principal amount of notes remains outstanding after the redemption. In July 2003, an additional $10 million of these 12% senior secured notes due 2010 were issued pursuant to the over-allotment option.

January 2003 Financings

On January 28, 2003, the Company and the Parent completed (1) an exchange of over $300 million of the $325 million aggregate principal amount of outstanding debt issued by the Company, (2) a restructuring of $250 million in payment obligations to General Motors Corporation (“GM”) due through 2006, and (3) a private placement resulting in gross proceeds to the Company of $225 million.

14% Senior Secured Discount Notes Issued in Exchange

The Company accepted for exchange $300.2 million aggregate principal amount of the previously outstanding $325.0 million of XMSR’s 14% Senior Secured Notes due 2010 (“Old Notes”). For each $1,000 principal amount of notes tendered for exchange, the tendering holder received:

•	$1,459 principal amount at maturity of 14% Senior Secured Discount Notes due 2009 (“New Notes”) issued by XM Satellite Radio Inc. and guaranteed by XM Satellite Radio Holdings Inc.;

•	a warrant to purchase 85 shares of the Parent’s Class A common stock at an exercise price of $3.18 per share; and

•	$70 in cash.

The exercise price of each warrant may be paid either in cash or without the payment of cash by reducing the number of shares of Class A common stock that would be obtainable upon the exercise of a warrant. The warrants are fully vested and expire December 31, 2009. The face value of the New Notes is reduced by a discount of $60,981,000 associated with the fair value of the related warrants. The fair value of the warrants was calculated using a Black-Scholes based methodology. The face value of these notes is also reduced by an allocation of the unamortized discount on the Old Notes of $52,421,000. This exchange was accounted for as a troubled debt restructuring, and therefore, the modification of terms has been accounted for prospectively from the time of the restructuring. The New Notes are reported on the Company’s condensed consolidated balance sheet as of June 30, 2003 as follows (in thousands).

Face amount of notes at January 28, 2003	$300,176
Warrant discount at January 28, 2003	(113,402)

Carrying amount at January 28, 2003	186,774
Discount amortization / interest accretion (Jan.-Mar. 2003)	4,156
Extinguishments (Jan.-Mar. 2003)	(9,990)

Carrying amount on March 31, 2003	180,940
Discount amortization / interest accretion (Apr.-Jun. 2003)	9,452
Extinguishments (Apr.-Jun. 2003) (see Note 5)	(30,974)

Carrying amount at June 30, 2003	$159,418

Restructuring of GM Obligations

        Under certain agreements with General Motors and its subsidiary, OnStar Corporation, the Company and the Parent issued to OnStar a 10% Senior Secured Convertible Note due December 31, 2009 with an aggregate principal amount of $89 million in lieu of the Company’s obligation to make $115 million in guaranteed payments from 2003 to 2006 under the distribution agreement with OnStar Corporation. The Company and the Parent entered into a $100 million credit facility with General Motors and the Parent issued a warrant to General Motors to purchase 10 million shares of Class A common stock at an exercise price of $3.18 per share. The warrant is fully vested and expires after five years. The Company determined that the fair value of the warrant was $25.2 million and the unamortized amount is included in deferred financing fees on the Company’s condensed consolidated balance sheet as of March 31, 2003. The fair value of the warrant was calculated using a Black-Scholes based methodology. The note issued to OnStar is convertible and the warrant exercisable only to the extent General Motors would not beneficially own more than 19.9% of the Parent’s Class A common stock, unless the Company and General Motors otherwise agree and certain stockholder approvals are obtained.

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

Private Placement of 10% Senior Secured Discount Convertible Notes and Class A Common Stock

The Parent and the Company sold $210.0 million of 10% Senior Secured Discount Convertible Notes due December 31, 2009 to certain institutional and accredited investors, including some of its current investors. The Company and the Parent are co-obligors on these new investor notes. At any time, a holder of new investor notes may convert all or part of the accreted value of its notes at a conversion price of $3.18 per share. The face value of the 10% senior secured discount convertible notes is reduced by a discount of $2,842,000 associated with the fair value of the consideration provided to certain of these investors at the time of issuance. The face value of these notes is also reduced by a beneficial conversion feature of $68,879,000. These notes are reported on the Company’s condensed consolidated balance sheet as of June 30, 2003 as follows (in thousands).

Face amount of notes at January 28, 2003	$210,000
Discount at January 28, 2003	(2,842)
Beneficial conversion feature at January 28, 2003	(68,879)

Carrying amount at January 28, 2003	138,279
Discount amortization/interest accretion (Jan.-Mar. 2003)	3,766

Carrying amount at March 31, 2003	142,045
Discount amortization / interest accretion (Apr.-Jun. 2003)	6,152
Extinguishments (Apr.-Jun. 2003)(see Note 5)	(2,769)

Carrying amount at June 30, 2003	$145,428

        The Company is not able to prepay or redeem the new investor notes. Beginning four years after the issuance of the new investor notes, the Parent will be able to convert all, but not less than all of the notes at the conversion price if: (i) shares of the Parent’s Class A common stock have traded on the Nasdaq National Market or a national securities exchange for the previous 30 trading days at 200% of the conversion price, (ii) the Company reported earnings before interest income and expense, other income, taxes, depreciation (including amounts related to research and development) and amortization greater than $0 for the immediately preceding quarterly period for which the Company reports its financial results, (iii) immediately following such conversion, the aggregate amount of the Parent’s and its subsidiaries’ indebtedness is less than $250 million, and (iv) no shares of the Parent’s Series C preferred stock remain outstanding. The Parent has committed to refer (or may provide directly as described below) one of the investors in our January 2003 convertible notes offering to potential sources of freely tradable shares of the Parent’s Class A common stock for borrowing and hedging activities. To date its efforts have included identifying other significant holders of the Class A common stock who may be interested in entering into an arrangement with this investor. Should these referrals not result in this investor obtaining a stock loan, the Parent may issue up to 7.5 million shares of the Parent’s Class A common stock to this investor for a purchase price payable by an interest-bearing promissory note and concurrently enter into a repurchase/resale agreement with this investor at the same purchase price with a repurchase or resale to occur after two years. The accounting impact of an issuance and then repurchase or resale will ultimately depend on how the transaction is structured. One of the members of the Company’s board of directors is a limited partner of this investor.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Parent also sold $15.0 million of its Class A common stock at a per share purchase price of $2.70 to a private investor and issued a warrant to purchase 900,000 shares of its Class A common stock at an exercise price of $3.18 per share to R. Steven Hicks, who joined the Company’s board of directors in connection with these transactions. This warrant was valued at $2.3 million using a Black-Scholes based methodology, and the unamortized amount is included in deferred financing fees on the condensed consolidated balance sheet as of June 30, 2003.

The proceeds of the January 2003 financing transactions are held at the Parent and will be used to fund the operations of the Company on an as-needed basis.

(5)    De-leveraging Transactions

During the six-month period ended June 30, 2003, the Company and the Parent entered into agreements with certain holders of notes to retire $71.8 million carrying value which included accrued interest, or $101.7 million fully accreted face value at maturity, of the Company’s notes, for 9,772,896 shares of the Parent’s Class A common stock. The Parent recorded a loss of $21.4 million from these debt extinguishments in other expense on the condensed consolidated statement of operations for the six months ended June 30, 2003. During the three-month period ended June 30, 2003, agreements were entered into with holders of notes to retire $53.7 million carrying value, which included accrued interest or $76.4 million fully accreted face value at maturity, of their notes, for 7,111,396 shares of Class A common stock. The Company recorded a loss of $19.4 million from these debt extinguishments in other expense on the condensed consolidated statement of operations for the three months ended June 30, 2003.

(6)    Long-Term Debt

Long-term debt at June 30, 2003 and December 31, 2002 consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
14% senior secured notes—original issue due 2010	$22,824	$325,000
Less: unamortized discount on 14% senior secured notes due 2010	(3,884)	(57,102)
14% senior secured notes due 2009	235,443	—
Add: accretion of interest on 14% senior secured notes	9,614	—
Less: unamortized discount on 14% senior secured notes due 2009	(85,639)	—
12% senior secured notes due 2010	175,000	—
10% senior secured discount convertible notes	205,900	—
Add: accretion of interest on 10% senior secured discount convertible notes	8,694	—
Less: unamortized discount on 10% senior secured discount convertible notes	(69,166)	—
Notes payable	4,579	—
Related party long-term debt	109,687	—
Capital leases	2,959	5,857

Total debt	$616,011	$273,755
Less current installments	(5,603)	(3,408)

Long-term debt, excluding current installments	$610,408	$270,347

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a)    14% Senior Secured Notes

On March 15, 2000, the Company closed a private placement of 325,000 units, each unit consisting of $1,000 principal amount of Old Notes and one warrant to purchase 8.024815 shares of the Parent’s Class A common stock at a price of $49.50 per share. The Company realized net proceeds of $191,500,000, excluding $123,000,000 used to acquire securities that will be used to pay interest payments due under the notes for the first three years. The $325,000,000 face value of the notes was offset by a discount of $65,746,000 associated with the fair value of the related warrants. In January 2003, the Parent completed an exchange of 300,176 Old Notes for $437,956,784 principal amount at maturity of New Notes, warrants to purchase 25,514,960 shares of the Parent’s Class A common stock at a price of $3.18 per share and $21,012,320 in cash. The face value of the New Notes was offset by a discount of $60,981,000 associated with the fair value of the related warrants isssued by the Parent. The face value of these notes is also reduced by a discount of $52,421,000 associated with the allocation of the discount on the Old Notes. As of June 30, 2003 and December 31, 2002, the Company had amortized $13,087,000 and $8,644,000 of the discount, respectively. During the six months ended June 30, 2003, the Parent also extinguished $2,000,000 principal amount at maturity, of Old Notes plus accrued interest and $65,483,000 carrying value, or $94,208,000 fully accreted face value at maturity, of New Notes by issuing 8,448,500 shares of the Parent’s Class A common stock.

(b)    12% Senior Secured Notes

On June 17, 2003, the Company sold $175,000,000 of 12% senior secured notes due June 15, 2010 to certain institutional and accredited investors, including some of its current investors. In July 2003, an additional $10 million of these 12% senior secured notes due 2010 were issued pursuant to the over-allotment option.

(c)    10% Senior Secured Discount Convertible Notes

On January 28, 2003, the Company and the Parent sold $210,000,000 of 10% senior secured discount convertible notes due December 31, 2009 to certain institutional and accredited investors, including some of its current investors. The $210,000,000 face value of the notes was offset by a discount of $2,842,000 associated with the fair value of the consideration provided to certain of these investors at the time of issuance. In connection with this transaction, the Company also recognized a beneficial conversion feature of $68,879,000. During the six months ended June 30, 2003, the Company and the Parent also exchanged $4,212,000 carrying value, or $5,453,000 principal amount at maturity, of 10% senior secured discount convertible notes due 2009 by issuing 1,324,396 shares of the Parent’s Class A common stock. The Company recorded the discount of $1,331,000 attributable to the beneficial conversion of these exchanged notes to interest expense during the three- and six-month periods ended June 30, 2003. The Parent may require conversion on or after January 28, 2007 of all of the notes into shares of Class A common stock at a conversion price of $3.18 per share. The holders of the notes may convert their notes into Class A common stock at any time prior to maturity.

(d)    Notes Payable

The Company has established notes payable for credit facilities to vendors for the deferral of up to $6,000,000 million in amounts owed. These notes are payable in 2004 and 2005 and accrue interest at 6%. As of June 30, 2003, the balance due on these credit facilities was $4,579,000. The Parent also issued warrants in connection with these notes. The fair value of these warrants is $169,000 and is included in deferred financing fees.

(e)    Related Party Notes

On January 28, 2003, the Company and the Parent issued to Onstar, a subsidiary of GM, a 10% senior secured convertible note due December 31, 2009 with an aggregate principal amount of $89,042,000 in lieu of XMSR’s obligation to make $115,000,000 in guaranteed payments from 2003 to 2006 under the distribution agreement with Onstar. GM also provided the Company with the ability to make up to $35,000,000 in future subscriber acquisition payments that the Company may owe to Onstar under the distribution agreement in shares of the Parent’s Class A common stock and provided the Company with a $100,000,000 credit facility agreement. As of June 30, 2003, the Company has incurred $20,644,000 in subscriber acquisition payments due to Onstar that may be converted into the Parent’s Class A common stock.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)    Liquidity

The Company is devoting its efforts to market its digital audio radio service and to increase its subscriber base. This effort involves substantial risk and future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. The Company commenced commercial operations in the fourth quarter of 2001 and has an accumulated deficit of $1.2 billion. On January 28, 2003, the Company and the Parent completed a $475 million financing, which included $225 million of new funds and $250 million of payment deferrals and a line of credit. Additionally, on June 17, 2003, the Company completed a $175 million financing of 12% senior secured notes. In July 2003, an additional $10 million of the 12% senior secured notes were issued pursuant to the over-alloment option. The total amount of equity and debt raised through June 30, 2003 is $2.1 billion. Provided that the Company meets the revenue, expense and cash flow projections of its business plan, the Company expects to be fully funded and will not need to raise additional financing to continue operations; the Company’s business plan contemplates the use of either insurance proceeds and/or interim vendor financing to help fund the replacement satellite(s). The Company may need to raise additional funding depending on the amount and timing of the receipt of the insurance proceeds. The Company is dependent on the Parent to meet certain of its funding requirements, and the Parent has indicated that it presently intends to fund the Company’s ongoing business operations.

(8)    Revenue Recognition

The Company derives revenue primarily from basic and premium subscription and activation fees as well as advertising, direct sales of equipment and royalties.

Revenue from subscribers, which is generally billed in advance, consists of (i) fixed charges for service, which are recognized as the service is provided and (ii) non-refundable activation fees that are recognized ratably over the estimated 40-month life of the customer relationship. Direct activation costs are expensed as incurred. Promotions for free or discounted activation or service are treated as a reduction to revenue during the period of the promotion. Rebates to subscribers are recorded as reductions to revenue when claimed.

The Company recognizes advertising revenue from sales of advertisements in the period in which the advertisement is broadcast. Agency fees are presented as a reduction to revenue in the condensed consolidated statement of operations. Advertising revenue for the three months ended June 30, 2003 and 2002 included advertisements sold in exchange for goods and services (barter) recorded at fair value. Revenue from barter transactions is recognized when advertisements are broadcast. Merchandise or services received are charged to expense when received or used. Barter transactions are not significant to the Company’s condensed consolidated results of operations.

Equipment revenue is recognized at the time of shipment of the equipment. Royalties are recognized when earned.

(9)    Related Party Transactions

The Company had the following amounts due from related parties at June 30, 2003 and December 31, 2002 (in thousands):

	June 30, 2003	December 31, 2002
GM	$2,591	$1,478
Honda	9	—
Parent	101,593	—

	$104,193	$1,478

The Company had the following amount as related party prepaid expense at June 30, 2003 and December 31, 2002 (in thousands):
	June 30, 2003	December 31, 2002
GM	$77,913	$—

The Company had the following amounts outstanding to related parties at June 30, 2003 and December 31, 2002 (in thousands):

	June 30, 2003	December 31, 2002
GM	$17,443	$20,908
Hughes	84	58
DIRECTV, Inc.	—	3
Clear Channel	2,250	3,059

	$19,777	$24,028

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had the following related party debt at June 30, 2003 and December 31, 2002 (in thousands):

	June 30, 2003	December 31, 2002
GM	$109,687	$ —

As of June 30, 2003, the Company is engaged in activities with GM and Honda to jointly promote new car buyers to subscribe to the XM service. At June 30, 2003, there were approximately 116,476 subscribers in promotional periods (ranging from three months to one year in duration) paid for by the vehicle manufacturers. These subscriptions are included in the Company’s three months and six months subscriber total. Revenues earned from related parties are as follows (in thousands):

	Three months ended June 30, 2003
	June 30, 2003	June 30, 2002
GM	$1,540	$ —
Honda	5	—

	$1,545	$ —

	Six months ended June 30, 2003
	June 30, 2003	June 30, 2002
GM	$2,590	$ —
Honda	5	—

	$2,595	$ —

The Company has relied upon certain related parties for technical marketing and other services during the three months and six months ended June 30, 2003 and 2002. Total costs incurred in transactions with related parties are as follows (in thousands):

	Three months ended June 30, 2003
	GM	Hughes	Clear Channel	Parent
Terrestrial repeater network	$—	$129	$—	$—
Terrestrial repeater site leases	—	—	15	—
Customer care & billing operations	262	—	—	—
Marketing	23,331	—	2,327	—
Broadcast and operations	—	—	—	1,072

	Three months ended June 30, 2002
	GM	Hughes	DIRECTV	Clear Channel	LCCI	Parent
Terrestrial repeater network	$—	$(683)	$—	$—	$(153)	$ —
Terrestrial repeater site leases	—	—	—	16	—	—
Customer care & billing operations	3	—		—	—	—
Marketing	5,513	—	—	2,348	—	—
Broadcast and operations	—	—	—	—	—	1,072

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Six months ended June 30, 2003
	GM	Hughes	Clear Channel	Parent
Terrestrial repeater network	$—	$197	$—	$—
Terrestrial repeater site leases	—	—	29	—
Customer care & billing operations	453	—	—	—
Marketing	41,376	—	5,213	—
Broadcast and operations	—	—	—	2,144

	Six months ended June 30, 2002
	GM	Hughes	DIRECTV	Clear Channel	LCCI	Parent
Terrestrial repeater network	$—	$10,244	$—	$—	$4,362	$—
Terrestrial repeater site leases	—	—	—	28	—	—
Customer care & billing operations	4	—	33	—	—	—
Marketing	6,609	—	—	4,488	—	—
Broadcast and operations	—	—	—	—	—	2,144

(a)    GM

In 1999, the Company established a distribution agreement with GM (see note 10(g)). Under the terms of the agreement, GM distributes the XM Radio Service in various models of its vehicles. This agreement was amended in June 2002 and January 2003 (see note 10(f)).

(b)    Hughes

In 1999, the Company entered into a terrestrial repeater manufacturing agreement with Hughes (see note 10(d)).

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

(e)    LCCI

In 1999, the Company entered into the LCCI Services Contract (see note 10(d)), and LCCI also provides certain ongoing consulting engineering work for the Company relating to the terrestrial repeater network on a time and materials basis. LCCI ceased to be a related party in 2002.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(g)    Parent

During the six-month period ended June 30, 2003, the Parent provided funding to the Company of $15.5 million and also provided non-cash capital contribution of $32.2 million in deferred financing fees and $68.9 million in discounts associated with the issuance of the Company’s 10% senior secured discount convertible notes. For the six-month period ended June 30, 2003, the Company incurred costs relating to the rental of office space with the Parent of $2.1 million of which $1.1 million was incurred during the three months ended June 30, 2003.

(10)    Commitments and Contingencies

(a)    DARS License and Regulatory Matters

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

The Company has entered into a Memorandum of Agreement contemplating the establishment of a joint venture entity that would be authorized to provide the XM service in Canada. This entity has begun the process of seeking authority from the Canadian government to provide satellite radio service in Canada. XM anticipates that the joint venture, once established, would be independently financed and would not require XM to commit capital to the venture.

(b)    Technology Licenses

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

(c)    Satellite System

As of June 30, 2003, the Company had paid approximately $471.8 million under the satellite contracts related to “Rock” and “Roll” and XM-3, including $659,198 in incentives and interest related thereto.

XM “Rock” and XM “Roll”

Under the Company’s satellite contract (originally entered into in March 1998, as amended to date), Boeing Satellite Systems (“BSS”) has delivered two satellites in orbit (“Rock” and “Roll”), provided ground equipment and software used in the XM Radio system and certain launch and operations support services. The contract also provides for in-orbit performance incentives to be earned depending on the performance of the in-orbit satellites over their useful lives. The incentives under the satellite contract associated with “Rock” and “Roll” could total up to $25,000,000 (excluding interest).

The Company owns “Rock” and “Roll”.

Payment Deferrals on XM “Rock” and XM “Roll”

The Company and BSS have deferred $16,350,000 of in-orbit incentive payments (included in the $25,000,000 set forth above) relating to the Company’s two existing satellites, “Rock” and “Roll”, with the principal amount (to the extent earned and still capable of being earned) payable on December 5, 2006. After December 5, 2006, BSS must repay the Company any portion of the principal paid representing incentive amounts that are not earned on a current basis. Incentive payment amounts are earned (and expensed through operations) on a daily basis for each day that a satellite meets or exceeds its applicable performance specifications. The deferred amounts bear interest at the rate of 8%, compounded annually, payable quarterly in arrears.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

XM-3

The Company’s ground spare satellite (XM-3) has been partially constructed to date, and is currently undergoing modifications to correct the solar array degradation issues experienced by XM “Rock” and XM “Roll,” as well as other changes discussed below. The payload of XM-3 is owned by the Company, and the bus of XM-3 is owned by the Parent. Through June 30, 2003, with respect to  XM-3, the Company has deferred $15 million (at an interest rate of 8%) through December 5, 2006 and borrowed back $35 million from Boeing Capital Corporation (“BCC”) that is to be repaid by the Parent prior to launch of XM-3.

On May 22, 2003, the Company and BSS amended the satellite contract so as to set the launch period for its ground spare satellite, XM-3, for the three-month period commencing October 15, 2004. In addition to the modifications to address the solar anomaly as noted below, BSS will make certain alterations to optimize XM-3 for the specific orbital slot into which it will be launched. The aggregate cost of the launch, the optimization for the specific orbital slot and certain pre-launch services is approximately $100,000,000, of which approximately $2,000,000 must be paid in the second half of 2003, and the balance in 2004, with nearly half being paid just prior to the launch. In addition, any unearned “Rock” and “Roll” incentives (of the $25,000,000 described above) will be rolled over to XM-3 and the Parent must repay its existing $35,000,000 loan from BCC prior to the XM-3 launch; the Company also will need to acquire and pay for launch and in-orbit insurance in connection with this launch. The cost of launch and in-orbit insurance in connection with this launch is subject to market prices and conditions at the time such insurance is obtained.

XM-4

The Parent has committed (by further amendment to the satellite contract, with such amendment dated July 31, 2003, and by a separate contract with Sea Launch Company, LLC (“Sea Launch”), dated August 5, 2003) to acquire from BSS a fourth satellite

(“XM-4”), which shall be available for shipment to the launch services provider no later than October 31, 2005, and associated launch services from Sea Launch. The Parent will own XM-4. The fixed prices for XM-4 and the associated launch services total $186,500,000 plus interest on deferred amounts and excluding in-orbit performance incentives. Following initial payments of $3,000,000 in 2003, payments aggregating over $100,000,000 are deferred with interest accruing monthly at a rate of 12.75% per annum. $10,000,000 of the aggregate deferral is payable in October 2004 (of the total of approximately $13,000,000 of payments anticipated to be made in 2004) and the balance, including all accrued and unpaid interest, in January 2005; the remaining portion of the fixed prices for XM-4 and the associated launch services are payable prior to launch. The Parent also issued a warrant to BSS to purchase 500,000 shares of the Parent’s Class A Common Stock at $13.524 per share. After launch of XM-4, BSS has the right to earn incentive payments of $12,000,000 over the first twelve years of in-orbit life, an additional $7,500,000 for performance above specification during the first 15 years of in-orbit life, and an additional $10,000,000 for continued high performance across the five year period beyond the 15 year design life. The Parent has also obtained a fixed price option to acquire a fifth satellite from BSS on pricing and incentive terms similar to those applicable to XM-4. If XM-3 is launched successfully and operates satisfactorily, the Parent may elect, under the above contracts, to defer launch of XM-4 and, as a result, approximately $50,000,000 in payments could be deferred until the 2007 timeframe.

Satellite Insurance and System Risk Mitigation.

In late August 2001, BSS advised the Company of a progressive degradation problem with the solar array output power of Boeing 702 class satellites, including “Rock” and “Roll.” The Company has launch and in-orbit insurance policies that provide coverage to it for a total, constructive total or partial loss of either of its satellites where such loss arises from an occurrence within the first five years after launch (both satellites were launched during the first half of 2001). The aggregate sum insured in the event of the total or constructive total loss of its satellites is $400 million ($200 million per satellite). In September 2001, the Company advised its insurance carriers that the aforementioned solar array situation was likely to result in a claim under its in-orbit insurance policies and, in the first quarter of 2003, the Company filed a constructive total loss claim with the insurance carriers for the aggregate sum insured (less applicable salvage). By letters dated July 31 and August 11, 2003, the Company’s insurers advised the Company that they have concluded the Proofs of Loss must be rejected and the Company’s claims denied; in this notification, the insurers offered the Company the opportunity to supply additional information in support of its claims and/or any reasons why the Company believes the claims were denied in error. Among the reasons asserted for the insurers’ conclusions are that the satellites in-orbit are still performing above the insured levels and the solar array power degradation trend lines are not definitive; it is also alleged that the Company failed to comply with certain policy provisions regarding material change and other matters. Since the Company believes the insurers’ position is unsupported under the terms of the Company’s policies, it will respond promptly and proceed to settlement discussions, arbitration or litigation as necessary to recover the losses. The Company continues to believe that it will ultimately receive insurance payments adequate to launch its spare satellite and fund a portion of XM-4, although there can be no assurance as to the amount of any insurance proceeds, or that any insurance proceeds will be received in a timely manner.

        In light of the progressive degradation noted above, XM plans to launch its ground spare satellite (XM-3) into one orbital slot by year-end 2004, and operate “Rock” and “Roll” collocated in the other orbital slot. In 2007 XM would then launch XM-4 to replace the collocated “Rock” and “Roll.” In this way, XM would have replacement satellites in orbit and operating prior to the times “Rock” and “Roll” can no longer provide full service, or half service in collocated mode.

        Since the solar array power degradation issue is common to the first six Boeing 702 class satellites now in orbit, the manufacturer and the Company are closely watching the progression of the problem, including data from a satellite that has been in orbit longer than either of the Company’s two satellites by approximately 15 and 17 months, respectively. With this advance visibility of performance levels, a firm launch commitment for a spare satellite in the fourth quarter of 2004, the ability to provide full service for an extended period of time with “Rock” and “Roll” collocated in one orbital slot and the spare located in the other slot (which would allow partial use of the existing satellites through the first quarter of 2008), firm commitments to build a fourth satellite and provide launch services therefor, and various mitigation actions to extend the full or partial use of the existing satellites, the Company believes that it will be able to launch additional

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

satellites prior to the time the solar array power problem might cause the broadcast signal strength to fall below minimum acceptable levels.

Based on the consistency of the degradation trends (with no substantial improvement to date) and continuing analyses by BSS and the Company, the Company’s management adjusted the estimated useful lives of its in-orbit satellites, with effect from September 2002, to the period running through first quarter 2008 (approximately 6.75 years from launch). The Company’s management will continue to monitor this situation carefully and may re-adjust the estimated useful lives of its in-orbit satellites based on future information. The Company is not recording an impairment at this time, due to its forecasted cash flows (which are sufficient to recover the system assets); however, should the Company reduce or not meet its forecasted cash flows or reduce further the estimated useful lives of the satellites, it may be required to record an impairment (which may be substantial) at that time. The Company has not adjusted the estimated useful lives of its spacecraft control facilities, as it believes these facilities will continue to be of use in its system.

(d)    Terrestrial Repeater System Contracts

As of June 30, 2003, the Company had incurred aggregate costs of approximately $267,561,000 for its terrestrial repeater system. These costs covered the capital costs of the design, development and installation of a system of terrestrial repeaters to cover approximately 60 cities and metropolitan areas. In August 1999, the Company signed a contract with LCCI calling for engineering and site preparation. As of June 30, 2003, the Company had paid $128,356,000 under this contract. There are no further payments due under the LCCI contract. The Company also entered into a contract effective October 22, 1999 with Hughes for the design, development and manufacture of the terrestrial repeaters; there are no further payments due under this contract except those related to ongoing out-of-warranty repairs. As of June 30, 2003, the Company had paid $113,973,000 under this contract and recorded an additional liability of $84,000.

(e)    Accrued Network Optimization Expenses

As a result of the planned reduction of the number of terrestrial repeater sites, the Company recognized a charge of $107,000 during the three-month period ended June 30, 2003 compared to $1,625,000 during the three-month period ended June 30, 2002 and a charge of $3,084,000 during the six-month period ended June 30, 2003 compared to $1,625,000 during the six-month period ended June 30, 2002. At June 30, 2003, the Company had recorded a lease termination accrual of $3,892,000 that represents an estimate of the costs to terminate the remaining 98 leases based on management’s judgment, advice of lease consultants, and on-going negotiations with landlords. The liability also includes the estimated costs to deconstruct the existing sites, which are based upon quotes from contractors. This amount could vary significantly from the actual amount incurred, depending primarily on the Company’s ability to negotiate lease termination settlements.

(f)    GM Distribution Agreement

The Company has a long-term distribution agreement with OnStar, a subsidiary of GM. During the term of the agreement, which expires 12 years from the commencement date of the Company’s commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The Company will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-GM vehicles that are sold for use in the United States. The agreement was amended in June 2002 and January 2003 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of the Company’s commencement of commercial operations, and to provide that the Company may make certain payments to GM in the form of indebtedness or shares of the Parent’s Class A common stock. The Company’s total cash payment obligations were not increased. The Company has significant annual, fixed payment obligations to GM. As a result of the June 2002 amendment, the Company commenced recognizing these fixed payment obligations for the period ending through November 2005, which approximate $63.6 million, on a straight-line basis. However, due to the January 2003 amendment to the Distribution Agreement and GM’s current roll out plans which demonstrate a likelihood of GM exceeding minimum installation targets, the Company is now prospectively recognizing these fixed payments due through September 2013, which approximate $397.3 million, on a straight-line basis. The Company issued a 10% Senior Secured Convertible Note due 2009 with an aggregate principal amount of $89,042,387 to OnStar in lieu of making these fixed payments to OnStar for amounts otherwise due in 2003 through 2006. The Company has recorded $22.3 million of current prepaid expense to related party and $55.7 million of non-current prepaid expense to related party in the condensed consolidated balance sheet at June 30, 2003.

        In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to the Company’s service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than 8 million GM vehicles with installed XM radios. The Company will also make available to GM bandwidth on its system. As part of the agreement, OnStar provides certain call-center related services directly to XM subscribers who are also OnStar customers and the Company must reimburse OnStar for these XM-related call center services. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unified standard or capable of receiving Sirius Satellite Radio’s service. The agreement is subject to renegotiation if as of November 2005, and at two-year intervals thereafter, GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service, starting with 1,240,000 units by November 2005, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. General Motors’ exclusivity obligations will discontinue if, by November 2005 and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market. Prior to 2001, the Company had not incurred any costs under the distribution agreement. As of June 30, 2003 and 2002, the Company paid $23.6 million and $2.2 million, respectively, and incurred total costs of $73.0 million and $7.8 million, respectively, under the distribution agreement.

(g)    Joint Development Agreement

Under the terms of a joint development agreement with Sirius Radio, the other holder of an FCC satellite radio license, each party is obligated to fund one half of the development cost for a unified standard for satellite radios. During the three-month periods ended June 30, 2003 and 2002, the Company incurred costs of $132,000 and $0 respectively, and $167,000 during the six-month period ended June 30, 2003 compared to $0 during the six-month period ended June 30, 2002, respectively in relation to this agreement. The costs related to the joint development agreement are being expensed as incurred in research and development. The Company is currently unable to determine the expenditures necessary to complete this process, but they may be significant.

(h)    Sales, Marketing and Distribution Agreements

The Company has entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, the Company is obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements. The amount of these operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the three-month periods ended June 30, 2003 and 2002, the Company incurred costs of $13.2 million and $15.8 million respectively, and $20.0 million during the six-month period ended June 30, 2003 compared to $27.3 million during the six-month period ended June 30, 2002, respectively in relation to these agreements excluding the GM distribution agreement. The amount of these costs will vary in future years, but is expected to increase during the rest of the year as the number of subscribers and revenue increase.

(i)    Programming Agreements

The Company has entered into various programming agreements. Under the terms of these agreements, the Company is obligated to provide payments to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. During the three-month periods ended June 30, 2003 and 2002, the Company incurred costs of $6.6 million and $6.7 million respectively, and $9.6 million during the six-month period ended June 30, 2003 compared to $12.7 million during the six-month period ended June 30, 2002, respectively in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase during the rest of the year as the number of subscribers and advertising revenue increase. The amount of the costs related to these agreements cannot be estimated, but are expected to be substantial future costs.

(j)    Royalty Agreements

The Company has entered into fixed and variable revenue share payment agreements with performance rights organizations that expire as late as 2006. During the three-month periods ended June 30, 2003 and 2002, the Company incurred costs of $2.3 million and $287,000 respectively, and $4.7 million during the six-month period ended June 30, 2003 compared to $443,000 during the six-month period ended June 30, 2002, respectively in relation to these agreements.

(k)    Warrants

Sony Warrant

In February 2000, the Company issued a warrant to Sony exercisable for shares of the Parent’s Class A common stock. The warrant will vest at the time that the Company attains its one-millionth customer, and the number of shares underlying the warrant will be determined by the percentage of XM Radios that have a Sony brand name as of the vesting date. If Sony achieves its maximum performance target, the warrant will be exercisable for 2% of the total number of shares of the Company’s Class A common stock on a fully-diluted basis. The exercise price of the Sony warrant will equal 105% of fair market value of the Class A common stock on the vesting date, determined based upon the 20-day trailing average. During the three-month periods ended June 30, 2003 and 2002, the Company incurred costs of $5.3 million and $(8,000) respectively, and $7.8 million during the six-month period ended June 30, 2003 compared to $148,000 during the six-month period ended June 30, 2002, respectively, in non-cash compensation expense related to these warrants.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CNBC Warrant

In May 2001, the Company granted a warrant to purchase 90,000 shares of Class A common stock consisting of three 30,000 share tranches to purchase shares at $26.50 per share, which expire in 11, 12, and 13 years, respectively. The warrants began to vest on September 25, 2001 when the Company reached its commercial launch and will be vested on September 1, 2002, 2003, and 2004, respectively. During the three-month periods ended June 30, 2003 and 2002, the Company incurred costs of $252,000 and $(235,000) respectively, and $383,000 during the six-month period ended June 30, 2003 compared to $35,000 during the six-month period ended June 30, 2002, respectively, in non-cash compensation expense related to these warrants.

(l)    Service Providers

The Company has entered into agreements with service providers for customer care functions to subscribers of its service. Employees of service providers have access to the Company’s customer care systems to establish customer accounts, activate radios, update program and account information and respond to general inquiries from subscribers. The Company pays its service provider an hourly rate for each customer care representative supporting its subscribers. During the three-month periods ended June 30, 2003 and 2002, the Company incurred costs of $3,121,000 and $1,954,000 respectively, and $5,817,000 during the six-month period ended June 30, 2003 compared to $3,217,000 during the six-month period ended June 30, 2002, respectively, in relation to these agreements.

(11)    Supplemental Cash Flows Disclosures

The Company paid $39,059,000 and $23,108,000 for interest (net of amounts capitalized) during the six-month periods ended June 30, 2003 and 2002, respectively. Additionally, the Company incurred the following non-cash financing and investing activities (in thousands):

	Six-month periods ending June 30,
	2003	2002
Accrued system milestone payments	$4,918	$17,835
Issuance of note for prepaid expenses	89,042	—
Issuance of notes for accrued expenses	25,223	—
Property acquired through capital leases	—	1,211
Use of deposit/escrow for capital lease agreement	1,174	—
Completed broadcast facilities	—	2,147
Proceeds of note issuance held at Parent	101,593	—
Deferred financing fees paid by Parent	32,144	—
Discount on debt securities	131,371	—
Conversion of debt to equity in Parent	46,715	—

The Parent issued warrants and made cash payments on the Company’s behalf for deferred financing fees and as part of the Company’s debt issuance. These items are treated as capital contributions and aggregated $32.2 million for deferred financing fees and $68.9 million value allocated to the warrants issued in connection with the Company’s new debt agreements.

(12)    Recent Accounting Pronouncements

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Company recorded losses of $19.4 million and $21.4 million

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during the three-months and six months ended June 30, 2003, respectively from the early retirement of debt with a carrying value including accrued interest of $67.6 million. The loss is reported in other expense on the unaudited condensed consolidated statement of operations.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. This Interpretation may have an impact on the accounting for future investments, if any, made by the Company.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 addresses the classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract, and requires an issuer to classify certain instruments as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 may have an effect on the classification and measurement of future financing transactions, if and when they occur.

The Emerging Issues Task Force issued EITF No. 00-21, Revenue Arrangements with Multiple Deliverables addressing the allocation of revenue among products and services in bundled sales arrangements. EITF 00-21 is effective for arrangements entered into in fiscal periods after June 15, 2003. Based on the Company’s current sales and marketing programs, the Company does not anticipate the application of the new pronouncement will have a material impact on the Company’s financial statements. However, the Company’s sales and marketing programs may change over time and the Company will continue to evaluate the applicability of EITF 00-21 as it relates to sales of service and hardware. This new pronouncement has no impact on the economics of the Company’s sales and marketing programs, but it may impact the timing and classification of revenue reported within the financial statements and may have a corresponding impact on the Average Revenue per Subscriber (“ARPU”) for the period.

(13)    Condensed Consolidating Financial Information

The Company has certain series of debt securities outstanding that are guaranteed by the Parent and by the Company’s subsidiary, XM Equipment Leasing LLC, which owns certain terrestrial repeaters. Accordingly, the Company provides the following condensed consolidating financial information.

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2003

	XM Satellite Radio Inc.	XM Equipment Leasing LLC		XMSR Non- Guarantor Subsidiaries		Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non-Guarantor Subsidiaries		Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue:
Subscription revenue	$16,117	$		$		$—	$16,117	$—	$		$—	$16,117
Equipment revenue	1,017		—		—	—	1,017	—		—	—	1,017
Activation	394		—		—	—	394	—		—	—	394
Net ad sales	599		—		—	—	599	—		—	—	599
Other revenue	194		—		—	—	194	—		1,835	(1,835)	194
Intercompany revenue	—		3,479		2,462	(5,941)	—	—		—	—	—

Total revenue	$18,321		$3,479		$2,462	$(5,941)	$18,321	$—		$1,835	$(1,835)	$18,321
Operating expenses:
Cost of revenue:
Revenue share & royalties	$5,490		$—		$—	$—	$5,490	$—		$—	$—	$5,490
Cost of equipment	1,904		—		(49)	—	1,855	—		—	—	1,855
Ad sales	561		—		—	—	561	—		—	—	561
Customer care & billing	5,588		—		—	—	5,588	—		—	—	5,588
Satellite & terrestrial	15,932		10		—	(5,941)	10,001	—		—	—	10,001
Broadcast & operations	5,891		—		—	—	5,891	926		—	(1,708)	5,109
Programming & content	5,261		—		—	—	5,261	—		—	—	5,261

Cost of revenue	$40,627		$10		$(49)	$(5,941)	$34,647	$926		$—	$(1,708)	$33,865

Research & development	2,919		—		—	—	2,919	—		—	—	2,919
General & administrative	6,132		—		1	143	6,276	(442)		(233)	(47)	5,554
Marketing	53,025		—		—	—	53,025	—		—	—	53,025
Depreciation & amortization	35,873		3,568		—	—	39,441	—		347	—	39,788

Total operating expenses	$138,576		$3,578		$(48)	$(5,798)	$136,308	$484		$114	$(1,755)	$135,151

Operating income (loss)	$(120,255)		$(99)		$2,510	$(143)	$(117,987)	$(484)		$1,721	$(80)	$(116,830)
Other income (expense):
Interest income	$88		$214		$14,648	$(14,862)	$88	$464		$21	$—	$573
Interest expense	(39,293)		—		(214)	14,862	(24,645)	(1,662)		(582)	—	(26,889)
Other income (expense)	(2,275)		—		—	16,916	(19,191)	(160,174)		—	160,655	(18,710)

Net income (loss)	$(161,735)		$115		$16,944	$(17,059)	$(161,735)	$(161,856)		$1,160	$160,575	$(161,856)

(Certain totals may not add due to the effect of rounding)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2002

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries		Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non-Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue:
Subscription revenue	$2,847	$—		$—	$—	$2,847	$—	$—	$—	$2,847
Equipment revenue	—	—		—	—	—	—	—	—	—
Activation	103	—		—	—	103	—	—	—	103
Net ad sales	699	—		—	—	699	—	—	—	699
Other revenue	190	—		—	—	190	—	1,834	(1,834)	190
Intercompany revenue	—	2,490		558	(3,048)	—	—	—	—	—

Total revenue	$3,839	$2,490		$558	$(3,048)	$3,839	$—	$1,834	$(1,834)	$3,839

Operating expenses:

Cost of revenue:
Revenue share & royalties	$772	$—		$—	$—	$772	$—	$—	$—	$772
Cost of equipment	—	—		—	—	—	—	—	—	—
Ad sales	390	—		—	—	390	—	—	—	390
Customer care & billing	3,924	—		—	—	3,924	—	—	—	3,924
Satellite & terrestrial	15,226	10		—	(3,048)	12,188	—	—	—	12,188
Broadcast & operations	5,404	—		—	—	5,404	—	(209)	(785)	4,410
Programming & content	7,473	—		—	—	7,473	—	—	—	7,473

Cost of revenue	$33,189	$10	$		$(3,048)	$30,151	$—	$(209)	$(785)	$29,157

Research & development	2,411	—		—	—	2,411	—	—	—	2,411
General & administrative	6,376	—		7	—	6,383	42	221	(733)	5,913
Marketing	45,702	—		—	—	45,702	—	—	—	45,702
Depreciation & amortization	20,859	3,319		—	—	24,178	—	347	—	24,525

Total operating expenses	$108,537	$3,329		$7	$(3,048)	$108,825	$42	$359	$(1,518)	$107,708

Operating income (loss)	$(104,698)	$(839)		$551	$—	$(104,986)	$(42)	$1,475	$(316)	$(103,869)

Other income (expense):
Interest income	$685	$67		$13,146	$(13,179)	$719	$885	$22	$—	$1,626
Interest expense	(25,655)	(216)		(59)	13,109	(12,821)	(2,200)	(610)	—	(15,631)
Other income (expense)	13,014	—		—	(12,580)	434	(115,848)	(320)	116,403	669

Net income (loss)	$(116,654)	$(988)		$13,638	$(12,650)	$(116,654)	$(117,205)	$567	$116,087	$(117,205)

(Certain totals may not add due to the effect of rounding)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2003

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non-Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue:
Subscription revenue	$27,707	$—	$—	$—	$27,707	$—	$—	$—	$27,707
Equipment revenue	1,187	—	422	—	1,609	—	—	—	1,609
Activation	689	—	—	—	689	—	—	—	689
Net ad sales	1,047	—	—	—	1,047	—	—	—	1,047
Other revenue	321	—	—	—	321	—	3,669	(3,669)	321
Intercompany revenue	—	6,088	4,333	(10,421)	—	—	—	—	—

Total revenue	$30,951	$6,088	$4,755	$(10,421)	$31,373	$—	$3,669	$(3,669)	$31,373
Operating expenses:
Cost of revenue:
Revenue share & royalties	$9,479	$—	$—	$—	$9,479	$—	$—	$—	$9,479
Cost of equipment	2,279	—	689	—	2,968	—	—	—	2,968
Ad sales	998	—	—	—	998	—	—	—	998
Customer care & billing	10,635	—	—	—	10,635	—	—	—	10,635
Satellite & terrestrial	32,973	20	—	(10,421)	22,572	—	—	—	22,572
Broadcast & operations	12,395	—	—	—	12,395	926	—	(2,880)	10,441
Programming & content	10,048	—	—	—	10,048	—	—	—	10,048

Cost of revenue	$78,807	$20	$689	$(10,421)	$69,095	$926	$—	$(2,880)	$67,141
Research & development	5,386	—	—	—	5,386	—	—	—	5,386
General & administrative	14,830	—	1	251	15,082	(416)	—	(94)	14,572
Marketing	88,326	—	—	—	88,326	—	—	—	88,326
Depreciation & amortization	71,768	7,086	—	—	78,854	—	694	—	79,548

Total operating expenses	$259,117	$7,106	$690	$(10,170)	$256,743	$510	$694	$(2,974)	$254,973

Operating income (loss)	$(228,166)	$(1,018)	$4,065	$(251)	$(225,370)	$(510)	$2,975	$(695)	$(223,600)
Other income (expense):
Interest income	$130	$295	$29,135	$(29,430)	$130	$915	$80	$—	$1,125
Interest expense	(75,120)	—	(295)	29,430	(45,985)	(3,524)	(1,179)	—	(50,688)
Other income (expense)	10,424	(14)	(13)	(31,904)	(21,507)	(285,019)	(165)	291,716	(14,975)

Net income (loss)	$(292,732)	$(737)	$32,892	$(32,155)	$(292,732)	$(288,138)	$1,711	$291,021	$(288,138)

(Certain totals may not add due to the effect of rounding)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2002

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non-Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue:
Subscription revenue	$4,213	$—	$—	$—	$4,213	$—	$—	$—	$4,213
Equipment revenue	—	—	—	—	—	—	—	—	—
Activation	127	—	—	—	127	—	—	—	127
Net ad sales	1,088	—	—	—	1,088	—	—	—	1,088
Other revenue	196	—	—	—	196	—	3,669	(3,669)	196
Intercompany revenue	—	4,755	838	(5,593)	—	—	—	—	—

Total revenue	$5,624	$4,755	$838	$(5,593)	$5,624	$—	$3,669	$(3,669)	$5,624

Operating expenses:

Cost of revenue:
Revenue share & royalties	$1,445	$—	$—	$—	$1,445	$—	$—	$—	$1,445
Cost of equipment	—	—	—	—	—	—	—	—	—
Ad sales	557	—	—	—	557	—	—	—	557
Customer care & billing	6,434	—	—	—	6,434	—	—	—	6,434
Satellite & terrestrial	28,229	30	—	(5,593)	22,666	—	—	—	22,666
Broadcast & operations	10,813	—	—	—	10,813	—	(256)	(1,924)	8,633
Programming & content	13,497	—	—	—	13,497	—	—	—	13,497

Cost of revenue	$60,975	$30	$—	$(5,593)	$55,412	$—	$(256)	$(1,924)	$53,232

Research & development	4,735	—	—	—	4,735	—	—	—	4,735
General & administrative	11,691	—	15	—	11,706	80	250	(1,108)	10,928
Marketing	91,948	—	—	—	91,948	—	—	—	91,948
Depreciation & amortization	40,855	5,463	—	—	46,318	—	693	—	47,011

Total operating expenses	$210,204	$5,493	$15	$(5,593)	$210,119	$80	$687	$(3,032)	$207,854

Operating income (loss)	$(204,580)	$(738)	$823	$—	$(204,495)	$(80)	$2,982	$(637)	$(202,230)

Other income (expense):
Interest income	$1,500	$82	$24,236	$(24,139)	$1,679	$1,563	$42	$—	$3,284
Interest expense	(49,598)	(216)	(59)	24,069	(25,804)	(4,571)	(1,255)	—	(31,630)
Other income (expense)	24,391	—	—	(24,058)	333	(226,367)	(320)	227,475	1,121

Net income (loss)	$(228,287)	$(872)	$25,000	$(24,128)	$(228,287)	$(229,455)	$1,449	$226,838	$(229,455)

(Certain totals may not add due to the effect of rounding.)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2003 (IN THOUSANDS)

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non-Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$157,854	$18	$68	$—	$157,941	$186,116	$1,811	$—	$345,868
Short-term investments	—	—	—	—	—	—	—	—	—
Restricted investments	5,070	—	—	—	5,070	—	—	—	5,070
Accounts receivable, net	5,246	—	—	—	5,246	—	—	—	5,246
Due from related parties	2,600	—	—	—	2,600	—	—	—	2,600
Due from subsidiaries / affiliates	90,415	20,513	425,367	(434,702)	101,593	344,728	6,162	(452,483)	—
Related party prepaid expenses	22,261	—	—	—	22,261	—	—	—	22,261
Prepaid and other current assets	18,239	—	658	—	18,897	22	68	—	18,987

Total current assets	$301,685	$20,531	$426,093	$(434,702)	$313,608	$530,866	$8,041	$(452,483)	$400,032
Restricted investments, net of current portion	392	—	—	—	392	—	3,126	—	3,518
System under construction	19,558	—	—	—	19,558	36,458	—	—	56,016
Property and equipment, net	668,399	77,554	—	(5,099)	740,854	—	32,291	—	773,145
Investment in subsidiary / affiliates	1,005,474	—	—	(1,005,474)	—	197,920	—	(197,920)	—
DARS license & intangibles, net	9,065	—	141,200	—	150,265	—	—	—	150,265
Goodwill, net	—	—	—	—	—	—	—	—	—
Related party ppd expenses, net of current portion	55,652	—	—	—	55,652	—	—	—	55,652
Other assets, net	51,694	—	—	—	51,694	1,348	1,502	(30)	54,514

Total assets	$2,111,919	$98,085	$567,293	$(1,445,275)	$1,332,023	$766,592	$44,960	$(752,765)	$1,493,142

Current liabilities:
Accounts payable	31,363	—	—	—	31,363	36	8	—	31,407
Accrued expenses	47,040	163	—	—	47,204	—	182	(441)	46,945
Current portion of related party long-term debt	—	—	—	—	—	—	—	—	—
Current portion of other long-term debt	5,603	—	—	—	5,603	—	438	—	6,041
Due to subsidiaries / affiliates	780,060	730	20,036	(800,826)	——	52,566	3,290	(55,856)	—
Due to related parties	3,351	—	—	—	3,351	—	—	—	3,351
Accrued interest	2,905	—	—	—	2,905	1,627	189	—	4,721
Deferred revenue	17,696	—	—	—	17,696	—	—	—	17,696

Total current liabilities	$888,018	$893	$20,036	$(800,826)	$108,122	$54,229	$4,107	$(56,297)	$110,161
Related party long-term debt, net of current portion	109,687	—	—	—	109,687	—	—	—	109,687
Long-term debt, net of current portion	500,721	—	—	—	500,721	93,182	27,902	—	621,805
Due to related parties, net of current portion	16,426	—	—	—	16,426	—	—	—	16,426
Deferred revenue, net of current portion	5,854	—	—	—	5,854	—	—	—	5,854
Other non-current liabilities	16,154	—	—	—	16,154	—	(1,315)	(4,811)	10,028

Total liabilities	1,536,860	893	20,036	(800,826)	756,964	147,411	30,694	(61,108)	873,961

Stockholders’ (deficit) equity:
Capital stock	—	—	—	—	—	1,348	—	—	1,348
Paid in capital	1,742,819	97,019	433,036	(530,055)	1,742,819	1,791,957	8,347	(1,751,166)	1,791,957
Retained earnings	(1,167,760)	173	114,221	(114,394)	(1,167,760)	(1,174,124)	5,919	1,161,841	(1,174,124)

Total stockholder’s equity	$575,059	$97,192	$547,257	$(644,449)	$575,059	$619,181	$14,266	$(589,325)	$619,181

Total liabilities & stockholder’s (deficit) equity	$2,111,919	$98,085	$567,293	$(1,445,275)	$1,332,023	$766,592	$44,960	$(752,765)	$1,493,142

(Certain totals may not add due to the effect of rounding.)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2002 (IN THOUSANDS)

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non-Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$6,348	$159	$219	$—	$6,726	$24,370	$1,722	$—	$32,818
Short-term investments	—	—	—	—	—	9,997	—	—	9,997
Restricted investments	25,014	—	—	—	25,014	—	—	—	25,014
Accounts receivable, net	3,551	—	205	—	3,756	—	—	—	3,756
Due from related parties	1,478	—	—	—	1,478	—	—	—	1,478
Due from subsidiaries /affiliates	6,863	13,879	382,722	(403,464)	—	177,911	3,602	(181,513)	—
Prepaid and other current assets	9,311	—	1,051	—	10,362		—	—	10,362

Total current assets	$52,565	$14,038	$384,197	$(403,464)	$47,336	$212,278	$5,324	$(181,513)	$83,425

Restricted investments, net of current portion	1,673	—	—	—	1,673	—	3,055	—	4,728
System under construction	18,558	—	—		18,558	36,458	—	—	55,016
Property and equipment, net	735,426	84,220	—	(4,680)	814,966	—	32,970	—	847,936
Investment in subsidiary/ affiliates	780,745	—	—	(780,745)	—	468,856	—	(468,856)	—
DARS license & intangibles, net	9,690	—	144,042	—	153,732	—	—	—	153,732
Goodwill, net	—	—	—	—	—	—	—	—
Other assets, net	8,082	—	—	—	8,082	6,143	1,248	(30)	15,443

Total assets	$1,606,739	$98,258	$528,239	$(1,188,889)	$1,044,347	$723,735	$42,597	$(650,399)	$1,160,280

Current liabilities:
Accounts payable	$36,141	$1	$—	$—	$36,142	$3,820	$44	$—	$40,006
Accrued expenses	616,516	329	13,794	(576,516)	54,123	11,366	2,167	(18,531)	49,125
Current portion of long-term debt	3,408	—	—	—	3,408	—	437	—	3,845
Due to related parties	13,410	—	—	—	13,410	—	—	—	13,410
Accrued interest	14,286	—	—	—	14,286	2,181	184	—	16,651
Deferred revenue	9,925	—	—	—	9,925	—	—	—	9,925

Total current liabilities	$693,686	$330	$13,794	$(576,516)	$131,294	$17,367	$2,832	$(18,531)	$132,962
Long term debt, net of current portion	270,347	—	—	—	270,347	114,057	28,136	—	412,540
Due to related parties, net of current portion	10,618	—	—	—	10,618	—	—	—	10,618
Deferred revenue, net of current portion	2,372	—	—	—	2,372	—	—	—	2,372
Other non-current liabilities	15,190	—	—	—	15,190	—	(1,315)	(4,398)	9,477

Total liabilities	$992,213	$330	$13,794	$(576,516)	$429,821	$131,424	$29,653	$(22,929)	$567,969

Stockholder’s (deficit) equity:
Capital Stock	—	—	—	—	—	1,036	—	—	1,036
Paid In Capital	1,489,555	97,019	433,036	(530,055)	1,489,555	1,477,261	8,347	(1,497,902)	1,477,261
Retained Earnings	(875,029)	909	81,409	(82,318)	(875,029)	(885,986)	4,597	870,432	(885,986)

	$614,526	$97,928	$514,445	$(612,373)	$614,526	$592,311	$12,944	$(627,470)	$592,311

Total liabilities & stockholder’s (deficit) equity	$1,606,739	$98,258	$528,239	$(1,188,889)	$1,044,347	$723,735	$42,597	$(650,399)	$1,160,280

(Certain totals may not add due to the effect of rounding.)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2003

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non-Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non-Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash provided by (used in) operating activities	$(116,417)	$(141)	$(151)	$(32,155)	$(148,864)	$(921)	$334	$—	$(149,451)

Cash flows from investing activities:
Purchase of plant and equipment	(4,787)	—	—	—	(4,787)	—	(13)	—	(4,800)
Additions to system under construction	(1,000)	—	—	—	(1,000)	—	—	—	(1,000)
Net purchase/maturity of short-term investments	—	—	—	—	—	—	—	—	—
Net purchase/maturity of restricted investments	22,750	—	—	—	22,750	—	—	—	22,750
Other investing activities	(2,699)	—	—	—	(2,699)	9,926	—	—	7,227

Net cash provided (used in) investing activities	$14,264	$—	$—	$—	$14,264	$9,926	$(13)	$—	$24,177

Cash flows from financing activities:
Proceeds from sale of common stock and capital contribution	—	—	—	—	—	83,236	—	—	83,236
Proceeds from issuance of 10% Series A Convertible Note	102,332	—	—	—	102,332	107,668	—	—	210,000
Proceeds from issuance of 12% Series A Convertible Note	175,000	—	—	—	175,000	—	—	—	175,000
Repayment of 7.75% convertible notes	—	—	—	—	—	(6,723)	—	—	(6,723)
Other financing activities	—	—	—	—	—	—	—	—	—
Payments on capital lease obligations and mortgage	(1,724)	—	—	—	(1,724)	—	(233)	—	(1,957)
Buyback of Series B preferred stock	—	—	—	—	—	(10,162)	—	—	(10,162)
Payments for deferred financing costs	(5,250)	—	—	—	(5,250)	(5,820)	—	—	(11,070)
Capital contribution from Parent	(16,698)	—	—	32,155	15,457	(15,457)	—	—	—

Net cash provided by (used in) financing activities	$253,660	$—	$—	$32,155	$285,815	$152,742	$(233)	$—	$438,324

Net increase (decrease) in cash and cash equivalents	$151,507	(141)	(151)	—	151,215	161,747	88	—	313,050
Cash and cash equivalents at beginning of period	6,348	159	219	—	6,726	24,369	1,723	—	32,818

Cash and cash equivalents at end of period	$157,855	$18	$68	$—	$157,941	$186,116	$1,811	$—	$345,868

(Certain totals may not add due to the effect of rounding.)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2002

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non-Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non-Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash provided by (used in) operating activities	$(136,473)	$(138)	$—	$(24,128)	$(160,739)	$(14,173)	$131	$—	$(174,781)

Cash flows from investing activities:
Purchase of plant and equipment	(17,189)	—	—	—	(17,189)	14	14	—	(17,161)
Additions to system under construction	(32,818)	—	—	—	(32,818)	—	—	—	(32,818)
Net purchase/maturity of restricted investments	22,750	—	—	—	22,750	—	—	—	22,750
Other investing activities	4,587	144	6,640	—	11,371	(47,509)	—	—	(36,138)

Net cash provided by (used in) investing activities	$(22,670)	$144	$6,640	$—	$(15,886)	$(47,495)	$14	$—	$(63,367)

Cash flows from financing activities:
Proceeds from sale of common stock and capital contribution	—	—	—	—	—	158,413	—	—	158,413
Other financing activities	70,526	—	(70,526)	—	—	—	—	—	—
Payments on capital lease obligations and mortgage	(1,204)	—	—	—	(1,204)	—	(145)	—	(1,349)
Payments for deferred financing costs	—	—	—	—	—	—	—	—	—
Capital contribution from parent through transfer of liabilities	91,333	—	—	24,128	115,461	(115,461)	—	—	—

Net cash provided by (used in) financing activities	$160,655	$—	$(70,526)	$24,128	$114,257	$42,952	$(145)	$—	$157,064

Net increase (decrease) in cash and cash equivalents	$1,512	$6	$(63,886)	$—	$(62,368)	$(18,716)	$—	$—	$(81,084)

Cash and cash equivalents at beginning of period	$(4,019)	$10	$66,377	$—	$62,368	$119,264	$865	$—	$182,497

Cash and cash equivalents at end of period	$(2,507)	$16	$2,491	$—	$—	$100,548	$865	$—	$101,413

(Certain totals may not add due to the effect of rounding.)

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

This quarterly report on Form 10-Q is filed by XM Satellite Radio Inc. (“XM”). XM Satellite Radio Holdings Inc. (“Holdings”) is filing separately. The principal differences between the financial condition of Holdings and XM, which are not significant in amount, are:

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

Introduction

XM was incorporated in Delaware in 1992 and Holdings became a holding company for XM in early 1997. We emerged from the development stage in the fourth quarter of 2001, following the commencement of our service in two test markets on September 25, 2001 and nationwide launch on November 12, 2001. Accordingly, the results for the quarter ended June 30, 2002 reflect limited commercial operations and the direct comparison of the results of operations for the quarters ended June 30, 2003 and 2002 may not be meaningful with respect to revenue and various other line items. As of June 30, 2003, we had 692,253 subscribers.

Holdings and we have raised $2.1 billion of equity and debt net proceeds through June 30, 2003 from investors and strategic partners to fund our operations. This includes $225 million of gross funds raised in the January 2003 financing transactions and $175 million of gross funds raised in the June 2003 offering. The Company raised an additional $10 million in July 2003 from the exercise of the over-allotment option that was part of the June 2003 offering. The January 2003 financing transactions also included $250 million of payment deferrals and a line of credit. Provided that we meet the revenue, expense and cash flow projections of our business plan, we expect to be fully funded and will not need to raise additional financing to continue operations; our business plan does contemplate the use of either insurance proceeds and/or interim vendor financing to help fund our replacement satellite(s). We may need to raise additional funding depending on the amount and timing of the receipt of the insurance proceeds.

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

Activation Revenue

Activation includes amortization of subscription activation fees over the estimated average life of a subscriber.

Equipment Revenue

Equipment includes revenue from XM’s direct sales of radios and other related equipment.

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

Three-Month and Six-Month Periods ended June 30, 2003 and 2002

	Three Months ended June 30,		Six Months ended June 30,
	2003	2002	2003	2002

	(in thousands, except share and per share data)
Revenue:
Subscription	$16,117	$2,847	$27,707	$4,213
Activation	394	103	689	127
Equipment	1,017	—	1,609	—
Net ad sales	599	699	1,047	1,088
Other	194	190	321	196

Total revenue	18,321	3,839	31,373	5,624

Operating expenses:
Cost of revenue (excludes depreciation & amortization, shown below):
Revenue share & royalties	5,490	772	9,479	1,445
Customer care & billing	5,588	3,924	10,635	6,434
Cost of equipment	1,855	—	2,968	—
Ad sales	561	390	998	557
Satellite & terrestrial	10,001	12,188	22,572	22,666
Broadcast & operations:
Broadcast	1,891	1,662	4,457	3,403
Operations	4,000	3,742	7,938	7,410

Total broadcast & operations	5,891	5,404	12,395	10,813
Programming & content	5,261	7,473	10,048	13,497

Total cost of revenue	34,647	30,151	69,095	55,412
Research & development (excludes depreciation and amortization, shown below)	2,919	2,411	5,386	4,735
General & administrative (excludes depreciation and amortization, shown below):	6,276	6,383	15,082	11,706
Marketing (excludes depreciation and amortization, shown below):
Retention and support	7,701	3,126	12,305	5,940
Subsidies and distribution	19,594	12,268	31,316	21,829
Advertising and marketing	16,417	25,960	27,766	59,087

Marketing	43,712	41,354	71,387	86,856
Amortization of GM liability	9,313	4,348	16,939	5,092

Total marketing	53,025	45,702	88,326	91,948
Depreciation & amortization	39,441	24,178	78,854	46,318

Total operating expenses	136,308	108,825	256,743	210,119

Operating loss	(117,987)	(104,986)	(225,370)	(204,495)
Interest income	88	719	130	1,679
Interest expense	(24,645)	(12,821)	(45,985)	(25,804)
Other income (expense)	(19,191)	434	(21,507)	333

Net loss	$(161,735)	$(116,654)	$(292,732)	$(228,287)

EBITDA	$(97,737)	$(80,374)	$(168,023)	$(157,844)
XM Subscriptions (end of period)(2)	692,253	136,718

(1)	Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

(2)	We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those that are currently in promotional periods, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers.

	Three Months Ended June 30,
	2003	2002
Reconciliation of Net Loss to EBITDA
Net loss as reported	$(161,735)	$(116,654)
Add back non-EBITDA items included in net loss:
Interest income	(88)	(719)
Interest expense	24,645	12,821
Depreciation & amortization	39,441	24,178

EBITDA	$(97,737)	$(80,374)

	Six Months Ended June 30,
	2003	2002
Reconciliation of Net Loss to EBITDA
Net loss as reported	$(292,732)	$(228,287)
Add back non-EBITDA items included in net loss:
Interest income	(130)	(1,679)
Interest expense	45,985	25,804
Depreciation & amortization	78,854	46,318

EBITDA	$(168,023)	$(157,844)

(2)	We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those that are currently in promotional periods, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers.

Three months Ended June 30, 2003 Compared With Three Months Ended June 30, 2002

Revenue

Revenue.    Our revenue consists of subscription fees, activation charges, limited direct sales of radios, advertising sales, and revenue earned from royalties. During the three-month period ended June 30, 2003, we recognized $18.3 million in total revenue, compared to $3.8 million during the three-month period ended June 30, 2002, an increase of $14.5 million. During the three-month period ended June 30, 2003, subscription related revenues comprised over 90% of our total revenues. As of June 30, 2003, we had 692,253 subscribers, compared to 136,718 at June 30, 2002, an increase of 555,535 subscribers. Our subscribers include 116,476 subscribers in OEM promotional periods (typically ranging from one to three-months to one-year in duration) paid for by the vehicle manufacturers. We think that the opportunity to hear the XM service is an effective way for us to increase our subscriber base, however, we cannot predict how many of our OEM promotional subscribers will continue with the XM service after their promotional period has expired. Our subscribers also include 7,637 XM activated vehicles with rental car companies, for which customers electing to use the XM service are charged $2.99 per day. Additionally, 39,667 family plan subscriptions at a multi-unit rate of $6.99 per radio per month are included in our total subscriber count. We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those who are currently in promotional periods, as well as, XM activated vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers. We expect revenue to increase as we continue to add subscribers and to attract additional advertisers.

Subscription Revenue.    Subscription revenue was $16.1 million during the three-month period ended June 30, 2003, compared to $2.8 million during the three-month period ended June 30, 2002, an increase of $13.3 million. For the three months ended June 30, 2003, subscription revenue includes $1.3 million from GM for subscription fees paid under certain promotional agreements. Subscription revenue consists primarily of our monthly subscription fees charged to consumers, commercial establishments and fleets, which are recognized as the service is provided. Subscription revenue also includes revenues from premium service. Our subscriber arrangements are cancelable, without penalty. Promotions and discounts are treated as a reduction to revenue during the period of the promotion. Sales incentives, consisting of rebates to subscribers, offset revenue. Average monthly subscription revenue per subscriber (ARPU) was approximately $9.32 during the three-month period ended June 30, 2003, and $9.14 during the three-month period ended June 30, 2002. ARPU from our OEM promotional subscribers was $6.74 during the three-month period ended June 30, 2003. ARPU from our rental car fleet subscribers was $0.89 during the month the three-month period ended June 30, 2003 due to the introduction of this program in late June 2003. ARPU from our family plan subscribers was $6.23 for the three-month period ended June 30, 2003. Average monthly subscription revenue per subscriber is derived from the total of earned subscription revenue (net of promotions and rebates) divided by the monthly weighted average number of subscribers for the period reported. Average monthly revenue per subscriber is a measure of operational performance and not a measure of financial performance under generally accepted accounting principles.

Activation Revenue.    Activation revenue is comprised of one-time activation charges billed to customers. Activation fees are non-refundable, and are recognized on a pro-rata basis over the estimated 40-month life of the subscriber relationship. We expect this estimate to be further refined in the future as additional historical data becomes available. During the three-month period ended June 30, 2003, we recognized $394,000 in activation revenue compared to $103,000 during the three-month period ended June 30, 2002, an increase of $291,000 due to an increase in subscribers. We expect activation revenue to increase as we increase subscribers.

Equipment Revenue.    Equipment revenue is comprised of revenues from any direct sales of radios. Through June 30, 2003, the direct sales of radios have generally been for promotional purposes. During the three-month period ended June 30, 2003, we recognized $1.0 million in equipment revenue compared to $0 during the three-month period ended June 30, 2002. We expect revenue from the sale of equipment to increase proportionately with the increase in direct sales of equipment by XM.

Net Ad Sales Revenue.    Advertising revenue consists of sales of advertisements and program sponsorships on the XM network to advertisers that are recognized in the period in which they are broadcast. Advertising revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Advertising revenue is presented net of national agency fees in the unaudited condensed consolidated statements of operations, which is consistent with industry practice. During the three-month periods ended June 30, 2003, we recognized $599,000 in net advertising revenue compared to $699,000 during the three-month period ended June 30, 2002. These amounts are net of agency commissions, which were $99,000 during the three-month period ended June 30, 2003, compared to $96,000 during the three-month period ended June 30, 2002. The decline in net advertising revenue is due to a decrease in advertising barter transactions to $11,000 during the three-month period ended June 30, 2003 from $165,000 during the three-month period ended June 30, 2002. Cash sales of advertising increased slightly during the three-month period ended June 30, 2003 as compared to the three-month period ended June 30, 2002. This is consistent with the slight increase in agency commissions, because agency commissions are based on cash sales of advertising.

Other Revenue.    Other revenue earned during the three-month period ended June 30, 2003 consisted of royalty revenue from certain tuners manufactured during 2003. We recognized $194,000 of royalty and other revenue during the three-month period ended June 30, 2003 compared with $190,000 during the three-month period ended June 30, 2002.

Operating Expenses

Total Operating Expenses.    Total operating expenses were $136.3 million during the three-month period ended June 30, 2003 compared to $108.8 million during the three-month period ended June 30, 2002, an increase of $27.5 million or 25.3%. The increase was due primarily to an increase in cost of revenue of $4.4 million attributable to increased sales, an increase in marketing expenses of $7.3 million and an increase in depreciation and amortization of $15.3 million resulting from a reduction in the useful life of our satellites.

Cost of Revenue.    Cost of revenue includes costs of radios associated with radio sales, revenue share & royalties, customer care & billing costs, satellite & terrestrial operating costs, cost of broadcast and operations, programming & content and costs directly associated with the sales of advertising. These combined costs were $34.6 million during the three-month period ended June 30, 2003, up from $30.2 million during the three-month period ended June 30, 2002, an increase of $4.4 million or 14.6%.

Cost of Equipment.    During the three-month period ended June 30, 2003, we incurred $1.9 million relating to promotional radios and radio kits that we sold directly to subscribers, compared to $0 during the three-month period ended June 30, 2002. The cost of equipment will increase as we increase the direct sales of equipment.

Revenue Share & Royalties.    Revenue share & royalties includes royalties paid to radio technology providers, revenue share payments to content providers, revenue share payments to certain retailers and OEM partners, and performance rights obligations to composers, artists, and copyright owners for public performances of their creative works broadcast on XM. These costs were $5.5 million during the three-month period ended June 30, 2003 compared to $772,000 during the three-month period ended June 30, 2002. This increase of $4.7 million was a result of our growth in subscriber base and revenues along with completion of negotiations for performance rights royalties. These total costs will increase with subscriber growth. The revenue share percentage for GM increases as the number of XM enabled GM vehicles increases, and therefore, we expect the revenue share percentage payable to GM to increase pursuant to the contract in the near term.

Ad Sales.    Ad sales expense was $561,000 during the three-month period ended June 30, 2003 compared to $390,000 during the three-month period ended June 30, 2002, an increase of $171,000. The increase in ad sales expense is due primarily to an increase in staffing and marketing costs to support ad sales growth.

Customer Care & Billing.    Customer care & billing operations expense includes expenses from outsourced customer care functions and was $5.6 million during the three-month period ended June 30, 2003, compared with $3.9 million during the three-month period ended June 30, 2002, an increase of $1.7 million or 44%. This increase resulted from the increase in the number of subscribers. Customer care & billing operations expense will continue to increase as we continue to add subscribers.

Satellite & Terrestrial.    Satellite & terrestrial includes telemetry, tracking and control of our two satellites, in-orbit satellite insurance and incentive payments, satellite uplink, and all costs associated with operating our terrestrial repeater network such as power, maintenance and lease payments. These expenses were $10.0 million during the three-month period ended June 30, 2003, compared with $12.2 million during the three-month period ended June 30, 2002, a decrease of $2.2 million or 18%. This decrease primarily resulted from a reduction in the costs incurred for the termination and deconstruction of terrestrial repeater sites no longer required in our existing network.

Broadcast & Operations

Broadcast.    Broadcast expenses include costs associated with the management and maintenance of the systems, software, hardware, production and performance studios used in the creation and distribution of XM-original and third party content. The advertising trafficking (scheduling and insertion) functions are also included. Broadcast costs were $1.9 million during the three-month period ended June 30, 2003, compared to $1.7 million during the three-month period ended June 30, 2002, an increase of $0.2 million or 12%. The increase is due primarily to increased systems expense relating to maintenance and general support.

Operations.    Operations, which includes facilities and information technology expense, was $4.0 million during the three-month period ended June 30, 2003, compared with $3.7 million during the three-month period ended June 30, 2002, an increase of $0.3 million or 8%. The increase in operations expense during the three-month ended June 30, 2003 is due primarily to increased costs associated with maintenance and general support of IT systems.

Programming & Content.    Programming & content includes the creative and production costs associated with our 101 channels of XM-original and third party content. This includes costs of programming staff and fixed payments for third party content. Programming & content expense was $5.3 million during the three-month period ended June 30, 2003, compared with $7.5 million during the three-month period ended June 30, 2002, a decrease of $2.2 million or 29%. The decrease is due primarily to decreases in payroll and payroll related costs from a reduction in headcount which occurred in November 2002.

Research & Development.    Research & development includes the costs of new product development, chipset design, and engineering. These combined expenses were $2.9 million during the three-month period ended June 30, 2003, compared with $2.4 million during the three-month period ended June 30, 2002, an increase of $0.5 million or 21%. The increase in research and development expense is due primarily to increased activities in new product development and costs associated with the redeployment of certain personnel to research and development. Research and development expenses will continue to increase as we accelerate the development of future telematics applications and new products, including interoperable radios.

General & Administrative.    General & administrative expense was $6.3 million during the three-month period ended June 30, 2003, compared with $6.4 million during the three-month period ended June 30, 2002, a decrease of $0.1 million or 2%. The decrease is due primarily to decreases in payroll and payroll related costs from a reduction in headcount which occurred in November 2002.

Marketing.    Marketing includes the costs of retention & support, subsidies & distribution, advertising & marketing, and amortization of our liability to GM. These combined costs were $53.0 million during the three-month period ended June 30, 2003, compared to $45.7 million during the three-month period ended June 30, 2002, an increase of $7.3 million or 16%. Marketing expense increased primarily due to increases in retention and support of $4.6 million, subsidies & distribution of $7.3 million and amortization of GM liability of $5.0 million, offset by a decrease in consumer advertising media expenses of $9.6 million.

Retention & Support.    Retention & support consists primarily of marketing related overhead expenses. During the three-month period ended June 30, 2003, these costs were $7.7 million compared to $3.1 million during the three-month period ended June 30, 2002, an increase of $4.6 million. The increase is due primarily to a non-cash stock compensation charge of $5.3 million recognized in relation to the issuance of certain warrants.

Subsidies & Distribution.    We currently provide incentives and subsidies for the manufacture, purchase, installation and activation of XM radios to attract and retain our manufacturing and distribution partners. Our subsidy and distribution costs are significant and totaled approximately $19.6 million during the three-month period ended June 30, 2003, compared with $12.3 million during the three-month period ended June 30, 2002, an increase of $7.3 million or 59% due primarily to the increase in subscribers, new activations, and GM vehicles equipped with XM radios. Subsidies and distribution will increase as the number of XM radios that are manufactured, installed and activated increase.

Subscriber Acquisition Costs.    We consider subscriber acquisition costs to include radio manufacturer subsidies, certain sales, activation and installation commissions, and subscriber product- and hardware-related incentives. These costs are represented in Subsidies & Distribution and the negative margins from equipment sales. Subscriber acquisition costs do not include ongoing loyalty payments to retailers and distribution partners, payments under revenue sharing arrangements with radio manufacturers and distributors and certain guaranteed payments to General Motors. During the three-month period ended June 30, 2003 and 2002, we incurred expenses of $19.0 million and $14.2 million, respectively, related to subscriber acquisition costs. Our average subscriber acquisition cost was $80 during the three-month period ended June 30, 2003.

Advertising & Marketing.    Activities comprising these expenses include media, advertising, events and direct marketing programs. Advertising & marketing costs were $16.4 million during the three-month period ended June 30, 2003 compared with $26.0 million during the three-month period ended June 30, 2002, a decrease of $9.6 million or 37%. The decrease is due to a decrease in consumer advertising media.

Cost Per Gross Addition.    We consider CPGA to include the amounts in SAC, as well as advertising, media and most marketing expenses. In our financial statements, SAC costs are captured in the Subsidies & Distribution and the negative margins from equipment sales, while CPGA costs are captured by the combination of the Subsidies & Distribution, Advertising & Marketing, plus the negative margins from equipment sales. CPGA does not include marketing staff and subscriber communication costs (included in Retention & Support) or the amortization of the GM guaranteed payments (included in Amortization of GM Liability). During the three-months ended June 30, 2003 and 2002, we incurred expenses of $37.2 million and $38.2 million, respectively. CPGA for the three-month period ended June 30, 2003 and 2002 was $160 and $592, respectively. The decline in CPGA for the three-month period ended June 30, 2003 as compared to the three-month period ended June 30, 2002 is due to the combined impacts of the decline in advertising and marketing expenses as well as the increase in the number of new subscribers during the quarter.

Amortization of GM Liability.    These costs include the amortization of annual fixed guaranteed payment commitments to General Motors, aggregating to $439 million, under our long-term distribution agreement with the OnStar division of GM providing for the installation of XM radios in GM vehicles. Amortization of the GM liability was $9.3 million for the three-month period ended June 30, 2003, compared with $4.3 million for the three-month period ended June 30, 2002. The distribution agreement was amended in June 2002 and then again in January 2003, as described under the captions “Liquidity and Capital Resources—Capital Resources and Financing.” As a result of the January 2003 amendment and GM’s current roll out plans, commencing in February 2003 we began recognizing the fixed annual payments due through September 2013, which approximate $397.3 million, on a straight-line basis. In January 2003, we expensed the pro rata portion of the fixed payment that was based on the June 2002 amendment to the agreement.

Depreciation & Amortization.    Depreciation & amortization expense was $39.4 million during the three-month period ended June 30, 2003, compared with $24.2 million during the three-month period ended June 30, 2002, an increase of $15.2 million or 63%. The increase in depreciation and amortization expense primarily resulted from the reduction in the useful lives of our in-orbit satellites from 17.5 years to 6.75 years during the third quarter of 2002 due to a solar array output power anomaly.

Interest Income.    Interest income was $88,000 during the three-month period ended June 30, 2003, compared with $719,000 during the three-month period ended June 30, 2002, a decrease of $631,000 or 88%. The decrease was the result of lower average balances of cash and cash equivalents during the three-month period June 30, 2003 as well as lower yields on our investments due to market conditions.

Interest Expense.    We recorded interest expense of $24.6 million and $12.8 million during the three-month period ended June 30, 2003 and 2002, respectively. The increase in interest expense is due to an increase in debt outstanding from the January 2003 and June 2003 financing transactions.

Other Income (Expense), net.    Other income (expense), net was $(19.2) million during the three-month period ended June 30, 2003, compared with $434,000 the three-month period ended June 30, 2002, a decrease of $19.6 million. The expense resulted primarily from losses of $19.4 million from the retirement of debt with a carrying value including accrued interest of $49.5 million. Other income (expense), net for the three months ended June 30, 2002 consists primarily of income from rental of office space in our corporate headquarters to third parties.

Net Loss. Net loss during the three-month period ended June 30, 2003 was $161.7 million, compared with $116.7 million for the three- month period ended 2002, an increase of $45.0 million or 39%. The increase primarily reflects the losses recorded in the other expense from the deleveraging transactions and increases in operating expenses, primarily depreciation and amortization expense offset in part by the growth in our revenue.

        EBITDA. Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. EBITDA during the three-month period ended June 30, 2003 was $(97.7) million, compared with $(80.4) million during the three- month period ended June 30, 2002. The decrease is due primarily to the $19.4 million of losses recorded in other expense from the deleveraging transactions and the increase on operating expenses in connection with ramp-up of commercial operations, offset in part by the growth in our revenue. We believe EDITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. The reconciliation of net loss to EBITDA is as follows.

	Three Months Ended June 30,
	2003	2002
Net loss as reported	$(161,735)	$(116,654)
Add back non-EBITDA items included in net loss:
Interest income	(88)	(719)
Interest expense	24,645	12,821
Depreciation & amortization	39,441	24,178

EBITDA	$(97,737)	(80,374)

Six months Ended June 30, 2003 Compared With Six Months Ended June 30, 2002

Revenue.    Our revenue consists of subscription fees, activation charges, limited direct sales of radios, advertising sales, and revenue earned from royalties. During the six-month period ended June 30, 2003, we recognized $31.4 million in total revenue, compared to $5.6 million during the six-month period ended June 30, 2002, an increase of $25.8 million. During the six-month period ended June 30, 2003, subscription related revenues comprised over 90% of our total revenues. As of June 30, 2003, we had 692,253 subscribers, compared to 136,718 at June 30, 2002, an increase of 555,535 subscribers. Our subscribers include 116,476 subscribers in OEM promotional periods (typically ranging from one to three-months to one-year in duration) paid for by the vehicle manufacturers. We think that the opportunity to hear the XM service is an effective way for us to increase our subscriber base, however, we cannot predict how many of our OEM promotional subscribers will continue with the XM service after their promotional period has expired. Our subscribers also include 7,637 XM activated vehicles with rental car companies, for which customers electing to use the XM service are charged $2.99 per day. Additionally, 39,667 family plan subscriptions at a multi-unit rate of $6.99 per radio per month are included in our total subscriber count. We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those who are currently in promotional periods, as well as, XM activated vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers. We expect revenue to increase as we continue to add subscribers and to attract additional advertisers.

Subscription Revenue.    Subscription revenue was $27.7 million during the six-month period ended June 30, 2003, compared to $4.2 million during the six-month period ended June 30, 2002, an increase of $23.5 million. For the six months ended June 30, 2003, subscriber revenue includes $2.4 million from GM for subscription fees paid under certain promotional agreements. Subscription revenue consists primarily of our monthly subscription fees charged to consumers, commercial establishments and fleets, which are recognized as the service is provided. Subscription revenue also includes revenues from premium service. Our subscriber arrangements are cancelable, without penalty. Promotions and discounts are treated as a reduction to revenue during the period of the promotion. Sales incentives, consisting of rebates to subscribers, offset revenue. Average monthly subscription revenue per subscriber (ARPU) was approximately $9.33 during the six-month period ended June 30, 2003, and $9.18 during the six-month period ended June 30, 2002. Average monthly subscription revenue per subscriber is derived from the total of earned subscription revenue (net of promotions and rebates) divided by the monthly weighted average number of subscribers for the period reported. Average monthly revenue per subscriber is a measure of operational performance and not a measure of financial performance under generally accepted accounting principles.

Activation Revenue.    Activation revenue is comprised of one-time activation charges billed to customers. Activation fees are non-refundable, and are recognized on a pro-rata basis over the estimated 40-month life of the subscriber relationship. We expect this estimate to be further refined in the future as additional historical data becomes available. During the six-month period ended June 30, 2003, we recognized $688,721 million in activation revenue compared to $127,079 during the six-month period ended June 30, 2002, an increase of $561,642 due to the increase in subscribers. We expect activation revenue to increase as we increase subscribers.

Equipment Revenue.    Equipment revenue is comprised of revenues from any direct sales of radios. Through June 30, 2003, the direct sales of radios have generally been for promotional purposes. During the six-month period ended June 30, 2003, we recognized $1.6 million in equipment revenue compared to $0 during the six-month period ended June 30, 2002. We expect revenue from the sale of equipment to increase proportionately with the increase in direct sales of equipment by XM.

Net Ad Sales Revenue.    Advertising revenue consists of sales of advertisements and program sponsorships on the XM network to advertisers that are recognized in the period in which they are broadcast. Advertising revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Advertising revenue is presented net of national agency fees in the unaudited condensed consolidated statements of operations, which is consistent with industry practice. During the six-month period ended June 30, 2003, we recognized $1.0 million in net advertising revenue compared to $1.1 million during the six-month period ended June 30, 2002. These amounts are net of agency commissions, which were $173,000 during the six-month period ended June 30, 2003, compared to $161,000 during the six-month period ended June 30, 2002. The decline in net advertising revenue is due to a decrease in advertising barter revenue to $24,000 during the six-month period ended June 30, 2003 from $165,000 during the six-month period ended June 30, 2002. Cash sales of advertising increased slightly during the six-month period ended June 30, 2003 as compared to the three-month period ended June 30, 2002. This is consistent with the slight increase in agency commissions, because agency commissions are based on cash sales of advertising.

Other Revenue.    Other revenue earned during the six-month period ended June 30, 2003 consisted of royalty revenue from certain tuners manufactured during 2003. We recognized $321,000 of royalty and other revenue during the six-month period ended June 30, 2003 compared with $196,000 during the six-month period ended June 30, 2002.

Operating Expenses

Total Operating Expenses.    Total operating expenses were $256.7 million during the six-month period ended June 30, 2003 compared to $210.1 million during the six-month period ended June 30, 2002, an increase of $46.6 million or 22.2%. The increase was due primarily to an increase in cost of revenue of $13.7 million attributable to increased sales, an increase in general and administrative expenses of $3.4 million and an increase in depreciation and amortization of $32.5 million resulting from a reduction in the useful life of our satellites, offset in part by a decline in marketing expenses of $3.6 million due to a decrease in consumer advertising media expenses.

Cost of Revenue.    Cost of revenue includes costs of radios associated with radio sales, revenue share & royalties, customer care & billing costs, satellite & terrestrial operating costs, cost of broadcast and operations, programming & content and costs directly associated with the sales of advertising. These combined costs were $69.1 million during the six-month period ended June 30, 2003, up from $55.4 million during the six-month period ended June 30, 2002, an increase of $13.7 million or 24.7%.

Cost of Equipment.    During the six-month period ended June 30, 2003, we incurred $3.0 million relating to promotional radios and radio kits that we sold directly to subscribers, compared to $0 during the six-month period ended June 30, 2002. The cost of equipment will increase as we increase the direct sales of equipment by XM.

Revenue Share & Royalties.    Revenue share & royalties includes royalties paid to radio technology providers, revenue share payments to content providers, revenue share payments to certain retailers and OEM partners, and performance rights obligations to composers, artists, and copyright owners for public performances of their creative works broadcast on XM. These costs were $9.5 million during the six-month period ended June 30, 2003 compared to $1.4 million during the six-month period ended June 30, 2002. This increase of $8.1 million was a result of our growth in subscriber base and revenues along with completion of negotiations for performance rights royalties. These total costs will increase with subscriber growth. The percentage of revenue that is shared with GM increases as the number of XM enabled GM vehicles increases, and therefore, we expect the percentage of revenue share payable to GM to increase pursuant to the contract in the near term.

Ad Sales.    Ad sales expense was $998,000 during the six-month period ended June 30, 2003 compared to $557,000 during the six-month period ended June 30, 2002, an increase of $441,000. The increase in ad sales expense is due primarily to an increase in staffing and marketing costs to support ad sales growth.

Customer Care & Billing.    Customer care & billing operations expense includes expenses from outsourced customer care functions and was $10.6 million during the six-month period ended June 30, 2003, compared with $6.4 million during the six-month period ended June 30, 2002, an increase of $4.2 million or 66%. This increase resulted from the increase in the number of subscribers. Customer care & billing operations expense will continue to increase as we continue to add subscribers.

Satellite & Terrestrial.    Satellite & terrestrial includes telemetry, tracking and control of our two satellites, in-orbit satellite insurance and incentive payments, satellite uplink, and all costs associated with operating our terrestrial repeater network such as power, maintenance and lease payments. These expenses were $22.6 million during the six-month period ended June 30, 2003, compared with $22.7 million during the six-month period ended June 30, 2002, a decrease of $0.1 million. This decrease primarily resulted from a reduction in the costs incurred for the termination and deconstruction of terrestrial repeater sites no longer required in our existing network.

Broadcast & Operations

Broadcast.    Broadcast expenses include costs associated with the management and maintenance of the systems, software, hardware, production and performance studios used in the creation and distribution of XM-original and third party content. The advertising trafficking (scheduling and insertion) functions are also included. Broadcast costs were $4.5 million during the six-month period ended June 30, 2003, compared to $3.4 million during the six-month period ended June 30, 2002, an increase of $1.1 million or 32%. The increase is due primarily to increased systems expense relating to maintenance and general support.

Operations.    Operations, which includes facilities and information technology expense, was $7.9 million during the six-month period ended June 30, 2003, compared with $7.5 million during the six-month period ended June 30, 2002, an increase of $0.4 million or 7%. The increase in operations expense during the six-month ended June 30, 2003 is due primarily to increased costs associated with maintenance and general support of IT systems.

Programming & Content.    Programming & content includes the creative and production costs associated with our 101 channels of XM-original and third party content. This includes costs of programming staff and fixed payments for third party content. Programming & content expense was $10.0 million during the six-month period ended June 30, 2003, compared with $13.5 million during the six-month period ended June 30, 2002, a decrease of $3.5 million or 26%. The decrease is due primarily to decreases in payroll and payroll related costs from a reduction in headcount which occurred in November 2002.

Research & Development.    Research & development includes the costs of new product development, chipset design, and engineering. These combined expenses were $5.4 million during the six-month period ended June 30, 2003, compared with $4.7 million during the six-month period ended June 30, 2002, an increase of $0.7 million or 15%. The increase in research and development expense is due primarily to increased activities in new product development and costs associated with the redeployment of certain personnel to research and development. Research and development expenses will continue to increase as we accelerate the development of future telematics applications and new products, including interoperable radios.

General & Administrative.    General & administrative expense was $15.1 million during the six-month period ended June 30, 2003, compared with $11.7 million during the six-month period ended June 30, 2002, an increase of $3.4 million or 29%. The increase in general & administrative expense primarily resulted from increases in professional service fees and director and officer insurance premiums.

Marketing.    Marketing includes the costs of retention & support, subsidies & distribution, advertising & marketing, and amortization of our liability to GM. These combined costs were $88.3 million during the six-month period ended June 30, 2003, compared to $91.9 million during the six-month period ended June 30, 2002, a decrease of $3.6 million, or 3.9%. Marketing expense decreased primarily due to a decrease in consumer advertising media expenses of $31.3 million offset by increases in retention & support of $6.4 million, subsidies & distribution of $9.5 million and amortization of GM liability of $11.8 million.

Retention & Support.    Retention & support consists primarily of marketing related overhead expenses. During the six-month period ended June 30, 2003, these costs were $12.3 million compared to $5.9 million during the six-month period ended June 30, 2002, an increase of $6.4 million. The increase is due primarily to a non-cash stock compensation charge of $7.8 million recognized in relation to the issuance of certain warrants, offset in part by a decline in overhead expenses.

Subsidies & Distribution.    We currently provide incentives and subsidies for the manufacture, purchase, installation and activation of XM radios to attract and retain our manufacturing and distribution partners. Our subsidy and distribution costs are significant and totaled approximately $31.3 million during the six-month period ended June 30, 2003, compared with $21.8 million during the six-month period ended June 30, 2002, an increase of $9.5 million or 44% due primarily to the increase in subscribers, new activations, and GM vehicles equipped with XM radios. Subsidies and distribution will increase as the number of XM radios that are manufactured, installed and activated increase.

Subscriber Acquisition Costs.    We consider subscriber acquisition costs to include radio manufacturer subsidies, certain sales, activation and installation commissions, and subscriber product- and hardware-related incentives. These costs are represented in Subsidies & Distribution and the negative margins from equipment sales. Subscriber acquisition costs do not include ongoing loyalty payments to retailers and distribution partners, payments under revenue sharing arrangements with radio manufacturers and distributors and certain guaranteed payments to General Motors. During the six-month period ended June 30, 2003 and 2002, we incurred expenses of $30.2 million and $23.5 million, respectively, related to subscriber acquisition costs. Our average subscriber acquisition cost was $78 during the six-month period ended June 30, 2003.

Advertising & Marketing. Activities comprising these expenses include media, advertising, events and direct marketing programs. Advertising & marketing costs were $27.8 million during the six-month period ended June 30, 2003 compared with

$59.1 million during the six-month period ended June 30, 2002, a decrease of $31.3 million or 53%. The decrease is due to a decrease in consumer advertising media.

Cost Per Gross Addition.    We consider CPGA to include the amounts in SAC, as well as advertising, media and most marketing expenses. In our financial statements, SAC costs are captured in the Subsidies & Distribution and the negative margins from equipment sales, while CPGA costs are captured by the combination of the Subsidies & Distribution, Advertising & Marketing, plus the negative margins from equipment sales. CPGA does not include marketing staff and subscriber communication costs (included in Retention & Support) or the amortization of the GM guaranteed payments (included in Amortization of GM Liability). During the six-months ended June 30, 2003 and 2002, we incurred expenses of $61.0 million and $80.9 million, respectively. CPGA for the six-month period ended June 30, 2003 and 2002 was $158 and $708, respectively. The decline in CPGA for the six-month period ended June 30, 2003 as compared to the six-month period ended June 30, 2002 is due to the combined impacts of the decline in advertising and marketing expenses as well as the increase in the number of new subscribers during the quarter.

Amortization of GM Liability.    These costs include the amortization of annual fixed guaranteed payment commitments to General Motors, aggregating to $439 million, under our long-term distribution agreement with the OnStar division of GM providing for the installation of XM radios in GM vehicles. Amortization of the GM liability was $16.9 million for the six-month period ended June 30, 2003, compared with $5.1 million for the six-month period ended June 30, 2002. The distribution agreement was amended in June 2002 and then again in January 2003, as described under the captions “Liquidity and Capital Resources—Capital Resources and Financing.” As a result of the January 2003 amendment and GM’s current roll out plans, commencing in February 2003 we began recognizing the fixed annual payments due through September 2013, which approximate $397.3 million, on a straight-line basis. In January 2003, we expensed the pro rata portion of the fixed payment that was based on the June 2002 amendment to the agreement.

Depreciation & Amortization.    Depreciation & amortization expense was $78.9 million during the six-month period ended June 30, 2003, compared with $46.3 million during the six-month period ended June 30, 2002, an increase of $32.6 million or 70%. The increase in depreciation and amortization expense primarily resulted from the reduction in the useful lives of our in-orbit satellites from 17.5 years to 6.75 years during the third quarter of 2002 due to a solar array output power anomaly.

Interest Income.    Interest income was $130,000 during the six-month period ended June 30, 2003, compared with $1.7 million during the six-month period ended June 30, 2002, a decrease of $1.6 million or 94%. The decrease was the result of lower average balances of cash and cash equivalents during the six-month period June 30, 2003 as well as lower yields on our investments due to market conditions.

Interest Expense.    We recorded interest expense of $46.0 million and $25.8 million during the six-month period ended June 30, 2003 and 2002, respectively. The increase in interest expense is due to an increase in debt outstanding from the January 2003 and June 2003 financing transactions.

Other Income (Expense), net.    Other income (expense), net was $(21.5) million during the six-month period ended June 30, 2003, compared with $333,000 the six-month period ended June 30, 2002, a decrease of $21.8 million. The expense resulted primarily from losses of $21.4 million from the retirement of debt with a carrying value including accrual interest of $67.6 million. Other income (expense), net for the six months ended June 30, 2002 consists primarily of income from rental of office space in our corporate headquarters to third parties.

Net Loss.    Net loss during the six-month period ended June 30, 2003 was $292.7 million, compared with $228.3 million for the six- month period ended 2002, an increase of $64.4 million or 28%. The increase primarily reflects the losses recorded in other expense from our de-leveraging transactions and increases in operating expenses, primarily depreciation and amortization expense, offset in part by the growth in our revenue.

EBITDA.    Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. EBITDA during the six-month period ended June 30, 2003 was $(168.0) million, compared with $(157.8) million during the six- month period ended June 30, 2002. The decrease is due primarily to an increase in operating expense in connection with our ramp-up of commercial operations, offset in part by the growth in our revenue. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. The reconciliation of net loss to EBITDA is as follows:

	Six Months Ended June 30,
	2003	2002
Net loss as reported	$(292,732)	$(228,287)
Add back non-EBITDA items included in net loss:
Interest income	(130)	(1,679)
Interest expense	45,985	25,804
Depreciation & amortization	78,854	46,318

EBITDA	$(168,023)	$(157,844)

Liquidity and Capital Resources

At June 30, 2003, we had total cash and cash equivalents of $157.9 million, which excludes $5.5 million of restricted investments, and working capital of $205.5 million. Cash and cash equivalents increased $151.2 million during the six months ended June 30, 2003. The increase resulted from $285.8 million provided by financing activities and $14.3 million provided by investing activities, offset by $148.9 million used in operating activities. The proceeds from financing activities resulted primarily from a private placement in January 2003 that resulted in the issuance of our 10% Senior Secured Discount Convertible Notes that yielded gross proceeds of $210 million, the issuance of 5.5 million shares of Class A common stock that yielded gross proceeds of $15 million, and the issuance of our 12% Senior Secured Notes that yielded gross proceeds of $175 million. The financing activities completed during the quarter are more fully discussed below. Investing activities consisted primarily of proceeds provided from the maturity of restricted investments. Cash flows used in operating activities includes the net loss of $292.7 million and the net cash used by our operating assets and liabilities, offset in part by non-cash expenses included in the net loss.

By comparison, at June 30, 2002 we had cash, cash equivalents and short-term investments of $2,000, which excludes $46.9 million of restricted investments, and working capital of $(45.2) million. Cash and cash equivalents decreased $62.4 million during the six months ended June 30, 2002. This decrease reflects $160.7 million cash used in operations, $15.9 million cash used in investing activities, and $114.2 million provided by financing activities during the six-month period ended June 30, 2002. Cash flow used in operations during the six-month period ended June 30, 2002 reflected commercial operations. Investing activities consisted primarily of capital expenditures for infrastructure and system completion.

Holdings and we have raised $2.1 billion of equity and debt net proceeds from inception through June 30, 2003 from investors and strategic partners to fund our operations. This includes $225 million of gross funds raised in the January 2003 financing transactions and $175 million of gross funds raised in the June 2003 transaction. We raised an additional $10 million in July 2003 from the exercise of the over-allotment option that was part of our June 2003 offering. The January 2003 financing transactions also included $250 million of payment deferrals and a line of credit. Although a significant portion of the proceeds from the January financing transactions are held by Holdings, we have entered into an agreement with Holdings under which Holdings has agreed to contribute funds to us as needed to fund our operations. Provided that we meet the revenue, expense and cash flow projections of our business plan, we expect to be fully funded and will not need to raise additional financing to continue operations; our business plan contemplates the use of either insurance proceeds and/or interim vendor financing to help fund our replacement satellite(s). We may need to raise additional funding depending on the amount and timing of the receipt of the insurance proceeds.

June 2003 Financing Transactions

On June 17, 2003, the Company completed an offering of $175 million of 12% Senior Secured Notes due June 15, 2010. Interest on the notes is payable every six months in cash in arrears on December 15 and June 15, commencing on December 15, 2003. The notes, which are the Company’s senior secured obligations, are guaranteed by the Parent and will rank equally in right of payment with all of the Company’s other existing and future senior indebtedness and senior in right of payment to all of the Company’s existing and future subordinated indebtedness. The Company may, at its option, redeem the notes at declining redemption prices at any time on or after June 15, 2007. At any time on or prior to June 15, 2006, the Company may redeem a portion of the outstanding notes with the proceeds of certain equity offerings as long as the redemption occurs within 90 days of the date of the closing of such equity offering and at least $100 million aggregate principal amount of notes remains outstanding after the redemption. In July 2003, an additional $10 million of these 12% senior secured notes due 2010 were issued pursuant to the over-allotment option.

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

De-leveraging Transactions

Holdings and we entered into agreements with certain holders of our notes to exchange $71.8 million carrying value which includes accrued interest, or $101.7 million fully accreted face value at maturity, of our notes, for 9,772,896 shares of Holdings’ Class A common stock. As a result of these de-leveraging transactions, we have eliminated $2.1 million carrying value ($2.0 million face amount at maturity) of our 14% Senior Secured Notes due 2010, $65.5 million carrying value ($94.2 million face amount at maturity) of our 14% Senior Secured Discount Notes due 2009 issued in January 2003, and $4.2 million carrying value ($5.5 million face amount at maturity) of our 10% Senior Secured Discount Convertible Notes due 2009.

We expect that our future working capital, capital expenditures, and debt service requirements will be satisfied from existing cash, cash equivalents, and short-term investments and by cash generated from operations, except for the financing of replacement satellites. Our business plan contemplates that financing for replacement satellites would be provided by insurance proceeds and/or interim vendor financing. We may need to raise additional funding depending on the amount and timing of the receipt of the insurance proceeds.

Future Operating and Capital Resource Requirements

Our business plan is based on what we have learned during our first full year of commercial service and our available resources. We are focusing on the new automobile market to take advantage of our relationships with automobile manufacturers, the introduction of lower-priced and more user-friendly radio technology in the retail aftermarket and the use of our most productive distribution channels. We have also reduced spending on advertising and streamlined our workforce. Provided that we meet the revenue, expense and cash flow projections of our business plan, we expect to be fully funded, and will not need to raise additional financing to continue operations; our business plan contemplates the use of either insurance proceeds and/or interim vendor financing to help fund our replacement satellite. We may need to raise additional funding depending on the amount and the timing of insurance proceeds. We are dependent on the continued support of Holdings.

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

Our need for additional funds may also be affected by future developments. In late August 2001, Boeing Satellite Systems (“BSS”) advised us of a progressive degradation problem with the solar array output power of Boeing 702 class satellites, including XM “Rock” and XM “Roll.” We have launch and in-orbit insurance policies that provide coverage to us for a total, constructive total or partial loss of either of our satellites where such loss arises from an occurrence within the first five years after launch (both satellites were launched during the first half of 2001). The aggregate sum insured in the event of the total or constructive total loss of our satellites is $400 million ($200 million per satellite). In September 2001, we advised our insurance carriers that the aforementioned solar array situation was likely to result in a claim under our in-orbit insurance policies and, in the first quarter of 2003, we filed a constructive total loss claim with the insurance carriers for the aggregate sum insured (less applicable salvage). By letters dated July 31 and August 11, 2003, our insurers advised us that they have concluded the Proofs of Loss must be rejected and our claims denied; in this notification, the insurers offered us the opportunity to supply additional information in support of our claims and/or any reasons why we believe the claims were denied in error. Among the reasons asserted for the insurers’ conclusions are that the satellites in-orbit are still performing above the insured levels and the solar array power degradation trend lines are not definitive; it is also alleged that we failed to comply with certain policy provisions regarding material change and other matters. Since we believe the insurers’ position is unsupported under terms of our policies, we will respond promptly and proceed to settlement discussions, arbitration or litigation as necessary to recover the losses. We continue to believe that we will ultimately receive insurance payments adequate to launch our spare satellite and fund a portion of XM-4, although there can be no assurance as to the amount of any insurance proceeds, or that any insurance proceeds will be received in a timely manner.

In light of the progressive degradation noted above, we plan to launch our ground spare satellite (XM-3) into one orbital slot by year-end 2004, and operate “Rock” and “Roll” collocated in the other orbital slot. In 2007 we plan to launch XM-4 to replace the collocated “Rock” and “Roll”. In this way, we would have replacement satellites in orbit and operating prior to the times “Rock” and “Roll” can no longer provide full service, or half service in collocated mode. Our commitments regarding XM-3 and XM-4 are described under “Capital Expenditures” below.

Since the solar array power degradation issue is common to the first six Boeing 702 class satellites now in orbit, the manufacturer and we are closely watching the progression of the problem, including data from a satellite that has been in orbit longer than either of our two satellites by approximately 15 and 17 months, respectively. With this advance visibility of performance levels, a firm launch commitment for our spare satellite in the fourth quarter of 2004, the ability to provide full service for an extended period of time with “Rock” and “Roll” collocated in one orbital slot and the spare located in the other slot (which would allow partial use of the existing satellites through the first quarter of 2008), firm commitments to build a fourth satellite and provide launch services therefor, and various mitigation actions to extend the full or partial use of the existing satellites, we believe that we will be able to launch additional satellites prior to the time the solar array power problem might cause the broadcast signal strength to fall below minimum acceptable levels.

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

Contractual Obligations and Commercial Commitments

We are obligated to make significant payments under a variety of contracts and other commercial arrangements, including the following:

Service Providers.    We have entered into agreements with service providers for customer care functions to subscribers of our service. Employees of this service provider have access to our customer care systems to establish customer accounts, activate radios, update program and account information and respond to general inquiries from subscribers. We pay an hourly rate for each customer care representative supporting our subscribers. During the six months ended June 30, 2003 and 2002, we incurred $5.8 million and $3.2 million, respectively, in relation to this agreement, of which $3.1 million and $2.0 million was incurred during the three months ended June 30, 2003 and 2002, respectively.

Programming Agreements.    We have also entered into various long-term programming agreements. Under the terms of these agreements, we are obligated to provide payments to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. During the six months ended June 30, 2003 and 2002, we incurred $9.6 million and $12.7 million, respectively, in relation to these agreements, of which $6.6 million and $6.7 million was incurred during the three months ended June 30, 2003 and 2002, respectively. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and advertising revenue increase. The amount of the costs related to these agreements cannot be estimated, but are expected to be substantial future costs. Of these amounts, $115,000 and $149,000, respectively, are included in Revenue Share & Royalties, and $5.9 million and $6.6 million, respectively, are included in Advertising & Marketing for the six-month period ended June 30, 2003 and 2002, respectively.

Royalty Agreements.    We have entered into fixed and variable revenue share payment agreements with performance rights organizations that expire as late as 2006. During the six months ended June 30, 2003 and 2002, we incurred $4.7 million and $443,000, respectively, in relation to these agreements, of which $2.3 million and $287,000 was incurred during the three months ended June 30, 2003 and 2002, respectively.

Marketing & Distribution Agreements.    We have entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, we are obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements. As previously described, we subsidize the manufacture of certain component parts of XM radios in order to provide attractive pricing to our customers. The subsidies are generally charged to expense when the radios are manufactured or shipped from the factory. Consequently, the expense is most often recognized in advance of when revenue, if any, is realized. The amount of these operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the six months ended June 30, 2003 and 2002, we incurred $20.0 million and $27.3 million, respectively, of which $13.2 million and $15.8 million was incurred during the three months ended June 30, 2003 and 2002, respectively, in relation to these agreements excluding expenses related to GM.

General Motors Distribution Agreement.    We have significant payment obligations under our distribution agreement with General Motors. During the term of the agreement, which expires 12 years from the commencement date of our commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. We will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-GM vehicles that are sold for use in the United States. The agreement was amended in June 2002 and January 2003 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of our commencement of commercial operations, and to provide that we may make certain payments to GM in the form of indebtedness or shares of Holdings’ Class A common stock. XM’s total cash payment obligations were not increased. We have significant annual, fixed payment obligations to GM. As a result of the June 2002 amendment, we commenced recognizing these fixed payment obligations for the period ending through November 2005, which approximate $63.6 million, on a straight-line basis. However, due to the January 2003 amendment to the Distribution Agreement and GM’s current roll out plans which demonstrate a likelihood that GM will exceed minimum installation targets, in 2003 we are now prospectively recognizing these fixed payments due through September 2013, which approximate $397.3 million, on a straight-line basis. We have issued a 10%

Senior Secured Convertible Note due 2009 with an aggregate principal amount of $89.0 million to OnStar in lieu of making these fixed payments to OnStar for amounts otherwise due in 2003 through 2006.

In order to encourage the broad installation of XM radios in GM vehicles, we have agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers for our service. We must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than 8 million GM vehicles with installed XM radios (at which point the percentage remains constant). We will also make available to GM bandwidth on our system. As part of the agreement, OnStar provides certain call-center related services directly to XM subscribers who are also OnStar customers and XM must reimburse OnStar for these XM-related call center services. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio’s services. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio’s service. The agreement is subject to renegotiation if as of November 2005, and at two-year intervals thereafter, GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving our service, starting with 1,240,000 units by November 2005, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. General Motors’ exclusivity obligations will discontinue if, by November 2005 and at two-year intervals thereafter, we fail to achieve and maintain specified minimum market share levels in the satellite digital radio service market (we are currently in excess of the minimum market share levels). Prior to 2001, we had not incurred any costs under the distribution agreement. As of June 30, 2003 and 2002, we had paid $23.6 million and $2.2 million, respectively, and incurred total costs of $73.0 million and $7.8 million, respectively, under the distribution agreement.

Satellite Contracts.    We have entered into contractual agreements for our satellites that are more fully described under the heading “Capital Expenditures.”

Non-Cash Stock-Based Expense

We incurred non-cash compensation charges of approximately $9.0 million and $480,000 million during the six months ended June 30, 2003 and 2002, respectively. These charges relate to stock options granted to employees, consultants, talent and vendors and warrants granted to Sony and CNBC. Additional compensation charges may result depending upon the market value of Holdings Class A common stock at each balance sheet date.

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

We are a party to a long-term distribution agreement with the OnStar division of General Motors that provides for the installation of XM radios in General Motors vehicles, as further described above under the heading “Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments.” In connection with the development of our terrestrial repeater network, we are a party to a contract with Hughes Electronics Corporation and were under a contract with LCC International (“LCCI”), as further described under the heading “Liquidity and Capital Resources—Capital Expenditures.” DIRECTV has provided consulting services in connection with the development of our customer care center and billing operations. We have agreements with OnStar, Clear Channel Communications, DIRECTV, and American Honda to make available use of our bandwidth. We have a sponsorship agreement with Clear Channel Entertainment to advertise our service at Clear Channel Entertainment concerts and venues. Premiere Radio Networks, a subsidiary of Clear Channel Communications, is our advertising sales representative. We also run advertisements on a spot and network basis on radio stations owned by Clear Channel.

As of June 30, 2003, the Company is engaged in activities with GM and Honda to jointly promote new car buyers to subscribe to the XM service. At June 30, 2003, there were approximately 116,476 subscribers in promotional periods (ranging from three months to one year in duration) paid for by the vehicle manufacturers. These subscriptions are included in the Company’s three months and six months subscriber total. Subscriber revenues from these activities are recorded as related party revenue.

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

We are a fully-owned subsidiary of Holdings. During the six-month period ended June 30, 2003, Holdings provided funding of $15.5 million to us and also provided non-cash capital contribution of $32.2 million in deferred financing fees and $68.9 million in discounts associated with the issuance of our 10% Senior Secured Discount Convertible Notes due 2009.

We are also party to a lease agreement for the lease of office space from Holdings. During the six-month period ended June 30, 2003, we had incurred costs of $2.1 million in relation to this lease agreement.

We earned the following revenue in connection with the sale of XM service to related parties described above (in thousands):

	Three months ended June 30, 2003
	June 30, 2003	June 30, 2002
GM	$1,540	$—
Honda	5	—

	$1,545	$—

	Six months ended June 30, 2003
	June 30, 2003	June 30, 2002
GM	$2,590	$—
Honda	5	—

	$2,595	$—

We have incurred the following costs in transactions with the related parties described above (in thousands):

	Three months ended June 30, 2003
	GM	Hughes	Clear Channel	Parent
Terrestrial repeater network	$—	$129	$—	—
Terrestrial repeater site leases	—	—	15	—
Customer care & billing operations	262	—	—	—
Marketing	23,331	—	2,327	—
Broadcast and operations	—	—	—	1,072

	Three months ended June 30, 2002
	GM	Hughes	DIRECTV	Clear Channel	LCCI	Parent
Terrestrial repeater network	$—	$(683)	$—	$—	(153)	—
Terrestrial repeater site leases	—	—	—	16	—	—
Customer care & billing operations	3	—		—	—	—
Marketing	5,513	—	—	2,348	—	—
Broadcast and operations	—	—	—	—	—	1,072

	Six months ended June 30, 2003
	GM	Hughes	Clear Channel	Parent
Terrestrial repeater network	$—	$197	—	—
Terrestrial repeater site leases	—	—	29	—
Customer care & billing operations	453	—	—	—
Marketing	41,376	—	5,213	—
Broadcast and operations	—	—	—	2,144

	Six months ended June 30, 2002
	GM	Hughes	DIRECTV		Clear Channel	LCCI	Parent
Terrestrial repeater network	$—	$10,244	$		$—	4,362	—
Terrestrial repeater site leases	—	—		—	28	—	—
Customer care & billing operations	4	—		33	—	—	—
Ad sales	—	—		—	—	—	—
Marketing	6,609	—		—	4,488	—	—
Broadcast and operations	—	—		—	—	—	2,144

Capital Expenditures

As of June 30, 2003, the Company had paid approximately $471.8 million under the satellite contracts related to “Rock” and “Roll” and XM-3, including $0.7 million in incentives and interest relating thereto.

Satellite Contract – XM “Rock” and XM “Roll”.    Under our satellite contract (originally entered into in March 1998, as amended to date), Boeing Satellite Systems (“BSS”) has delivered two satellites in orbit (XM “Rock” and XM “Roll”), provided ground equipment and software used in the XM Radio system and certain launch and operations support services. The contract also provides for in-orbit performance incentives to be earned depending on the performance of the satellites over their useful lives. The incentives under the satellite contract associated with “Rock” and “Roll” could total up to $25 million (excluding interest).

In light of the progressive degradation noted above, we plan to launch our ground spare satellite (XM-3) into one orbital slot by year-end 2004, and operate “Rock” and “Roll” collocated in the other orbital slot. In 2007 we plan to launch XM-4 to replace the collocated “Rock” and “Roll.” In this way, we will have replacement satellites in orbit and operating prior to the times “Rock” and “Roll” can no longer provide full service, or half service in collocated mode.

We own “Rock” and “Roll.”

Satellite Contract — Payment Deferrals on XM “Rock” and XM “Roll”

BSS and we have deferred $16.4 million of in-orbit incentive payments (included in the $25 million set forth above) relating to our two existing satellites, “Rock” and “Roll”, with the principal amount (to the extent earned and still capable of being earned) payable on December 5, 2006. After December 5, 2006, BSS must repay us any portion of the principal paid representing incentive amounts that are not earned on a current basis. Incentive payment amounts are earned (and expensed through operations) on a daily basis for each day that a satellite meets or exceeds its applicable performance specifications. The deferred amounts bear interest at the rate of 8%, compounded annually, payable quarterly in arrears.

Satellite Contract – XM-3.    Our ground spare satellite (XM-3) has been partially constructed to date, and is currently undergoing modifications to correct the solar array degradation issues experienced by “Rock” and “Roll,” as well as other changes discussed below. The payload of XM-3 is owned by us, and the bus of XM-3 is owned by Holdings. Through June 30, 2003, with respect to XM-3, we have deferred $15 million (at an interest rate of 8%) through December 5, 2006 and Holdings borrowed back $35 million from Boeing Capital Corporation (“BCC”) that is to be repaid by Holdings prior to launch of XM-3.

On May 22, 2003, BSS and we amended the satellite contract so as to set the launch period for its ground spare satellite, XM-3, for the three-month period commencing October 15, 2004. In addition to the modifications to address the solar anomaly as noted above, BSS will make certain alterations to optimize XM-3 for the specific orbital slot into which it will be launched. The aggregate cost of the launch, the optimization for the specific orbital slot and certain pre-launch services is approximately $100 million, of which approximately $2 million must be paid in the second half of 2003, and the balance in 2004, with nearly half being paid just prior to the launch. In addition, any unearned “Rock” and “Roll” incentives (of the $25,000,000 described above) will be rolled over to XM-3 and Holdings must repay the existing $35 million loan from BCC; we also will need to acquire and pay for launch and in-orbit insurance in connection with this launch. The cost of launch and in-orbit insurance in connection with this launch is subject to market prices and conditions at the time such insurance is obtained.

Satellite Contract – XM-4.

Holdings has committed (by further amendment to the satellite contract, with such amendment dated July 31, 2003, and by a separate contract with Sea Launch Company, LLC (“Sea Launch”), dated August 5, 2003) to acquire from BSS a fourth satellite (“XM-4”), which shall be available for shipment to the launch services provider no later than October 31, 2005, and associated launch services from Sea Launch. Holdings wll own XM-4. The fixed prices for XM-4 and the associated launch services total $186.5 million plus interest on deferred amounts and excluding in-orbit performance incentives. Following initial payments of $3 million in 2003, payments aggregating over $100 million are deferred with interest accruing monthly at a rate of 12.75% per annum. $10 million of the aggregate deferral is payable in October 2004 (of the total of approximately $13 million of payments anticipated to be made in 2004) and the balance, including all accrued and unpaid interest, in January 2005; the remaining portion of the fixed prices for XM-4 and the associated launch services are payable prior to launch. The Parent also issued a warrant to BSS to purchase 500,000 shares of the Parent Class A Common Stock at $13.524 per share. After launch of XM-4, BSS has the right to earn incentive payments of $12 million over the first twelve years of in-orbit life, an additional $7.5 million for performance above specification during the first 15 years of in-orbit life, and an additional $10 million for continued high performance across the five year period beyond the 15 year design life. We have also obtained a fixed price option to acquire a fifth satellite from BSS on pricing and incentive terms similar to those applicable to XM-4. If XM-3 is launched successfully and operates satisfactorily, we may elect, under the above contracts, to defer launch of XM-4 and, as a result, approximately $50 million in payments could be deferred until the 2007 timeframe.

Terrestrial Repeater System.    As of June 30, 2003, we incurred aggregate costs of approximately $267.6 million for a terrestrial repeater system. These costs covered the capital cost of the design, development and installation of a system of terrestrial repeaters to cover approximately 60 cities and metropolitan areas. In August 1999, we signed a contract with LCC International (LCCI) for engineering and site preparation. As of June 30, 2003, we had paid $128.4 million under this contract. There are no further payments due under the LCCI contract. We also entered into a contract effective October 22, 1999, with Hughes Electronics Corporation for the design, development and manufacture of the terrestrial repeaters; there are no further payments due under this contract except those related to ongoing out-of-warranty repairs. As of June 30, 2003, we had paid $114.0 million under this contract and recorded an additional liability of $84,000.

Ground Segment.    As of June 30, 2003, we incurred aggregate ground segment costs of approximately $132.9 million. These costs were related to the satellite control facilities, programming production studios and various other equipment and facilities.

Joint Development Agreement Funding Requirements.    The costs related to our agreement with Sirius Radio for joint development of a unified standard for satellite radios are being expensed as incurred in research & development. During the six-month period ended June 30, 2003, we incurred $167,000 compared to no expense during the six-month period ended June 30, 2002. We expect this expense to increase steadily this year; each party is obligated to fund one half of the development cost for a unified standard for satellite radios.

Long-term debt.    We have raised funds from issuing long-term debt on several occasions.

•	In March 2000, XM issued $325.0 million aggregate principal amount of 14% Senior Secured Notes due 2010. Following our January 2003 financing, less than $25 million of these notes remained outstanding. Principal on the 14% Senior Secured Notes due 2010 is payable at maturity, while interest is payable semi-annually.

•	On January 28, 2003, we completed a three-part financing.

•	We and Holdings issued $279.3 million aggregate principal amount at maturity of 10% Senior Secured Discount Convertible Notes in a private placement. Principal on the 10% Senior Secured Discount Convertible Notes is payable at maturity, while interest accretes until January 1, 2006 and is thereafter payable semi-annually in cash or, at our option, in additional notes. If all of the interest is paid in additional notes, these notes would aggregate $412.6 million when they come due in 2009. Through June 30, 2003, we have extinguished $4.2 million carrying value, or $5.5 million face amount at maturity, of these notes.

•	We and Holdings issued to OnStar $89.0 million in aggregate principal amount of a 10% Senior Secured Convertible Note due December 31, 2009 in lieu of our obligation to make $115 million in guaranteed payments from 2003 to 2006 under the General Motors distribution agreement. Principal on the OnStar note is payable at maturity, while interest, which is due semi-annually, is payable at our option in shares of Holdings’ Class A common stock.

•	We and Holdings completed an exchange of $300.2 million aggregate principal amount of the 14% Senior Secured Notes due 2010 for $438.0 million aggregate principal amount at maturity ($300.2 million accreted value as of March 15, 2003) of 14% Senior Secured Discount Notes due 2009, cash and warrants to purchase Class A common stock. Principal on the 14% Senior Secured Discount Notes due 2009 is payable at maturity, while interest accretes until December 31, 2005 and is thereafter payable semi-annually. Through May 6, 2003, we have extinguished $65.5 million carrying value, or $94.2 million face amount at maturity, of these notes.

•	On June 17, 2003, We and Holdings issued $175.0 million aggregate principal amount of 12% Senior Secured Notes due 2010. In July 2003, an additional $10 million of these 12% senior secured notes due 2010 were issued pursuant to the overallotment option. Principal on the 14% Senior Secured Notes due 2010 is payable at maturity, while interest is payable semi-annually.

Based on the various terms of our long-term debt, our ability to redeem any long-term debt is limited. We have and may continue to take advantage of opportunities to reduce our level of indebtedness in exchange for issuing equity securities, if these transactions can be completed on favorable terms.

The following table represents our contractual obligations as of June 30, 2003:

Contractual Obligations	Payments Due by Period
	July – December 2003	2004	2005	2006	2007	2008 and Beyond	Total
	(In thousands)
GM Distribution Agreement(1)	$—	$—	$—	$—	$80,753	$239,577	$320,330
GM Credit Facility(1)	—	—	—	100,000	—	—	100,000
GM Note(1)	—	—	—	—	—	89,042	89,042
Other long-term debt (1)	—	—	—	—	—	825,121	825,121
Capital Lease Obligations	1,574	1,356	542	3	—	—	3,475
Operating Lease Obligations	7,933	15,818	13,149	4,530	2,333	1,438	45,201

At June 30, 2003	$9,507	$17,174	$13,691	$104,533	$83,086	$1,155,178	$1,383,169
Post-June 30, 2003:
XM-3 (2)	2,000	99,300	2,000	15,000	—	—	118,300
XM-4 (2)(3)	3,000	13,000	122,000	$—	48,500	—	186,500

Total	$14,507	$129,474	$137,691	$119,533	$131,586	$1,155,178	$1,687,969

(1) The above amounts do not include interest, which in some cases is variable in amount.

(2) Excludes financing charges, in-orbit incentives and launch insurance, and assumes launch of XM-4 in 2007.

(3) XM-4 is an obligation of Holdings and not of the Company, but it has been included above for completeness.

We expect our $100 million credit facility with General Motors, which may be payable prior to maturity based on cash flows, to become payable as early as 2006. The long-term debt payments due in 2008 and beyond include the maturity of our remaining outstanding $22.8 million of 14% Senior Secured Notes, which come due in 2010, the maturity of our $343.5 million aggregate principal amount at maturity of 14% Senior Secured Discount Notes, which come due in 2009, the maturity of our $273.6 million aggregate principal amount at maturity of 10% Senior Secured Discount Convertible Notes, which come due in 2009 and the maturity of our $185.0 million aggregate principal amount at maturity of 12% Senior Secured Notes due 2010.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. We recorded a loss $19.4 million and $21.4 million during the three months and six months ended June 30, 2003, respectively from the early retirement of debt with a carrying value including accrued interest of $67.6 million. The loss is reported in other expense on the condensed consolidated statement of operations.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years and interim periods ending after December 15, 2002 and are included in the notes to these condensed consolidated financial statements. The disclosures required by SFAS No. 148 are included in note 7 to these condensed consolidated financial statements.

In January 2003, the FASB issued Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interests or variable interest entities obtained after January 31, 2003. The Interpretation may have an impact on the accounting for future investments, if any, made by the Company.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 addresses the classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract, and requires an issuer to classify certain instruments as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 may have an effect on the classification and measurement of future financing transactions, if and when they occur.

The Emerging Issues Task Force issued EITF No. 00-21, Revenue Arrangements with Multiple Deliverables addressing the allocation of revenue among products and services in bundled sales arrangements. EITF 00-21 is effective for arrangements entered into in fiscal periods after June 15, 2003. Based on our current sales and marketing programs, we do not anticipate the application of the new pronouncement will have a material impact on our financial statements. However, our sales and marketing programs may change over time and we will continue to evaluate the applicability of EITF 00-21 as it relates to sales of service and hardware. This new pronouncement may impact the timing and classification of revenue reported within the financial statements and may have a corresponding impact on the Average Revenue per Subscriber (“ARPU”) for the period.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2003, we do not have any derivative financial instruments and do not intend to use derivatives. We do not hold or issue any free-standing derivatives. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds. Our long-term debt includes fixed interest rates and the fair market value of the debt is sensitive to changes in interest rates. We run the risk that market rates will decline and the required payments will exceed those based on current market rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. The mortgage on our corporate headquarters has a variable interest rate that may not exceed a ceiling rate of 14% or a floor rate of 8%. Our loan from Boeing also has a variable interest rate. Included in our related party long-term debt owed to GM is a balance of $109.7 million, of which $1.7 million will be converted to shares of Class A common stock under our distribution agreement with OnStar and $18.9 million will be drawn under our Senior Secured Credit Facility with GM. This facility has a variable interest rate. A change of one percentage point in the interest rate applicable to this $82.2 million of variable rate debt at June 30, 2003 would result in a fluctuation of approximately $0.8 million in our annual interest expense. Additionally, we believe that our exposure to interest rate risk is not material to our results of operations.

ITEM 4.    CONTROLS AND PROCEDURES.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective. During the quarterly period ended June 30, 2003, no changes were made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds

On June 17, 2003, we completed an offering of $175 million of our 12% Senior Secured Notes due June 15, 2010. Interest on the notes is payable every six months in cash in arrears on December 15 and June 15, commencing on December 15, 2003. The notes are guaranteed by our parent, XM Satellite Radio Holdings Inc. (“Holdings”), and will rank equally in right of payment with all of our other existing and future senior indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. We may, at our option, redeem the notes at declining redemption prices at any time on or after June 15, 2007. At any time on or prior to June 15, 2006, we may redeem a portion of the outstanding notes with the proceeds of certain equity offerings as long as the redemption occurs within 90 days of the date of the closing of such equity offering and at least $100 million aggregate principal amount of notes remains outstanding after the redemption. In July 2003, an additional $10 million of these 12% senior secured notes due 2010 were issued pursuant to the over-allotment option.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit No.	Description
3.1^	Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc.

3.2^	Restated Bylaws of XM Satellite Radio Holdings Inc.

3.3	Restated Certificate of Incorporation of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

3.4	Amended and Restated Bylaws of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

3.5	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Amendment No. 1 to Holdings’ Registration Statement on Form S-3, File No. 333-89132).

3.6	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Holdings’ Annual Report on Form 10-K, filed with the SEC on March 31, 2003).

4.1	Form of Certificate for Holdings’ Class A common stock (incorporated by reference to Exhibit 3 to Holdings’ Registration Statement on Form 8-A, filed with the SEC on September 23, 1999).

4.2	Form of Certificate for Holdings’ 8.25% Series B Convertible Redeemable Preferred Stock (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-93529).

4.3	Certificate of Designation Establishing the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Holdings’ 8.25% Series B Convertible Redeemable Preferred Stock due 2012 (incorporated by reference to Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 16, 2000).

4.4	Warrant to purchase shares of Holdings’ Class A common stock, dated February 9, 2000, issued to Sony Electronics, Inc. (incorporated by reference to Holdings’ quarterly report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 12, 2000).

4.5	Warrant Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. as Issuer and United States Trust Company of New York as Warrant Agent (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-39176).

4.6	Warrant Registration Rights Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. and Bear, Stearns & Co., Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and Lehman Brothers Inc. (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-39176).

4.7	Form of Warrant (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-39176).

4.8	Certificate of Designation Establishing the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of the 8.25% Series C Convertible Redeemable Preferred Stock due 2012 (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-39176).

4.9	Form of Certificate for Holdings’ 8.25% Series C Convertible Redeemable Preferred Stock (incorporated by reference to the Registrant’s Registration Statement on Form S-1, File No. 333-39176).

4.10	Indenture, dated as of March 15, 2000, between XM Satellite Radio Inc. and United States Trust Company of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

4.11	Registration Rights Agreement, dated March 15, 2000, between XM Satellite Radio Inc. and Bear, Stearns & Co. Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and Lehman Brothers Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

4.12	Form of 14% Senior Secured Note of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

4.13	Security Agreement, dated March 15, 2000, between XM Satellite Radio Inc. and United States Trust Company of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

4.14	Pledge Agreement, dated March 15, 2000, between XM Satellite Radio Inc. and United States Trust Company of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

4.15	Indenture, dated March 6, 2001, between XM Satellite Radio Holdings Inc. and United States Trust Company of New York (incorporated by reference to Holdings’ annual report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.16	Supplemental Indenture, dated as of November 15, 2001, by and between XM Satellite Radio Inc. and The Bank of New York (successor to United States Trust Company of New York) (incorporated by reference to Holdings’ Current Report on Form 8-K, filed with the SEC on December 6, 2001).

4.17	Form of 7.75% convertible subordinated note (incorporated by reference to Holdings’ annual report on Form 10-K for the year ended December 31, 2000, filed with the SEC on March 15, 2001).

4.18	Customer Credit Agreement dated as of December 5, 2001 between Holdings and Boeing Capital Services Corporation (incorporated by reference to Holdings’ Current Report on Form 8-K, filed with the SEC on December 6, 2001).

4.19	Security Agreement dated as of December 5, 2001, between Holdings and Boeing Capital Services Corporation (incorporated by reference to Holdings’ Current Report on Form 8-K, filed with the SEC on December 6, 2001).

4.20	Rights Agreement, dated as of August 2, 2002, between Holdings and Equiserve Trust Company as Rights Agent (incorporated by reference to Holdings’ Current Report on Form 8-K, filed with the SEC on August 2, 2002).

4.21	Indenture, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.22	Security Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, and The Bank of New York (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.23	Amended and Restated Security Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and The Bank of New York (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.24	Intercreditor and Collateral Agency Agreement (General Security Agreement), dated as of January 28, 2003, by and among the Noteholders named therein, The Bank of New York, as trustee, General Motors Corporation, OnStar Corporation and The Bank of New York, as collateral agent (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.25	Intercreditor and Collateral Agency Agreement (FCC License Subsidiary Pledge Agreement), dated as of January 28, 2003, by and among the Noteholders named therein, The Bank of New York, as trustee, General Motors Corporation, OnStar Corporation and The Bank of New York, as collateral agent (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.26	Warrant Agreement, dated as of January 28, 2003, between XM Satellite Radio Holdings Inc. and The Bank of New York (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.27	Amended and Restated Amendment No. 1 to Rights Agreement, dated as of January 22, 2003, by and among XM Satellite Radio Holdings Inc. and Equiserve Trust Company, N.A. (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.28	Form of 10% Senior Secured Convertible Note due 2009 (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.29	Form of 10% Senior Secured Discount Convertible Note due 2009 (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.30	Global 14% Senior Secured Discount Note due 2009 (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.31	Global Common Stock Purchase Warrant (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.32	Common Stock Purchase Warrant issued to General Motors Corporation (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.33	Common Stock Purchase Warrant issued to R. Steven Hicks (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.34	Second Supplemental Indenture, dated as of December 23, 2002, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 15, 2003).

4.35	Third Supplemental Indenture, dated January 27, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.36	Indenture, dated as of June 17, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and The Bank of New York, as trustee (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.37	Registration Rights Agreement, dated as of June 17, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.38	Form of 12% Senior Secured Note due 2010 (incorporated by reference to Exhibit A to Exhibit 4.36 hereof).

4.39	First Supplemental Indenture, dated as of June 12, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.40	First Amendment to Security Agreement, dated as of June 12, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.41	Warrant to purchase XM Satellite Radio Holdings Inc. Class A Common Stock, dated July 31, 2003, issued to Boeing Satellite Systems International, Inc. (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 14, 2003).

10.1**	Third Amended and Restated Shareholders and Noteholders Agreement, dated as of June 16, 2003, by and among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 14, 2003).

10.2	Second Amended and Restated Registration Rights Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.3^	Note Purchase Agreement, dated June 7, 1999, by and between XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., Clear Channel Communications, Inc., DIRECTV Enterprises, Inc., General Motors Corporation, Telcom-XM Investors, L.L.C., Columbia XM Radio Partners, LLC, Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, L.P., and Special Advisors Fund I, LLC (including form of Series A subordinated convertible note of XM Satellite Radio Holdings Inc. attached as Exhibit A thereto).

10.4^*	Technology Licensing Agreement by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999.

10.5	Intentionally omitted.

10.6	Intentionally omitted.

10.7^*	Amended and Restated Agreement by and between XM Satellite Radio Inc. and ST Microelectronics Srl, dated September 27, 1999.

10.8*	Second Amended and Restated Distribution Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and OnStar Corporation, a division of General Motors Corporation (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.9^*	Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and DIRECTV, INC.

10.10^*	Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and Clear Channel Communication, Inc.

10.11^*	Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and TCM, LLC.

10.12	Intentionally omitted.

10.13	Intentionally omitted.

10.14	Intentionally omitted.

10.15	Intentionally omitted.

10.16	Intentionally omitted.

10.17^	Form of Indemnification Agreement between XM Satellite Radio Holdings Inc. and each of its directors and executive officers.

10.18	1998 Shares Award Plan (incorporated by reference to Holdings’ Registration Statement on Form S-8, File No. 333-106827).

10.19^	Form of Employee Non-Qualified Stock Option Agreement.

10.20^*	Firm Fixed Price Contract #001 between XM Satellite Radio Inc. and the Fraunhofer Gesellschaft zur Foderung Der angewandten Forschung e.V., dated July 16, 1999.

10.21^*	Contract for Engineering and Construction of Terrestrial Repeater Network System by and between XM Satellite Radio Inc. and LCC International, Inc., dated August 18, 1999.

10.22	Employee Stock Purchase Plan (incorporated by reference to Holdings’ Registration Statement on Form S-8, File No. 333-106827).

10.23^	Non-Qualified Stock Option Agreement between Gary Parsons and XM Satellite Radio Holdings Inc., dated July 16, 1999.

10.24^	Non-Qualified Stock Option Agreement between Hugh Panero and XM Satellite Radio Holdings Inc., dated July 1, 1998, as amended.

10.25^	Form of Director Non-Qualified Stock Option Agreement.

10.26	Intentionally omitted.

10.27	Intentionally omitted.

10.28*	Contract for the Design, Development and Purchase of Terrestrial Repeater Equipment by and between XM Satellite Radio Inc. and Hughes Electronics Corporation, dated February 14, 2000 (incorporated by reference to Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 16, 2000).

10.29*	Joint Development Agreement, dated February 16, 2000, between XM Satellite Radio Inc. and Sirius Satellite Radio Inc. (incorporated by reference to Holdings’ quarterly report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 12, 2000).

10.30	XM Satellite Radio Holdings Inc. Talent Option Plan (incorporated by reference to Holdings’ Registration Statement on Form S-8, File No. 333-65022).

10.31	Intentionally omitted.

10.32	Intentionally omitted.

10.33	Loan and Security Agreement, dated as of August 24, 2001, by and between Fremont Investment & Loan and XM 1500 Eckington LLC (incorporated by reference to Holdings’ quarterly report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 13, 2001).

10.34	Limited Recourse Obligations Guaranty, dated as of August 24, 2001, by XM Satellite Radio Holdings Inc. in favor of Fremont Investment & Loan (incorporated by reference to Holdings’ quarterly report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 13, 2001).

10.35	Assignment and Novation Agreement dated as of December 5, 2001, between Holdings, XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on December 6, 2001).

10.36*	Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery dated as of May 15, 2001 between XM Satellite Radio, Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Amendment No. 1 to Holdings’ Registration Statement on Form S-3, File No. 333-89132).

10.37*	Amendment to the Satellite Purchase Contract for In-Orbit Delivery dated as of December 5, 2001 between XM Satellite Radio, Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on December 6, 2001).

10.38	Note Purchase Agreement, dated as of December 21, 2002, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and OnStar Corporation (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.39	Amendment No. 1 to Note Purchase Agreement, dated as of January 16, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and OnStar Corporation (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.40	Amended and Restated Note Purchase Agreement, dated as of June 16, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 14, 2003).

10.41	Amendment No. 1 to Note Purchase Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.42	Director Designation Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to Holdings’ Current Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003).

10.43	GM/DIRECTV Director Designation Agreement, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc., General Motors Corporation and DIRECTV Enterprises LLC (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.44	Clear Channel Director Designation Agreement, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc. and Clear Channel Investments, Inc (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.45	Amended and Restated Assignment and Use Agreement, dated as of January 28, 2003 between XM Satellite Radio Inc. and XM Radio Inc. (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.46	Agreements not to convert, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc. and certain noteholders named therein (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.47	Credit Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., as a borrower, and XM Satellite Radio Holdings Inc., as a borrower, and General Motors Corporation, as lender (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.48	Voting Agreement, dated as of December 21, 2002, among the shareholders named therein (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.49	Employment Agreement, dated as of June 21, 2002, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Joseph J. Euteneuer (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2002).

10.50	Form of Employment Agreement, dated as of March 20, 2003, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Hugh Panero (incorporated by reference to Holdings’ Current Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003).

10.51	Form of Employment Agreement, dated as of March 20, 2003, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Gary Parsons (incorporated by reference to Holdings’ Current Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003).

10.52	Form of Executive Stock Option Agreement (incorporated by reference to Holdings’ Current Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003).

10.53**	Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 14, 2003).

10.54**	July 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 14, 2003).

10.55**	Contract for Launch Services, dated August 5, 2003, between Sea Launch Limited Partnership and XM Satellite Radio Holdings Inc. (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 14, 2003).

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

^	Incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-83619.
*	Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.
**	Confidential treatment has been requested for portions of this document.

(b) Reports on Form 8-K.

On June 3, 2003, Holdings and XM filed a Current Report on Form 8-K to disclose information that was contained in a preliminary offering memorandum of XM.

On June 11, 2003, Holdings and XM filed a Current Report on Form 8-K to report that one of Holdings’ shareholders had entered into a derivative contract with respect to the hedging of its shares of Holdings’ Class A common stock.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XM SATELLITE RADIO INC. (Registrant)

August 14, 2003	By:	/s/ Hugh Panero Hugh Panero, President and Chief Executive Officer (principal executive officer)

XM SATELLITE RADIO INC. (Registrant)

August 14, 2003	By:	/s/ Joseph J. Euteneuer Joseph J. Euteneuer Executive Vice President and Chief Financial Officer (principal financial and accounting officer)