Form 10-Q
period 2004-03-31
XM SATELLITE RADIO INC
filed 2004-05-17
CIK 1116317

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2004

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of March 31, 2004)
COMMON STOCK, $0.10 PAR VALUE	125 SHARES (all of which are issued to XM Satellite Radio Holdings Inc.)

XM SATELLITE RADIO INC. AND SUBSIDIARIES

EXPLANATORY NOTE

This quarterly report is filed by XM Satellite Radio Inc. (“Inc.”). Inc is a wholly-owned subsidiary of XM Satellite Radio Holdings Inc. (“XM” or “Holdings”), which is separately filing a quarterly report with the SEC. Unless the context requires otherwise, the terms “we,” “our” and “us” refer to Inc. and its subsidiaries.

This quarterly report and all other reports and amendments filed by us with the SEC can be accessed, free of charge, through our website at http://www.xmradio.com/investor/investor_financial_and_company.html on the same day that they are electronically filed with the SEC.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

XM SATELLITE RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Month Periods ended March 31, 2004 and 2003

	Three months ended March 31,
	2004	2003
	(in thousands, except share and per share data)
Revenue:
Subscription revenue	$39,761	$11,590
Activation revenue	867	295
Equipment revenue	679	592
Net ad sales revenue	990	448
Other	668	127

Total revenue	42,965	13,052

Operating expenses:
Cost of revenue (excludes depreciation & amortization, shown below):
Revenue share & royalties	15,478	3,989
Customer care and billing operations	7,085	5,047
Cost of equipment	1,596	1,113
Ad sales	1,287	437
Satellite & terrestrial	9,411	12,571
Broadcast & operations	6,219	6,504
Programming & content	7,224	4,787

Total cost of revenue	48,300	34,448
Research & development (excludes depreciation and amortization, shown below)	6,170	2,467
General & administrative (excludes depreciation and amortization, shown below)	5,751	8,805
Marketing (excludes depreciation and amortization, shown below)	61,570	35,300
Depreciation & amortization	39,133	39,414

Total operating expenses	160,924	120,434

Operating loss	(117,959)	(107,382)
Other income (expense):
Interest income	182	42
Interest expense	(27,913)	(21,340)
Other income (expense), net	(168)	(2,316)

Net loss before income taxes	(145,858)	(130,996)

Provision for deferred income taxes	(25,573)	—

Net Loss	(171,431)	(130,996)

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2004 and December 31, 2003

	March 31, 2004	December 31, 2003
	(unaudited)

	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$62,401	$90,219
Restricted investments	—	116
Accounts receivable, net of allowance for doubtful accounts of $685 and $796	13,475	13,160
Due from subsidiaries/affiliates	—	95,693
Due from related parties	5,166	5,176
Related party prepaid expenses	22,261	22,261
Prepaid and other current assets	17,988	18,217

Total current assets	121,291	244,842
Restricted investments, net of current portion	375	375
System under construction	118,727	22,058
Property and equipment, net of accumulated depreciation and amortization of $350,535 and $311,808	652,287	682,997
DARS license	141,200	141,200
Intangibles, net of accumulated amortization of $4,748 and $4,433	8,114	8,429
Deferred financing fees, net of accumulated amortization of $11,042 and $9,067	40,285	42,772
Related party prepaid expenses, net of current portion	38,956	44,521
Prepaid and other assets, net of current portion	2,622	2,502

Total assets	$1,123,857	$1,189,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,838	$39,784
Accrued expenses	47,803	57,512
Accrued network optimization expenses	3,356	4,136
Current portion of long-term debt	4,683	3,249
Due to subsidiaries/affiliates	5,358	—
Due to related parties	4,461	2,103
Accrued interest	9,045	3,070
Deferred revenue	52,675	39,722

Total current liabilities	157,219	149,576
Related party long-term debt	85,418	141,891
Long-term debt, net of current portion	540,000	527,944
Due to related parties, net of current portion	27,669	23,921
Deferred revenue, net of current portion	20,636	14,162
Other non-current liabilities	38,012	13,120

Total liabilities	$868,954	$870,614

Stockholders’ equity:
Common stock, par value $0.10; 3,000 shares authorized, 125 shares issued and outstanding	—	—
Additional paid-in capital	1,891,121	1,783,869
Accumulated deficit	(1,636,218)	(1,464,787)

Total stockholders’ equity	$254,903	$319,082

Commitments and contingencies
Total liabilities and stockholders’ equity	$1,123,857	$1,189,696

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Three-month Periods ended March 31, 2004 and 2003

	Three months ended March 31,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net loss	$(171,431)	$(130,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	604	208
Barter	(211)	(13)
Depreciation and amortization	39,133	39,414
Accretion of interest	14,030	5,290
Loss on disposal of computer equipment	165	464
Non-cash loss on conversion of 14% senior secured notes	—	2,212
Amortization of deferred financing fees and debt discount	6,817	3,515
Non-cash stock-based compensation	674	2,971
Provision for deferred income taxes	25,573	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(708)	(496)
Decrease in due from related parties	10	253
Decrease (increase) in prepaid and other assets	230	(2,487)
Decrease (increase) in long-term prepaids and other assets	883	(554)
Increase in accounts payable and accrued expenses	18,294	1,009
Increase in amounts due to related parties	6,137	880
Increase in deferred revenue	19,427	3,964
Increase (decrease) in accrued interest	5,975	(11,584)

Net cash used in operating activities	(34,398)	(85,950)

Cash flows from investing activities:
Purchase of property and equipment	(3,224)	(2,173)
Additions to system under construction	(96,102)	—
Net purchase/maturity of restricted investments	116	22,750
Other investing activities	—	(4,952)

Net cash provided by (used in) investing activities	(99,210)	15,625

Cash flows from financing activities:
Capital contributions from Holdings	187,875	73,031
Repayment of related party long-term debt	(81,194)	—
Payments on capital lease obligations	(891)	(807)

Net cash provided by financing activities	105,790	72,224

Net increase (decrease) in cash and cash equivalents	(27,818)	1,899
Cash and cash equivalents at beginning of period	90,219	6,726

Cash and cash equivalents at end of period	$62,401	$8,625

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

XM Satellite Radio Inc. (the “Company” or “Inc.”), was incorporated on December 15, 1992 in the State of Delaware for the purpose of operating a digital audio radio service (“DARS”) under a license from the Federal Communications Commission (“FCC”). XM Satellite Radio Holdings Inc. (“XM” or “Holdings”) was formed as a holding company for the Company on May 16, 1997. The Company’s satellites, “Rock” and “Roll,” were successfully launched on March 18, 2001 and May 8, 2001, respectively. The Company commenced commercial operations in two markets on September 25, 2001 and completed its national rollout on November 12, 2001.

(2) Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of XM Satellite Radio Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the consolidated financial position of XM Satellite Radio Inc. and its subsidiaries as of March 31, 2004 and December 31, 2003, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year. The accompanying financial statements are unaudited and should be read in conjunction with the Company’s 2003 consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K. Certain reclassifications have been made to prior-period amounts to conform with the 2004 presentation.

(3) Stock-Based Compensation

At March 31, 2004, Holdings had two stock-based employee compensation plans in which the Company participates. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three months ended March 31,
	2004	2003
	(amounts in thousands, except per share data)
Net loss attributable to common stockholders, as reported	$(171,431)	$(130,996)
Add: stock-based employee compensation expense included in net loss, net of tax	—	—
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards	(7,723)	(6,063)

Pro forma net loss	$(179,154)	$(137,059)

(4) Recent Financing and De-leveraging Transactions

(a) January 2004 Financing

Offering of shares of Class A common stock

On January 28, 2004, Holdings completed a public offering of 20,000,000 shares of its Class A Common Stock at $26.50 per share, 13,000,000 shares of which were offered for sale by certain selling stockholders. This 7,000,000 share offering resulted in gross proceeds of $185.5 million to Holdings. The proceeds from this offering were used in part to repay the unvested portion of the 10% Senior Secured Convertible Note due December 31, 2009 to Onstar. In connection with the sale of the Class A common stock in the January 2004 Class A common stock offering, Holdings and the Company entered into agreements with the selling stockholders to convert $11.0 million carrying value, or $13.3 million fully accreted face value at maturity, of 10% Senior Secured Discount Convertible Notes into 3,462,330 shares of Class A common stock, $52.4 million including accrued dividends in shares of Series C preferred stock into 5,891,147 shares of Class A common stock and 3,646,593 shares of Series A convertible preferred stock into 3,646,593 shares of Class A common stock.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b) 1st Quarter 2004 De-leveraging Transactions

During the three-month period ended March 31, 2004, $56.7 million carrying value including accrued interest, or $59.0 million fully accreted face value at maturity, of Holdings’ and the Company’s notes were converted into 7.2 million shares of Holdings’ Class A common stock. This includes the call for redemption of all Holdings’ remaining outstanding $45.7 million of 7.75% Convertible Subordinated Notes, all of which were converted prior to the redemption date. No loss or gain resulted from these debt extinguishments for the three-month period ended March 31, 2004. Additionally, the Company completed the redemption of the $89.0 million 10% Senior Secured Convertible Note due 2009 held by Onstar Corporation (“Onstar”), a subsidiary of General Motors (“GM”). As part of the redemption, Onstar converted $7.8 million in principal amount of the Note, representing the entire principal amount of the Note that had vested conversion rights at the time of the redemption, into 980,670 shares of Holdings’ Class A common stock in accordance with the terms of the Notes. The remaining $81.2 million in principal amount plus accrued interest was repaid with cash.

In connection with the January 2004 financing, Holdings entered into agreements with certain holders of its 8.25% Series C convertible redeemable preferred stock and its Series A convertible preferred stock to convert $52.4 million carrying value including accrued and unpaid dividends in shares of Series C preferred stock into 5,891,147 shares of Class A common stock and $34.7 million carrying value in shares of Series A preferred stock into 3,646,593 shares of Class A common stock. Holdings also entered into agreements with certain holders of its Series A convertible preferred stock to convert $16.7 million carrying value in shares of Series A preferred stock into 1,746,659 shares of Class A common stock. Additionally, Holdings entered into agreements with certain holders of Class A common stock warrants to exchange 42,616 warrants into 1,522,360 shares of Class A common stock for 1,339,540 shares of Class A common stock and received $9.2 million in cash proceeds from the exercise of 33,865 warrants converted into 2,878,525 shares of Class A common stock.

As a result of these de-leveraging transactions, Holdings and the Company eliminated approximately $249.5 million of carrying value including accrued interest of debt and preferred securities or approximately $251.8 million of face amount at maturity. Holdings and the Company eliminated $89.0 million in principal amount ($89.0 million face amount at maturity) of the 10% Senior Secured Convertible Note due 2009 held by General Motors, $45.7 million carrying value including accrued interest ($45.7 million face amount at maturity) of Holdings’ 7.75% Convertible Subordinated Notes due 2006, $11.0 million carrying value including accrued interest ($13.3 million face amount at maturity) of the Company’s 10% Senior Secured Discount Convertible Notes due 2009, $52.4 million carrying value of Holdings’ Series C preferred stock and $51.4 million carrying value of Holdings’ Series A preferred stock.

(c) April 2004 Financing

Offering of Senior Secured Floating Rate Notes due 2009

On April 20, 2004, the Company completed an offering of $200 million of Senior Secured Floating Rate Notes due May 1, 2009. Interest on the notes is 6.65% per annum through July 31, 2004 and thereafter will be reset quarterly at a rate equal to 550 basis points over LIBOR. The interest on the notes is payable quarterly in cash in arrears on February 1, May 1, August 1 and November 1, commencing on August 1, 2004. No scheduled principal payments are required to be made prior to maturity. The notes, which are the Company’s senior secured obligations, are secured by substantially all of the Company’s assets, including the stock of the Company’s FCC license subsidiary, are guaranteed by Holdings and will rank equally in right of payment with all of the Company’s other existing and future senior indebtedness and senior in right of payment to all of the Company’s existing and future subordinated indebtedness. At any time, the Company may, at its option, redeem the notes, in whole or in part, at declining redemption prices. The proceeds from this offering will be used to repay outstanding balances under the Company’s revolving credit facility with General Motors and for working capital and general corporate purposes. This offering will be reflected in the Company’s financial statements for the quarter ending June 30, 2004.

(d) April 2004 De-leveraging Transactions

In April 2004, the Company redeemed $50.0 million in principal amount of its 12% Senior Secured Notes due 2010 for an aggregate redemption price of $58.2 million, which amount included a 12% redemption premium plus accrued and unpaid interest. Also, in April 2004, the Company entered into agreements with certain holders of its 14% Senior Secured Notes due 2009 to exchange $33.3 million carrying value including accrued interest, or $42.0 million fully accreted face value at maturity, for 1,414,407 shares of Holdings’ Class A common stock. The Company recorded a loss of $18.0 million from this exchange of its 14% Senior Secured Notes due 2009 in April 2004. These transactions will be reflected in the Company’s financial statements for the quarter ending June 30, 2004.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e) Exercise of GM Warrant

In April 2004, Holdings received approximately $32 million in cash proceeds in connection with GM’s exercise of a warrant to purchase 10 million shares of the Company’s Class A common stock at an exercise price $3.18 per share.

(5) Long-Term Debt

Long-term debt at March 31, 2004 and December 31, 2003 consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
14% senior secured notes - original issue due 2010 (Old Notes)	$22,824	$22,824
Less: unamortized discount on 14% senior secured notes due 2010	(3,643)	(3,726)
14% senior secured discount notes due 2009 (New Notes)	262,211	262,211
Add: accretion of interest on 14% senior secured notes	9,177	—
Less: unamortized discount on 14% senior secured notes due 2009	(84,500)	(85,131)
12% senior secured notes due 2010	185,000	185,000
10% senior secured discount convertible notes	194,125	205,068
Add: accretion of interest on 10% senior secured discount convertible notes	4,853	—
Less: unamortized discount on 10% senior secured discount convertible notes	(57,427)	(61,552)
Notes payable	2,874	2,644
Related party long-term debt	85,418	141,891
Capital leases	9,189	3,855

Total debt	$630,101	$673,084
Less current installments	(4,683)	(3,249)

Long-term debt, excluding current installments	$625,418	$669,835

The following table presents a summary of the debt activity for the three-month period ended March 31, 2004 (in thousands):

	December 31, 2003	Issuances / Additions	Discount Amortization	Interest Expense	Principal Payments	Retirements / Extinguishments	March 31, 2004
14% Senior Secured Notes due 2010 (Old Notes)	$22,824	$—	$—	$—	$—	$—	$22,824
Less: discount	(3,726)	—	83	—	—	—	(3,643)
14% Senior Secured Notes due 2009 (New Notes)	262,211	—	—	—	—	—	262,211
Add: accretion of interest	—	—	—	9,177	—	—	9,177
Less: discount	(85,131)	—	631	—	—	—	(84,500)
12% Senior Secured Notes due 2010	185,000	—	—	—	—	—	185,000
10% Senior Secured Discount Convertible Notes	205,068	—	—	—	—	(10,943)	194,125
Add: accretion of interest	—	—	—	4,920	—	(67)	4,853
Less: discount	(61,552)	—	990	—	—	3,135	(57,427)
Notes payable	2,644	230	—	—	—	—	2,874
Related party long-term debt	141,891	32,569	—	—	—	(89,042)	85,418
Capital leases	3,855	6,225	—	—	(891)	—	9,189

Total	$673,084	$39,024	$1,704	$14,097	$(891)	$(96,917)	$630,101

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a) 14% Senior Secured Notes

On March 15, 2000, the Company closed a private placement of 325,000 units, each unit consisting of $1,000 principal amount of Old Notes and one warrant to purchase 8.024815 shares of Holdings’ Class A common stock at a price of $49.50 per share. The Company realized net proceeds of $191,500,000, excluding $123,000,000 used to acquire securities that was used to pay interest payments due under the notes for the first three years. The $325,000,000 face value of the notes was offset by a discount of $65,746,000 associated with the fair value of the related warrants. In January 2003, the Company completed an exchange of 300,176 Old Notes for $437,956,784 principal amount at maturity of New Notes, warrants to purchase 25,514,960 shares of Holdings’ Class A common stock at a price of $3.18 per share and $21,012,320 in cash. The face value of the New Notes was offset by a discount of $60,981,000 associated with the fair value of the related warrants. The face value of these notes is also reduced by a discount of $52,421,000 associated with the allocation of the discount on the Old Notes. As of March 31, 2004 and December 31, 2003, the Company had amortized $14,465,000 and $13,752,000 of the discount, respectively. During the year ended December 31, 2003, the Company extinguished $2,000,000 principal amount at maturity, of Old Notes plus accrued interest and $65,483,000 carrying value, or $94,208,000 fully accreted face value at maturity, of New Notes by issuing 8,448,500 shares of Holdings’ Class A common stock. In April 2004, the Company extinguished $33,318,000 carrying value including accrued interest, or $42,000,000 fully accreted face value at maturity, of New Notes by issuing 1,414,407 shares of Holdings’ Class A common stock.

(b) 12% Senior Secured Notes

On June 17, 2003, the Company sold $175,000,000 of 12% senior secured notes due June 15, 2010 to certain institutional and accredited investors, including some of its current investors. In July 2003, an additional $10,000,000 of these 12% senior secured notes due 2010 were issued pursuant to the over-allotment option. In April 2004, the Company redeemed $50,000,000 principal amount of its 12% senior secured notes due plus accrued interest at a redemption price of 112% of the principal amount 2010 for $58,183,333 in cash consideration.

(c) 10% Senior Secured Discount Convertible Notes

On January 28, 2003, Holdings and the Company sold $210,000,000 of 10% senior secured discount convertible notes due December 31, 2009 to certain institutional and accredited investors, including some of its current investors. The $210,000,000 face value of the notes was offset by a discount of $2,842,000 associated with the fair value of the consideration provided to certain of these investors at the time of issuance. In connection with this transaction, the Company also recognized a beneficial conversion feature of $68,879,000. During the year ended December 31, 2003, Holdings and the Company exchanged $24,036,000 carrying value, or $30,502,000 principal amount at maturity, of 10% senior secured discount convertible notes due 2009 by issuing 8,072,081 shares of Holdings’ Class A common stock. During the three months ended March 31, 2004, Holdings issued 3,462,000 shares of Class A common stock upon the conversion of $11,010,000 carrying value, or $13,302,000 principal amount at maturity, of the Company’s 10% senior secured discount convertible notes due 2009. The Company recorded the discount of $3,135,000 attributable to the beneficial conversion of these converted notes to interest expense during the three-month period ended March 31, 2004. Holdings and the Company may require conversion on or after January 28, 2007 of all of the notes into shares of Holdings’ Class A common stock at a conversion price of $3.18 per share. The holders of the notes may convert their notes into Holdings’ Class A common stock at any time prior to maturity.

(d) Related Party Notes

On January 28, 2003, Holdings and the Company issued to Onstar, a subsidiary of GM, a 10% senior secured convertible note due December 31, 2009 with an aggregate principal amount of $89,042,000 in lieu of Inc.’s obligation to make $115,000,000 in guaranteed payments from 2003 to 2006 under the distribution agreement with Onstar. In February 2004, the Company completed the redemption of the 10% senior secured convertible note. As part of the redemption, GM converted $7.8 million in principal amount of the note, representing the entire principal amount of the note that had vested conversion rights at the time of the redemption, into 980,670 shares of the Holdings’ Class A common stock in accordance with the terms of note. The remaining $81.2 million in principal amount plus accrued interest was repaid with cash. GM also provided the Holdings and Company with the ability to make up to $35,000,000 in future subscriber acquisition payments that the Company may owe to Onstar under the distribution agreement in shares of Class A common stock and provided the Company with a $100,000,000 revolving credit facility agreement. As of March 31, 2004, the Company has incurred $32,569,000 in payments due to Onstar which is reported in marketing expenses on the Company’s condensed consolidated statement of operations for the three-month period ended March 31, 2004. Of this amount, $23,374,000 has been drawn from the credit facility and $9,195,000 relates to subscriber acquisition payments due to Onstar that may be paid in Holdings’ Class A common stock.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e) Notes Payable

The Company has established notes payable for credit facilities to vendors for the deferral of up to $6,000,000 million in amounts owed. These notes are payable in 2004 and 2005 and accrue interest at 6%. As of March 31, 2004, the balance due on these credit facilities was $2,874,000.

(7) Provision for Deferred Income Taxes

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

During the three months ended March 31, 2004, the Company recorded a net increase to its valuation allowance for deferred tax assets of $25.6 million. The increase was required because the Company determined that it was not appropriate under generally accepted accounting principles to offset deferred tax assets against deferred tax liabilities related to indefinite lived assets that can not be scheduled to reverse in the same period. The Company will continue to incur tax expense as the indefinite lived assets are amortized for tax purposes over the next 13 years. The annual amount of deferred tax expense related to these items is expected to be approximately $2.3 million. The Company does not expect to settle this liability in the foreseeable future.

(8) Related Party Transactions

The Company had the following amounts due from related parties at March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004	December 31, 2003
GM	$2,872	$4,124
Honda	2,294	1,052

	$5,166	$5,176

The Company had the following amount as related party prepaid expense at March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004	December 31, 2003
GM	$61,217	$66,782

The Company had the following amounts outstanding to related parties at March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004	December 31, 2003
GM	$28,936	$25,204
Honda	2,500	—
Hughes	123	59
Clear Channel	571	761

	$32,130	$26,024

The Company had the following related party debt at March 31, 2004 and December 31, 2003 (in thousands):

	March 31, 2004	December 31, 2003
GM	$85,418	$141,891

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Beginning in the fourth quarter of 2002, the Company engaged in activities with GM and Honda to jointly promote XM service subscriptions to new car buyers. At March 31, 2004, there were 311,399 subscribers in promotional periods (typically ranging from three months to one year in duration) paid for by the vehicle manufacturers. These subscriptions are included in the Company’s subscriber total. Revenues earned from related parties, primarily from these subscriptions, are as follows (in thousands):

	Three months ended
	March 31, 2004	March 31, 2003
GM	$4,635	$1,050
Honda	1,337	—

	$5,972	$1,050

The Company has relied upon certain related parties for technical, marketing and other services during the three-month period ended March 31, 2004 and 2003. Total costs incurred in transactions with related parties are as follows (in thousands):

	The three-month period ended March 31, 2004
	GM	Honda	Hughes	Clear Channel
Terrestrial repeater network	$—	$—	$110	$—
Terrestrial repeater site leases	—	—	—	15
Research & development	—	2,500	—	—
Customer care & billing operations	128	—	—	—
Marketing	43,540	—	—	1,586

	The three-month period ended March 31, 2003
	GM	Honda	Hughes	Clear Channel
Terrestrial repeater network	$—	$—	$69	$—
Terrestrial repeater site leases	—	—	—	15
Research & development	—	—	—	—
Customer care & billing operations	190	—	—	—
Marketing	17,956	—	—	2,906

(a) GM

In 1999, the Company established a distribution agreement with GM (see Note 9(f)). Under the terms of the agreement, GM distributes the XM Radio Service in various models of its vehicles. This agreement was amended in June 2002 and January 2003.

(b) Honda

The Company has arrangements with Honda relating to the promotion of the XM service to new buyers, the use of bandwidth on the XM system and the development of telematics services and technologies.

(c) Hughes

In 1999, the Company entered into a terrestrial repeater manufacturing agreement with Hughes (see Note 9(d)).

(d) DIRECTV

In 1999, the Company entered into a consulting services agreement with DIRECTV. The agreement provides for DIRECTV professionals to aid the Company’s efforts in establishing its customer care center and billing operations on a time and materials basis. DIRECTV ceased to be a related party during the three-month period ended March 31, 2004.

(e) Clear Channel

Clear Channel Communications provides certain programming services to the Company. In 2000, the Company entered into a sponsorship agreement with SFX Marketing, now Clear Channel Entertainment, to advertise and promote the Company’s service at

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Clear Channel Entertainment events and venues. Since 2000, Premiere Radio Networks, a subsidiary of Clear Channel Communications has served as one of the Company’s ad sales representatives. Under separate agreements, the Company also runs advertisements on a spot and network basis on radio stations owned by Clear Channel Communications. In addition, the Company leases 4 sites for its terrestrial repeaters from Clear Channel Communications.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f) Holdings

During the three-month period ended March 31, 2004, Holdings provided funding to the Company of $187.9 million.

In August 2001, the Company’s facility lease for its corporate headquarters was amended and Holdings became the Company’s new landlord. For the three-month periods ended March 31, 2004 and 2003, the Company incurred costs relating to the rental of office space from Holdings of $1.1 million.

(9) Commitments and Contingencies

(a) DARS License

The Company’s DARS license is valid for eight years upon successful launch and orbital insertion of the satellites and can be extended by the Company. The DARS license requires that the Company comply with a construction and launch schedule specified by the FCC for each of the two authorized satellites, which has occurred. The FCC has the authority to revoke the authorizations and in connection with such revocation could exercise its authority to rescind the Company’s license. The Company believes that the exercise of such authority to rescind the license is unlikely. If necessary, the Company could seek FCC authority to launch additional satellites for use in its system, which management believes would likely be approved. In February 2004, the Company applied to the FCC for authority to launch and operate XM-3 and XM-4 and to relocate XM Roll to the 11W orbital location. These applications are pending. Additionally, the FCC has not yet issued final rules permitting the Company to deploy its terrestrial repeaters to fill gaps in satellite coverage. The Company is operating its repeaters on a non-interference basis pursuant to a grant of special temporary authority from the FCC. This grant originally expired March 18, 2002. However, on March 11, 2002, the Company applied for an extension of this special temporary authority and the Company can continue to operate its terrestrial repeaters pursuant to the special temporary authority pending a final determination on this extension request. This authority is currently being challenged by operators of terrestrial wireless systems who have asserted that the Company’s repeaters may cause interference. The Company believes it is not likely that an FCC order would materially impact the terrestrial repeater system design currently in operation.

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

(b) Technology Licenses

Effective January 1, 1998, the Company entered into a technology licensing agreement with Motient and WorldSpace Management Corporation (“WorldSpace MC”) by which as compensation for certain licensed technology then under development to be used in the XM Radio System, the Company pays certain amounts to WorldSpace MC. The actual amounts to be incurred under this agreement are dependent upon further development of the technology, which is at the Company’s option. The agreement includes provisions for sharing certain costs related to the further development of technology and for royalty payments from the Company to WorldSpace MC. At March 31, 2004 and December 31, 2003, respectively, the Company had recorded an accrual of $4.6 million and $5.2 million payable to Worldspace MC for royalty payments.

(c) Satellite Contract

As of March 31, 2004, Holdings and the Company had paid approximately $575.2 million, including financing charges and interest under the satellite contract related to XM Rock, or XM-2, XM Roll, or XM-1, XM-3 and XM-4. The Company originally entered into its satellite contract in March 1998 with Boeing Satellite Systems International, Inc., or BSS, and has subsequently amended the contract, including in July 2003 and December 2003.

Satellite Contract—XM Rock and XM Roll. Under the satellite contract, BSS has delivered two satellites in-orbit, XM Rock and XM Roll, supplied ground equipment and software used in the XM Radio system and provided certain launch and operations support services.

Satellite Contract—Replacement Satellites Deployment Plan. In light of the progressive degradation affecting XM Rock and XM Roll, the Company plans to launch its ground spare satellite, XM-3, into one orbital slot by year-end 2004, and then temporarily operate XM Rock and XM Roll collocated in the other orbital slot. In 2007, the Company plans to launch XM-4 to replace the collocated XM Rock and XM Roll. In this way, the Company will have replacement satellites in orbit and operating prior to the times XM Rock and XM Roll can no longer provide full service, or half service in the collocated mode.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Satellite Contract and Other Costs—XM-3. Construction of the Company’s ground spare satellite, XM-3, is currently being completed, including certain modifications to correct the solar array degradation issues experienced by XM Rock and XM Roll, as well as other changes agreed with BSS discussed below. The payload of XM-3 is owned by the Company, and the bus of XM-3 is owned by Holdings. As of March 31, 2004, with respect to XM-3, the Company has deferred $15 million at an interest rate of 8% through December 5, 2006 and Holdings borrowed $35 million from Boeing Capital in a separate transaction to be repaid prior to launch of XM-3. In May 2004, this loan was prepaid by Holdings.

In addition to the modifications to address the solar array degradation issues, BSS is making certain alterations to optimize XM-3 for the specific orbital slot into which it will be launched during a three-month launch period commencing October 15, 2004. The aggregate remaining cost, excluding the above $15 million deferral and $35 million loan, of the launch, optimization for the specific orbital slot, appropriate software and certain pre and post-launch services is approximately $100 million and was paid during the first quarter 2004. Further, BSS has the right to earn performance incentive payments of up to $25.9 million, excluding interest, based on the in-orbit performance of XM-3 over its design life of fifteen years.

Satellite Insurance—XM-3. In addition to the XM-3 related costs noted above, the Company plans to acquire and pay for launch and in-orbit insurance in connection with the launch of XM-3. The cost of launch and in-orbit insurance for this launch is subject to market prices and conditions at the time during 2004 when such insurance is obtained.

Satellite Contract and Other Costs—XM-4. Holdings has committed in its satellite contract, as amended in July 2003, and by a separate August 2003 contract with Sea Launch Company, LLC, or Sea Launch, to acquire from BSS a fourth satellite, XM-4, which should be available for shipment to the launch services provider no later than October 31, 2005, and from Sea Launch the associated launch services for the satellite. Holdings will own XM-4. The fixed prices for XM-4 and the associated launch services total $186.5 million, excluding in-orbit performance incentives and financing charges on certain amounts deferred prior to launch. Following Holdings’ payment of $3 million in total for XM-4 and the associated launch services during the third quarter 2003, remaining satellite construction payments aggregating approximately $104 million are deferred until as late as the first quarter 2006. Interest accrues monthly at a rate of 10.75% per annum through December 2004 and payable thereafter on a current basis, pursuant to the December 2003 amendment, which extends the deferral from the first quarter 2005 and reduces the applicable interest rate from 12.75% to 10.75%. Of this deferred amount, $27.9 million is in the Other Non-Current Liabilities line on Holdings’ condensed balance sheet as of March 31, 2004. Most of the remaining portion of the fixed costs for XM-4 and the associated launch services are payable during construction with the last payment due one month following launch.

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

Satellite Contract—Warrant to BSS. Pursuant to Holdings’ satellite contract, Holdings issued a warrant to BSS in July 2003 to purchase 500,000 shares of its Class A common stock at $13.524 per share. The fair value of these warrants was determined to be $5.8 million using a Black-Scholes based methodology and is included in the System Under Construction balance as of March 31, 2004.

Satellite Insurance and System Risk Mitigation.

In the first quarter of 2003, the Company filed the proofs of loss for constructive total loss claims on both its satellites with its insurance carriers for the aggregate sum insured (less applicable salvage), relating to a progressive degradation problem with the solar array output power of Boeing 702 class satellites, including XM Rock and XM Roll, identified to its insurers in September 2001. The Company has launch and in-orbit insurance policies that provide coverage to it for a total, constructive total or partial loss of each of its satellites where such loss arises from an occurrence within the first five years after launch (both satellites were launched during the first half of 2001). The aggregate sum insured in the event of the total or constructive total loss of both satellites is $400 million ($200 million per satellite). To date, the Company has received letters from its insurers rejecting its proofs of loss and denying its claims.

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

(d) Terrestrial Repeater System Contracts

As of March 31, 2004, the Company had incurred aggregate costs of approximately $268.0 million for its terrestrial repeater system. These costs covered the capital costs of the design, development and installation of a system of terrestrial repeaters to cover approximately 60 cities and metropolitan areas. In August 1999, the Company signed a contract with LCC International calling for engineering and site preparation. As of March 31, 2004, the Company had paid $128.4 million under this contract. There are no further payments due under the LCC International contract. The Company also entered into a contract effective October 22, 1999 with Hughes for the design, development and manufacture of the terrestrial repeaters; there are no further payments due under this contract except those related to ongoing out-of-warranty repairs. The Company has paid $114.1 million under this contract as of March 31, 2004 and has an additional liability recorded of $123,000 at March 31, 2004.

(e) Accrued Network Optimization Expenses

As a result of the planned reduction of the number of terrestrial repeater sites, the Company recognized a charge of $78,000 during the three-month period ended March 31, 2004 compared to $3.0 million during the three-month period ended March 31, 2003. At March 31, 2004, the Company had recorded a lease termination accrual of $3.4 million that represents an estimate of the costs to terminate the remaining 72 leases based on management’s judgment, advice of lease consultants, and on-going negotiations with landlords. The liability also includes the estimated costs to deconstruct the existing sites, which are based upon quotes from contractors. This amount could vary from the actual amount incurred, depending primarily on the Company’s ability to negotiate lease termination settlements.

The following table is a summary of the changes in the accrual for lease termination from December 31, 2003 through March 31, 2004 (in thousands):

Balance at December 31, 2003	$4,136
Add: additional charges recognized (Jan. – Mar. 2004)	78
Less: payments made (Jan. – Mar. 2004)	(858)

Balance at March 31, 2004	$3,356

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(f) GM Distribution Agreement

The Company has a long-term distribution agreement with OnStar, a subsidiary of General Motors. During the term of the agreement, which expires 12 years from the commencement date of the Company’s commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The Company will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-GM vehicles that are sold for use in the United States. The agreement was amended in June 2002 and January 2003 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of the Company’s commencement of commercial operations, and to provide that the Company may make certain payments to GM in the form of indebtedness or shares of the Company’s Class A common stock. The Company’s total cash payment obligations were not increased. The Company has significant annual, fixed payment obligations to GM. As a result of the June 2002 amendment, the Company commenced recognizing these fixed payment obligations for the period ending through November 2005, which approximate $63.6 million, on a straight-line basis. However, due to the January 2003 amendment to the Distribution Agreement and GM’s roll out plans which demonstrated a likelihood of GM exceeding minimum installation targets, in 2003 the Company began prospectively recognizing these fixed payments due under the Distribution Agreement, which approximate $397.3 million, on a straight-line basis through September 2013, the remaining term of the agreement. The Company issued a 10% Senior Secured Convertible Note due 2009 with an aggregate principal amount of $89,042,387 to OnStar in lieu of making these fixed payments to OnStar for amounts otherwise due in 2003 through 2006. The fixed payments due to be paid in years 2007, 2008 and 2009 are $80.7 million, $106.7 million and $132.9 million, respectively. As described in Note 5(d), in February 2004, the Company completed the redemption of the note.

In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to the Company’s service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than 8 million GM vehicles with installed XM radios (at which point the percentage remains constant). The Company will also make available to GM bandwidth on its system. As part of the agreement, OnStar provides certain call-center related services directly to XM subscribers who are also OnStar customers and the Company must reimburse OnStar for these XM-related call center services. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio’s service. The agreement is subject to renegotiation if as of November 2005, and at two-year intervals thereafter, GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service, starting with 1,240,000 units by November 2005, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. General Motors’ exclusivity obligations will discontinue if, by November 2005 and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market. As of March 31, 2004 and 2003, the Company paid $41.3 million and $15.7 million, respectively, and incurred total costs of $183.7 million and $49.5 million, respectively, under the distribution agreement.

(g) Joint Development Agreement

Under the terms of a joint development agreement with Sirius Radio, the other holder of an FCC satellite radio license, each party is obligated to fund one half of the development cost for a unified standard for satellite radios. During the three-month periods ended March 31, 2004 and 2003, the Company incurred costs of $73,000 and $35,000, respectively, in relation to this agreement. The operating costs related to the joint development agreement are being expensed as incurred in research and development. The Company is currently unable to determine the expenditures necessary to complete this process, but they may be significant.

Pursuant to the joint development agreement, in November of 2003, XM and Sirius formed a limited liability company for the purpose of developing a unified standard for satellite radios.

(h) Sales, Marketing and Distribution Agreements

The Company has entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, the Company is obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements. The amount of these operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the three-month periods ended March 31, 2004 and 2003, the Company incurred costs of $16.1 million and $7.6 million respectively, in relation to these agreements excluding the GM distribution agreement. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and revenue increase.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(i) Programming Agreements

The Company has entered into various programming agreements. Under the terms of these agreements, the Company is obligated to provide payments to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. During the three-month periods ended March 31, 2004 and 2003, the Company incurred costs of $4.0 million and $3.0 million respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and advertising revenue increase. The amount of the costs related to these agreements cannot be estimated, but future costs are expected to be substantial.

(j) Royalty Agreements

The Company has entered into fixed and variable payment agreements with performance rights organizations that expire as late as 2006. During the three-month periods ended March 31, 2004 and 2003, the Company incurred costs of $2.8 million and $2.3 respectively, in relation to these agreements.

(k) Warrants

Sony Warrant

In February 2000, Holdings issued a warrant to Sony exercisable for shares of Holdings’ Class A common stock. The warrant would have vested, if at all, at the time that the Company reached its one-millionth customer and the number of shares underlying the warrant would have been determined by the percentage of XM Radios that had a Sony brand name as of the vesting date. If Sony had achieved its maximum performance target, the warrant would have been exercisable for 2% of the total number of shares of Holdings’ Class A common stock on a fully-diluted basis. The exercise price of the Sony warrant would have equaled 105% of fair market value of the Class A common stock on the vesting date, determined based upon the 20-day trailing average. When the measurement date was reached, Sony had not achieved the minimum performance target, and therefore, none of the warrants were vested. The Company reversed the non-cash compensation expense that had been recorded related to these warrants in the third quarter of 2003. During the three-month period ended March 31, 2003, the Company incurred costs of $2.5 million related to these warrants.

CNBC Warrant

In May 2001, Holdings granted a warrant to CNBC to purchase 90,000 shares of Holdings’ Class A common stock consisting of three 30,000 share tranches to purchase shares at $26.50 per share, which expire in 11, 12, and 13 years, respectively. The warrants began to vest on September 25, 2001 when the Company reached its commercial launch and became or will be vested on September 1, 2002, 2003, and 2004, respectively. During the three-month periods ended March 31, 2004 and 2003, the Company incurred costs of $81,430 and $131,000 respectively, in non-cash compensation expense related to these warrants.

(l) Service Providers

The Company has entered into an agreement with a service provider for customer care functions to subscribers of its service. Employees of the service provider have access to the Company’s customer care systems to establish customer accounts, activate radios, update program and account information and respond to general inquires from subscribers. The Company pays its service provider an hourly rate for each customer care representative supporting its subscribers. During the three-month periods ended March 31, 2004 and 2003, the Company incurred costs of $4.0 million and $2.7 million respectively, in relation to these agreements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10) Supplemental Cash Flows Disclosures

The Company paid $1.0 million and $29.2 million for interest (net of amounts capitalized) during the three-month periods ended March 31, 2004 and 2003, respectively. Additionally, the Company’s financial results include the following non-cash financing and investing activities (in thousands):

	Three-month periods ending March 31,
	2004	2003
Accrued system milestone payments	$—	$4,943
Issuance of notes for prepaid expenses	—	89,042
Issuance of notes for accrued expenses	32,799	19,577
Proceeds of note issuance held at Holdings	—	203,925
Deferred financing fees paid by Holdings	—	32,144
Discount on debt securities	—	63,823
Conversion of debt to equity	15,656	13,510
Property acquired through capital leases	6,225	—

(11) Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. On December 24, 2003, the FASB issued final modified FASB Interpretation No. 46 (“FIN 46R”), primarily to clarify the required accounting for interests in VIEs. Application of FIN 46R is required in financial statements of public entities that have interests in entities that are commonly referred to as special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities for all other types of VIEs (i.e., non-SPEs) is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R by the Company for the three-month period ended March 31, 2004, did not have an impact on its financial position or its financials results.

(12) Unaudited Condensed Consolidating Financial Information

The Company has certain series of debt securities outstanding that are guaranteed by Holdings and by the Company’s subsidiary, XM Equipment Leasing LLC, which owns certain terrestrial repeaters. Accordingly, the Company provides the following unaudited condensed consolidating financial information.

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES UNAUDITED CONDENSED

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue:
Subscription revenue	$39,761	$—	$—	$—	$39,761	$—	$—	$—	$39,761
Activation revenue	867	—	—	—	867	—	—	—	867
Equipment revenue	679	—	—	—	679	—	—	—	679
Net ad sales	990	—	—	—	990	—	—	—	990
Other revenue	668	—	—	—	668	—	—	—	668
Intercompany revenue	—	2,625	6,167	(8,791)	—	—	1,834	(1,834)	—

Total revenue	$42,965	$2,625	$6,167	$(8,791)	$42,965	$—	$1,834	$(1,834)	$42,965

Operating expenses:

Cost of revenue:
Revenue share & royalties	$15,478	$—	$—	$—	$15,478	$—	$—	$—	$15,478
Cost of equipment	1,596	—	—	—	1,596	—	—	—	1,596
Ad sales	1,287	—	—	—	1,287	—	—	—	1,287
Customer care & billing	7,085	—	—	—	7,085	—	—	—	7,085
Satellite & terrestrial	9,292	9	—	111	9,411	—	—	—	9,411
Broadcast & operations	6,219	—	—	—	6,219	—	601	(1,171)	5,648
Programming & content	7,224	—	—	—	7,224	—	—	—	7,224

Cost of revenue	$48,181	$9	$—	$111	$48,300	$—	$601	$(1,171)	$47,729
Research & development	6,170	—	—	—	6,170	—	—	—	6,170
General & administrative	5,751	—	—	—	5,751	—	34	79	5,865
Marketing	61,570	—	—	—	61,570	—	—	—	61,570
Depreciation & amortization	35,615	3,518	—	—	39,133	—	347	—	39,481

Total operating expenses	$157,287	$3,527	$—	$111	$160,924	$—	$982	$(1,092)	$160,815

Operating income (loss)	$(114,322)	$(902)	$6,167	$(8,902)	$(117,959)	$—	$852	$(742)	$(117,850)

Other income (expense):
Interest income	$182	$126	$14,769	$(14,895)	$182	$875	$22	$—	$1,079
Interest expense	(27,913)	—	—	—	(27,913)	(61)	(146)	—	(28,121)
Other income (expense)	(29,378)	—	—	29,210	(168)	(170,893)	—	171,447	386

Net loss before income taxes	(171,431)	(776)	20,936	5,413	(145,858)	(170,079)	728	170,705	(144,506)
Provision for deferred income taxes	—	—	25,573	—	25,573	—	—	—	25,573
Net loss	$(171,431)	$(776)	$(4,637)	$5,413	$(171,431)	$(170,079)	$728	$170,705	$(170,079)

(Certain totals may not add due to the effect of rounding)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2003

	XM Satellite Radio Inc	XM Equipment Leasing LLC	XMSR Non-Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc	XM Holdings Non-Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc
Revenue:
Subscription revenue	$11,590	$—	$—	$—	$11,590	$—	$—	$—	$11,590
Activation revenue	295	—	—	—	295	—	—	—	295
Equipment revenue	170	—	422	—	592	—	—	—	592
Net ad sales revenue	448	—	—	—	448	—	—	—	448
Other revenue	127	—	—	—	127	—	—	—	127
Intercompany revenue	—	2,609	1,871	(4,480)	—	—	1,834	(1,834)	—

Total revenue	$12,630	$2,609	$2,293	$(4,480)	$13,052	$—	$1,834	$(1,834)	$13,052

Operating expenses:

Cost of revenue:
Revenue share & royalties	$3,989	$—	$—	$—	$3,989	$—	$—	$—	$3,989
Cost of equipment	375	—	738	—	1,113	—	—	—	1,113
Ad sales	437	—	—	—	437	—	—	—	437
Customer care & billing	5,047	—	—	—	5,047	—	—	—	5,047
Satellite & terrestrial	17,041	10	—	(4,480)	12,571	—	—	—	12,571
Broadcast & operations	6,504	—	—	—	6,504	—	—	(1,172)	5,332
Programming & content	4,787	—	—	—	4,787	—	—	—	4,787

Cost of revenue	$38,180	$10	$738	$(4,480)	$34,448	$—	$—	$(1,172)	$33,276
Research & development	2,467	—	—	—	2,467	—	—	—	2,467
General & administrative	8,697	—	—	108	8,805	28	233	(47)	9,019
Marketing	35,300	—	—	—	35,300	—	—	—	35,300
Depreciation & amortization	35,896	3,518	—	—	39,414	—	346	—	39,760

Total operating expenses	$120,540	$3,528	$738	$(4,372)	$120,434	$28	$579	$(1,219)	$119,822

Operating income (loss)	$(107,910)	$(919)	$1,555	$(108)	$(107,382)	$(28)	$1,255	$(615)	$(106,770)

Other income (expense):
Interest income	$42	$81	$14,487	$(14,568)	$42	$451	$59	$—	$552
Interest expense	(35,827)	—	(81)	14,568	(21,340)	5	(598)	(1,866)	(23,799)
Other income (expense)	12,699	(14)	(13)	(14,988)	(2,316)	(126,710)	(165)	132,926	3,735

Net loss before income taxes	(130,966)	(852)	15,948	(15,096)	(130,996)	(126,282)	551	130,445	(126,282)
Provision for deferred income taxes	—	—	—	—	—	—	—	—	—
Net loss	$(130,996)	$(852)	$15,948	$(15,096)	$(130,996)	$(126,282)	$551	$130,445	$(126,282)

(Certain totals may not add due to the effect of rounding)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2004

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$62,385	$16	$—	$—	$62,401	$320,959	$1,831	$—	$385,191
Short-term investments	—	—	—	—	—	—	—	—	—
Restricted investments	—	—	—	—	—	—	—	—	—
Accounts receivable, net	13,394	—	80	—	13,475	—	—	—	13,475
Due from related parties	5,969	28,101	487,814	(521,883)	—	898	5,356	(6,254)	—
Due from subsidiaries / affiliates	5,166	—	—	—	5,166	—	—	—	5,166
Related party prepaid expenses	22,261	—	—	—	22,261	—	—	—	22,261
Prepaid and other current assets	17,988	—	—	—	17,988	2,032	199	—	20,219

Total current assets	$127,163	$28,117	$487,894	$(521,883)	$121,291	$323,889	$7,386	$(6,254)	$446,312
Restricted investments, net of current portion	375	—	—	—	375	—	3,678	—	4,053
System under construction	118,727	—	—	—	118,727	86,820	—	—	205,547
Property and equipment, net	585,236	67,051	—	—	652,287	—	31,256	(5,099)	678,444
Investment in subsidiary / affiliates	674,034	—	—	(674,034)	—	271,005	—	(271,005)	—
DARS license & intangibles, net	8,114	—	141,200	—	149,314	—	—	—	149,314
Related party prepaid expenses, net of current portion	38,956	—	—	—	38,956	—	—	—	38,956
Deferred financing costs, prepaid and other assets, net of accumulated amortization and current portion	42,907	—	—	—	42,907	345	1,896	(30)	45,118

Total assets	$1,595,512	$95,168	$629,094	$(1,195,917)	$1,123,857	$682,059	$44,216	$(282,388)	$1,567,744

Current liabilities:
Accounts payable	29,837	—	—	—	29,838	286	170	—	30,293
Accrued expenses	51,026	134	—	—	51,159	6	58	(441)	50,782
Current portion of other long-term debt	4,683	—	—	—	4,683	35,000	437	—	40,121
Due to subsidiaries / affiliates	502,720	1,110	23,390	(521,863)	5,358	—	898	(6,256)	—
Due to related parties	4,461	—	—	—	4,461	—	—	—	4,461
Accrued interest	9,045	—	—	—	9,045	1,589	200	—	10,834
Deferred revenue	52,675	—	—	—	52,675	—	—	—	52,675

Total current liabilities	$654,447	$1,244	$23,390	$(521,863)	$157,219	$36,881	$1,763	$(6,697)	$189,166
Related party long-term debt, net of current portion	85,418	—	—	—	85,418	—	—	—	85,418
Long-term debt, net of current portion	540,000	—	—	—	540,000	—	27,606	—	567,606
Due to related parties, net of current portion	27,669	—	—	—	27,669	—	—	—	27,669
Deferred revenue, net of current portion	20,636	—	—	—	20,636	—	—	—	20,636
Other non-current liabilities	12,439	—	25,573	—	38,012	27,900	(1,314)	(4,627)	59,971

Total liabilities	1,340,609	1,244	48,963	(521,863)	868,954	64,781	28,055	(11,324)	950,466

Stockholders’ (deficit) equity:
Capital stock	—	—	—	—	—	1,978	—	—	1,978
Paid in capital	1,891,121	97,019	433,036	(530,055)	1,891,121	2,255,900	8,353	(1,899,474)	2,255,900
Retained earnings	(1,636,218)	(3,095)	147,095	(143,999)	(1,636,218)	(1,640,600)	7,808	1,628,410	(1,640,600)

Total stockholder’s equity	$254,903	$93,924	$580,131	$(674,054)	$254,903	$617,278	$16,161	$(271,064)	$617,278

Total liabilities & stockholder’s (deficit) equity	$1,595,512	$95,168	$629,094	$(1,195,917)	$1,123,857	$682,059	$44,216	$(282,388)	$1,567,744

(Certain totals may not add due to the effect of rounding.)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2003

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$90,234	$—	$—	$(15)	$90,219	$326,349	$1,739	$—	$418,307
Short-term investments	—	—	—	—	—	—	—	—	—
Restricted investments	116	—	—	—	116	—	—	—	116
Accounts receivable, net	13,080	—	80	—	13,160	—	—	—	13,160
Due from subsidiaries/affiliates	102,150	25,239	465,701	(497,397)	95,693	428	4,230	(100,351)	—
Due from related parties	5,176	—	—	—	5,176	—	—	—	5,176
Related party prepaid expenses	22,261	—	—	—	22,261	—	—	—	22,261
Prepaid and other current assets	17,559	—	658	—	18,217	1,190	135	—	19,542

Total current assets	$250,576	$25,239	$466,439	$(497,412)	$244,842	$327,967	$6,104	$(100,351)	$478,562
Restricted investments, net of current portion	375	—	—	—	375	—	3,660	—	4,035
System under construction	22,058	—	—	—	22,058	70,519	—	—	92,577
Property and equipment, net	612,428	70,569	—	—	682,997	—	31,603	(5,099)	709,501
Investment in subsidiary/affiliates	679,447	—	—	(679,447)	—	238,820	—	(238,820)	—
DARS license & intangibles, net	8,429	—	141,200	—	149,629	—	—	—	149,629
Related party prepaid expenses	44,521	—	—	—	44,521	—	—	—	44,521
Deferred financing costs, prepaid and other assets, net of accumulated amortization and current portion	45,274	—	—	—	45,274	957	1,756	(30)	47,957

Total assets	$1,663,108	$95,808	$607,639	$(1,176,859)	$1,189,696	$638,263	$43,123	$(344,300)	$1,526,782

Current liabilities:
Accounts payable	$513,350	$940	$22,871	$(497,377)	$39,784	$200	$449	$(4,660)	$35,773
Accrued expenses	57,358	169	—	(15)	57,512	16	207	(441)	57,293
Accrued network optimization expenses	4,136	—	—	—	4,136	—	—	—	4,136
Current portion of long-term debt	3,249	—	—	—	3,249	35,000	437	—	38,686
Due to related parties	2,103	—	—	—	2,103	—	—	—	2,103
Accrued interest	3,070	—	—	—	3,070	2,157	200	—	5,427
Deferred revenue	39,722	—	—	—	39,722	—	—	—	39,722

Total current liabilities	$622,988	$1,109	$22,871	$(497,392)	$149,576	$37,373	$1,293	$(5,101)	$183,140
Long term related party debt	141,891	—	—	—	141,891	—	—	—	141,891
Long term debt, net of current portion	527,944	—	—	—	527,944	45,703	27,716	—	601,363
Due to related parties, net of current portion	23,921	—	—	—	23,921	—	—	—	23,921
Deferred revenue, net of current portion	14,162	—	—	—	14,162	—	—	—	14,162
Other non-current liabilities	13,120	—	—	—	13,120	22,300	(1,315)	(4,688)	29,417

Total liabilities	$1,344,026	$1,109	$22,871	$(497,392)	$870,614	$105,376	$27,694	$(9,789)	$993,894

Stockholder’s equity:
Capital stock	—	—	—	—	—	1,721	—	—	1,721
Paid in capital	1,783,869	97,018	433,036	(530,054)	1,783,869	2,001,687	8,354	(1,792,223)	2,001,688
Retained earnings	(1,464,787)	(2,319)	151,732	(149,413)	(1,464,787)	(1,470,521)	7,075	1,457,712	(1,470,521)

Total stockholder’s equity	$319,082	$94,699	$584,768	$(679,467)	$319,082	$532,887	$15,429	$(334,511)	$532,888

Total liabilities and stockholder’s equity	$1,663,108	$95,808	$607,639	$(1,176,859)	$1,189,696	$638,263	$43,123	$(344,300)	$1,526,782

(certain totals may not add due to the effects of rounding)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash provided by (used in) operating activities	$(34,429)	$16	$—	$15	$(34,398)	$2,401	$201	$—	$(31,796)

Cash flows from investing activities:
Purchase of plant and equipment	(3,224)	—	—	—	(3,224)	—		—	(3,224)
Additions to system under construction	(96,102)	—	—	—	(96,102)	(10,701)	—	—	(106,803)
Net purchase/maturity of restricted investments	116	—	—	—	116	(18)	—	—	98

Net cash provided (used in) investing activities	$(99,210)	$—	$—	$—	$(99,210)	$(10,719)	$—	$—	$(109,929)

Cash flows from financing activities:
Proceeds from sale of common stock and capital contribution	—	—	—	—	—	190,803	—	—	190,803
Capital Contribution from Holdings	187,875	—	—	—	187,875	(187,875)	—	—	—
Repayment of related party long term debt	(81,194)	—	—	—	(81,194)	—	—	—	(81,194)
Payments on capital lease obligations and mortgage	(891)	—	—	—	(891)	—	(109)	—	(1,000)

Net cash provided by (used in) financing activities	$105,790	$—	$—	$—	$105,790	$2,928	$(109)	$—	$108,609

Net increase (decrease) in cash and cash equivalents	$(27,849)	16	—	15	(27,818)	(5,390)	92	—	(33,116)
Cash and cash equivalents at beginning of period	90,234	—	—	(15)	90,219	326,349	1,739	—	418,307

Cash and cash equivalents at end of period	$62,385	$16	$—	$—	$62,401	$320,959	$1,831	$—	$385,191

(Certain totals may not add due to the effect of rounding.)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2003

	XM Satellite Radio Inc	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc
Net cash used in operating activities	$(70,721)	$(132)	$(1)	$(15,096)	$(85,950)	$(7,865)	$41	$3,694	$(90,080)

Cash flows from investing activities:
Purchase of plant and equipment	(2,173)	—	—	—	(2,173)	—	(14)	—	(2,186)
Net purchase/maturity of restricted investments	22,750	—	—	—	22,750	—	—	—	22,750
Other investing activities	(4,952)	—	—	—	(4,952)	9,942	—	—	4,989

Net cash used in investing activities	$15,625	$—	$—	$—	$15,625	$9,942	$(14)	$—	$25,553

Cash flows from financing activities
Proceeds from sale of common stock and capital contribution	—	—	—	—	—	33,890	—	—	33,890
Capital contribution from Holdings	57,935	—	—	15,096	73,031	(69,337)	—	(3,694)	—
Proceeds from issuance of 10% senior secured discount convertible notes	—	—	—	—	—	210,000	—	—	210,000
Repayment of 7.75% convertible notes	—	—	—	—	—	(6,723)	—	—	(6,723)
Deferred financing costs	—	—	—	—	—	(6,075)	—	—	(6,075)
Payments on capital lease obligations and mortgage	(807)	—	—	—	(807)	—	(107)	—	(914)
Buyback of Series B preferred stock	—	—	—	—	—	(4,977)	—	—	(4,977)

Net cash used in financing activities	$57,128	$—	$—	$15,096	$72,224	$156,778	$(107)	$(3,694)	$225,201

Net increase(decrease) in cash and cash equivalents	$2,032	(132)	(1)	—	1,899	158,855	(80)	—	160,674
Cash and cash equivalents at beginning of period	6,348	159	219	—	6,726	24,369	1,723	—	32,818

Cash and cash equivalents at end of period	$8,380	$29	$218	$—	$8,625	$183,224	$1,643	$—	$193,492

(Certain totals may not add due to the effect of rounding)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections herein, including statements regarding the development of our business, the markets for our services, our anticipated capital expenditures, and other similar statements are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements use such words as “plans,” “expects,” “will,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believes,” “anticipates,” “intends,” “may,” “should,” “continue,” “seek,” “could” and other similar reasonable expressions. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the “Cautionary Statements”) include, without limitation, the key factors that have a direct bearing on our future results of operations. These are our significant expenditures and losses, unproven market for our service; health of our satellites; potential need for additional financing, substantial indebtedness, as well as other risks referenced from time to time in filings with the SEC, including our Form 10-K, filed March 30, 2004. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect the occurrence of unanticipated events.

The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and Notes thereto included herewith, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and notes thereto for the three-year period ended December 31, 2003, included in our Annual Report on Form 10-K.

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

Accordingly, the results of operations for Inc. and its subsidiaries are substantially the same as the results for XM and its subsidiaries discussed above except that Inc. incurs:

•	additional rent, less depreciation and amortization expense and less other income, in each case principally related to Inc.’s rental of its corporate headquarters from XM, which are intercompany transactions that have been eliminated in the XM financial statements;

•	less interest expense principally related to the additional indebtedness at XM; and

•	less interest income because of additional cash balances at XM.

Overview

Our first quarter of 2004 highlights include the following:

•	growing the XM business to over 1.68 million subscribers at quarter end, including over 320,000 new subscribers added during the quarter,

•	the continued development of innovative retail products at attractive price points and broad OEM factory-installed penetration across numerous vehicle models,

•	ending March 31, 2004, with a recurring subscription revenue run rate of $172 million, and

•	continuing to achieve a positive gross margin (calculated as revenues less variable costs, which include revenue share & royalties, customer care & billing, cost of equipment and ad sales) during the quarter while containing our fixed costs and reducing our costs to acquire each new subscriber.

The key metrics we use to monitor our business growth and our operational results are: ending subscribers, Average Monthly Subscription Revenue Per Subscriber (“ARPU”), Subscriber Acquisition Cost (“SAC”), Cost Per Gross Addition (“CPGA”) and EBITDA, presented as follows:

	Quarters Ended March 31,
	2004	2003
Net Subscriber Additions	321,675	135,916

Aftermarket, OEM & Other Subscribers	1,351,398	410,706
Subscribers in OEM Promotional Periods(1)	311,399	72,369
XM Activated Vehicles with Rental Car Companies(2)	19,106	—

Total Ending Subscribers(1)(2)(3)	1,681,903	483,075

Average Monthly Subscription Revenue Per Subscriber(4)	$8.66	$9.34
Average Monthly Subscription Revenue Per Aftermarket, OEM & Other Subscriber(4)	$9.39	$9.61
Average Monthly Subscription Revenue Per Subscriber in OEM Promotional Periods(4)	$5.96	$7.43
Average Monthly Subscription Revenue per XM Activated Vehicle with Rental Car Companies(4)	$7.72	$—

Subscriber Acquisition Costs (SAC)(5)	$67	$74
Cost Per Gross Addition (CPGA)(6)	$106	$156

EBITDA (in thousands)(7)	$(78,994)	$(70,284)

(1)	OEM promotional periods typically range from three months to one year in duration and a portion is paid for by the vehicle manufacturers. At the time of sale, vehicle owners generally receive a 3-month trial subscription and are included in OEM Promotional Subscribers. XM generally receives payment for two months of the 3-month trial subscription from the vehicle manufacturer. Promotional periods generally include the period of trial service plus 30 days for the receipt and processing of payments.
(2)	Rental car activity commenced in late June 2003.
(3)	Ending subscribers— We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those that are currently in promotional periods paid in part by vehicle manufacturers, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers. Promotional periods generally include the period of trial service plus 30 days for the receipt and processing of payments.
(4)	Average Monthly Subscription Revenue per Subscriber—Please see definition and further discussion under Average Monthly Subscription Revenue Per Subscriber on page 32.
(5)	SAC—Please see definition and further discussion under Subscriber Acquisition Costs on page 35.
(6)	CPGA—Please see definition and further discussion under Cost Per Gross Addition on page 35.
(7)	EBITDA—Please see definition and further discussion under EBITDA on page 29.

Holdings and we raised $2.8 billion of equity and debt net proceeds from inception through April 2004 from investors and strategic partners to fund our operations. In January 2004, Holdings raised $177 million of net funds from the sale of its Class A common stock. In April 2004, we also raised $195 million of net funds from the issuance of our Senior Secured Floating Rate Notes due 2009. In addition, in April 2004, Holdings received approximately $32 million in cash proceeds in connection with GM’s exercise of a warrant to purchase 10 million shares of our Class A common stock at an exercise price $3.18 per share. Provided that we meet the revenue, expense and cash flow projections of our business plan, we expect to be fully funded with no need to raise additional financing to continue operations. Our business plan contemplates the use of cash on hand to fund the construction and launch of XM-3 and the construction of XM-4. We may need to raise additional funding for the launch of XM-4 depending on the amount and timing of the receipt of the insurance proceeds with respect to XM “Rock” and XM “Roll,” and other factors.

From January 1, 2004 to March 31, 2004, Holdings and we eliminated $249.5 million carrying value of indebtedness, or approximately $251.8 million face value at maturity, through the issuance of 19.5 million shares of Class A common stock.

In April 2004, we redeemed $50.0 million in principal amount of our 12% Senior Secured Notes due 2010 for an aggregate redemption price of $58.2 million, which amount included a 12% redemption premium plus accrued and unpaid interest. Also, in April 2004, we entered into agreements with certain holders of our 14% Senior Secured Notes due 2009 to exchange $33.3 million carrying value including accrued interest, or $42.0 million fully accreted face value at maturity, for 1,414,407 shares of Holdings’ Class A common stock.

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

Inc. was incorporated in Delaware in 1992 and XM became a holding company in early 1997. We emerged from the development stage in the fourth quarter of 2001 following the commencement of our service in two test markets on September 25, 2001 and nationwide launch on November 12, 2001.

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

Research & Development

Research & Development is primarily a discretionary expense used primarily to drive new product development and radio component and radio unit cost reductions.

General & Administrative

General & Administrative expenses include legal, human resources, accounting and other overhead costs.

Marketing

Marketing includes: Retention & Support, which are those indirect costs, primarily labor, that are not associated with gaining a subscriber and are not expected to fluctuate directly with changes in revenue and/or subscribers; Subsidies & Distribution, which includes commissions to radio manufacturers and distribution partners that are based on the number of radios or vehicles manufactured or the number of new subscribers added in the period; Marketing, which are those discretionary costs including advertising, media and events, as well as marketing materials for retail and automotive dealer points of presence. Amortization of the GM Liability includes the straight-line accounting treatment of the fixed obligation to General Motors. We consider subscriber acquisition costs (SAC) to include radio manufacturer subsidies, certain sales, activation and installation commissions, and hardware-related promotions. These costs are reported in subsidies & distribution on the consolidated statement of operations. Subscriber acquisition costs also include the negative margins on equipment sales. (Subscriber acquisition costs do not include ongoing loyalty payments to retailers and distribution partners, payments under revenue sharing arrangements with radio manufacturers and distributors and the amortization of the GM liability). We consider Cost Per Gross Addition (CPGA) to include the amounts in SAC, as well as advertising, media and marketing expenses except for retention and support and the amortization of the GM liability.

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

Three-Month Period ended March 31, 2004 and 2003

	Three months ended March 31,
	2004	2003
Revenue:
Subscription	$39,761	$11,590
Activation	867	295
Equipment	679	592
Net ad sales	990	448
Other	668	127

Total revenue	42,965	13,052

Operating expenses:
Cost of revenue (excludes depreciation & amortization, shown below):
Revenue share & royalties	15,478	3,989
Customer care & billing	7,085	5,047
Cost of equipment	1,596	1,113
Ad sales	1,287	437
Satellite & terrestrial	9,411	12,571
Broadcast & operations:
Broadcast	2,663	2,566
Operations	3,556	3,938

Total broadcast & operations	6,219	6,504
Programming & content	7,224	4,787

Total cost of revenue	48,300	34,448
Research & development (excludes depreciation and amortization, shown below)	6,170	2,467
General & administrative (excludes depreciation and amortization, shown below)	5,751	8,805
Marketing (excludes depreciation and amortization, shown below)
Retention and support	2,799	4,452
Subsidies and distribution	34,779	11,722
Advertising and marketing	14,679	11,500

Marketing	52,257	27,674
Amortization of GM liability	9,313	7,626

Total marketing	61,570	35,300
Depreciation & amortization	39,133	39,414

Total operating expenses	160,924	120,434

Operating loss	(117,959)	(107,382)
Interest income	182	42
Interest expense	(27,913)	(21,340)
Other income (expense), net	(168)	(2,316)

Net loss before income taxes	(145,858)	(130,996)

Provision for deferred income taxes	(25,573)	—

Net loss	(171,431)	(130,996)

EBITDA (1)	$(78,994)	$(70,284)
XM subscriptions (end of period) (2)	1,681,903	483,075

(1)	Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. Consistent with regulatory requirements, EBITDA includes Other Income (Expense). We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

	Three months Ended March 31,
	2004	2003
Reconciliation of Net Loss to EBITDA
Net loss as reported	$(171,431)	$(130,996)
Add back non-EBITDA items included in net loss:		—
Interest income	(182)	(42)
Interest expense	27,913	21.340
Depreciation & amortization	39,133	39,414
Income taxes	25,573	—

EBITDA	$(78,994)	$(70,284)

(2)	We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those that are currently in promotional periods paid in part by vehicle manufacturers, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers. Promotional periods generally include the period of trial service plus 30 days for the receipt and processing of payments.

Three months ended March 31, 2004 Compared With Three months ended March 31, 2003

XM Satellite Radio Inc. and Subsidiaries

Revenue

Revenue. Our revenue consists of subscription fees, activation charges, limited direct sales of radios, advertising sales, and revenue earned from royalties and invoice fees. In the three months ended March 31, 2004, we recognized $43.0 million in total revenue, compared to $13.1 million in three months ended March 31, 2003, an increase of $29.9 million. During the three month period ended March 31, 2004 , subscription revenue comprised over 92.5 % of our total revenues.

Subscribers. As of March 31, 2004, we had 1,681,903 subscribers, compared to 483,075 at March 31, 2003, an increase of 1,198,828 subscribers. Our subscribers include 1,351,398 self-paying subscribers, 311,399 subscribers in OEM promotional periods (typically ranging from three months to one-year in duration) paid in part by the vehicle manufacturers and 19,106 XM activated vehicles with rental car companies.

OEM Promotional Subscribers. At the time of sale, vehicle owners generally receive a 3-month trial subscription and are included in OEM promotional subscribers. XM generally receives two months of the 3-month trial subscription from the vehicle manufacturer. Conversion rate represents the number of subscribers electing to continue with the XM service beyond the initial OEM promotional period. Conversion rate is measured three months after the period in which the trial service ends. Based on our experience, it may take up to 90 days after the trial service ends for subscribers to respond to our marketing communications. Conversion rate has ranged from 65%—80% since the inception of our OEM promotional programs and averaged approximately 70% for the GM triple-play program that ran from November 2002 through mid September 2003. Under the GM triple-play program, subscribers were included in our OEM promotional subscriber count until such time as they transferred into our Aftermarket, OEM and other subscriber count or were deactivated for non-payment in accordance with our normal procedures. Beginning in late September 2003, we began an interim auto activation program whereby XM-enabled radios in new vehicles manufactured by General Motors and Honda are automatically activated to receive the XM service as a subscriber at the time of the sale to the vehicle purchaser. Under the auto-activation program, subscribers are included in our OEM promotional subscriber count for the period of trial service plus an additional 30 days. In March 2004, we began a fully automated factory activation program whereby XM-enabled radios in new vehicles manufactured by General Motors are activated to receive the XM service at the time of manufacture. These vehicles are not included in our subscriber count until the vehicle is sold to a customer who becomes an OEM promotional subscriber. The fully automated factory activation program was initiated to streamline the process for activating the XM service in vehicles that previously required the auto manufacturers’ dealers to contact our listener care center. The fully automated factory activation program also provides activated radios on the dealer lots for test drives. In addition, GM will now provide standard on the window sticker 3 months free of XM service with every XM-enabled vehicle. We expect that the implementation of the fully automated factory activation program will increase the number of subscribers provided by our OEM distribution channel, but will result in a decline in our overall conversion rate due to a larger number of cars activated for trial service.

XM Activated Vehicles with Rental Car Companies. Our subscribers also include 19,106 activated vehicles with rental car companies. For the initial model year 2003 XM-enabled rental vehicles, XM receives payments based on the use of XM service. Customers are charged $2.99 per day per vehicle for use of the XM service, on which XM receives a revenue share. For subsequent model year 2004 and later vehicles, XM receives $10 per subscription per month. Additionally, family plan subscriptions at a multi-unit rate of $6.99 per radio per month are included in our total subscriber count. We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those who are currently in promotional periods paid in part by vehicle manufacturers, as well as XM activated vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers.

Subscription Revenue. Subscription revenue was $39.8 million during three months ended 2004 compared to $11.6 million in 2003, an increase of $28.2 million. Subscription revenue consists primarily of our monthly subscription fees charged to consumers, commercial establishments and fleets, which are recognized as the service is provided. Revenues received from vehicle manufacturers for promotional service programs are included in subscription revenue. At the time of sale, vehicle owners generally receive a three-month trial subscription and are included in OEM promotional subscribers. Beginning in 2004, a standard promotion of 3 months free will be placed on the window sticker of all XM-enabled GM vehicles. We generally receive payment for two months of the three-month trial subscription period from the vehicle manufacturer. For the three-month period ended March 31, 2004, subscription revenue included $5.6 million from related parties for subscription fees paid under certain promotional agreements, compared with $1.0 million in 2003. Subscription revenue also includes revenues from a premium service. Our subscriber arrangements are cancelable without penalty. Promotions and discounts are treated as a reduction to revenue during the period of the promotion. Sales incentives, consisting of rebates to subscribers, offset revenue. Discounts on equipment sold with service are allocated to equipment and service based on relative fair value.

Average Monthly Subscription Revenue Per Subscriber. Average monthly subscription revenue per subscriber (ARPU) was approximately $8.66 during the three-month period ended March 31, 2004 and $9.34 during the three-month period ended March 31, 2003. ARPU from our aftermarket, OEM and other subscribers was $9.39 during the three-month period ended March 31, 2004. The difference from our retail rate of $9.99 is due primarily to multi-year prepayment plan and family plan discounts. ARPU from our OEM promotional subscribers was $5.96 during the three-month period ended March 31, 2004. ARPU from our rental car fleet subscribers was $7.72 during the three-month period ended March 31, 2004. ARPU from our family plan subscribers was $6.99 during the three-month period ended March 31, 2004. Average monthly subscription revenue per subscriber is derived from the total of earned subscription revenue (net of promotions and rebates) divided by the monthly weighted average number of subscribers for the period reported. Average monthly revenue per subscriber is a measure of operational performance and not a measure of financial performance under generally accepted accounting principles. Average monthly revenue per subscriber will fluctuate based on promotions implemented in 2004, as well as the adoption rate of multiyear prepayment plans, multitradio discount plans (such as the family plan), and premium and data services.

Activation Revenue. Activation revenue is comprised of one-time activation charges billed to customers. Activation fees are non-refundable, and are recognized on a pro-rata basis over the estimated 40-month life of the subscriber relationship. We expect this estimate to be further refined in the future as additional historical data becomes available. During the three-month period ended March 31, 2004, we recognized $0.9 million in activation revenue compared to $0.3 million for the three-month period ended March 31, 2003, an increase of $0.6 million due to an increase in subscribers. Certain of our promotions waive the activation fee. The growth in activation revenue will be impacted by the amount of discounts given as a result of the competitive environment and the increase in subscribers.

Equipment Revenue. Equipment revenue is comprised of revenues from any direct sales of radios. Through March 31, 2004, the direct sales of radios have generally been for promotional purposes. During the three-month period ended March 31, 2004, we recognized $0.7 million in equipment revenue compared to $0.6 million during the three-month period ended March 31, 2003. For the three-month period ended March 31, 2004, equipment revenue included $23,000 from direct sales of radios to related parties compared with $0 in the three-month period ended March 31, 2003. We expect revenue from the sale of equipment to increase proportionately with the increase in direct sales of equipment by XM.

Net Ad Sales Revenue. Advertising revenue consists of sales of advertisements and program sponsorships on the XM network to advertisers that are recognized in the period in which they are broadcast. Advertising revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Advertising revenue is presented net of agency commissions in the results of operations, which is consistent with industry practice. In the three-month period ended March 31, 2004, we recognized $1.0 million in net advertising revenue compared to $0.4 million during the three-month period ended March 31, 2003. These amounts are net of agency commissions, which were $127,000 during the three-month period ended March 31, 2004, compared to $74,000 during the three-month period ended March 31, 2003. The increase in net advertising revenue is due primarily to increased demand for advertising on the XM network that results from our subscriber growth, listenership and audience reach. During the three-month period ended March 31, 2004, we recognized $0.2 million in advertising barter revenue compared to $13,000 during the three-month period ended March 31, 2003. For the three-month period ended March 31, 2004, advertising revenue included $145,000 from sales of advertisements to related parties compared with $0 in the three-month period ended March 31, 2003. Advertising sales on the instant Traffic and Weather channels launched in March 2004 is expected to offset the forgone revenue from the implementation of our 100% commercial-free music format that began February 1, 2004.

Other Revenue. Other revenue earned during the three-month period ended March 31, 2004 consists of processing fees charged to invoiced subscribers, royalty revenue from certain tuners manufactured, and other revenue. We recognized $0.7 million of other revenue during the three-month period ended March 31, 2004 compared with $0.1 million during the three-month period ended March 31, 2003. The increase reflects barter revenue of $266,000 relating to a nonmonetary transaction entered into in February 2004 with a related party involving the exchange of radio subscriptions for the provision of certain marketing services and increased processing fees resulting from our growth in subscribers

Operating Expenses

Total Operating Expenses. Total operating expenses were $160.9 million for the three-month period ended March 31, 2004 compared to $120.4 million in the three-month period ended March 31, 2003, an increase of $40.5 million or 34%. The increase was due primarily to an increase in cost of revenue of $13.9 million attributable to increased sales and an increase in marketing expenses of $26.3 million due to increased distribution expenses as a result of the growth in subscribers as well as our efforts to attract and acquire new subscribers.

Cost of Revenue. Cost of revenue includes revenue share & royalties, customer care & billing costs, costs of radios associated with direct sales of radios, costs directly associated with sales of advertising, satellite & terrestrial operating costs, as well as costs related to broadcast & operations and programming & content. These combined costs were $48.3 million for the three-month period ended March 31, 2004, up from $34.4 million in the three-month period ended March 31, 2003, an increase of $13.9 million or 40%.

Revenue Share & Royalties. Revenue share & royalties includes performance rights obligations to composers, artists, and copyright owners for public performances of their creative works broadcast on XM, and royalties paid to radio technology providers and revenue share payments to manufacturing and distribution partners and content providers. These costs were $15.5 million in the three-month period ended March 31, 2004 compared to $4.0 million in the three-month period ended March 31, 2003. This increase of $11.5 million was a result of our growth in subscriber base and revenues. We expect these total costs to continue to increase as subscriber growth continues but to decrease slightly as a percentage of total revenue.

Customer Care & Billing. Customer care & billing operations expense includes expenses from outsourced customer care functions as well as internal IT costs associated with front office applications. These expenses were $7.1 million during the three-month period ended March 31, 2004, compared with $5.0 million during the three-month period ended March 31, 2003, an increase of $2.1 million. This increase resulted from the increase in subscribers. We expect customer care & billing operations expense in total to continue to increase as we continue to add subscribers, but we expect the average cost per subscriber to decrease.

Cost of Equipment. During the three-month period ended March 31, 2004, we incurred $1.6 million relating to promotional radios and radio kits that we sold directly to subscribers, compared to $1.1 million in the three-month period ended March 31, 2003. We expect the cost of equipment to continue to increase during 2004 as we increase direct sales of equipment.

Ad Sales. Ad sales expense was $1.3 million in the three-month period ended March 31, 2004 compared to $0.4 million in the three-month period ended March 31, 2003, an increase of $0.9 million. The increase in ad sales expense is due primarily to an increase in staffing and marketing costs to support ad sales growth. We expect ad sales costs to increase in support of expected advertising revenue growth.

Satellite & Terrestrial. Satellite & terrestrial includes: telemetry, tracking and control of our two satellites, in-orbit satellite insurance and incentive payments, satellite uplink, and all costs associated with operating our terrestrial repeater network such as power, maintenance and lease payments. These expenses were $9.4 million in the three-month period ended March 31, 2004, compared with $12.6 million in the three-month period ended March 31, 2003, a decrease of $3.2 million or 25%. The decrease is primarily due to a decrease in network optimization charges.

Broadcast & Operations

Broadcast. Broadcast expenses include costs associated with the management and maintenance of the systems, software, hardware, production and performance studios used in the creation and distribution of XM-original and third party content. The advertising trafficking (scheduling and insertion) functions are also included. Broadcast costs were $2.7 million for the three-month period ended March 31, 2004, compared to $2.6 million in the three-month period ended March 31, 2003. Broadcast costs are expected to increase with enhancements to and maintenance of the broadcast systems infrastructure.

Operations. Operations, which includes facilities and information technology expense, was $3.6 million in the three-month period ended March 31, 2004, compared with $3.9 million in the three-month period ended March 31, 2003, a decrease of $0.3 million. These costs are expected to remain stable.

Programming & Content. Programming & content includes the creative and production costs associated with our 101 channels of XM-original and third party content. This includes costs of programming staff and fixed payments for third party content. Programming & content expense was $7.2 million during the three-month period ended March 31, 2004, compared with $4.8 million during the three-month period ended March 31, 2003, an increase of $2.4 million or 50%. The increase is due to staffing and content related expenses in support of new first quarter 2004 programming initiatives.

Research & Development. Research & development includes the costs of new product development, chipset design, and engineering. These combined expenses were $6.2 million in the three-month period ended March 31, 2004, compared with $2.5 million in the three-month period ended March 31, 2003, an increase of $3.7 million. The increase in research and development expense resulted from costs associated with the development of future telematics applications and new product engineering builds. Research and development expenses are expected to increase as we accelerate the development of future telematics applications and new products, including interoperable radios.

General & Administrative. General & administrative expense was $5.8 million during the three-month period ended March 31, 2004, compared with $8.8 million during the three-month period ended March 31, 2003, a decrease of $3.0 million or 34%. The decrease in general & administrative expense primarily resulted from a decrease in professional services incurred for the 2003 bond exchange transaction, costs of which were expensed as they were related to a troubled debt restructuring, and management consulting projects.

Marketing. Marketing includes the costs of retention & support, subsidies & distribution, advertising & marketing, and amortization of our liability to GM. These combined costs were $61.6 million for the three-month period ended March 31, 2004, compared to $35.3 million in the three-month period ended March 31, 2003, an increase of $26.3 million, or 75%. Marketing expense increased primarily due to increases in subsidies & distribution of $23.1 million.

Retention & Support. Personnel-related expenses comprise the majority of retention and support. In the three-month period ended March 31, 2004, these costs were $2.8 million compared to $4.5 million in the three-month period ended March 31, 2003, a decrease of $1.7 million or 38%, primarily due a noncash stock compensation charge of $2.5 million recognized in relation to the issuance of certain warrants in the first quarter of 2003.

Subsidies & Distribution. We currently provide incentives and subsidies for the manufacture, purchase, installation and activation of XM radios to attract and retain our manufacturing and distribution partners. Our subsidy and distribution costs are significant and totaled approximately $34.8 million during the three-month period ended March 31, 2004, compared with $11.7 million during the three-month period ended March 31, 2003, an increase of $23.1 million or 197%. This increase is due primarily to the increase in subscribers, new activations, and GM vehicles equipped with XM radios. Subsidy and distribution expense will increase as the number of XM radios that are manufactured, installed and activated increase; however, we expect the cost per new subscriber to decrease in 2004 as compared to 2003.

Subscriber Acquisition Costs. We consider subscriber acquisition costs (“SAC”) to include radio manufacturer subsidies, certain sales, activation and installation commissions, and hardware-related promotions. These costs are reported in Subsidies & Distribution. The negative margins from equipment sales are also included in subscriber acquisition costs. Subscriber acquisition costs do not include ongoing loyalty payments to retailers and distribution partners, payments under revenue sharing arrangements with radio manufacturers and distributors and certain guaranteed payments to General Motors. During the three-month period ended March 31, 2004, and 2003, we incurred expenses of $31.8 million, and $11.2 million, respectively, related to subscriber acquisition costs. Our average subscriber acquisition cost was $67 and $74 during the three-month period ended March 31, 2004 and 2003, respectively. The decline in SAC for the three-month period ended March 31, 2004 as compared to the three-month period ended March 31, 2003 is due primarily to costs being spread over a greater number of activations.

Advertising & Marketing. Activities comprising these expenses include media, advertising, events and direct marketing programs. Advertising & marketing costs were $14.7 million during the three-month period ended March 31, 2004, compared with $11.5 million during the three-month period ended March 31, 2003, an increase of $3.2 million or 28%. The increase is due primarily to our increased purchases of consumer advertising media.

Cost Per Gross Addition. We consider CPGA to include the amounts in SAC, as well as advertising, media and other discretionary marketing expenses. In our financial statements, SAC costs are captured in Subsidies & Distribution and the negative margins from equipment sales, while CPGA costs are primarily captured by the combination of Subsidies & Distribution, Advertising & Marketing, plus the negative margins from equipment sales. CPGA does not include marketing staff (included in Retention & Support) or the amortization of the GM guaranteed payments (included in Amortization of GM Liability). During the three-month period ended March 31, 2004, and 2003, we incurred CPGA expenses of $50.2 million, and $23.8 million, respectively. CPGA for the three-month periods ended March 31, 2004 and 2003 was $106 and $156, respectively. The decline in CPGA for the three-month period ended March 31, 2004 as compared to the three-month period ended March 31, 2003 is due primarily to costs being spread over a greater number of activations. The timing of our media campaigns and discretionary advertising spending may cause CPGA to fluctuate from period to period. We expect CPGA to decline in 2004 as compared to 2003.

Amortization of GM Liability. These costs include the amortization of annual fixed guaranteed payment commitments to General Motors, aggregating to $439.0 million, under our long-term distribution agreement with the OnStar division of GM providing for the installation of XM radios in GM vehicles. Amortization of the GM liability was $9.3 million for the three-month period ended March 31, 2004, compared with $7.6 million for the three-month period ended March 31, 2003. The distribution agreement was amended in June 2002 and then again in January 2003, as described under the captions “Liquidity and Capital Resources—Capital Resources and Financing.” As a result of the January 2003 amendment and GM’s current roll out plans, commencing in February 2003 we began recognizing the fixed payments, which approximate $397.3 million, on a straight-line basis through September 2013. In January 2003, we expensed the pro rata portion of the fixed payment that was based on the June 2002 amendment to the agreement.

Depreciation & Amortization. Depreciation & amortization expense was $39.1 million during the three-month period ended March 31, 2004, compared with $39.4 million during the three-month period ended March 31, 2003, a decrease of $0.3 million.

Interest Income. Interest income was $182,000 during the three-month period ended March 31, 2004, compared with $42,000 during the three-month period ended March 31, 2003, an increase of $140,000. The increase was the result of higher average balances of cash and cash equivalents in the three-month period ended March 31, 2004.

Interest Expense. We recorded interest expense of $27.9 million and $21.3 million during the three month-period ended March 31, 2004 and 2003, respectively. The increase in interest expense is due to an increase in debt outstanding from the January 2003 and June 2003 financing transactions, as well as a charge of $3.1 million to interest expense attributable to the beneficial conversion feature on the exchange of $11.0 million carrying value, or $13.3 million principal amount at maturity, of our 10% Senior Secured Discount Convertible Notes due 2009.

Other Income (Expense), net. Other income (expense), net was $(168,000) during the three-month period ended March 31, 2004, compared with $(2.3) million during the three-month period ended March 31, 2003, a decrease of $2.1 million. Included in the three-month period ended March 31, 2003 were losses of $2.1 million from the retirement of debt with a face value of $17.9 million.

Provision for Deferred Income Taxes. We recorded a provision for deferred income taxes expense of $25.6 million and $0 during the three-month period ended March 31, 2004 and 2003. The increase was the result of the Company’s recording of a deferred tax liability related to indefinite lived assets that are amortized and deducted for tax purposes but are not amortized under generally accepted accounting principles. The Company will continue to incur tax expense as the indefinite lived assets are amortized for tax purposes over the next 13 years.

Net Loss. Net loss for the three-month period ended March 31, 2004 was $171.4 million, compared with $131.0 million for the three-month period ended March 31, 2003, an increase of $40.4 million or 31%. The increase primarily reflects increases in operating expenses due to our subscriber growth and the provision for deferred income taxes, offset in part by the growth in our revenue.

EBITDA. Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. EBITDA during the three-month period ended March 31, 2004 was $(79.0) million, compared with $(70.3) million during the three-month period ended March 31, 2003. The increased loss reflects our increase in operating costs as a result of our subscriber growth, offset in part by revenue growth and margin improvement as well as the decline in the costs to acquire each new subscriber. Consistent with regulatory requirements, EBITDA includes Other Income (Expense). We believe EDITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. The reconciliation of net loss to EBITDA is as follows (in thousands):

	Three month period ended March 31,
	2004	2003
Net loss as reported	$(171,431)	$(130,996)
Add back non-EBITDA items included in net loss:
Interest income	(182)	(42)
Interest expense	27,913	21,340
Depreciation & amortization	39,133	39,414
Income Taxes	25,573	—

EBITDA	$(78,994)	$(70,284)

Liquidity and Capital Resources

At March 31, 2004, we had total cash and cash equivalents of $62.4 million, and working capital of $(35.9) million. Cash and cash equivalents decreased $27.8 million during the three months ended March 31, 2004. The decrease resulted from $34.4 million used in operating activities and $99.2 million used in investing activities, offset by $105.8 million provided by financing activities. The proceeds from financing activities resulted from capital contributions of $187.9 million from Holdings primarily relating to the issuance of 7.0 million shares of Class A common stock in January 2004 that yielded gross proceeds of $185.5 million, offset in part by the repayment of $81.2 million of related party debt, and payments of $0.9 million related to capital lease obligations. The financing activities completed during the quarter are more fully discussed below. Investing activities consisted primarily of capital expenditures for the construction and launch of XM-3 and computer systems infrastructure. Cash flows used in operating activities includes the net loss of $171.4 million and the net cash used by our operating assets and liabilities, offset in part by non-cash expenses included in the net loss.

By comparison, at March 31, 2003, we had total cash and cash equivalents of $8.6 million, which excludes $8.9 million of restricted investments, and working capital of $158.7 million. Cash and cash equivalents increased $1.9 million during the three months ended March 31, 2003. The increase resulted from $72.2 million provided by financing activities and $15.6 million provided by investing activities, offset by $85.9 million used in operating activities. The proceeds from financing activities resulted primarily from a private placement in January 2003 that resulted in the issuance of 10% Senior Secured Discount Convertible Notes that yielded gross proceeds of $210 million and the issuance of 5.5 million shares of Holdings’ Class A common stock that yielded gross proceeds of $15 million. Investing activities consisted primarily of proceeds provided from the maturity of restricted investments. Cash flows used in operating activities includes the net loss of $131.0 million and the net cash used by our operating assets and liabilities, offset in part by non-cash expenses included in the net loss.

We expect that our future working capital, capital expenditures, and debt service requirements will be satisfied from existing cash, cash equivalents, and short-term investments augmented by the results of Holdings’ January 2004 financing activities described below and by cash received from revenue-generating activities.

Capital Resources and Financing

Holdings and we raised $2.8 billion of equity and debt gross proceeds from inception through March 31, 2004 from investors and strategic partners to fund our operations. This includes $185.5 million of gross funds raised in the January 2004 financing transaction. Provided that we meet the revenue, expense and cash flow projections of our business plan, we expect to be fully funded and will not need to raise additional financing to continue operations or to fund the completion and launch of XM-3 and the construction of XM-4. We may need to raise additional funding for the launch of XM-4 depending on the amount and timing of the receipt of the insurance proceeds and other factors.

April 2004 Financing Transaction

On April 20, 2004, we completed an offering of $200 million of Senior Secured Floating rate Notes due May 1, 2009. Interest on the notes is 6.65% per annum through July 31, 2004 and thereafter will be reset quarterly at a rate equal to 550 basis points over LIBOR. The interest on the notes is payable quarterly in cash in arrears on February 1, May 1, August 1 and November 1, commencing on August 1, 2004. No scheduled principal payments are required to be made prior to maturity. The notes, which are our senior secured obligations, are secured by substantially all of our assets, including the stock of our FCC license subsidiary, are guaranteed by Holdings and will rank equally in right of payment with all of our other existing and future senior indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. At any time, we may, at our option, redeem the notes, in whole or in part, at declining redemption prices. The proceeds from this offering will be used to repay outstanding balances under our revolving credit facility with General Motors and for working capital and general corporate purposes.

January 2004 Financing Transaction

On January 28, 2004, Holdings completed a public offering of 20,000,000 shares of its Class A Common Stock at $26.50 per share, 13,000,000 shares of which were offered for sale by certain selling stockholders. This 7,000,000 share offering resulted in gross proceeds to Holdings of $185.5 million. The proceeds from this offering were used in part to repay the unvested portion of the 10% Senior Secured Convertible Note held by OnStar, a subsidiary of General Motors. Holdings and we expect to use the proceeds for the prepayment of a portion of our outstanding debt as well as for working capital and general corporate purposes.

De-leveraging Transactions

In April 2004, we redeemed $50.0 million in principal amount of our 12% Senior Secured Notes due 2010 for an aggregate redemption price of $58.2 million, which amount included a 12% redemption premium plus accrued and unpaid interest. Also, in April 2004, Holdings and we entered into agreements with certain holders of our 14% Senior Secured Notes due 2009 to exchange $33.3 million carrying value including accrued interest, or $42.0 million fully accreted face value at maturity, for 1,414,407 shares of Holdings’ Class A common stock. We recorded a loss of $18.0 million from this exchange of our 14% Senior Secured Notes due 2009 in April 2004.

During the three-month period ended March 31, 2004, $56.7 million carrying value, or $59.0 million fully accreted face value at maturity, of Holdings’ and our notes were converted into 7.2 million shares of Holdings’ Class A common stock. This includes the call for redemption of all Holdings’ remaining outstanding $45.7 million of 7.75% Convertible Subordinated Notes, all of which were converted prior to the redemption date. Additionally, we completed the redemption of the $89.0 million 10% Senior Secured Convertible Note due 2009 held by General Motors. As part of the redemption, General Motors converted $7.8 million in principal amount of the Note, representing the entire principal amount of the Note that had vested conversion rights at the time of the redemption, into 980,670 shares of Holdings’ Class A common stock in accordance with the terms of the Notes. The remaining $81.2 million in principal amount plus accrued interest was repaid with cash. Also, Holdings entered into agreements with certain holders of our 8.25% Series C convertible redeemable preferred stock to convert $52.4 million including accrued dividends in shares of Series C preferred stock into 5,891,147 shares of Class A common stock. Holdings also entered into agreements with certain holders of its Series A convertible preferred stock to convert $51.4 million carrying value, in shares of Series A preferred stock, into 5,393,252 shares of Class A common stock. Additionally, Holdings entered into agreements with certain holders of Class A common stock warrants to exchange 42,616 warrants convertible into 1,522,360 shares of Class A common stock for 1,339,540 shares of Class A common stock and received $9.2 million in cash proceeds from the exercise of 33,865 warrants into 2,878,525 shares of Class A common stock.

As a result of these de-leveraging transactions, from January 1, 2004 to March 31, 2004, Holdings and we eliminated approximately $249.5 million of carrying value including accrued interest of debt and preferred securities or approximately $251.8 million of face amount at maturity. Holdings and we eliminated $89.0 million in principal amount ($89.0 million face amount at maturity) of the 10% Senior Secured Convertible Note due 2009 held by General Motors, $45.7 million carrying value including accrued interest ($45.7 million face amount at maturity) of Holdings’ 7.75% Convertible Subordinated Notes due 2006, $11.0 million carrying value including accrued interest ($13.3 million face amount at maturity) of our 10% Senior Secured Discount Convertible Notes due 2009, $52.4 million carrying value of Holdings’ Series C preferred stock and $51.4 million of Holdings’ Series A preferred stock. We may eliminate additional debt, preferred stock, warrants or other convertible securities during the remainder of 2004 and beyond through the issuance of common stock, prepayments and redemptions, depending upon the attractiveness of particular opportunities.

We expect that our future working capital, capital expenditures, and debt service requirements will be satisfied from existing cash, cash equivalents, and short-term investments and by cash generated from operations. Our business plan contemplates the use of cash on hand to fund the construction and launch of XM-3 and the construction of XM-4. We may need to raise additional funding for the launch of XM-4 depending on the amount and timing of the receipt of the insurance proceeds with respect to XM “Rock” and XM “Roll,” and other factors.

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

Based on the consistency of the degradation trends (with no substantial improvement to date) and continuing analyses by BSS and us, our management adjusted the estimated useful lives of our in-orbit satellites, with effect from September 2002, to the period running through first quarter 2008 (approximately 6.75 years from launch). Our management will continue to monitor this situation carefully and may re-adjust the estimated useful lives of our in-orbit satellites based on future information. We have not recorded any impairment due to our forecasted cash flows (which are sufficient to recover the system assets); however, should we reduce or not meet our forecasted cash flows or reduce further the estimated useful lives of the satellites, we may be required to record an impairment (which may be substantial) at that time. We have not adjusted the estimated useful lives of our spacecraft control facilities, as we believe that these facilities will continue to be of use in our system as XM-3 and when necessary XM-4 are launched.

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

Contractual Obligations and Commercial Commitments

We are obligated to make significant payments under a variety of contracts and other commercial arrangements, including the following:

Service Providers. We have entered into an agreement with a service provider for customer care functions to subscribers of our service. Employees of this service provider have access to our customer care systems to establish customer accounts, activate radios, update program and account information and respond to general inquiries from subscribers. We pay an hourly rate for each customer care representative supporting our subscribers. During the three months ended March 31, 2004 and 2003, we incurred $4.0 million and $2.7 million, respectively, in relation to services provided for customer care functions. We changed service providers during 2003 and received reduced hourly rates.

Programming Agreements. We have also entered into various long-term programming agreements. Under the terms of these agreements, we are obligated to provide payments to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. During the three months ended March 31, 2004 and 2003, we incurred expenses of $4.0 million and $3.0 million, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase next year as the number of subscribers and advertising revenue increase. The amount of the costs related to these agreements cannot be estimated, but are expected to be substantial future costs. Of these amounts, $3.3 million and $1.6 million, respectively, are included in Programming & Content, $112,000 and $43,000, respectively, are included in Revenue Share & Royalties, and $0.6 million and $1.3 million, respectively, are included in Advertising & Marketing.

Royalty Agreements. We have entered into fixed and variable revenue share payment agreements with performance rights organizations that expire as late as 2006. During the three months ended March 31, 2004 and 2003, we incurred expenses of $2.8 million and $2.3 million, respectively, in relation to these agreements.

Marketing & Distribution Agreements. We have entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, we are obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements. As previously described, we subsidize the manufacture of certain component parts of XM radios in order to provide attractive pricing to our customers. The subsidies are generally charged to expense when the radios are activated with XM service. The amount of these operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the three months ended March 31, 2004 and 2003, we incurred expenses of $16.1 million and $7.6 million, respectively, in relation to these agreements, excluding expenses related to GM.

General Motors Distribution Agreement. We have significant payment obligations under our distribution agreement with General Motors. During the term of the agreement, which expires 12 years from the commencement date of our commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. We will also have a non-exclusive right to arrange for the installation of XM radios in vehicles equipped with OnStar systems in non-GM vehicles that are sold for use in the United States. The agreement was amended in June 2002 and January 2003 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of our commencement of commercial operations, and to provide that we may make certain payments to GM in the form of indebtedness or shares of our Class A common stock, as described above under the caption “Liquidity and Capital Resources—Capital Resources and Financing.” XM’s total cash payment obligations were not increased. We have significant annual, fixed payment obligations to GM. As a result of the June 2002 amendment, we commenced recognizing these fixed payment obligations for the period ending through November 2005, which approximate $63.6 million, on a straight-line basis. However, due to the January 2003 amendment to the Distribution Agreement and GM’s roll out plans which demonstrated a likelihood of GM exceeding minimum installation targets, in 2003 we began prospectively recognizing these fixed payments, which approximate $397.3 million, on a straight-line basis over the remaining term of the contract. We have issued a 10% Senior Secured Convertible Note due 2009 with an aggregate principal amount of $89.0 million to OnStar in lieu of making these fixed payments to OnStar for amounts otherwise due in 2003 through 2006. In February 2004, we completed the redemption of the note. As part of the redemption, GM converted $7.8 million in principal amount of the note, representing the entire principal amount of the note that had vested conversion rights at the time of the redemption, into 980,670 shares of Holdings’ Class A common stock in accordance with the terms of the note. The remaining $81.2 million in principal amount plus accrued interest was repaid with cash. Additional payments totaling $320.3 million are due as follows: $80.7 million in 2007, $106.7 million in 2008 and $132.9 million in 2009.

In order to encourage the broad installation of XM radios in GM vehicles, we have agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers for our service. We must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than 8 million GM vehicles with installed XM radios (at which point the percentage remains constant). We will also make available to GM bandwidth on our system. As part of the agreement, OnStar provides certain call-center related services directly to XM subscribers who are also OnStar customers and XM must reimburse OnStar for these XM-related call center services. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio’s service. The agreement is subject to renegotiation if as of November 2005, and at two-year intervals thereafter, GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving our service, starting with 1,240,000 units by November 2005, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. General Motors’ exclusivity obligations will discontinue if, by November 2005 and at two-year intervals thereafter, we fail to achieve and maintain specified minimum market share levels in the satellite digital radio service market (we are currently in excess of the minimum market share levels). Prior to 2001, we had not incurred any costs under the distribution agreement. As of March 31, 2004 and 2003, we had paid $41.3 million and $15.7 million, respectively, and incurred total costs of $183.7 million and $49.5 million, respectively, under the distribution agreement.

Satellite Contracts. We have entered into contractual agreements for our satellites that are more fully described under the heading “Capital Expenditures.”

Non-Cash Stock-Based Expense

We incurred non-cash compensation charges of approximately $0.7 million and $3.0 million during the three months ended March 31, 2004 and 2003, respectively. These charges relate to stock options granted to employees, consultants, talent and vendors and warrants granted to vendors. Additional compensation charges may result depending upon the market value of our Class A common stock at each balance sheet date.

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

We are a party to a long-term distribution agreement with OnStar Corporation, a subsidiary of General Motors that provides for the installation of XM radios in General Motors vehicles, as further described above under the heading “Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments.” In connection with the development of our terrestrial repeater network, we were a party to a contract with Hughes Electronics Corporation, as further described under the heading “Liquidity and Capital Resources—Capital Expenditures.” DIRECTV has provided consulting services in connection with the development of our customer care center and billing operations. DIRECTV ceased to be a related party during the three-month period ended March 31, 2004. We have arrangements with American Honda relating to the promotion of the XM Service to new car buyers, the use of bandwidth on the XM System and the development of telematics services and technologies. We have an agreement with OnStar to make available use of our bandwidth. Clear Channel Communications provides certain programming services to us. We have a sponsorship agreement with Clear Channel Entertainment to advertise our service at Clear Channel Entertainment concerts and venues. Premiere Radio Networks, a subsidiary of Clear Channel Communications, has in the past served as one of our advertising sales representatives. We also run advertisements on a spot and network basis on radio stations owned by Clear Channel. In addition, we lease 4 sites for our terrestrial repeaters from Clear Channel Communications.

As of March 31, 2004, we are engaged in activities with GM and Honda to jointly promote new car buyers to subscribe to the XM service. At March 31, 2004, there were approximately 311,399 subscribers in promotional periods (ranging from three-months to one year to three years in duration) paid for by the vehicle manufacturers. These subscriptions are included in our year-end subscriber total. Subscriber revenues received from GM and Honda for these programs are recorded as related party revenue.

General Motors is one of Holdings’ largest shareholders and Chester A. Huber, Jr., the president of OnStar, is a member of our board of directors. Hughes Electronics was one of Holdings’ largest shareholders until January 2004 and was a subsidiary of General Motors until December 2003. Jack Shaw, a member of our board of directors, was Chief Executive Officer of Hughes Electronics Corporation until December 2003. Thomas G. Elliott, a member of our board of directors, is Executive Vice President, Automobile Operations of American Honda Motor Company. DIRECTV, a subsidiary of Hughes Electronics, was a holder of Holdings’ Series C preferred stock until January 2003. Randall Mays, a member of our board of directors, is Executive Vice President and Chief Financial Officer of Clear Channel Communications.

We earned the following revenue from transactions with related parties described above (in thousands):

	Three months ended
	March 31, 2004	March 31, 2003
GM	$4,635	$1,050
Honda	1,337	—

	$5,972	$1,050

We have incurred the following costs in transactions with the related parties described above (in thousands):

	Three–month period ended March 31, 2004
	GM	Honda	Hughes	Clear Channel
Terrestrial repeater network	$—	$—	$110	$—
Terrestrial repeater site leases	—	—	—	15
Research and development	—	2,500	—	—
Customer care & billing operations	128	—	—	—
Marketing	43,540	—	—	1,586

	Three–month period ended March 31, 2003
	GM	Honda	Hughes	Clear Channel
Terrestrial repeater network	$—	$—	$69	$—
Terrestrial repeater site leases	—	—	—	15
Research and development	—	—	—	—
Customer care & and billing operations	190	—	—	—
Marketing	17,956	—	—	2,906

Capital Expenditures

        As of March 31, 2004, Holdings and we had paid approximately $575.2 million, including financing charges and interest under the satellite contract related to XM Rock, or XM-2, XM Roll, or XM-1, XM-3 and XM-4. We originally entered into our satellite contract in March 1998 with Boeing Satellite Systems International, Inc., or BSS, and have subsequently amended the contract, including in July 2003 and December 2003.

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

Satellite Contract and Other Costs—XM-3. Construction of our ground spare satellite, XM-3, is currently being completed, including certain modifications to correct the solar array degradation issues experienced by Rock and Roll, as well as other changes agreed with BSS discussed below. The payload of XM-3 is owned by the Company, and the bus of XM-3 is owned by Holdings. As of March 31, 2004, with respect to XM-3, we have deferred $15 million at an interest rate of 8% through December 5, 2006 and borrowed $35 million from Boeing Capital in a separate transaction to be repaid prior to launch of XM-3. In May 2004, this loan was prepaid by Holdings.

In addition to the modifications to address the solar array degradation issues as noted above, BSS is making certain alterations to optimize XM-3 for the specific orbital slot into which it will be launched during a three-month launch period commencing October 15, 2004. The aggregate remaining cost, excluding the above $15 million deferral and $35 million loan, of the launch, optimization for the specific orbital slot, appropriate software and certain pre and post-launch services is approximately $100 million that was paid during the first quarter 2004. Further, BSS has the right to earn performance incentive payments of up to $25.9 million, excluding interest, based on the in-orbit performance of XM-3 over its design life of fifteen years.

Satellite Insurance—XM-3. In addition to the XM-3 related costs noted above, we plan to acquire and pay for launch and in-orbit insurance in connection with the launch of XM-3. The cost of launch and in-orbit insurance for this launch is subject to market prices and conditions at the time during 2004 when such insurance is obtained.

Satellite Contract and Other Costs—XM-4. Holdings has committed in our satellite contract, as amended in July 2003, and by a separate August 2003 contract with Sea Launch Company, LLC, or Sea Launch, to acquire from BSS a fourth satellite, XM-4, which should be available for shipment to the launch services provider no later than October 31, 2005, and from Sea Launch the associated launch services for the satellite. The fixed prices for XM-4 and the associated launch services total $186.5 million, excluding in-orbit performance incentives and financing charges on certain amounts deferred prior to launch. Following Holdings’ payment of $3 million in total for XM-4 and the associated launch services during the third quarter 2003, remaining satellite construction payments aggregating approximately $104 million are deferred until as late as the first quarter 2006. Interest accrues monthly at a rate of 10.75% per annum through December 2004 and is payable thereafter on a current basis, pursuant to the December 2003 amendment, which extends the deferral from the first quarter 2005 and reduces the applicable interest rate from 12.75% to 10.75%. Of this deferred amount, $27.9 million is in the Other Non-Current Liabilities line on Holdings’ condensed balance sheet as of March 31, 2004. Most of the remaining portion of the fixed costs for XM-4 and the associated launch services are payable during construction with the last payment due one month following launch.

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

Satellite Contract—Warrant to BSS. Pursuant to Holdings’ satellite contract, Holdings issued a warrant to BSS in July 2003 to purchase 500,000 shares of Holdings Class A common stock at $13.524 per share. The fair value of these warrants was determined to be $5.8 million using a Black-Scholes based methodology and is included in the System Under Construction balance as of March 31, 2004.

        Terrestrial Repeater System. As of March 31, 2004, we incurred aggregate costs of approximately $268.0 million for a terrestrial repeater system. These costs covered the capital cost of the design, development and installation of a system of terrestrial repeaters to cover approximately 60 cities and metropolitan areas. In August 1999, we signed a contract with LCC International for engineering and site preparation. As of March 31, 2004, we had paid $128.4 million under this contract. There are no further payments due under the LCC International contract. We also entered into a contract effective October 22, 1999, with Hughes Electronics Corporation for the design, development and manufacture of the terrestrial repeaters; there are no further payments due under this contract except those related to ongoing out-of-warranty repairs. As of March 31, 2004, we had paid $114.1 million under this contract and recorded an additional liability of $ 123,000.

Ground Segment. As of March 31, 2004, we incurred aggregate ground segment costs of approximately $140.7 million. These costs were related to the satellite control facilities, programming production studios and various other equipment and facilities.

Long-term debt.

Holdings and Inc. have raised funds from the following issuances of long-term debt.

•	On January 28, 2003, we completed a three-part financing.

•	Holdings and Inc. issued $279.3 million aggregate principal amount at maturity of 10% Senior Secured Discount Convertible Notes in a private placement. Principal on the 10% Senior Secured Discount Convertible Notes is payable at maturity, while interest accretes until January 1, 2006 and is thereafter payable semi-annually in cash or, at our option, in additional notes.

•	Holdings and Inc. issued to OnStar, a subsidiary of General Motors, $89.0 million in aggregate principal amount of a 10% Senior Secured Convertible Note due December 31, 2009 in lieu of our obligation to make $115 million in guaranteed payments from 2003 to 2006 under the General Motors distribution agreement. Principal on the OnStar note is payable at maturity, while interest, which is due semi-annually, is payable at our option in shares of Holdings’ Class A common stock. In February 2004, Holdings and Inc. completed the redemption of the note. As part of the redemption, General Motors converted $7.8 million in principal amount of the note, representing the entire principal amount of the note that had vested conversion rights at the time of the redemption, into 980,670 shares of Holdings’ Class A Common Stock in accordance with the terms of the note. The remaining $81.2 million in principal amount plus accrued interest was repaid with cash.

•	Holdings and we completed an exchange of $300.2 million aggregate principal amount of the 14% Senior Secured Notes due 2010 for $438.0 million aggregate principal amount at maturity ($300.2 million accreted value as of March 15, 2003) of 14% Senior Secured Discount Notes due 2009, cash and warrants to purchase Holdings’ Class A common stock. Principal on the 14% Senior Secured Discount Notes due 2009 is payable at maturity, while interest accretes until December 31, 2005 and is thereafter payable semi-annually. Through March 31, 2004, we have extinguished $65.5 million carrying value, or $94.2 million face amount at maturity, of these notes. In April 2004, Holdings and Inc. entered into agreements with certain holders of our 14% Senior Secured Notes due 2019 to exchange $33.3 million carrying value including accrued interest, or $42.0 million face value at maturity for 1,414,407 shares of Holdings’ Class A common stock.

•	In June 2003, we issued $185.0 million aggregate principal amount of 12% Senior Secured Notes due 2010, $10 million of which were issued in July 2003, pursuant to the overallotment option. Principal on the 12% Senior Secured Notes due 2010 is payable at maturity, while interest is payable semi-annually. In April 2004, we redeemed $50.0 million in principal amount of its 12% Senior Secured Notes due 2010 for an aggregate redemption price of $58.2 million, which included a 12% redemption premium plus accrued and unpaid interest.

•	In April 2004, we issued $200.0 million aggregate principal amount of Senior Secured Floating rate Notes due 2009. Interest on the notes is 6.65% per annum through July 31, 2004 and thereafter will be reset quarterly at a rate equal to 550 basis points over LIBOR. The interest on the notes is payable quarterly in cash in arrears on February 1, May 1, August 1 and November 1, commencing on August 1, 2004. No scheduled principal payments are required to be made prior to maturity. At any time, we may, at its option, redeem the notes, in whole or in part, at declining redemption prices

Based on the various terms of our long-term debt, our ability to redeem any long-term debt is limited. We have and may continue to take advantage of opportunities to reduce our level of indebtedness in exchange for issuing equity securities, if these transactions can be completed on favorable terms.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. On December 24, 2003, the FASB issued final modified FASB Interpretation No. 46 (“FIN 46R”), primarily to clarify the required accounting for interests in VIEs. Application of FIN 46R is required in financial statements of public entities that have interests in entities that are commonly referred to as special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities for all other types of VIEs (i.e., non-SPEs) is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R by the Company for the three-month period ended March 31, 2004, did not have an impact on its financial position or its financials results

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2004, we do not have any derivative financial instruments and do not intend to use derivatives. We do not hold or issue any free-standing derivatives. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds. Our long-term debt includes fixed interest rates and the fair market value of the debt is sensitive to changes in interest rates. We run the risk that market rates will decline and the required payments will exceed those based on current market rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. Included in our related party long-term debt owed to GM is a balance of $85.4 million, of which $12.0 million may be payable in shares of Class A Common Stock under our distribution agreement with OnStar and $73.4 million is drawn under our Senior Secured Credit Facility with GM. This facility has a variable interest rate. A change of one percentage point in the interest rate applicable to the $73.4 million of variable rate debt at March 31, 2004 would result in a fluctuation of approximately $0.7 million in our annual interest expense. Additionally, we believe that our exposure to interest rate risk is not material to our results of operations.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective. During the three-month period ended March 31, 2004 no changes were made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description
3.1^	Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc.

3.2	Amended and Restated Bylaws of XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 12, 2003).

3.3	Restated Certificate of Incorporation of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

3.4	Amended and Restated Bylaws of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

3.5	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Amendment No. 1 to XM’s Registration Statement on Form S-3, File No. 333-89132).

3.6	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Annual Report on Form 10-K, filed with the SEC on March 31, 2003).

4.1	Form of Certificate for XM’s Class A common stock (incorporated by reference to Exhibit 3 to XM’s Registration Statement on Form 8-A, filed with the SEC on September 23, 1999).

4.2	Form of Certificate for XM’s 8.25% Series B Convertible Redeemable Preferred Stock (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-93529).

4.3	Certificate of Designation Establishing the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of XM’s 8.25% Series B Convertible Redeemable Preferred Stock due 2012 (incorporated by reference to XM’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 16, 2000).

4.4	Warrant Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. as Issuer and United States Trust Company of New York as Warrant Agent (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.5	Warrant Registration Rights Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. and Bear, Stearns & Co., Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and Lehman Brothers Inc. (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.6	Form of Warrant (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.7	Certificate of Designation Establishing the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of the 8.25% Series C Convertible Redeemable Preferred Stock due 2012 (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.8	Form of Certificate for XM’s 8.25% Series C Convertible Redeemable Preferred Stock (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.9	Indenture, dated as of March 15, 2000, between XM Satellite Radio Inc. and United States Trust Company of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

4.10	Form of 14% Senior Secured Note of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

4.11	Customer Credit Agreement, dated as of December 5, 2001, between XM and Boeing Capital Services Corporation (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on December 6, 2001).

4.12	Security Agreement, dated as of December 5, 2001, between XM and Boeing Capital Services Corporation (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on December 6, 2001).

4.13	Rights Agreement, dated as of August 2, 2002, between XM and Equiserve Trust Company as Rights Agent (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on August 2, 2002).

4.14	Indenture, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

Exhibit No.	Description
4.15	Security Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, and The Bank of New York (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.16	Amended and Restated Security Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and The Bank of New York (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.17	Intercreditor and Collateral Agency Agreement (General Security Agreement), dated as of January 28, 2003, by and among the Noteholders named therein, The Bank of New York, as trustee, General Motors Corporation, OnStar Corporation and The Bank of New York, as collateral agent (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.18	Intercreditor and Collateral Agency Agreement (FCC License Subsidiary Pledge Agreement), dated as of January 28, 2003, by and among the Noteholders named therein, The Bank of New York, as trustee, General Motors Corporation, OnStar Corporation and The Bank of New York, as collateral agent (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.19	Warrant Agreement, dated as of January 28, 2003, between XM Satellite Radio Holdings Inc. and The Bank of New York (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.20	Amended and Restated Amendment No. 1 to Rights Agreement, dated as of January 22, 2003, by and among XM Satellite Radio Holdings Inc. and Equiserve Trust Company, N.A. (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.21	Form of 10% Senior Secured Discount Convertible Note due 2009 (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.22	Global 14% Senior Secured Discount Note due 2009 (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.23	Global Common Stock Purchase Warrant (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.24	Common Stock Purchase Warrant issued to General Motors Corporation (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.25	Second Supplemental Indenture, dated as of December 23, 2002, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 15, 2003).

4.26	Third Supplemental Indenture, dated January 27, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.27	Indenture, dated as of June 17, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and The Bank of New York, as trustee (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.28	Form of 12% Senior Secured Note due 2010 (incorporated by reference to Exhibit A to Exhibit 4.27 hereof).

4.29	First Supplemental Indenture, dated as of June 12, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.30	First Amendment to Security Agreement, dated as of June 12, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.31	Warrant to purchase XM Satellite Radio Holdings Inc. Class A Common Stock, dated July 31, 2003, issued to Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

4.32	Amendment No. 2 to Rights Agreement between XM Satellite Radio Holdings Inc. and Equiserve Trust Company, N.A. (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on April 21, 2004).

Exhibit No.	Description
4.33	Indenture, dated as of April 20, 2004, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and The Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on April 23, 2004).

4.34	Registration Rights Agreement, dated as of April 20, 2004, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., and Bear, Stearns & Co. Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on April 23, 2004).

4.35	Form of Senior Secured Floating Rate Note due 2009 (incorporated by reference to Exhibit A to Exhibit 4.33 hereof).

10.1*	Third Amended and Restated Shareholders and Noteholders Agreement, dated as of June 16, 2003, by and among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.2	Second Amended and Restated Registration Rights Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.3^*	Technology Licensing Agreement by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999.

10.4*	Second Amended and Restated Distribution Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and OnStar Corporation, a division of General Motors Corporation (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.5^	Form of Indemnification Agreement between XM Satellite Radio Holdings Inc. and each of its directors and executive officers.

10.6	1998 Shares Award Plan (incorporated by reference to XM’s Registration Statement on Form S-8, File No. 333-106827).

10.7^	Form of Employee Non-Qualified Stock Option Agreement.

10.8	Employee Stock Purchase Plan (incorporated by reference to XM’s Registration Statement on Form S-8, File No. 333-106827).

10.9^	Non-Qualified Stock Option Agreement between Gary Parsons and XM Satellite Radio Holdings Inc., dated July 16, 1999.

10.10^	Non-Qualified Stock Option Agreement between Hugh Panero and XM Satellite Radio Holdings Inc., dated July 1, 1998, as amended.

10.11^	Form of Director Non-Qualified Stock Option Agreement.

10.12*	Joint Development Agreement, dated February 16, 2000, between XM Satellite Radio Inc. and Sirius Satellite Radio Inc. (incorporated by reference to XM’s quarterly report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 12, 2000).

10.13	XM Satellite Radio Holdings Inc. Talent Option Plan (incorporated by reference to XM’s Registration Statement on Form S-8, File No. 333-65022).

10.14	Loan and Security Agreement, dated as of August 24, 2001, by and between Fremont Investment & Loan and XM 1500 Eckington LLC (incorporated by reference to Holdings’ quarterly report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 13, 2001).

10.15	Limited Recourse Obligations Guaranty, dated as of August 24, 2001, by XM Satellite Radio Holdings Inc. in favor of Fremont Investment & Loan (incorporated by reference to XM’s quarterly report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 13, 2001).

10.16	Assignment and Novation Agreement, dated as of December 5, 2001, between Holdings, XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on December 6, 2001).

10.17*	Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Amendment No. 1 to XM’s Registration Statement on Form S-3, File No. 333-89132).

Exhibit No.	Description
10.18*	Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated as of December 5, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on December 6, 2001).

10.19	Amended and Restated Note Purchase Agreement, dated as of June 16, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.20	Amendment No. 1 to Note Purchase Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.21	Amended and Restated Director Designation Agreement, dated as of February 1, 2003, by and among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003).

10.22	GM/DIRECTV Director Designation Agreement, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc., General Motors Corporation and DIRECTV Enterprises LLC (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.23	Amended and Restated Assignment and Use Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and XM Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.24	Credit Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., as a borrower, and XM Satellite Radio Holdings Inc., as a borrower, and General Motors Corporation, as lender (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.25	Employment Agreement, dated as of June 21, 2002, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Joseph J. Euteneuer (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002).

10.26	Form of Employment Agreement, dated as of March 20, 2003, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Hugh Panero (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003).

10.27	Form of Employment Agreement, dated as of March 20, 2003, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Gary Parsons (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003).

10.28	Form of 2003 Executive Stock Option Agreement (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003).

10.29*	Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.30*	July 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.31*	Contract for Launch Services, dated August 5, 2003, between Sea Launch Limited Partnership and XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.32	Amendment No. 1 to Amended and Restated Director Designation Agreement, dated as of September 9, 2003, by and among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to XM’s Quarterly Report in Form 10-Q for the quarter ended September 30, 2003 filed with the SEC on November 12, 2003).

10.33	December 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004).

Exhibit No.	Description
10.34	First Amendment to Credit Agreement, dated January 13, 2004, by and between XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and General Motors Corporation (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004).

10.35	First Amendment to Second Amended and Restated Distribution Agreement, dated as of January 13, 2004, by and among OnStar Corporation, XM Satellite Radio Holdings Inc., and XM Satellite Radio Inc. (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004).

10.36	Form of Amendment to Third Amended and Restated Shareholders and Noteholders Agreement, dated as of January 13, 2004, by and among XM Satellite Radio Holdings Inc. and the parties thereto (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

^	Incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-83619.
*	Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

(b)	Reports on Form 8-K.

On May 6, 2004, XM filed a Current Report on Form 8-K to report results for the quarter ended March 31, 2004.

On April 23, 2004, XM filed a Current Report on Form 8-K to report that its subsidiary, XM Satellite Radio Inc., had issued and sold $200 million of Senior Secured Floating Rate Notes due 2009, guaranteed by XM.

On April 21, 2004, XM filed a Current Report on Form 8-K to report an amendment to its shareholder rights agreement.

On March 31, 2004, XM filed a Current Report on Form 8-K to report an offering of XM’s common stock by a selling stockholder.

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

XM SATELLITE RADIO INC.
(Registrant)

May 17, 2004	By: /s/ HUGH PANERO
Hugh Panero,
President and Chief Executive Officer
(principal executive officer)

XM SATELLITE RADIO INC.
(Registrant)

May 17, 2004	By: /s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)