Form 10-Q
period 2004-06-30
XM SATELLITE RADIO INC
filed 2004-08-16
CIK 1116317

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2004

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of June 30, 2004)
COMMON STOCK, $0.10 PAR VALUE	125 SHARES (all of which are issued to XM Satellite Radio Holdings Inc.)

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

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

XM SATELLITE RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Month and Six-Month Periods ended June 30, 2004 and 2003

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Revenue:
Subscription revenue	$48,643	$16,117	$88,404	$27,707
Activation revenue	1,058	394	1,925	689
Equipment revenue	1,054	1,017	1,733	1,609
Net ad sales revenue	1,407	599	2,397	1,047
Other revenue	820	194	1,488	321

Total revenue	52,982	18,321	95,947	31,373

Operating expenses:
Cost of revenue (excludes depreciation & amortization, shown below):
Revenue share & royalties	10,479	5,490	25,957	9,479

Customer care & billing operations	8,975	5,588	16,060	10,635
Cost of equipment	1,771	1,855	3,366	2,968
Ad sales	1,357	561	2,644	998
Satellite & terrestrial	9,822	10,001	19,233	22,572
Broadcast & operations	6,518	5,891	12,738	12,395
Programming & content	7,116	5,261	14,340	10,048

Total cost of revenue	46,038	34,647	94,338	69,095
Research & development (excludes depreciation and amortization, shown below)	6,731	2,919	12,901	5,386
General & administrative (excludes depreciation and amortization, shown below)	6,526	6,276	12,276	15,082
Marketing (excludes depreciation and amortization, shown below)	68,080	53,025	129,650	88,326
Depreciation & amortization	39,210	39,441	78,344	78,854

Total operating expenses	166,585	136,308	327,509	256,743

Operating loss	(113,603)	(117,987)	(231,562)	(225,370)
Other income (expense):
Interest income	285	88	467	130
Interest expense	(18,971)	(24,645)	(46,884)	(45,985)
Other expense	(34,956)	(19,191)	(35,124)	(21,507)

Net loss before income taxes	(167,245)	(161,735)	(313,103)	(292,732)

Provision for deferred income taxes	(579)	—	(26,152)	—

Net loss	$(167,824)	$(161,735)	$(339,255)	$(292,732)

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003
	(unaudited)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$71,964	$90,219
Restricted investments	—	116
Accounts receivable, net of allowance for doubtful accounts of $908 and $796	11,591	13,160
Due from subsidiaries/affiliates	—	95,693
Due from related parties	4,719	5,176
Related party prepaid expenses	32,070	22,261
Prepaid and other current assets	18,921	18,217

Total current assets	139,265	244,842
Restricted investments, net of current portion	373	375
System under construction	126,657	22,058
Property and equipment, net of accumulated depreciation and amortization of $389,398 and $311,808	624,036	682,997
DARS license	141,237	141,200
Intangibles, net of accumulated amortization of $5,062 and $4,433	7,800	8,429
Deferred financing fees, net of accumulated amortization of $12,154 and $9,067	40,563	42,772
Related party prepaid expenses, net of current portion	35,019	44,521
Prepaid and other assets, net of current portion	2,395	2,502

Total assets	$1,117,345	$1,189,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,683	$39,784
Accrued expenses	57,592	57,512
Accrued network optimization expenses	3,007	4,136
Current portion of long-term debt	3,790	3,249
Due to subsidiaries/affiliates	1,839	—
Due to related parties	11,987	2,103
Accrued interest	5,281	3,070
Deferred revenue	66,944	39,722

Total current liabilities	188,123	149,576
Related party long-term debt, net of current portion	31,609	141,891
Long-term debt, net of current portion	650,943	527,944
Due to related parties, net of current portion	31,417	23,921
Deferred revenue, net of current portion	26,549	14,162
Other non-current liabilities	38,223	13,120

Total liabilities	966,864	870,614

Stockholders’ equity:
Common stock, par value $0.10; 3,000 shares authorized, 125 shares issued and outstanding	—	—
Additional paid-in capital	1,954,522	1,783,869
Accumulated deficit	(1,804,041)	(1,464,787)

Total stockholders’ equity	150,481	319,082

Commitments and contingencies
Total liabilities and stockholders’ equity	$1,117,345	$1,189,696

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six-Month Periods ended June 30, 2004 and 2003

	Six Months ended June 30,
	2004	2003
	(in thousands)
Cash flows from operating activities:
Net loss	$(339,255)	$(292,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	1,322	368
Depreciation and amortization	78,344	78,855
Interest accretion expense	27,029	18,308
Net non-cash loss on conversion of notes	24,665	21,444
Amortization of deferred financing fees and debt discount	10,592	8,673
Non-cash stock-based compensation	965	8,976
Provision for deferred income taxes	26,152	—
Other	106	440
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	648	(1,858)
Decrease (increase) in due from related parties	456	(1,122)
Increase in prepaid and other assets	(902)	(11,660)
Increase in accounts payable and accrued expenses	4,788	14,694
Increase in amounts due to related parties	59,748	6,879
Increase in deferred revenue	39,609	11,252
Increase (decrease) in accrued interest	2,211	(11,381)

Net cash used in operating activities	(63,522)	(148,864)

Cash flows from investing activities:
Purchase of property and equipment	(11,834)	(4,787)
Additions to system under construction	(104,093)	(1,000)
Net purchase/maturity of restricted investments	118	22,750
Other investing activities	—	(2,699)

Net cash provided by (used in) investing activities	(115,809)	14,264

Cash flows from financing activities:
Proceeds from sale of common stock and capital contributions	204,577	15,457
Proceeds from issuance of 10% senior secured discount convertible notes	—	102,332
Proceeds from issuance of 12% senior secured notes	—	175,000
Proceeds from issuance of floating rate notes	200,000	—
Repayment of 12% senior secured notes	(70,000)	—
Repayment of 14% senior secured notes	(13,028)	—
Repayment of related party long-term debt	(81,194)	—
Payments on related party credit facility	(71,425)	—
Payments on borrowings	(3,104)	(1,724)
Deferred financing costs	(4,750)	(5,250)

Net cash provided by financing activities	161,076	285,815

Net (decrease) increase in cash and cash equivalents	(18,255)	151,215
Cash and cash equivalents at beginning of period	90,219	6,726

Cash and cash equivalents at end of period	$71,964	$157,941

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

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the consolidated financial position of XM Satellite Radio Inc. and its subsidiaries as of June 30, 2004; the results of operations for the three and six months ended June 30, 2004 and 2003; and cash flows for the six months ended June 30, 2004 and 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year. The accompanying financial statements are unaudited and should be read in conjunction with the Company’s 2003 consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K. Certain reclassifications have been made to prior-period amounts to conform with the 2004 presentation.

(3) Stock-Based Compensation

At June 30, 2004, Holdings had two stock-based employee compensation plans in which the Company participates. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123. The following tables illustrate the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months ended June 30,
	2004	2003
	(amounts in thousands)
Net loss, as reported	$(167,824)	$(161,735)
Add: stock-based employee compensation expense included in net loss, net of tax	—	—
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards	(7,893)	(7,957)

Pro forma net loss	$(175,717)	$(169,692)

	Six Months ended June 30,
	2004	2003
	(amounts in thousands)
Net loss, as reported	$(339,255)	$(292,732)
Add: stock-based employee compensation expense included in net loss, net of tax	—	—
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards	(15,626)	(14,023)

Pro forma net loss	$(354,881)	$(306,755)

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4) Financing Transactions

Long-Term Debt

Long-term debt at June 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
14% senior secured notes - original issue due 2010	$22,824	$22,824
Less: unamortized discount on 14% senior secured notes due 2010	(3,554)	(3,726)
14% senior secured discount notes due 2009	232,341	262,211
Less: unamortized discount on 14% senior secured notes due 2009	(69,424)	(85,131)
12% senior secured notes due 2010	115,000	185,000
10% senior secured discount convertible notes due 2009	203,831	205,068
Less: unamortized discount on 10% senior secured discount convertible notes due 2009	(56,408)	(61,552)
Floating rate notes due 2009	200,000	—
Notes payable	2,071	2,644
Related party long-term debt	31,609	141,891
Capital leases	8,052	3,855

Total debt	$686,342	$673,084
Less: current installments	(3,790)	(3,249)

Long-term debt, excluding current installments	$682,552	$669,835

The following table presents a summary of the debt activity for the six-month period ended June 30, 2004 (in thousands):

	December 31, 2003	Issuances / Additions	Discount Amortization	Interest Expense	Interest Accretion	Principal Payments	Retirements / Extinguishments	June 30, 2004
14% senior secured notes due 2010	$22,824	$—	$—	$—	$—	$—	$—	$22,824
Less: discount	(3,726)	—	172	—	—	—	—	(3,554)
14% senior secured notes due 2009	262,211	—	—	—	15,200	—	(45,070)	232,341
Add: accretion of interest	—	—	—	17,256	(15,200)	—	(2,056)	—
Less: discount	(85,131)	—	1,217	—	—	—	14,490	(69,424)
12% senior secured notes due 2010	185,000	—	—	—	—	—	(70,000)	115,000
10% senior secured discount convertible notes due 2009	205,068	—	—	—	9,706	—	(10,943)	203,831
Add: accretion of interest	—	—	—	9,773	(9,706)	—	(67)	—
Less: discount	(61,552)	—	2,008	—	—	—	3,136	(56,408)
Floating rate notes due 2009	—	200,000	—	—	—	—	—	200,000
Notes payable	2,644	381	—	—	—	—	(954)	2,071
Related party long-term debt	141,891	50,185	—	—	—	—	(160,467)	31,609
Capital leases	3,855	6,347	—	—	—	(2,150)	—	8,052

Total	$673,084	$256,913	$3,397	$27,029	$—	$(2,150)	$(271,931)	$686,342

Mortgage Refinancing

Holdings refinanced its floating rate mortgage relating to its facility in Washington, D.C. on August 9, 2004 for a new balance of $33.3 million at a fixed rate of 6.01% due in 2014.

April 2004 Financing

On April 20, 2004, the Company completed an offering of $200 million of Senior Secured Floating Rate Notes due May 1, 2009. Interest on the notes is 6.65% per annum through July 31, 2004 and thereafter will be reset quarterly at a rate equal to 550 basis points over LIBOR. The interest on the notes is payable quarterly in cash in arrears on February 1, May 1, August 1 and November 1, commencing on August 1, 2004. No scheduled principal payments are required to be made prior to maturity. The notes, which are the Company’s senior secured obligations, are secured by substantially all of the Company’s assets, including the stock of the Company’s FCC license subsidiary, are guaranteed by Holdings and will rank equally in right of payment with all of the Company’s other existing and future senior indebtedness and senior in right of payment to all of the Company’s existing and future subordinated indebtedness. At any time, the Company may, at its option, redeem the notes, in whole or in part, at declining redemption prices. The proceeds from this offering were used in part to repay outstanding balances under the Company’s revolving credit facility with GM.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 2004 Exercise of GM Warrant

Holdings received $31.8 million in cash proceeds in connection with GM’s exercise of a warrant to purchase 10 million shares of the Holdings’ Class A common stock at an exercise price $3.18 per share.

2nd Quarter 2004 De-leveraging Transactions

During the three-month period ended June 30, 2004, Holdings and the Company redeemed, or entered into agreements with certain holders of its notes to exchange $120.4 million carrying value including accrued interest, or $129.0 million fully accreted face value at maturity, for $97.4 million in cash consideration and 1.4 million shares of Holdings’ Class A common stock. This includes the redemption of $73.3 million carrying value including accrued interest, or $70.0 million fully accreted face value at maturity, of the 12% Senior Secured Notes due 2010 for an aggregate redemption price of $81.7 million, which amount included a redemption premium of $8.4 million. This also includes the exchange of $47.1 million carrying value including accrued interest, or $59.0 million fully accreted face value at maturity, of the 14% Senior Secured Notes due 2009 for $15.7 million in cash consideration and 1.4 million shares of Holding’s Class A common stock. The Company recorded a loss of $35.0 million from these extinguishments in other expense on the condensed consolidated statement of operations for the three-month period ended June 30, 2004. In May 2004, Holdings and the Company repaid $71.4 million of the balance outstanding under its revolving credit facility, plus accrued interest, with General Motors (“GM”). Additionally, in May 2004, Holdings repaid in full the outstanding loan of $35 million, plus accrued interest, with Boeing Satellite Systems.

As a result of these de-leveraging transactions, Holdings and the Company eliminated approximately $229.1 million of carrying value including accrued interest, or approximately $235.4 million of face amount at maturity. Holdings and the Company eliminated $73.3 million carrying value including accrued interest ($70.0 million face amount at maturity) of its 12% Senior Secured Notes due 2010, $47.1 million carrying value including accrued interest ($59.0 million face amount at maturity) of the 14% Senior Secured Notes due 2009, $35.3 million carrying value including accrued interest ($35.0 million face amount at maturity) of Holdings’ loan with Boeing Satellite Systems and $73.4 million of the balance outstanding under the revolving credit facility including accrued interest with GM.

January 2004 Financing

On January 28, 2004, Holdings completed a public offering of 20 million shares of its Class A Common Stock at $26.50 per share, 13 million shares of which were offered for sale by certain selling stockholders. This 7 million share offering resulted in gross proceeds of $185.5 million to Holdings. The proceeds from this offering were used in part to repay the unvested portion of the 10% Senior Secured Convertible Note due December 31, 2009 to Onstar. In connection with the sale of Holdings’ Class A common stock in the January 2004 Class A common stock offering, Holdings and the Company entered into agreements with the selling stockholders to convert $11.0 million carrying value, or $13.3 million fully accreted face value at maturity, of the 10% Senior Secured Discount Convertible Notes into 3.5 million shares of Holdings’ Class A common stock, $52.4 million including accrued dividends in shares of Holdings’ Series C preferred stock into 5.9 million shares of Holdings’ Class A common stock and 3.6 million shares of Holdings’ Series A convertible preferred stock into 3.6 million shares of Holdings’ Class A common stock.

1st Quarter 2004 De-leveraging Transactions

During the three-month period ended March 31, 2004, $56.7 million carrying value including accrued interest, or $59.0 million fully accreted face value at maturity, of Holdings’ and the Company’s notes were converted into 7.2 million shares of Holdings’ Class A common stock. This includes the call for redemption of all Holdings’ remaining outstanding $45.7 million of 7.75% Convertible Subordinated Notes, all of which were converted prior to the redemption date. No loss or gain resulted from these debt extinguishments for the three-month period ended March 31, 2004. Additionally, the Company completed the redemption of the $89.0 million 10% Senior Secured Convertible Note due 2009 held by Onstar Corporation (“Onstar”), a subsidiary of GM. As part of the redemption, Onstar converted $7.8 million in principal amount of the Note, representing the entire principal amount of the Note that had vested conversion rights at the time of the redemption, into 980,670 shares of Holdings’ Class A common stock in accordance with the terms of the Note. The remaining $81.2 million in principal amount plus accrued interest was repaid with cash.

In connection with the January 2004 financing, Holdings entered into agreements with certain holders of its 8.25% Series C convertible redeemable preferred stock and its Series A convertible preferred stock to convert $52.4 million carrying value including accrued and unpaid dividends in shares of Holdings’ Series C preferred stock into 5.9 million shares of Holdings’ Class A common stock and $34.7 million carrying value in shares of Holdings’ Series A preferred stock into 3.6 million shares of Holdings’ Class A common stock. Holdings also entered into agreements with certain holders of its Series A convertible preferred stock to convert $16.7 million

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carrying value in shares of Holdings’ Series A preferred stock into 1.7 million shares of Holdings’ Class A common stock. Additionally, Holdings entered into agreements with certain holders of its Class A common stock warrants to exchange 42,616 warrants into 1.5 million shares of Holdings’ Class A common stock for 1.3 million shares of Holdings’ Class A common stock and received $9.2 million in cash proceeds from the exercise of 33,865 warrants converted into 2.9 million shares of Holdings’ Class A common stock.

As a result of these de-leveraging transactions, Holdings and the Company eliminated approximately $249.5 million of carrying value including accrued interest of debt and preferred securities or approximately $251.8 million of face amount at maturity. Holdings and the Company eliminated $89.0 million in principal amount ($89.0 million face amount at maturity) of the 10% Senior Secured Convertible Note due 2009 held by Onstar, $45.7 million carrying value including accrued interest ($45.7 million face amount at maturity) of Holdings’ 7.75% Convertible Subordinated Notes due 2006, $11.0 million carrying value including accrued interest ($13.3 million face amount at maturity) of the Company’s 10% Senior Secured Discount Convertible Notes due 2009, $52.4 million carrying value of Holdings’ Series C preferred stock and $51.4 million carrying value of Holdings’ Series A preferred stock.

(5) Provision for Deferred Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the tax benefits and consequences in future years of differences between the tax bases of assets and liabilities and the financial reporting amounts at each year-end and operating loss and tax credit carry forwards, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the sum of taxes payable for the period and the change during the period in deferred tax assets and liabilities.

For the three and six months ended June 30, 2004, the Company recorded a net increase to its valuation allowance for deferred tax assets of $0.6 million and $26.2 million, respectively. The increase was required because the Company determined that it was not appropriate under generally accepted accounting principles to offset deferred tax assets against deferred tax liabilities related to indefinite lived assets that cannot be scheduled to reverse in the same period. The Company will continue to incur tax expense as the indefinite lived assets are amortized for tax purposes over the next 13 years. The amount of deferred tax expense related to these items is expected to be approximately $2.3 million per year. The Company does not expect to settle this liability in the foreseeable future.

(6) Commitments and Contingencies

(a) DARS License and Regulatory Matters

The Company’s DARS license is valid for eight years upon successful launch and orbital insertion of the satellites and can be extended by the Company. The DARS license requires that the Company comply with a construction and launch schedule specified by the FCC for each of the two authorized satellites, which has occurred. The FCC has the authority to revoke the authorizations and in connection with such revocation could exercise its authority to rescind the Company’s license. The Company believes that the exercise of such authority to rescind the license is unlikely. If necessary, the Company could seek FCC authority to launch additional satellites for use in its system, which management believes would likely be approved. In February 2004, the Company applied to the FCC for authority to launch and operate XM-3 and XM-4 and to relocate XM Roll to the 110 West Longitude orbital location. These applications are pending. Additionally, the FCC has not yet issued final rules permitting the Company to deploy its terrestrial repeaters to fill gaps in satellite coverage. The Company is operating its repeaters on a non-interference basis pursuant to a grant of special temporary authority from the FCC. This grant originally expired March 18, 2002. However, on March 11, 2002, the Company applied for an extension of this special temporary authority and the Company can continue to operate its terrestrial repeaters pursuant to the special temporary authority pending a final determination on this extension request. This authority is currently being challenged by operators of terrestrial wireless systems who have asserted that the Company’s repeaters may cause interference. The Company believes it is not likely that an FCC order would materially impact the terrestrial repeater system design currently in operation.

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

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b) Satellite System

As of June 30, 2004, Holdings and the Company had paid approximately $610.5 million, including financing charges and interest under the satellite contract related to XM Rock, or XM-2, XM Roll, or XM-1, XM-3 and XM-4. The Company originally entered into its satellite contract in March 1998 with Boeing Satellite Systems International, Inc., or BSS, and has subsequently amended the contract, including in July 2003 and December 2003.

Satellite Contract—XM Rock and XM Roll. Under the satellite contract, BSS has delivered two satellites in-orbit, XM Rock and XM Roll, supplied ground equipment and software used in the XM Radio system and provided certain launch and operations support services.

Satellite Contract and Other Costs—XM-3. Construction of the Company’s ground spare satellite, XM-3, is currently being completed, including certain modifications to correct the solar array degradation issues experienced by XM Rock and XM Roll, as well as other changes agreed with BSS discussed below. The payload of XM-3 is owned by the Company, and the bus of XM-3 is owned by Holdings. As of June 30, 2004, with respect to XM-3, the Company has deferred $15 million at an interest rate of 8% through December 5, 2006 and borrowed $35 million from Boeing Capital in a separate transaction to be repaid prior to launch of XM-3. In May 2004, the Company repaid in full the outstanding balance of $35 million, plus accrued interest.

In addition to the modifications to address the solar array degradation issues, BSS is making certain alterations to optimize XM-3 for the specific orbital slot into which it will be launched during a three-month launch period commencing October 15, 2004. Excluding the above $15 million deferral and $35 million loan, the aggregate remaining cost of the launch, optimization for the specific orbital slot, appropriate software and certain pre and post-launch services is approximately $100 million and was paid during the first quarter 2004. Further, BSS has the right to earn performance incentive payments of up to $25.9 million, excluding interest, based on the in-orbit performance of XM-3 over its design life of fifteen years.

Satellite Insurance—XM-3. In addition to the XM-3 related costs noted above, the Company plans to acquire and pay for launch and in-orbit insurance in connection with the launch of XM-3. The cost of launch and in-orbit insurance for this launch is subject to market prices and conditions at the time during 2004 when such insurance is obtained.

Satellite Contract and Other Costs—XM-4. Holdings has committed in its satellite contract, as amended in July 2003, and by a separate August 2003 contract with Sea Launch Company, LLC, or Sea Launch, to acquire from BSS a fourth satellite, XM-4, which should be available for shipment to the launch services provider no later than October 31, 2005, and from Sea Launch the associated launch services for the satellite. Holdings will own XM-4. The fixed prices for XM-4 and the associated launch services total $186.5 million, excluding in-orbit performance incentives and financing charges on certain amounts deferred prior to launch. Following the Company’s payment of $3 million in total for XM-4 and the associated launch services during the third quarter 2003, remaining satellite construction payments aggregating approximately $104 million are deferred until as late as the first quarter 2006. Interest accrues monthly at a rate of 10.75% per annum through December 2004 and payable thereafter on a current basis, pursuant to the December 2003 amendment, which extends the deferral from the first quarter 2005 and reduces the applicable interest rate from 12.75% to 10.75%. Of this deferred amount, $60.8 million is in the Other Non-Current Liabilities line on the Holdings’ condensed consolidated balance sheet as of June 30, 2004. Most of the remaining portion of the fixed costs for XM-4 and the associated launch services are payable during construction with the last payment due one month following launch.

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

Satellite Contract—Warrant to BSS. Pursuant to Holdings’ satellite contract, Holdings issued a warrant to BSS in July 2003 to purchase 500,000 shares of its Class A common stock at $13.524 per share. The fair value of these warrants was determined to be $5.8 million using the Black-Scholes based valuation methodology and is included in the System Under Construction balance as of June 30, 2004.

Satellite Insurance Settlements — The Company has launch and in-orbit insurance policies with a large group of insurers (both U.S. and foreign) providing coverage for losses relating to each of its satellites (XM Rock and XM Roll) where such losses arise from an occurrence within the first 5 years after launch (both satellites were launched during the 1st half of 2001).

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under these policies, the aggregate sum insured in the event of constructive total loss of both satellites is $400 million ($200 million per satellite), and lesser amounts would be payable in the event of a partial loss. In the event of constructive total loss, the amount of recovery would be reduced by any salvage value, which could include a percentage of the revenues from the Company’s continuing use of the satellites.

In September 2001, the Company notified its insurers of a progressive solar array power degradation problem with both satellites (this solar array output power degradation issue is common to the first six Boeing 702 class satellites in orbit—XM Rock and XM Roll were the fifth and sixth Boeing 702s launched). In February 2003, the Company filed Proofs of Loss with its insurers claiming that the pattern of degradation on both satellites met the standard for constructive total loss under the terms of the insurance policies even though the Company would be able to operate the satellites and provide quality service to its subscribers for some continuing period of time.

In July 2004, the Company reached agreement with insurers covering 80% of the aggregate sum insured at a settlement rate equal to 44.5% of the proportionate amount covered by each of these insurers (total recovery of approximately $142 million from these insurers). This settlement resolves any issues about the amount of loss sustained, includes a waiver by the settling insurance companies of any reductions based on salvage value, terminates any further risk to the settling insurers under the policies and ends any other rights the settling insurers might have with regard to XM Rock and XM Roll or revenues generated by the Company’s continuing use of those satellites. The Company has already collected a significant portion of the settlement amounts and expects to collect most of the remainder by the end of August. The receipt of the insurance proceeds will be recorded as a reduction to the carrying values of XM Rock and XM Roll.

The Company will seek to collect the remaining 20% of the sum insured utilizing the third-party dispute resolution procedures under the policy.

Replacement Satellite Deployment Plan — The Company plans to launch its ground spare satellite (XM-3) into one orbital slot in late 2004/early 2005, depending on the timing of launch vehicle availability, and to operate XM Rock and XM Roll collocated in the other orbital slot. In 2007, the Company plans to launch its new satellite (XM-4) to replace the collocated XM Rock and XM Roll. The Company has advanced visibility of 702 performance levels and the consistency of degradation trends on XM Rock and XM Roll since there is a 702 satellite in-orbit longer than either of the Company’s two satellites by approximately 15 and 17 months, respectively. With this deployment plan and advanced visibility, the Company believes it will be able to launch XM-3 and XM-4 prior to the time the solar array output degradation power issue might cause the Company’s broadcast signal strength to fall below minimum acceptable levels.

(c) GM Distribution Agreement

The Company has a long-term distribution agreement with OnStar, a subsidiary of General Motors. During the term of the agreement, which expires 12 years from the commencement date of the Company’s commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The Company will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-GM vehicles that are sold for use in the United States. The agreement was amended in June 2002 and January 2003 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of the Company’s commencement of commercial operations, and to provide that the Company may make certain payments to GM in the form of indebtedness or shares of the Company’s Class A common stock. The Company’s total cash payment obligations were not increased. The Company has significant annual, fixed payment obligations to GM. As a result of the June 2002 amendment, the Company commenced recognizing these fixed payment obligations for the period ending through November 2005, which approximate $63.6 million, on a straight-line basis. However, due to the January 2003 amendment to the Distribution Agreement and GM’s roll out plans which demonstrated a likelihood of GM exceeding minimum installation targets, in 2003 the Company began prospectively recognizing these fixed payments due under the Distribution Agreement, which approximate $397.3 million, on a straight-line basis through September 2013, the remaining term of the agreement. The Company issued a 10% Senior Secured Convertible Note due 2009 with an aggregate principal amount of $89.0 million, to OnStar in lieu of making these fixed payments to OnStar for amounts otherwise due in 2003 through 2006. The fixed payments due to be paid in years 2007, 2008 and 2009 are $80.7 million, $106.7 million and $132.9 million, respectively. As described in Note 4, in February 2004, the Company completed the redemption of the note. The Company has recorded $22.3 million of current prepaid expense to related party and $33.4 million of non-current prepaid expense to related party in connection with the guaranteed fixed payments in the condensed consolidated balance sheet at June 30, 2004.

In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subscribers to the Company’s service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than 8 million GM vehicles with installed XM radios (at which point the percentage remains constant). During the second quarter of 2004, a clarification was agreed to by XM and Onstar relating to the implementation of certain aspects of revenue sharing contained within the distribution agreement. Accordingly, the revenue share expense is recognized as the related subscription revenue is earned. The Company will also make available to GM bandwidth on its system. As part of the agreement, OnStar provides certain call-center related services directly to XM subscribers who are also OnStar customers and the Company must reimburse OnStar for these XM-related call center services. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a unified standard or capable of receiving Sirius Satellite Radio’s service. The agreement is subject to renegotiation if as of November 2005, and at two-year intervals thereafter, GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service, starting with 1,240,000 units by November 2005, and thereafter increasing by the lesser of 600,000 units per year and amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. General Motors’ exclusivity obligations will discontinue if, by November 2005 and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market. As of June 30, 2004 and 2003, the Company paid $121.8 million and $23.6 million, respectively, and incurred total costs of $222.2 million and $73.0 million, respectively, under the distribution agreement.

(d) Holdings

During the three-month and six-month periods ended June 30, 2004, Holdings provided funding to the Company of $16.7 million and $204.6 million, respectively. In August 2001, the Company’s facility lease for its corporate headquarters was amended and Holdings became the Company’s new landlord. For the three-month periods ended June 30, 2004 and 2003, the Company incurred costs relating to the rental of office space from Holdings of $1.1 million. For the six-month periods ended June 30, 2004 and 2003, the Company incurred costs relating to the rental of office space from Holdings of $2.3 million.

(7) Supplemental Cash Flows Disclosures

The Company paid $6.5 million and $39.1 million for interest (net of $7.0 million and $0 million capitalized, respectively) during the six-month periods ended June 30, 2004 and 2003, respectively. Additionally, the Company’s financial results include the following non-cash financing and investing activities (in thousands):

	Six-month periods ending June 30,
	2004	2003
Accrued system milestone payments	$—	$4,918
Issuance of note for prepaid expenses	—	89,042
Issuance of notes for accrued expenses	50,566	25,223
Discount on debt securities	10,315	131,371
Use of deposit/escrow for capital lease agreement	—	1,174
Property acquired through capital leases	6,347	—
Proceeds of note issuance held at Holdings	—	101,593
Deferred financing fees paid by Holdings	—	32,144
Conversion of debt to equity in Holdings	50,833	46,715

In 2003, Holdings issued warrants and made cash payments on the Company’s behalf for deferred financing fees and as part of the Company’s debt issuance. These items are treated as capital contributions and aggregated $32.2 million for deferred financing fees and $68.9 million value allocated to the warrants issued in connection with the Company’s new debt agreements for the six-month period ended June 30, 2003.

(8) Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. On December 24, 2003, the FASB issued final modified FASB Interpretation No. 46 (“FIN 46R”), primarily to clarify the required accounting for interests in VIEs. Application of FIN 46R is required in financial statements of public entities that have interests in entities that are commonly referred to as special-purpose

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

entities, or SPEs, for periods ending after December 15, 2003. Application by public entities for all other types of VIEs (i.e., non-SPEs) is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R by the Company for the three- and six-month periods ended June 30, 2004, did not have an impact on its financial position or its financials results.

(9) Condensed Consolidating Financial Information

The Company has certain series of debt securities outstanding that are guaranteed by Holdings and by the Company’s subsidiary, XM Equipment Leasing LLC, which owns certain terrestrial repeaters. Accordingly, the Company provides the following condensed consolidating financial information.

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2004

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue:
Subscription revenue	$48,643	$—	$—	$—	$48,643	$—	$—	$—	$48,643
Activation revenue	1,058	—	—	—	1,058	—	—	—	1,058
Equipment revenue	1,054	—	—	—	1,054	—	—	—	1,054
Net ad sales revenue	1,407	—	—	—	1,407	—	—	—	1,407
Other revenue	820	—	—	—	820	—	—	—	820
Intercompany revenue	—	2,629	7,874	(10,503)	—	—	2,256	(2,256)	—

Total revenue	52,982	2,629	7,874	(10,503)	52,982	—	2,256	(2,256)	52,982
Operating expenses:
Cost of revenue:
Revenue share & royalties	10,479	—	—	—	10,479	—	—	—	10,479
Cost of equipment	1,771	—	—	—	1,771	—	—	—	1,771
Ad sales	1,357	—	—	—	1,357	—	—	—	1,357
Customer care & billing operations	8,975	—	—	—	8,975	—	—	—	8,975
Satellite & terrestrial	9,702	10	—	110	9,822	—	—	—	9,822
Broadcast & operations	6,518	—	—	—	6,518	—	498	(1,531)	5,485
Programming & content	7,116	—	—	—	7,116	—	—	—	7,116

Cost of revenue	45,918	10	—	110	46,038	—	498	(1,531)	45,005
Research & development	6,731	—	—	—	6,731	—	—	—	6,731
General & administrative	6,526	—	—	—	6,526	272	—	(271)	6,527
Marketing	68,080	—	—	—	68,080	—	—	—	68,080
Depreciation & amortization	35,771	3,439	—	—	39,210	—	347	—	39,557

Total operating expenses	163,026	3,449	—	110	166,585	272	845	(1,802)	165,900

Operating income (loss)	(110,044)	(820)	7,874	(10,613)	(113,603)	(272)	1,411	(454)	(112,918)
Other income (expense):
Interest income	285	126	14,608	(14,734)	285	779	22	—	1,086
Interest expense	(48,348)		(252)	29,629	(18,971)	(345)	91	—	(19,225)
Other income (expense)	(9,717)	48	—	(25,287)	(34,956)	(166,256)	—	166,754	(34,458)

Net income (loss) before income taxes	(167,824)	(646)	22,230	(21,005)	(167,245)	(166,094)	1,524	166,300	(165,515)

Provision for deferred income taxes	—	—	(579)	—	(579)	—	—	—	(579)

Net income (loss)	$(167,824)	$(646)	$21,651	$(21,005)	$(167,824)	$(166,094)	$1,524	$166,300	$(166,094)

(Certain totals may not add due to the effect of rounding)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2003

	XM Satellite Radio Inc.	XM Equipment Leasing LLC		XMSR Non- Guarantor Subsidiaries		Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries		Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue:
Subscription revenue	$16,117	$		$		$—	$16,117	$—	$		$—	$16,117
Activation revenue	394		—		—	—	394	—		—	—	394
Equipment revenue	1,017		—		—	—	1,017	—		—	—	1,017
Net ad sales revenue	599		—		—	—	599	—		—	—	599
Other revenue	194		—		—	—	194	—		1,835	(1,835)	194
Intercompany revenue	—		3,479		2,462	(5,941)	—	—		—	—	—

Total revenue	18,321		3,479		2,462	(5,941)	18,321	—		1,835	(1,835)	18,321
Operating expenses:
Cost of revenue:
Revenue share & royalties	5,490		—		—	—	5,490	—		—	—	5,490
Cost of equipment	1,904		—		(49)	—	1,855	—		—	—	1,855
Ad sales	561		—		—	—	561	—		—	—	561
Customer care & billing operations	5,588		—		—	—	5,588	—		—	—	5,588
Satellite & terrestrial	15,932		10		—	(5,941)	10,001	—		—	—	10,001
Broadcast & operations	5,891		—		—	—	5,891	926		—	(1,708)	5,109
Programming & content	5,261		—		—	—	5,261	—		—	—	5,261

Cost of revenue	40,627		10		(49)	(5,941)	34,647	926		—	(1,708)	33,865
Research & development	2,919		—		—	—	2,919	—		—	—	2,919
General & administrative	6,132		—		1	143	6,276	(442)		(233)	(47)	5,554
Marketing	53,025		—		—	—	53,025	—		—	—	53,025
Depreciation & amortization	35,873		3,568		—	—	39,441	—		347	—	39,788

Total operating expenses	138,576		3,578		(48)	(5,798)	136,308	484		114	(1,755)	135,151

Operating income (loss)	(120,255)		(99)		2,510	(143)	(117,987)	(484)		1,721	(80)	(116,830)
Other income (expense):
Interest income	88		214		14,648	(14,862)	88	464		21	—	573
Interest expense	(39,293)		—		(214)	14,862	(24,645)	(1,662)		(582)	—	(26,889)
Other income (expense)	(2,275)		—		—	16,916	(19,191)	(160,174)		—	160,655	(18,710)

Net income (loss) before income taxes	(161,735)		115		16,944	(17,059)	(161,735)	(161,856)		1,160	160,575	(161,856)
Provision for deferred income taxes	—		—		—	—	—	—		—	—	—

Net income (loss)	$(161,735)		$115		$16,944	$(17,059)	$(161,735)	$(161,856)		$1,160	$160,575	$(161,856)

(Certain totals may not add due to the effect of rounding)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2004

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue:
Subscription revenue	$88,404	$—	$—	$—	$88,404	$—	$—	$—	$88,404
Activation revenue	1,925	—	—	—	1,925	—	—	—	1,925
Equipment revenue	1,733	—	—	—	1,733	—	—	—	1,733
Net ad sales revenue	2,397	—	—	—	2,397	—	—	—	2,397
Other revenue	1,488	—	—	—	1,488	—	—	—	1,488
Intercompany revenue	—	5,254	14,041	(19,296)	—	—	4,090	(4,090)	—

Total revenue	95,947	5,254	14,041	(19,296)	95,947	—	4,090	(4,090)	$95,947

Operating expenses:
Cost of revenue:
Revenue share & royalties	25,957	—	—	—	25,957	—	—	—	$25,957
Cost of equipment	3,366	—	—	—	3,366	—	—	—	3,366
Ad sales	2,644	—	—	—	2,644	—	—	—	2,644
Customer care & billing operations	16,060	—	—	—	16,060	—	—	—	16,060
Satellite & terrestrial	18,994	18	—	221	19,233	—	—	—	19,233
Broadcast & operations	12,738	—	—	—	12,738	—	1,098	(2,702)	11,133
Programming & content	14,340	—	—	—	14,340	—	—	—	14,340

Cost of revenue	94,099	18	—	221	94,338	—	1,098	(2,702)	92,733
Research & development	12,901	—	—	—	12,901	—	—	—	12,901
General & administrative	12,276	—	—	—	12,276	272	34	(191)	12,392
Marketing	129,650	—	—	—	129,650	—	—	—	129,650
Depreciation & amortization	71,387	6,957	—	—	78,344	—	695	—	79,039

Total operating expenses	320,313	6,975	—	221	327,509	272	1,827	(2,893)	326,715

Operating income (loss)	(224,366)	(1,721)	14,041	(19,517)	(231,562)	(272)	2,263	(1,197)	(230,768)
Other income (expense):
Interest income	467	252	29,377	(29,629)	467	1,654	44	—	2,165
Interest expense	(76,261)	—	(252)	29,629	(46,884)	(406)	(56)	—	(47,346)
Other income (expense)	(39,095)	48	—	3,923	(35,124)	(337,149)	—	338,201	(34,072)

Net income (loss) before income taxes	(339,255)	(1,421)	43,166	(15,594)	(313,103)	(336,173)	2,251	337,004	(310,021)

Provision for deferred income taxes	—	—	(26,152)	—	(26,152)	—	—	—	(26,152)

Net income (loss)	$(339,255)	$(1,421)	$17,014	$(15,594)	$(339,255)	$(336,173)	$2,251	$337,004	$(336,173)

(Certain totals may not add due to the effect of rounding)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2003

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue:
Subscription revenue	$27,707	$—	$—	$—	$27,707	$—	$—	$—	$27,707
Activation revenue	689	—	—	—	689	—	—	—	689
Equipment revenue	1,187	—	422	—	1,609	—	—	—	1,609
Net ad sales revenue	1,047	—	—	—	1,047	—	—	—	1,047
Other revenue	321	—	—	—	321	—	3,669	(3,669)	321
Intercompany revenue	—	6,088	4,333	(10,421)	—	—	—	—	—

Total revenue	30,951	6,088	4,755	(10,421)	31,373	—	3,669	(3,669)	31,373

Operating expenses:

Cost of revenue:
Revenue share & royalties	9,479	—	—	—	9,479	—	—	—	9,479
Cost of equipment	2,279	—	689	—	2,968	—	—	—	2,968
Ad sales	998	—	—	—	998	—	—	—	998
Customer care & billing operations	10,635	—	—	—	10,635	—	—	—	10,635
Satellite & terrestrial	32,973	20	—	(10,421)	22,572	—	—	—	22,572
Broadcast & operations	12,395	—	—	—	12,395	926	—	(2,880)	10,441
Programming & content	10,048	—	—	—	10,048	—	—	—	10,048

Cost of revenue	78,807	20	689	(10,421)	69,095	926	—	(2,880)	67,141
Research & development	5,386	—	—	—	5,386	—	—	—	5,386
General & administrative	14,830	—	1	251	15,082	(416)	—	(94)	14,572
Marketing	88,326	—	—	—	88,326	—	—	—	88,326
Depreciation & amortization	71,768	7,086	—	—	78,854	—	694	—	79,548

Total operating expenses	259,117	7,106	690	(10,170)	256,743	510	694	(2,974)	254,973

Operating income (loss)	(228,166)	(1,018)	4,065	(251)	(225,370)	(510)	2,975	(695)	(223,600)
Other income (expense):
Interest income	130	295	29,135	(29,430)	130	915	80	—	1,125
Interest expense	(75,120)	—	(295)	29,430	(45,985)	(3,524)	(1,179)	—	(50,688)
Other income (expense)	10,424	(14)	(13)	(31,904)	(21,507)	(285,019)	(165)	291,716	(14,975)

Net income (loss) before income taxes	(292,732)	(737)	32,892	(32,155)	(292,732)	(288,138)	1,711	291,021	(288,138)

Provision for deferred income taxes	—	—	—	—	—	—	—	—	—

Net income (loss)	$(292,732)	$(737)	$32,892	$(32,155)	$(292,732)	$(288,138)	$1,711	$291,021	$(288,138)

(Certain totals may not add due to the effect of rounding)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2004

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$71,952	$12	$—	$—	$71,964	$300,411	$4,170	$—	$376,545
Accounts receivable, net	11,511	—	80	—	11,591	—	—	—	11,591
Due from subsidiaries / affiliates	6,131	30,966	510,170	(547,267)	—	531	—	(531)	—
Due from related parties	4,719	—	—	—	4,719	—	—	—	4,719
Related party prepaid expenses	32,070	—	—	—	32,070	—	—	—	32,070
Prepaid and other current assets	18,735	186	—	—	18,921	606	247	—	19,774

Total current assets	145,118	31,164	510,250	(547,267)	139,265	301,548	4,417	(531)	444,699
Restricted investments, net of current portion	373	—	—	—	373	—	3,697	—	4,070
System under construction	126,657		—	—	126,657	123,375	—		250,032
Property and equipment, net	560,561	63,475	—	—	624,036	—	30,907	(5,099)	649,844
Investment in subsidiary / affiliates	691,609	—	—	(691,609)	—	191,672	—	(191,672)	—
DARS license & intangibles, net	7,800	—	141,237	—	149,037	—	—	—	149,037
Related party prepaid expenses, net of current portion	35,019	—	—	—	35,019	—	—	—	35,019
Deferred financing costs, prepaid and other assets, net of accumulated amortization and current portion	42,958	—	—	—	42,958	—	3,252	(1,345)	44,865

Total assets	$1,610,095	$94,639	$651,487	$(1,238,876)	$1,117,345	$616,595	$42,273	$(198,647)	$1,577,566

Current liabilities:
Accounts payable	$37,683	$—	$—	$—	$37,683	$230	$167	$22	$38,102
Accrued expenses	57,468	124	—	—	57,592	—	241	(463)	57,370
Accrued network optimization expense	3,007	—	—	—	3,007	—	—	—	3,007
Current portion of other long-term debt	3,790	—	—	—	3,790	—	437	—	4,227
Due to subsidiaries / affiliates	520,866	1,235	23,552	(543,814)	1,839	—	2,126	(3,965)	—
Due to related parties	11,987	—	—	—	11,987	—	—	—	11,987
Accrued interest	5,281	—	—	—	5,281	2,789	200	—	8,270
Deferred revenue	66,944	—	—	—	66,944	—	—	—	66,944

Total current liabilities	707,026	1,359	23,552	(543,814)	188,123	3,019	3,171	(4,406)	189,907
Related party long-term debt, net of current portion	31,609	—	—	—	31,609	—	—	—	31,609
Long-term debt, net of current portion	650,943	—	—	—	650,943	—	27,375	—	678,318
Due to related parties, net of current portion	31,417	—	—	—	31,417	—	—	—	31,417
Deferred revenue, net of current portion	26,549	—	—	—	26,549	—	—	—	26,549
Other non-current liabilities	12,070	—	26,152	—	38,223	86,952	—	(32,033)	93,142

Total liabilities	1,459,614	1,359	49,705	(543,814)	966,864	89,971	30,546	(36,439)	1,050,942

Stockholders’ (deficit) equity:	—	—	—	—	—	—	—	—	—
Capital stock	—	—	—	—	—	2,104	—	—	2,104
Paid in capital	1,954,522	97,019	433,036	(530,055)	1,954,522	2,331,214	2,424	(1,956,946)	2,331,214
Retained earnings	(1,804,041)	(3,739)	168,746	(165,007)	(1,804,041)	(1,806,694)	9,303	1,794,738	(1,806,694)

Total stockholder’s equity	150,481	93,280	601,782	(695,062)	150,481	526,624	11,727	(162,208)	526,624

Total liabilities & stockholder’s (deficit) equity	$1,610,095	$94,639	$651,487	$(1,238,876)	$1,117,345	$616,595	$42,273	$(198,647)	$1,577,566

(Certain totals may not add due to the effect of rounding)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2003

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$90,234	$—	$—	$(15)	$90,219	$326,349	$1,739	$—	$418,307
Restricted investments	116	—	—	—	116	—	—	—	116
Accounts receivable, net	13,080	—	80	—	13,160	—	—	—	13,160
Due from subsidiaries/affiliates	102,150	25,239	465,701	(497,397)	95,693	428	4,230	(100,351)	—
Due from related parties	5,176	—	—	—	5,176	—	—	—	5,176
Related party prepaid expenses	22,261	—	—	—	22,261	—	—	—	22,261
Prepaid and other current assets	17,559	—	658	—	18,217	1,190	135	—	19,542

Total current assets	250,576	25,239	466,439	(497,412)	244,842	327,967	6,104	(100,351)	478,562
Restricted investments, net of current portion	375	—	—	—	375	—	3,660	—	4,035
System under construction	22,058	—	—	—	22,058	70,519	—	—	92,577
Property and equipment, net	612,428	70,569	—	—	682,997	—	31,603	(5,099)	709,501
Investment in subsidiary/affiliates	679,447	—	—	(679,447)	—	238,820	—	(238,820)	—
DARS license & intangibles, net	8,429	—	141,200	—	149,629	—	—	—	149,629
Related party prepaid expenses	44,521	—	—	—	44,521	—	—	—	44,521
Deferred financing costs, prepaid and other assets, net of accumulated amortization and current portion	45,274	—	—	—	45,274	957	1,756	(30)	47,957

Total assets	$1,663,108	$95,808	$607,639	$(1,176,859)	$1,189,696	$638,263	$43,123	$(344,300)	$1,526,782

Current liabilities:
Accounts payable	$513,350	$940	$22,871	$(497,377)	$39,784	$200	$449	$(4,660)	$35,773
Accrued expenses	57,358	169	—	(15)	57,512	16	207	(441)	57,293
Accrued network optimization expenses	4,136	—	—	—	4,136	—	—	—	4,136
Current portion of long-term debt	3,249	—	—	—	3,249	35,000	437	—	38,686
Due to related parties	2,103	—	—	—	2,103	—	—	—	2,103
Accrued interest	3,070	—	—	—	3,070	2,157	200	—	5,427
Deferred revenue	39,722	—	—	—	39,722	—	—	—	39,722

Total current liabilities	622,988	1,109	22,871	(497,392)	149,576	37,373	1,293	(5,101)	183,140
Long term related party debt	141,891	—	—	—	141,891	—	—	—	141,891
Long term debt, net of current portion	527,944	—	—	—	527,944	45,703	27,716	—	601,363
Due to related parties, net of current portion	23,921	—	—	—	23,921	—	—	—	23,921
Deferred revenue, net of current portion	14,162	—	—	—	14,162	—	—	—	14,162
Other non-current liabilities	13,120	—	—	—	13,120	22,300	(1,315)	(4,688)	29,417

Total liabilities	1,344,026	1,109	22,871	(497,392)	870,614	105,376	27,694	(9,789)	993,894

Stockholder’s equity:
Capital stock	—	—	—	—	—	1,721	—	—	1,721
Paid in capital	1,783,869	97,018	433,036	(530,054)	1,783,869	2,001,687	8,354	(1,792,223)	2,001,688
Retained earnings	(1,464,787)	(2,319)	151,732	(149,413)	(1,464,787)	(1,470,521)	7,075	1,457,712	(1,470,521)

Total stockholder’s equity	319,082	94,699	584,768	(679,467)	319,082	532,887	15,429	(334,511)	532,888

Total liabilities and stockholder’s equity	$1,663,108	$95,808	$607,639	$(1,176,859)	$1,189,696	$638,263	$43,123	$(344,300)	$1,526,782

(certain totals may not add due to the effects of rounding)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2004

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash provided by (used in) operating activities	$(63,549)	$12	$—	$15	$(63,522)	$2,530	$2,772	$—	$(58,220)

Cash flows from investing activities:
Purchase of property and equipment	(11,834)	—	—	—	(11,834)	203	—	—	(11,631)
Additions to system under construction	(104,093)	—	—	—	(104,093)	(14,350)	—	—	(118,443)
Net purchase/maturity of restricted investments	118	—	—	—	118	(37)	—	—	81

Net cash used in investing activities	(115,809)	—	—	—	(115,809)	(14,184)	—	—	(129,993)

Cash flows from financing activities:
Proceeds from sale of common stock and capital contribution	—	—	—	—	—	225,357	—	—	225,357
Capital contribution from Holdings	204,577	—	—	—	204,577	(204,577)	—	—	—
Proceeds from issuance of 12% series A convertible notes	200,000	—	—	—	200,000	—	—	—	200,000
Repayment on 12% secured notes	(70,000)	—	—	—	(70,000)	—	—	—	(70,000)
Repayment on 14% senior secured notes	(13,028)	—	—	—	(13,028)	—	—	—	(13,028)
Repayment of related party long-term debt	(81,194)	—	—	—	(81,194)	—	—	—	(81,194)
Repayment of loan	—	—	—	—	—	(35,000)	—	—	(35,000)
Repayment on related party credit facility	(71,425)	—	—	—	(71,425)	—	—	—	(71,425)
Payment on borrowings	(3,104)	—	—	—	(3,104)	—	(341)	—	(3,445)
Payments for deferred financing costs	(4,750)	—	—	—	(4,750)	(64)	—	—	(4,814)

Net Cash provided by (used in) financing activities	161,076	—	—	—	161,076	(14,284)	(341)	—	146,451

Net increase (decrease) in cash and cash equivalents	(18,282)	12	—	15	(18,255)	(25,938)	2,431	—	(41,762)
Cash and cash equivalents at beginning of period	90,234	—	—	(15)	90,219	326,349	1,739	—	418,307

Cash and cash equivalents at end of period	$71,952	$12	$—	$—	$71,964	$300,411	$4,170	$—	$376,545

(Certain totals may not add due to the effect of rounding)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2003

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash provided by (used in) operating activities	$(116,417)	$(141)	$(151)	$(32,155)	$(148,864)	$(921)	$334	$—	$(149,451)

Cash flows from investing activities:
Purchase of plant and equipment	(4,787)	—	—	—	(4,787)	—	(13)	—	(4,800)
Additions to system under construction	(1,000)	—	—	—	(1,000)	—	—	—	(1,000)
Net purchase/maturity of short-term investments	—	—	—	—	—	—	—	—	—
Net purchase/maturity of restricted investments	22,750	—	—	—	22,750	—	—	—	22,750
Other investing activities	(2,699)	—	—	—	(2,699)	9,926	—	—	7,227

Net cash provided by (used in) investing activities	$14,264	$—	$—	$—	$14,264	$9,926	$(13)	$—	$24,177

Cash flows from financing activities:
Proceeds from sale of common stock and capital contribution	—	—	—	—	—	83,236	—	—	83,236
Capital contribution from Holdings	(16,698)	—	—	32,155	15,457	(15,457)	—	—	—
Proceeds from issuance of 10% series A convertible notes	102,332	—	—	—	102,332	107,668	—	—	210,000
Proceeds from issuance of 12% series A convertible notes	175,000	—	—	—	175,000	—	—	—	175,000
Repayment of 7.75% convertible notes	—	—	—	—	—	(6,723)	—	—	(6,723)
Payments on borrowings	(1,724)	—	—	—	(1,724)	—	(233)	—	(1,957)
Buyback of series B preferred stock	—	—	—	—	—	(10,162)	—	—	(10,162)
Payments for deferred financing costs	(5,250)	—	—	—	(5,250)	(5,820)	—	—	(11,070)

Net cash provided by (used in) financing activities	$253,660	$—	$—	$32,155	$285,815	$152,742	$(233)	$—	$438,324

Net increase (decrease) in cash and cash equivalents	$151,507	(141)	(151)	—	151,215	161,747	88	—	313,050
Cash and cash equivalents at beginning of period	6,348	159	219	—	6,726	24,369	1,723	—	32,818

Cash and cash equivalents at end of period	$157,855	$18	$68	$—	$157,941	$186,116	$1,811	$—	$345,868

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

Accordingly, the results of operations for Inc. and its subsidiaries are substantially the same as the results for XM and its subsidiaries discussed above except that Inc. incurs:

•	additional rent, less depreciation and amortization expense and less other income, in each case principally related to Inc.’s rental of its corporate headquarters from XM, which are intercompany transactions that have been eliminated in the XM financial statements;

•	less interest expense principally related to the additional indebtedness at XM; and

•	less interest income because of additional cash balances at XM.

Overview

The highlights for our three- and six-month period ended June 30, 2004 include the following:

•	growing the XM business to over 2.1 million subscribers at quarter end, including over 418,000 and 740,000 new subscribers added during the three months and six months ended June 30, 2004, respectively,

•	the continued development of innovative retail products at attractive price points and broad OEM factory-installed penetration across numerous vehicle models,

•	ending June 30, 2004, with a recurring subscription revenue run rate of $213 million, and

•	continuing to achieve a positive gross margin (calculated as revenues less variable costs, which include revenue share & royalties, customer care & billing operations, cost of equipment and ad sales) during the three months and six months ended June 30, 2004 while containing our fixed costs and reducing our costs to acquire each new subscriber.

The key metrics we use to monitor our business growth and our operational results are: ending subscribers, Average Monthly Subscription Revenue Per Subscriber (“ARPU”), Subscriber Acquisition Cost (“SAC”), Cost Per Gross Addition (“CPGA”) and EBITDA, presented as follows:

	Three Months ended June 30,
	2004	2003
Net Subscriber Additions	418,449	209,178

Aftermarket, OEM & Other Subscribers	1,705,191	568,140
Subscribers in OEM Promotional Periods(1)	374,930	116,476
XM Activated Vehicles with Rental Car Companies(2)	20,231	7,637

Total Ending Subscribers(1)(2)(3)	2,100,352	692,253

Average Monthly Subscription Revenue Per Subscriber(4)	$8.63	$9.32
Average Monthly Subscription Revenue Per Aftermarket, OEM & Other Subscriber(4)	$9.26	$9.84
Average Monthly Subscription Revenue Per Subscriber in OEM Promotional Periods(4)	$5.78	$6.74
Average Monthly Subscription Revenue per XM Activated Vehicle with Rental Car Companies(4)	$9.23	$0.89
Subscriber Acquisition Costs (SAC)(5)	$57	$80
Cost Per Gross Addition (CPGA)(6)	$101	$160

EBITDA (in thousands)(7)	$(109,349)	$(97,737)

(1)	OEM promotional periods typically range from three months to one year in duration and a portion is paid for by the vehicle manufacturers. At the time of sale, vehicle owners generally receive a 3-month trial subscription and are included in OEM Promotional Subscribers. XM generally receives payment for two months of the 3-month trial subscription from the vehicle manufacturer. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments.
(2)	Rental car activity commenced in late June 2003.
(3)	Ending subscribers— We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those that are currently in promotional periods paid in part by vehicle manufacturers, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments.
(4)	Average Monthly Subscription Revenue per Subscriber—Please see definition and further discussion under Average Monthly Subscription Revenue Per Subscriber on page 28.
(5)	SAC—Please see definition and further discussion under Subscriber Acquisition Costs on page 31.
(6)	CPGA—Please see definition and further discussion under Cost Per Gross Addition on page 31.
(7)	EBITDA—Please see definition and further discussion under EBITDA on page 32.

Holdings and we raised $2.8 billion of equity and debt net proceeds from inception through June 2004 from investors and strategic partners to fund our operations. In January 2004, Holdings raised $177 million of net funds from the sale of Holdings’ Class A common stock. In April 2004, we raised $195 million of net funds from the issuance of our Senior Secured Floating Rate Notes due 2009. In addition, in April 2004, Holdings received $31.8 million in cash proceeds in connection with GM’s exercise of a warrant to purchase 10 million shares of Holdings’ Class A common stock at an exercise price $3.18 per share. Provided that we meet the revenue, expense and cash flow projections of our business plan, we expect to be fully funded with no need to raise additional financing to continue operations. Our business plan contemplates the use of cash on hand and to be received from insurance settlements to fund the construction and launch of XM-3 and XM-4.

From January 1, 2004 to June 30, 2004, Holdings and we eliminated $478.6 million carrying value of indebtedness including accrued interest, or approximately $487.2 million face value at maturity, through the issuance of $287.3 million of cash and $20.9 million shares of Holdings’ Class A common stock. These transactions also eliminated approximately $704 million in future interest, dividends, accretion and principal payments as well as 27 million shares of incremental dilution.

We will continue to incur operating losses until we substantially increase the number of our subscribers and increase our cash flow sufficient to cover operating costs. We are focused on managing growth and containing costs while increasing subscribers and scaling up our businesses. We also have significant outstanding contracts and commercial commitments that need to be paid in cash or through credit facilities over the next several years, including to fund subsidies and distribution costs, under which our payments increase as our revenues increase under the terms of those agreements, particularly under our arrangement with General Motors, as further described in Note 6 to the condensed consolidated financial statements, programming costs, repayment of long-term debt, lease payments and service payments. Our ability to become profitable also depends upon other factors identified below under the heading “Liquidity and Capital Resources—Future Operating and Capital Resource Requirements.”

Results of Operations

Three-Month and Six-Month Periods ended June 30, 2004 and 2003

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
	(in thousands, except share and per share data)
Revenue:
Subscription	$48,643	$16,117	88,404	$27,707
Activation	1,058	394	1,925	689
Equipment	1,054	1,017	1,733	1,609
Net ad sales	1,407	599	2,397	1,047
Other	820	194	1,488	321

Total revenue	52,982	18,321	95,947	31,373

Operating expenses:
Cost of revenue (excludes depreciation & amortization, shown below):
Revenue share & royalties	10,479	5,490	25,957	9,479
Customer care & billing operations	8,975	5,588	16,060	10,635
Cost of equipment	1,771	1,855	3,366	2,968
Ad sales	1,357	561	2,644	998
Satellite & terrestrial	9,822	10,001	19,233	22,572
Broadcast & operations:
Broadcast	2,437	1,891	5,099	4,457
Operations	4,081	4,000	7,639	7,938

Total broadcast & operations	6,518	5,891	12,738	12,395
Programming & content	7,116	5,261	14,340	10,048

Total cost of revenue	46,038	34,647	94,338	69,095
Research & development (excludes depreciation and amortization, shown below)	6,731	2,919	12,901	5,386
General & administrative (excludes depreciation and amortization, shown below):	6,526	6,276	12,276	15,082
Marketing (excludes depreciation and amortization, shown below):
Retention and support	3,125	7,427	5,923	11,879
Subsidies and distribution	35,303	19,594	70,083	31,316
Advertising and marketing	20,339	16,691	35,019	28,192

Marketing	58,767	43,712	111,025	71,387
Amortization of GM liability	9,313	9,313	18,625	16,939

Total marketing	68,080	53,025	129,650	88,326
Depreciation & amortization	39,210	39,441	78,344	78,854

Total operating expenses	166,585	136,308	327,509	256,743

Operating loss	(113,603)	(117,987)	(231,562)	(225,370)
Interest income	285	88	467	130
Interest expense	(18,971)	(24,645)	(46,884)	(45,985)
Other expense	(34,956)	(19,191)	(35,124)	(21,507)

Net loss before income taxes	(167,245)	(161,735)	(313,103)	(292,732)

Provision for deferred income taxes	(579)	—	(26,152)	—

Net loss	$(167,824)	$(161,735)	$(339,255)	$(292,732)

EBITDA	$(109,349)	$(97,737)	(188,342)	$(168,023)
XM Subscriptions (end of period)(2)	2,100,352	692,253	2,100,352	692,253

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

	Three Months ended June 30,
	2004	2003
Reconciliation of Net Loss to EBITDA
Net loss as reported	$(167,824)	$(161,735)
Add back non-EBITDA items included in net loss:
Interest income	(285)	(88)
Interest expense	18,971	24,645
Depreciation & amortization	39,210	39,441
Provision for deferred income taxes	579	—

EBITDA	$(109,349)	$(97,737)

	Six Months ended June 30,
	2004	2003
Reconciliation of Net Loss to EBITDA
Net loss as reported	$(339,255)	$(292,732)
Add back non-EBITDA items included in net loss:
Interest income	(467)	(130)
Interest expense	46,884	45,985
Depreciation & amortization	78,344	78,854
Provision for deferred income taxes	26,152	—

EBITDA	$(188,342)	$(168,023)

(2)	We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those that are currently in promotional periods paid in part by vehicle manufacturers, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments.

Three months Ended June 30, 2004 Compared With Three Months Ended June 30, 2003

XM Satellite Radio Inc. and Subsidiaries

Revenue

Revenue. Our revenue consists of subscription fees, activation charges, limited direct sales of radios, advertising sales, and revenue earned from royalties and invoice fees. In the three months ended June 30, 2004, we recognized $53.0 million in total revenue, compared to $18.3 million in three months ended June 30, 2003, an increase of $34.7 million. During the three-month period ended June 30, 2004, subscription revenue comprised over 91% of our total revenues.

Subscribers. As of June 30, 2004, we had 2,100,352 subscribers, compared to 692,253 at June 30, 2003, an increase of 1,408,099 subscribers. Our subscribers include 1,705,191 self-paying subscribers, 374,930 subscribers in OEM promotional periods (typically ranging from three months to one-year in duration) paid in part by the vehicle manufacturers and 20,231 XM activated vehicles with rental car companies. Additionally, family plan subscriptions at a multi-unit rate of $6.99 per radio per month are included in our total subscriber count. We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those who are currently in promotional periods paid in part by vehicle manufacturers, as well as XM activated vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers.

OEM Promotional Subscribers. OEM Promotional Subscribers are subscribers who have either a portion or all of their subscription fee paid for by an OEM for a fixed period following the initial purchase or lease of the vehicle. Currently, at the time of sale, vehicle owners generally receive a 3-month prepaid trial subscription. XM generally receives two months of the 3-month trial subscription from the vehicle manufacturer. The automated activation program provides activated XM radios on dealer lots for test drives. GM and Honda generally indicate the inclusion of 3 months free of XM service on the window sticker of XM-enabled vehicles. We measure the success of these programs based on the percentage that elect to receive the XM service and convert to self-paying subscribers after the initial promotion period–we refer to this as the “conversion rate”.

The OEMs started to offer promotional programs in late 2002. At that time, the XM enabled vehicles were delivered to the dealers with inactive radios. Dealers or vehicle purchasers were required to call XM to activate a radio similar to an aftermarket consumer customer; not all XM-enabled vehicles were activated for the promotional subscription period. To streamline the process, in late September 2003 we began implementing an interim auto activation program whereby the XM radios are being activated automatically upon delivery of the car to the dealer. In the first quarter of 2004, we started activating XM radios at the completion of the car manufacturing process, which further reduces manual intervention in the process. Under our OEM promotional programs that ran from late 2002 through mid September 2003 (the primary program was the GM triple-play promotion), subscribers were included in our OEM promotional subscriber count from the time of sign up on the system until such time as they transferred into our Aftermarket, OEM and other subscriber count or were deactivated for non-payment in accordance with our normal collection procedures. Under the auto-activation programs, subscribers are included in our OEM promotional subscriber count from the time of vehicle purchase or lease, through the period of trial service plus an additional 30 days. We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for subscribers to respond to our marketing communications.

The conversion rate for the GM triple-play program that ran through mid September 2003 averaged approximately 70%. The conversion rate for the quarter ended June 30, 2004 was 57% and reflects the implementation of the interim auto activation program, with all XM-enabled vehicles activated for the promotional period. The implementation of the fully automated factory activation program has increased the number of subscribers provided by our OEM distribution channel, and the conversion rate is expected to increase as we develop more refined marketing programs to convert promotional subscribers to self paying subscribers.

XM Activated Vehicles with Rental Car Companies. Our subscribers also include 20,231 activated vehicles with rental car companies. For the initial model year 2003 XM-enabled rental vehicles, XM receives payments based on the use of XM service. Customers are charged $2.99 per day per vehicle for use of the XM service, on which XM receives a revenue share. For subsequent model year 2004 and later vehicles, XM receives $10 per subscription per month.

Subscription Revenue. Subscription revenue was $48.6 million during the three month period ended June 30, 2004 compared to $16.1 million during the three-month period ended June 30, 2003, an increase of $32.5 million. Subscription revenue consists primarily of our monthly subscription fees charged to consumers, commercial establishments and fleets, which are recognized as the service is provided. Revenues received from vehicle manufacturers for promotional service programs are included in subscription revenue. At the time of sale, vehicle owners generally receive a three-month trial subscription and are included in OEM promotional subscribers. Beginning in 2004, a standard promotion of 3 months free was placed on the window sticker of all XM-enabled GM vehicles. We generally receive payment for two months of the three-month trial subscription period from the vehicle manufacturer. For the three-month period ended June 30, 2004, subscription revenue included $5.9 million from related parties for subscription fees paid under certain promotional agreements, compared with $1.4 million in 2003. Subscription revenue also includes revenues from a premium service. Our subscriber arrangements are cancelable without penalty. Promotions and discounts are treated as a reduction to revenue during the period of the promotion. Sales incentives, consisting of rebates to subscribers, offset revenue. Discounts on equipment sold with service are allocated to equipment and service based on relative fair value.

Average Monthly Subscription Revenue Per Subscriber. Average monthly subscription revenue per subscriber (ARPU) was approximately $8.63 during the three-month period ended June 30, 2004 and $9.32 during the three-month period ended June 30, 2003. This decrease of $0.69 is primarily driven by increased OEM promotions, on which we provide the first month of service free, and increased adoption rate of multiyear prepayment plans and multi-radio discount plans such as the family plan. ARPU from our aftermarket, OEM and other subscribers was $9.26 during the three-month period ended June 30, 2004 as compared to $9.84 during the three-month period ended June 30, 2003. This decrease of $0.58 is primarily driven by multi-year prepayment plan and family plan discounts. ARPU from our OEM promotional subscribers was $5.78 during the three-month period ended June 30, 2004 as compared to $6.74 during the three-month period ended June 30, 2003. This decrease of $0.96 is primarily driven by the change to the auto activation program, because we count the subscribers for the period of the promotional program plus an additional thirty days to handle the receipt and processing of payment. No revenue is recognized subsequent to the end of the promotional program unless a commitment to pay for future service is received from the subscriber. ARPU from our rental car fleet subscribers was $9.23 during the three-month period ended June 30, 2004 as compared to $0.89 during the three-month period ended June 30, 2003. The increase reflects a shift in the Avis fleet to model year 2004 vehicles on which we earn a flat fee of $10 per subscription per month. ARPU is derived from the total of earned subscription revenue (net of promotions and rebates) divided by the monthly weighted average number of subscribers for the period reported. ARPU is a measure of operational performance and not a measure of financial performance under generally accepted accounting principles. ARPU will fluctuate based on promotions implemented in 2004, as well as the adoption rate of multiyear prepayment plans, multi-radio discount plans (such as the family plan), and premium and data services.

Activation Revenue. Activation revenue is comprised of one-time activation charges billed to customers. Activation fees are non-refundable, and are recognized on a pro-rata basis over the estimated 40-month life of the subscriber relationship. This estimate may be further refined in the future as additional historical data becomes available. During the three-month period ended June 30, 2004, we recognized $1.1 million in activation revenue compared to $0.4 million for the three-month period ended June 30, 2003, an increase of $0.7 million due to an increase in subscribers. Certain of our promotions waive the activation fee. The growth in activation revenue will be impacted by the amount of discounts given as a result of the competitive environment and the increase in subscribers.

Equipment Revenue. Equipment revenue is comprised of revenues from any direct sales of radios and radio accessories. Through June 30, 2004, the direct sales of radios have generally been for promotional purposes. During the three-month period ended June 30, 2004, we recognized $1.1 million in equipment revenue compared to $1.0 million during the three-month period ended June 30, 2003. For the three-month period ended June 30, 2004, equipment revenue included $7,000 from direct sales of radios to related parties compared with $194,000 in the three-month period ended June 30, 2003. We expect revenue from the sale of equipment to increase proportionately with the increase in direct sales of equipment by XM.

Net Ad Sales Revenue. Advertising revenue consists of sales of advertisements and program sponsorships on the XM network to advertisers that are recognized in the period in which they are broadcast. Advertising revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Advertising revenue is presented net of agency commissions in the results of operations, which is consistent with industry practice. In the three-month period ended June 30, 2004, we recognized $1.4 million in net advertising revenue compared to $0.6 million during the three-month period ended June 30, 2003. These amounts are net of agency commissions, which were $0.2 million during the three-month period ended June 30, 2004, compared to $0.1 million during the three-month period ended June 30, 2003. The increase in net advertising revenue is due primarily to increased demand for advertising on the XM network that results from our subscriber growth, listenership and audience reach. During the three-month period ended June 30, 2004, we recognized $0.2 million in advertising barter revenue compared to $11,000 during the three-month period ended June 30, 2003. For the three-month period ended June 30, 2004, advertising revenue included $0.2 million from sales of advertisements to related parties compared with $0 in the three-month period ended June 30, 2003.

Other Revenue. Other revenue earned during the three-month period ended June 30, 2004 consists of processing fees charged to invoiced subscribers, royalty revenue from certain tuners manufactured, and other revenue. We recognized $0.8 million of other revenue during the three-month period ended June 30, 2004 compared with $0.2 million during the three-month period ended June 30, 2003. The increase reflects barter revenue of $0.4 million relating to a non-monetary transaction entered into in February 2004 with a related party involving the exchange of radio subscriptions for the provision of certain marketing services and increased processing fees resulting from our growth in subscribers.

Operating Expenses

Total Operating Expenses. Total operating expenses were $166.6 million for the three-month period ended June 30, 2004 compared to $136.3 million in the three-month period ended June 30, 2003, an increase of $30.3 million or 22%. The increase was due primarily to an increase in cost of revenue of $11.4 million attributable to increased sales, an increase in marketing expenses of $15.1 million due to increased distribution expenses as a result of the growth in subscribers as well as our efforts to attract and acquire new subscribers and an increase of $3.8 million in research and development due to costs associated with the development of future telematics applications and new product engineering builds.

Cost of Revenue. Cost of revenue includes revenue share & royalties, customer care & billing costs, costs of radios associated with direct sales of radios, costs directly associated with sales of advertising, satellite & terrestrial operating costs, as well as costs related to broadcast & operations and programming & content. These combined costs were $46.0 million for the three-month period ended June 30, 2004, up from $34.6 million in the three-month period ended June 30, 2003, an increase of $11.4 million or 33%.

Revenue Share & Royalties. Revenue share & royalties includes performance rights obligations to composers, artists, and copyright owners for public performances of their creative works broadcast on XM, and royalties paid to radio technology providers and revenue share payments to manufacturing and distribution partners and content providers. These costs were $10.5 million in the three-month period ended June 30, 2004 compared to $5.5 million in the three-month period ended June 30, 2003. This increase of $5.0 million was a result of our growth in subscriber base and revenues. We expect these total costs to continue to increase as subscriber growth continues but to decrease slightly as a percentage of total revenue.

Customer Care & Billing Operations. Customer care & billing operations expense includes expenses from outsourced customer care functions as well as internal IT costs associated with front office applications. These expenses were $9.0 million during the three-month period ended June 30, 2004, compared with $5.6 million during the three-month period ended June 30, 2003, an increase of $3.4 million. This increase resulted from the increase in subscribers. We expect customer care & billing operations expense in total to continue to increase as we continue to add subscribers, but we expect the average cost per subscriber to decrease.

Cost of Equipment. During the three-month period ended June 30, 2004, we incurred $1.8 million relating to promotional radios and radio kits that we sold directly to subscribers, compared to $1.9 million in the three-month period ended June 30, 2003. We expect the cost of equipment to increase during 2004 as we increase direct sales of equipment.

Ad Sales. Ad sales expense was $1.4 million in the three-month period ended June 30, 2004 compared to $0.6 million in the three-month period ended June 30, 2003, an increase of $0.8 million. The increase in ad sales expense is due primarily to an increase in staffing and marketing costs to support ad sales growth. We expect ad sales costs to increase in support of expected advertising revenue growth.

Satellite & Terrestrial. Satellite & terrestrial includes: telemetry, tracking and control of our two satellites, in-orbit satellite insurance and incentive payments, satellite uplink, and all costs associated with operating our terrestrial repeater network such as power, maintenance and lease payments. These expenses were $9.8 million in the three-month period ended June 30, 2004, compared with $10.0 million in the three-month period ended June 30, 2003, a decrease of $0.2 million or 2%. The decrease is primarily due to a decrease in accrued performance incentives payable to Boeing relating to XM Rock and XM Roll. The costs are expected to remain stable through the remainder of the year.

Broadcast & Operations

Broadcast. Broadcast expenses include costs associated with the management and maintenance of the systems, software, hardware, production and performance studios used in the creation and distribution of XM-original and third party content. The advertising trafficking (scheduling and insertion) functions are also included. Broadcast costs were $2.4 million for the three-month period ended June 30, 2004, compared to $1.9 million in the three-month period ended June 30, 2003, an increase of $0.5 million or 26%. The increase is primarily due to increased costs associated with enhancements to and maintenance of the broadcast systems infrastructure. Broadcast costs are expected to increase with new content initiatives.

Operations. Operations, which includes facilities and information technology expense, was $4.1 million in the three-month period ended June 30, 2004, compared with $4.0 million in the three-month period ended June 30, 2003, a increase of $0.1 million, or 3%. These costs are expected to remain stable.

Programming & Content. Programming & content includes the creative and production costs associated with our 117 channels of XM-original and third party content. This includes costs of programming staff and fixed payments for third party content. Programming & content expense was $7.1 million during the three-month period ended June 30, 2004, compared with $5.3 million during the three-month period ended June 30, 2003, an increase of $1.8 million or 34%. The increase is due to staffing and content related expenses in support of new 2004 programming initiatives, including Instant Traffic and Weather.

Research & Development. Research & development includes the costs of new product development, chipset design, and engineering. These combined expenses were $6.7 million in the three-month period ended June 30, 2004, compared with $2.9 million in the three-month period ended June 30, 2003, an increase of $3.8 million. The increase in research and development expense primarily resulted from costs associated with the development of future telematics applications and new product engineering builds. For the three-month period ended June 30, 2004, research and development expense included $2.1 million of costs relating to the development of future telematics applications associated with a related party compared with $0 during the three-month period ended June 30, 2003. Research and development expenses are expected to increase as we accelerate the development of future telematics applications and new products, including interoperable radios.

General & Administrative. General & administrative expense was $6.5 million during the three-month period ended June 30, 2004, as compared with $6.3 million during the three-month period ended June 30, 2003, a increase of $0.2 million or 3%. The increase in general & administrative expense is primarily due to an increase in professional fees and an increase in payroll and payroll related costs associated with the increase in headcount to support growth of our business.

Marketing. Marketing includes the costs of retention & support, subsidies & distribution, advertising & marketing, and amortization of our liability to GM. These combined costs were $68.1 million for the three-month period ended June 30, 2004, compared to $53.0 million in the three-month period ended June 30, 2003, an increase of $15.1 million, or 28%. Marketing expense increased primarily due to increases in subsidies & distribution of $15.7 million.

Retention & Support. Personnel-related expenses comprise the majority of retention and support in 2004. In the three-month period ended June 30, 2004, these costs were $3.1 million compared to $7.4 million in the three-month period ended June 30, 2003, a decrease of $4.3 million or 58%, primarily due to a non-cash stock compensation charge of $5.3 million recognized in relation to the issuance of certain warrants in the second quarter of 2003.

Subsidies & Distribution. We currently provide incentives and subsidies for the manufacture, purchase, installation and activation of XM radios to attract and retain our manufacturing and distribution partners. Our subsidy and distribution costs are significant and totaled approximately $35.3 million during the three-month period ended June 30, 2004, compared with $19.6 million during the three-month period ended June 30, 2003, an increase of $15.7 million or 80%. This increase is primarily due to the increase in subscribers, new activations, and GM vehicles equipped with XM radios. Subsidy and distribution expense will increase as the number of XM radios that are manufactured, installed and activated increase; however, we expect the cost per new subscriber to continue to decrease in 2004 as compared to 2003.

Subscriber Acquisition Costs. We consider subscriber acquisition costs (“SAC”) to include radio manufacturer subsidies, certain sales, activation and installation commissions, and hardware-related promotions. These costs are reported in Subsidies & Distribution. The negative margins from equipment sales are also included in subscriber acquisition costs. Subscriber acquisition costs do not include ongoing loyalty payments to retailers and distribution partners, payments under revenue sharing arrangements with radio manufacturers and distributors and certain guaranteed payments to General Motors. During the three-month period ended June 30, 2004, and 2003, we incurred expenses of $31.8 million, and $19.0 million, respectively, related to subscriber acquisition costs. Our average subscriber acquisition cost was $57 and $80 during the three-month period ended June 30, 2004 and 2003, respectively. The decline in SAC for the three-month period ended June 30, 2004 as compared to the three-month period ended June 30, 2003 is primarily due to a change in the mix of subscribers acquired.

Advertising & Marketing. Activities comprising these expenses include media, advertising, events and direct marketing programs. Advertising & marketing costs were $20.3 million during the three-month period ended June 30, 2004, compared with $16.7 million during the three-month period ended June 30, 2003, an increase of $3.6 million or 22%. The increase is primarily due to our increased consumer advertising expenses.

Cost Per Gross Addition. We consider CPGA to include the amounts in SAC, as well as advertising, media and other discretionary marketing expenses. In our financial statements, SAC costs are captured in Subsidies & Distribution and the negative margins from equipment sales, while CPGA costs are primarily captured by the combination of Subsidies & Distribution, Advertising & Marketing, plus the negative margins from equipment sales. CPGA does not include marketing staff (included in Retention & Support) or the amortization of the GM guaranteed payments (included in Amortization of GM Liability). During the three-month periods ended June 30, 2004, and 2003, we incurred CPGA expenses of $56.3 million, and $37.2 million, respectively. CPGA for the three-month periods ended June 30, 2004 and 2003 was $101 and $160, respectively. CPGA declined for the three-month period ended June 30, 2004 as compared to the three-month period ended June 30, 2003 primarily due to the combined impacts of subscriber additions increasing at a faster rate than our discretionary advertising and marketing expenses as well as the change in the mix of subscribers acquired. The timing of our media campaigns and discretionary advertising spending may cause CPGA to fluctuate from period to period. We expect CPGA to decline in 2004 as compared to 2003.

Amortization of GM Liability. These costs include the amortization of annual fixed guaranteed payment commitments to General Motors, aggregating to $439.0 million, under our long-term distribution agreement with the OnStar division of GM providing for the installation of XM radios in GM vehicles. Amortization of the GM liability was $9.3 million for the three-month period ended June 30, 2004, compared with $9.3 million for the three-month period ended June 30, 2003. The distribution agreement was amended in June 2002 and then again in January 2003, as described in Note 6 to the condensed consolidated financial statements. As a result of the January 2003 amendment and GM’s current roll out plans, commencing in February 2003 we began recognizing the fixed payments, which approximate $397.3 million, on a straight-line basis through September 2013. In January 2003, we expensed the pro rata portion of the fixed payment that was based on the June 2002 amendment to the agreement.

Depreciation & Amortization. Depreciation & amortization expense was $39.2 million during the three-month period ended June 30, 2004, compared with $39.4 million during the three-month period ended June 30, 2003, a decrease of $0.2 million.

Interest Income. Interest income was $0.3 million during the three-month period ended June 30, 2004, compared with $0.1 million during the three-month period ended June 30, 2003, an increase of $0.2 million or 200%. The increase was primarily attributable to higher average balances of cash and cash equivalents in the three-month period ended June 30, 2004.

Interest Expense. We recorded interest expense of $19.0 million and $24.6 million during the three month-period ended June 30, 2004 and 2003, respectively. The decrease in interest expense is primarily driven by an increase in capitalization of interest costs due to increased capital expenditures for the system under construction.

Other Expense. Other expense was $35.0 million during the three-month period ended June 30, 2004, compared with $19.2 million during the three-month period ended June 30, 2003, an increase of $15.8 million, which is primarily attributable to increased losses associated with de-leveraging transactions. Included in the three-month period ended June 30, 2004 were losses of $35.0 million from the retirement of debt with a carrying value including accrued interest of $120.4 million as compared to losses of $19.4 million from the retirement of debt with a carrying value including accrued interest of $49.5 million for the three-month period ended June 30, 2003.

Provision for Deferred Income Taxes. We recorded a provision for deferred income taxes expense of $0.6 million and $0 during the three-month period ended June 30, 2004 and 2003. The increase was the result of our recording of a deferred tax liability related to indefinite lived assets that are amortized and deducted for tax purposes but are not amortized under generally accepted accounting principles. We will continue to incur tax expense as the indefinite lived assets are amortized for tax purposes over the next 13 years

Net Loss. Net loss for the three-month period ended June 30, 2004 was $167.8 million, compared with $161.7 million for the three-month period ended June 30, 2003, an increase of $6.1 million or 4%. The increase primarily reflects increases in operating expenses due to our subscriber growth, the provision for deferred income taxes and an increase in losses associated with de-leveraging transactions, offset in part by the growth in our revenue.

EBITDA. Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. EBITDA during the three-month period ended June 30, 2004 was $(109.3) million, compared with $(97.7) million during the three-month period ended June 30, 2003. Included in EBITDA for the three-month periods ended June 30, 2004 and 2003 are losses of $35.0 million and $19.4 million, respectively, recorded from de-leveraging transactions. The increased loss reflects our increase in operating costs as a result of our subscriber growth and increase in losses associated with de-leveraging transactions, offset in part by revenue growth and margin improvement as well as the decline in the costs to acquire each new subscriber. Consistent with regulatory requirements, EBITDA includes Other Income (Expense). We believe EDITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. The reconciliation of net loss to EBITDA is as follows (in thousands):

	Three Months ended June 30,
	2004	2003
Net loss as reported	$(167,824)	$(161,735)
Add back non-EBITDA items included in net loss:
Interest income	(285)	(88)
Interest expense	18,971	24,645
Depreciation & amortization	39,210	39,441
Provision for deferred income taxes	579	—

EBITDA	$(109,349)	$(97,737)

Six Months Ended June 30, 2004 Compared With Six Months Ended June 30, 2003

XM Satellite Radio Inc. and Subsidiaries

Revenue

Revenue. Our revenue consists of subscription fees, activation charges, limited direct sales of radios, advertising sales, and revenue earned from royalties and invoice fees. In the six months ended June 30, 2004, we recognized $95.9 million in total revenue, compared to $31.4 million during the six months ended June 30, 2003, an increase of $64.5 million. During the six-month period ended June 30, 2004, subscription revenue comprised over 92% of our total revenues.

Subscribers. As of June 30, 2004, we had 2,100,352 subscribers, compared to 692,253 at June 30, 2003, an increase of 1,408,099 subscribers. Our subscribers include 1,705,191 self-paying subscribers, 374,930 subscribers in OEM promotional periods (typically ranging from three months to one-year in duration) paid in part by the vehicle manufacturers and 20,231 XM activated vehicles with rental car companies. Additionally, family plan subscriptions at a multi-unit rate of $6.99 per radio per month are included in our total subscriber count. We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those who are currently in promotional periods paid in part by vehicle manufacturers, as well as XM activated vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers.

OEM Promotional Subscribers. OEM Promotional Subscribers are subscribers who have either a portion or all of their subscription fee paid for by an OEM for a fixed period following the initial purchase or lease of the vehicle. Currently, at the time of sale, vehicle owners generally receive a 3-month prepaid trial subscription. XM generally receives two months of the 3-month trial subscription from the vehicle manufacturer. The automated activation program provides activated XM radios on dealer lots for test drives. GM and Honda generally indicate the inclusion of 3 months free of XM service on the window sticker of XM-enabled vehicles. We measure the success of these programs based on the percentage that elect to receive the XM service and convert to self-paying subscribers after the initial promotion period–we refer to this as the “conversion rate”.

The OEMs started to offer promotional programs in late 2002. At that time, the XM enabled vehicles were delivered to the dealers with inactive radios. Dealers or vehicle purchasers were required to call XM to activate a radio similar to an aftermarket consumer customer; not all XM-enabled vehicles were activated for the promotional subscription period. To streamline the process, in late September 2003 we began implementing an interim auto activation program whereby the XM radios are being activated automatically upon delivery of the car to the dealer. In the first quarter of 2004, we started activating XM radios at the completion of the car manufacturing process, which further reduces manual intervention in the process. Under our OEM promotional programs that ran from late 2002 through mid September 2003 (the primary program was the GM triple-play promotion), subscribers were included in our OEM promotional subscriber count from the time of sign up on the system until such time as they transferred into our Aftermarket, OEM and other subscriber count or were deactivated for non-payment in accordance with our normal collection procedures. Under the auto-activation programs, subscribers are included in our OEM promotional subscriber count from the time of vehicle purchase or lease, through the period of trial service plus an additional 30 days. We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for subscribers to respond to our marketing communications.

The conversion rate for the GM triple-play program that ran through mid September 2003 averaged approximately 70%. The conversion rate for the quarter ended June 30, 2004 was 57% and reflects the implementation of the interim auto activation program, with all XM-enabled vehicles activated for the promotional period. The implementation of the fully automated factory activation program has increased the number of subscribers provided by our OEM distribution channel, and the conversion rate is expected to increase as we develop more refined marketing programs to convert promotional subscribers to self paying subscribers.

XM Activated Vehicles with Rental Car Companies. Our subscribers also include 20,231 activated vehicles with rental car companies. For the initial model year 2004 XM-enabled rental vehicles, XM receives payments based on the use of XM service. Customers are charged $2.99 per day per vehicle for use of the XM service, on which XM receives a revenue share. For subsequent model year 2004 and later vehicles, XM receives $10 per subscription per month.

Subscription Revenue. Subscription revenue was $88.4 million during the six months ended June 30, 2004 compared to $27.7 million in 2003, an increase of $60.7 million. Subscription revenue consists primarily of our monthly subscription fees charged to consumers, commercial establishments and fleets, which are recognized as the service is provided. Revenues received from vehicle manufacturers for promotional service programs are included in subscription revenue. At the time of sale, vehicle owners generally receive a three-month trial subscription and are included in OEM promotional subscribers. Beginning in 2004, a standard promotion of 3 months free was placed on the window sticker of all XM-enabled GM vehicles. We generally receive payment for two months of the three-month trial subscription period from the vehicle manufacturer. For the six-month period ended June 30, 2004, subscription revenue included $11.5 million from related parties for subscription fees paid under certain promotional agreements, compared with $2.4 million in 2003. Subscription revenue also includes revenues from a premium service. Our subscriber arrangements are cancelable without penalty. Promotions and discounts are treated as a reduction to revenue during the period of the promotion. Sales incentives, consisting of rebates to subscribers, offset revenue. Discounts on equipment sold with service are allocated to equipment and service based on relative fair value.

Activation Revenue. Activation revenue is comprised of one-time activation charges billed to customers. Activation fees are non-refundable, and are recognized on a pro-rata basis over the estimated 40-month life of the subscriber relationship. This estimate may be further refined in the future as additional historical data becomes available. During the six-month period ended June 30, 2004, we recognized $1.9 million in activation revenue compared to $0.7 million for the six-month period ended June 30, 2003, an increase of $1.2 million due to an increase in subscribers. Certain of our promotions waive the activation fee. The growth in activation revenue will be impacted by the amount of discounts given as a result of the competitive environment and the increase in subscribers.

Equipment Revenue. Equipment revenue is comprised of revenues from any direct sales of radios. Through June 30, 2004, the direct sales of radios have generally been for promotional purposes. During the six-month period ended June 30, 2004, we recognized $1.7 million in equipment revenue compared to $1.6 million during the six-month period ended June 30, 2003. For the six-month period ended June 30, 2004, equipment revenue included $30,000 from direct sales of radios to related parties compared with $194,000 in the six-month period ended June 30, 2003. We expect revenue from the sale of equipment to increase proportionately with the increase in direct sales of equipment by XM.

Net Ad Sales Revenue. Advertising revenue consists of sales of advertisements and program sponsorships on the XM network to advertisers that are recognized in the period in which they are broadcast. Advertising revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Advertising revenue is presented net of agency commissions in the results of operations, which is consistent with industry practice. In the six-month period ended June 30, 2004, we recognized $2.4 million in net advertising revenue compared to $1.0 million during the six-month period ended June 30, 2003. These amounts are net of agency commissions, which were $314,000 during the six-month period ended June 30, 2004, compared to $173,000 during the six-month period ended June 30, 2003. The increase in net advertising revenue is due primarily to increased demand for advertising on the XM network that results from our subscriber growth, listenership and audience reach. During the six-month period ended June 30, 2004, we recognized $400,000 in advertising barter revenue compared to $24,000 during the six-month period ended June 30, 2003. For the six-month period ended June 30, 2004, advertising revenue included $363,000 from sales of advertisements to related parties compared with $0 in the six-month period ended June 30, 2003.

Other Revenue. Other revenue earned during the six-month period ended June 30, 2004 consists of processing fees charged to invoiced subscribers, royalty revenue from certain tuners manufactured, and other revenue. We recognized $1.5 million of other revenue during the six-month period ended June 30, 2004 compared with $0.3 million during the six-month period ended June 30, 2003, an increase of $1.2 million. The increase primarily reflects barter revenue of $666,000 relating to a non-monetary transaction entered into in February 2004 with a related party involving the exchange of radio subscriptions for the provision of certain marketing services and increased processing fees resulting from our growth in subscribers.

Operating Expenses

Total Operating Expenses. Total operating expenses were $327.5 million for the six-month period ended June 30, 2004 compared to $256.7 million in the six-month period ended June 30, 2003, an increase of $70.8 million or 28%. The increase was primarily due to an increase in cost of revenue of $25.2 million attributable to increased sales, an increase in marketing expenses of $41.4 million due to increased distribution expenses as a result of the growth in subscribers as well as our efforts to attract and acquire new subscribers and an increase of $7.5 million in research and development due to costs associated with the development of future telematics applications and new product engineering builds.

Cost of Revenue. Cost of revenue includes revenue share & royalties, customer care & billing costs, costs of radios associated with direct sales of radios, costs directly associated with sales of advertising, satellite & terrestrial operating costs, as well as costs related to broadcast & operations and programming & content. These combined costs were $94.3 million for the six-month period ended June 30, 2004, up from $69.1 million in the six-month period ended June 30, 2003, an increase of $25.2 million or 36%.

Revenue Share & Royalties. Revenue share & royalties includes performance rights obligations to composers, artists, and copyright owners for public performances of their creative works broadcast on XM, and royalties paid to radio technology providers and revenue share payments to manufacturing and distribution partners and content providers. These costs were $26.0 million in the six-month period ended June 30, 2004 compared to $9.5 million in the six-month period ended June 30, 2003. This increase of $16.5 million was a result of our growth in subscriber base and revenues. We expect these total costs to continue to increase as subscriber growth continues but to decrease slightly as a percentage of total revenue.

Customer Care & Billing Operations. Customer care & billing operations expense includes expenses from outsourced customer care functions as well as internal IT costs associated with front office applications. These expenses were $16.1 million during the six-month period ended June 30, 2004, compared with $10.6 million during the six-month period ended June 30, 2003, an increase of $5.5 million. This increase resulted from the increase in subscribers. We expect customer care & billing operations expense in total to continue to increase as we continue to add subscribers, but we expect the average cost per subscriber to decrease.

Cost of Equipment. During the six-month period ended June 30, 2004, we incurred $3.4 million relating to promotional radios and radio kits that we sold directly to subscribers, compared to $3.0 million in the six-month period ended June 30, 2003, an increase of $0.4 million. We expect the cost of equipment to continue to increase during 2004 as we increase direct sales of equipment.

Ad Sales. Ad sales expense was $2.6 million in the six-month period ended June 30, 2004 compared to $1.0 million in the six-month period ended June 30, 2003, an increase of $1.6 million. The increase in ad sales expense is due primarily to an increase in staffing and marketing costs to support ad sales growth. We expect ad sales costs to increase in support of expected advertising revenue growth.

Satellite & Terrestrial. Satellite & terrestrial includes: telemetry, tracking and control of our two satellites, in-orbit satellite insurance and incentive payments, satellite uplink, and all costs associated with operating our terrestrial repeater network such as power, maintenance and lease payments. These expenses were $19.2 million in the six-month period ended June 30, 2004, compared with $22.6 million in the six-month period ended June 30, 2003, a decrease of $3.4 million or 15%. The decrease is primarily due to a decrease in network optimization charges and a decrease in accrued XM Rock and XM Roll performance incentives payable to Boeing. The costs are expected to remain stable through the remainder of the year.

Broadcast & Operations

Broadcast. Broadcast expenses include costs associated with the management and maintenance of the systems, software, hardware, production and performance studios used in the creation and distribution of XM-original and third party content. The advertising trafficking (scheduling and insertion) functions are also included. Broadcast costs were $5.1 million for the six-month period ended June 30, 2004, compared to $4.5 million in the six-month period ended June 30, 2003, an increase of $0.6 million or 13%. The increase is primarily due to increased costs associated with enhancements to and maintenance of the broadcast systems infrastructure. Broadcast costs are expected to increase with new content initiatives.

Operations. Operations, which includes facilities and information technology expense, was $7.6 million in the six-month period ended June 30, 2004, compared with $7.9 million in the six-month period ended June 30, 2003. These costs are expected to remain stable through the remainder of the year.

Programming & Content. Programming & content includes the creative and production costs associated with our 117 channels of XM-original and third party content. This includes costs of programming staff and fixed payments for third party content. Programming & content expense was $14.3 million during the six-month period ended June 30, 2004, compared with $10.0 million during the six-month period ended June 30, 2003, an increase of $4.3 million or 43%. The increase is due to staffing and content related expenses in support of new 2004 programming initiatives, including Instant Traffic and Weather.

Research & Development. Research & development includes the costs of new product development, chipset design, and engineering. These combined expenses were $12.9 million in the six-month period ended June 30, 2004, compared with $5.4 million in the six-month period ended June 30, 2003, an increase of $7.5 million. The increase in research and development expense primarily resulted from costs associated with the development of future telematics applications and new product engineering builds. For the six-month period ended June 30, 2004, research and development expense included $4.6 million of costs relating to the development of future telematics applications associated with a related party compared with $0 during the six-month period ended June 30, 2003. Research and development expenses are expected to increase as we accelerate the development of future telematics applications and new products, including interoperable radios.

General & Administrative. General & administrative expense was $12.3 million during the six-month period ended June 30, 2004, compared with $15.1 million during the six-month period ended June 30, 2003, a decrease of $2.8 million or 19%. The decrease in general & administrative expense is primarily due to the decrease in professional services fees incurred for the 2003 troubled debt restructuring and management consulting projects.

Marketing. Marketing includes the costs of retention & support, subsidies & distribution, advertising & marketing, and amortization of our liability to GM. These combined costs were $129.7 million for the six-month period ended June 30, 2004, compared to $88.3 million in the six-month period ended June 30, 2003, an increase of $41.4 million, or 47%. Marketing expense increased primarily due to increases in subsidies & distribution of $38.8 million.

Retention & Support. Personnel-related expenses comprise the majority of retention and support in 2004. In the six-month period ended June 30, 2004, these costs were $5.9 million compared to $11.9 million in the six-month period ended June 30, 2003, a decrease of $6.0 million or 50%. Included in the six-month period ended June 30, 2003 is a non-cash stock compensation charge of $7.8 million recognized in relation to the issuance of certain warrants. Excluding this charge, retention and support expense increased primarily due to an increase in headcount.

Subsidies & Distribution. We currently provide incentives and subsidies for the manufacture, purchase, installation and activation of XM radios to attract and retain our manufacturing and distribution partners. Our subsidy and distribution costs are significant and totaled approximately $70.1 million during the six-month period ended June 30, 2004, compared with $31.3 million during the six-month period ended June 30, 2003, an increase of $38.8 million. This increase is primarily due to the increase in subscribers, new activations, and GM vehicles equipped with XM radios. Subsidy and distribution expense will increase as the number of XM radios that are manufactured, installed and activated increase; however, we expect the cost per new subscriber to decrease in 2004 as compared to 2003.

Advertising & Marketing. Activities comprising these expenses include media, advertising, events and direct marketing programs. Advertising & marketing costs were $35.0 million during the six-month period ended June 30, 2004, compared with $28.2 million during the six-month period ended June 30, 2003, an increase of $6.8 million or 24%. The increase is due primarily to our increased consumer advertising expenses.

Amortization of GM Liability. These costs include the amortization of annual fixed guaranteed payment commitments to General Motors, aggregating to $439.0 million, under our long-term distribution agreement with the OnStar division of GM providing for the installation of XM radios in GM vehicles. Amortization of the GM liability was $18.6 million for the six-month period ended June 30, 2004, compared with $16.9 million for the six-month period ended June 30, 2003. The distribution agreement was amended in June 2002 and then again in January 2003, as described in Note 6 to the condensed consolidated financial statements. As a result of the January 2003 amendment and GM’s current roll out plans, commencing in February 2003 we began recognizing the fixed payments, which approximate $397.3 million, on a straight-line basis through September 2013. In January 2003, we expensed the pro rata portion of the fixed payment that was based on the June 2002 amendment to the agreement.

Depreciation & Amortization. Depreciation & amortization expense was $78.3 million during the six-month period ended June 30, 2004, compared with $78.9 million during the six-month period ended June 30, 2003, a decrease of $0.6 million.

Interest Income. Interest income was $0.5 million during the six-month period ended June 30, 2004, compared with $0.1 million during the six-month period ended June 30, 2003, an increase of $0.4 million or 400%. The increase was the result of higher average balances of cash and cash equivalents in the six-month period ended June 30, 2004.

Interest Expense. We recorded interest expense of $46.9 million and $46.0 million during the six-month period ended June 30, 2004 and 2003, respectively. The increase in interest expense is primarily driven by higher average debt balances during the six month period ended June 30, 2004, offset by an increase in capitalization of interest costs due to increased capital expenditures for the system under construction.

Other Expense. Other expense was $35.1 million during the six-month period ended June 30, 2004, compared with $21.5 million the six-month period ended June 30, 2003, an increase of $13.6 million, which is primarily attributable to increased losses associated with de-leveraging transactions. Included in the six-month period ended June 30, 2004 were losses of $35.0 million from the retirement of debt with a carrying value including accrued interest of $120.4 million as compared to losses of $21.4 million from the retirement of debt with a carrying value including accrued interest of $67.6 million for the six-month period ended June 30, 2003.

Provision for Deferred Income Taxes. We recorded a provision for deferred income taxes expense of $26.2 million and $0 during the six-month period ended June 30, 2004 and 2003. The increase was the result of our recording of a deferred tax liability related to indefinite lived assets that are amortized and deducted for tax purposes but are not amortized under generally accepted accounting principles. We will continue to incur tax expense as the indefinite lived assets are amortized for tax purposes over the next 13 years.

Net Loss. Net loss during the six-month period ended June 30, 2004 was $339.3 million, compared with $292.7 million for the six-month period ended June 30, 2003, an increase of $46.6 million or 16%. The increase primarily reflects increases in operating expenses due to our subscriber growth, the provision for deferred income taxes and an increase in losses associated with de-leveraging transactions, offset in part by the growth in our revenue.

EBITDA. Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. EBITDA during the six-month period ended June 30, 2004 was $(188.3) million, compared with $(168.0) million during the six-month period ended June 30, 2003. Included in EBITDA for the six-month periods ended June 30, 2004 and 2003 are losses of $35.0 million and $21.4 million, respectively, recorded from the de-leveraging transactions. The increased loss reflects our increase in operating costs as a result of our subscriber growth, offset in part by revenue growth and margin improvement as well as the decline in the costs to acquire each new subscriber. Consistent with regulatory requirements, EBITDA includes Other Income (Expense). We believe EDITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. The reconciliation of net loss to EBITDA is as follows (in thousands):

	Six Months ended June 30,
	2004	2003
Net loss as reported	$(339,255)	$(292,732)
Add back non-EBITDA items included in net loss:
Interest income	(467)	(130)
Interest expense	46,884	45,985
Depreciation & amortization	78,344	78,854
Provision for deferred income taxes	26,152	—

EBITDA	$(188,342)	$(168,023)

Liquidity and Capital Resources

At June 30, 2004, we had total cash and cash equivalents of $72.0 million, and working capital of $(48.9) million. Cash and cash equivalents decreased $18.3 million during the six months ended June 30, 2004. The decrease resulted from $63.5 million used in operating activities and $115.8 million used in investing activities, offset by $161.1 million provided by financing activities. The proceeds from financing activities resulted from capital contributions of $204.6 million from Holdings primarily relating to the issuance of 7.0 million shares of Holdings’ Class A common stock in January 2004 that yielded gross proceeds of $185.5 million and the issuance of Floating Rate Notes in April 2004 that yielded gross proceeds of $200 million, offset in part by the repayment of $152.6 million of related party debt, repayments of secured debt of $83 million, an payments of $3.1 million related to capital lease obligations and other notes payable. The financing activities completed during the six-month period, most of which were undertaken to retire or replace debt, are more fully discussed below. Investing activities consisted primarily of capital expenditures for the construction and launch of XM-3, computer systems infrastructure and the construction of the backup uplink facility. Cash flows used in operating activities includes the net loss of $339.3 million, offset in part by the net cash provided by our operating assets and liabilities and the non-cash expenses included in the net loss.

By comparison, at June 30, 2003, we had total cash and cash equivalents of $157.9 million, which excludes $5.5 million of restricted investments, and working capital of $205.5 million. Cash and cash equivalents increased $151.2 million during the six months ended June 30, 2003. The increase resulted from $285.8 million provided by financing activities and $14.3 million provided by investing activities, offset by $148.9 million used in operating activities. The proceeds from financing activities resulted primarily from a private placement in January 2003 that resulted in the issuance of our 10% Senior Secured Discount Convertible Notes that yielded gross proceeds of $210 million, the issuance of 5.5 million shares of Holdings’ Class A common stock that yielded gross proceeds of $15 million, and the issuance of our 12% Senior Secured Notes that yielded gross proceeds of $175 million. Investing activities consisted primarily of proceeds provided from the maturity of restricted investments. Cash flows used in operating activities includes the net loss of $292.7 million and the net cash used by our operating assets and liabilities, offset in part by non-cash expenses included in the net loss.

We expect that our future working capital, capital expenditures, and debt service requirements will be satisfied from existing cash, cash equivalents, and short-term investments augmented by the results of Holdings’ January 2004 and April financing activities described below and by cash received from insurance settlement proceeds and revenue-generating activities.

Capital Resources and Financing

Holdings and we raised $3.1 billion of equity and debt gross proceeds from inception through June 30, 2004 from investors and strategic partners to fund our operations. This includes $185.5 million of gross funds raised in the January 2004 financing transaction and $200 million of gross proceeds raised in the April 2004 transaction. Provided that we meet the revenue, expense and cash flow projections of our business plan, we expect to be fully funded and will not need to raise additional financing to continue operations or to fund the completion and launch of XM-3 and XM-4.

April 2004 Financing Transaction

On April 20, 2004, we completed an offering of $200 million of Senior Secured Floating Rate Notes due May 1, 2009. Interest on the notes is 6.65% per annum through July 31, 2004 and thereafter will be reset quarterly at a rate equal to 550 basis points over LIBOR. The interest on the notes is payable quarterly in cash in arrears on February 1, May 1, August 1 and November 1, commencing on

August 1, 2004. No scheduled principal payments are required to be made prior to maturity. The notes, which are our senior secured obligations, are secured by substantially all of our assets, including the stock of our FCC license subsidiary, are guaranteed by Holdings and will rank equally in right of payment with all of our other existing and future senior indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. At any time, we may, at our option, redeem the notes, in whole or in part, at declining redemption prices. The proceeds from this offering were used, in part, to repay outstanding balances under our revolving credit facility with GM.

January 2004 Financing Transaction

On January 28, 2004, Holdings completed a public offering of 20 million shares of its Class A Common Stock at $26.50 per share, 13 million shares of which were offered for sale by certain selling stockholders. This 7 million share offering resulted in gross proceeds to Holdings of $185.5 million. The proceeds from this offering were used in part to repay the unvested portion of the 10% Senior Secured Convertible Note held by OnStar, a subsidiary of GM.

De-leveraging Transactions

During the six-month period ended June 30, 2004, Holdings and we entered into agreements with certain holders of our notes to exchange $177.1 million carrying value including accrued interest, or $188.0 million fully accreted face value at maturity, for $97.4 million in cash consideration and 8.6 million shares of Holdings’ Class A common stock. This includes the following de-leveraging transactions:

•	the redemption of $73.3 million carrying amount including accrued interest, or $70.0 million of fully accreted face value at maturity, of our 12% Senior Secured Notes due 2010 for an aggregate redemption price of $81.7 million, which amount included a redemption premium of $8.4 million;

•	the conversion of all the remaining outstanding $45.7 million of Holdings’ 7.75% Convertible Subordinated Notes into 3.7 million shares of Holdings’ Class common stock;

•	the exchange of $47.1 million carrying value including accrued interest, or $59.0 million fully accreted face value at maturity, of our 14% Senior Secured Notes due 2009 for $15.7 million in cash consideration and 1.4 million shares of Holdings’ Class A common stock; and

•	the conversion of $11.0 million carrying value including accrued interest, or $13.3 million fully accreted face value at maturity, of our 10% Senior Secure Discount Convertible Notes due 2009 into Holdings’ 3.5 million shares of Class A common stock.

We recorded a loss of $35.0 million from these extinguishments in other expense on the condensed consolidated statement of operations for the six-month period ended June 30, 2004. Additionally, Holdings and we completed the redemption of the $89.0 million 10% Senior Secured Convertible Note due 2009 held by OnStar. As part of the redemption, OnStar converted $7.8 million in principal amount of the Note, representing the entire principal amount of the Note that had vested conversion rights at the time of the redemption, into 980,670 shares of Holdings’ Class A common stock in accordance with the terms of the Notes. The remaining $81.2 million in principal amount plus accrued interest was repaid with cash. Also, Holdings entered into agreements with certain holders of its 8.25% Series C convertible redeemable preferred stock to convert $52.4 million including accrued dividends in shares of its Series C preferred stock into 5.9 million shares of its Class A common stock. Holdings also entered into agreements with certain holders of its Series A convertible preferred stock to convert $51.4 million carrying value, in shares of Holdings’ Series A preferred stock, into 5.4 million shares of Holdings Class A common stock. Additionally, Holdings entered into agreements with certain holders of Holdings’ Class A common stock warrants to exchange approximately 56,000 warrants convertible into 2.6 million shares of Holdings’ Class A common stock for 2.3 million shares of Holdings’ Class A common stock and received $9.2 million in cash proceeds from the exercise of approximately 34,000 warrants converted into 2.9 million shares of Holdings’ Class A common stock.

As a result of these de-leveraging transactions, from January 1, 2004 to June 30, 2004, Holdings and we eliminated approximately $478.6 million of carrying value including accrued interest of debt and preferred securities, or approximately $487.2 million of face amount at maturity. Holdings and we eliminated $89.0 million in principal amount ($89.0 million face amount at maturity) of the 10% Senior Secured Convertible Note due 2009 held by OnStar, $73.3 million carrying value including accrued interest ($70.0 million face amount at maturity) of our 12% Senior Secured Notes due 2010, $45.7 million carrying value including accrued interest ($45.7 million face amount at maturity) of Holdings’ 7.75% Convertible Subordinated Notes due 2006, $47.1 million carrying value including accrued interest ($59.0 million face amount at maturity) of our 14% Senior Secured Notes due 2009, $35.3 million carrying value including accrued interest ($35.0 million face amount at maturity) of Holdings’ loan with Boeing Satellite Systems, $71.4 million of the balance outstanding under our revolving credit facility, plus accrued interest of $2.0 million, with GM,

$11.0 million carrying value including accrued interest ($13.3 million face amount at maturity) of our 10% Senior Secured Discount Convertible Notes due 2009, $52.4 million carrying value of Holdings’ Series C preferred stock and $51.4 million of Holdings’ Series A preferred stock. In total, these de-leveraging transactions have eliminated approximately $704 million in future interest, dividends, accretion and principal payments as well as 27 million shares of incremental dilution. Holdings and we may eliminate additional debt, preferred stock, warrants or other convertible securities during the remainder of 2004 and beyond through the issuance of common stock, prepayments and redemptions, depending upon the attractiveness of particular opportunities.

We expect that our future working capital, capital expenditures, and debt service requirements will be satisfied from existing cash, cash equivalents, and short-term investments and by cash generated from operations. Our business plan contemplates the use of cash on hand and to be received from insurance settlements to fund the construction and launch of XM-3 and XM-4.

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

We have launch and in-orbit insurance policies with a large group of insurers (both U.S. and foreign) providing coverage for losses relating to each of our satellites (XM Rock and XM Roll) where such losses arise from an occurrence within the first 5 years after launch (both satellites were launched during the 1st half of 2001). Under these policies, the aggregate sum insured in the event of constructive total loss of both satellites is $400 million ($200 million per satellite), and lesser amounts would be payable in the event of a partial loss. In the event of constructive total loss, the amount of recovery would be reduced by any salvage value, which could include a percentage of the revenues from our continuing use of the satellites. In September 2001, we notified our insurers of a progressive solar array power degradation problem with both satellites (this solar array output power degradation issue is common to the first six Boeing 702 class satellites in orbit—XM Rock and XM Roll were the fifth and sixth Boeing 702s launched). In February 2003, we filed Proofs of Loss with our insurers claiming that the pattern of degradation on both satellites met the standard for constructive total loss under the terms of the insurance policies even though we would be able to operate the satellites and provide quality service to our subscribers for some continuing period of time. In July 2004, we reached agreement with insurers covering 80% of the aggregate sum insured at a settlement rate equal to 44.5% of the proportionate amount covered by each of these insurers (total recovery of approximately $142 million from these insurers). This settlement resolves any issues about the amount of loss sustained, includes a waiver by the settling insurance companies of any reductions based on salvage value, terminates any further risk to the settling insurers under the policies and ends any other rights the settling insurers might have with regard to XM Rock and XM Roll or revenues generated by our continuing use of those satellites. We have already collected a significant portion of the settlement amounts and expect to collect most of the remainder by the end of August. The receipt of the insurance proceeds will be recorded as a reduction to the carrying values of XM Rock and XM Roll. We will seek to collect the remaining 20% of the sum insured utilizing the third-party dispute resolution procedures under the policy.

We plan to launch our ground spare satellite (XM-3) into one orbital slot in late 2004/early 2005, depending on the timing of launch vehicle availability, and to operate XM Rock and XM Roll collocated in the other orbital slot. In 2007, we plan to launch our new satellite (XM-4) to replace the collocated XM Rock and XM Roll. We have advanced visibility of 702 performance levels and the consistency of degradation trends on XM Rock and XM Roll since there is a 702 satellite in-orbit longer than either of our two satellites by approximately 15 and 17 months, respectively. With this deployment plan and advanced visibility, we believe we will be able to launch XM-3 and XM-4 prior to the time the solar array output degradation power issue might cause our broadcast signal strength to fall below minimum acceptable levels.

Holdings and we may seek additional financing to undertake initiatives not contemplated by our current business plan or obtain additional cushion against possible shortfalls. We may pursue a range of different sizes or types of financing as opportunities arise, particularly the sale of additional equity securities. We have and may continue to take advantage of opportunities to reduce our level of indebtedness and preferred stock in exchange for issuing common or other equity securities, if these transactions can be completed on favorable terms.

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

Related Party Transactions

Holdings and we developed strategic relationships with certain companies that were instrumental in the construction and development of our system. In connection with our granting to them of large supply contracts, some of these strategic companies have become large investors in us and have been granted rights to designate directors or observers to our board of directors. The negotiation of these supply contracts and investments primarily occurred at or prior to the time these companies became related parties.

Holdings and we are a party to a long-term distribution agreement with OnStar Corporation, a subsidiary of General Motors that provides for the installation of XM radios in General Motors vehicles, as further described in Note 6 to the condensed consolidated financial statements. In connection with the development of our terrestrial repeater network, we were a party to a contract with Hughes Electronics Corporation. DIRECTV has provided consulting services in connection with the development of our customer care center and billing operations. DIRECTV ceased to be a related party during the three-month period ended March 31, 2004. Holdings and we have arrangements with American Honda relating to the promotion of the XM Service to new car buyers, the use of bandwidth on the XM System and the development of telematics services and technologies. We have an agreement with OnStar to make available use of our bandwidth. Clear Channel Communications provides certain programming services to us. Holdings and we have a sponsorship agreement with Clear Channel Entertainment to advertise our service at Clear Channel Entertainment concerts and venues. Premiere Radio Networks, a subsidiary of Clear Channel Communications, has in the past served as one of our advertising sales representatives. Holdings and we also run advertisements on a spot and network basis on radio stations owned by Clear Channel. In addition, we lease 4 sites for our terrestrial repeaters from Clear Channel Communications. Clear Channel Communications ceased to be a related party during the three-month period ended June 30, 2004.

As of June 30, 2004, we are engaged in activities with GM and Honda to jointly promote new car buyers to subscribe to the XM service. At June 30, 2004, there were approximately 374,930 subscribers in promotional periods (typically ranging from three months to one year in duration) paid for by the vehicle manufacturers. These subscriptions are included in our quarter-end subscriber total. Subscriber revenues received from GM and Honda for these programs are recorded as related party revenue.

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

We had the following amounts due from related parties at June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004	December 31, 2003
GM	$3,531	$4,124
Honda	1,188	1,052

	$4,719	$5,176

We had the following amount as related party prepaid expense at June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004	December 31, 2003
GM	$64,089	$66,782
Honda	3,000	—

	$67,089	$66,782

We had the following amounts outstanding to related parties at June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004	December 31, 2003
GM	$42,934	$25,204
Hughes	107	59
Clear Channel	362	761

	$43,403	$26,024

We had the following related party debt at June 30, 2004 and December 31, 2003 (in thousands):

	June 30, 2004	December 31, 2003
GM	$31,609	$141,891

We earned the following revenue in connection with the sale of XM service to related parties described above (in thousands):

	Three Months ended
	June 30, 2004	June 30, 2003
GM	$4,711	$1,540
Honda	1,859	5

	$6,570	$1,545

	Six Months ended
	June 30, 2004	June 30, 2003
GM	$9,346	$2,590
Honda	3,196	5

	$12,542	$2,595

We have incurred the following costs in transactions with the related parties described above (in thousands):

	Three Months ended June 30, 2004
	GM	Honda	Hughes	Clear Channel
Terrestrial repeater network	$—	$—	$98	$—
Terrestrial repeater site leases	—	—	—	15
Research & development	—	2,079	—	—
Customer care & billing operations	99	—	—	—
Marketing	38,351	—	—	1,446

	Three Months ended June 30, 2003
	GM	Honda	Hughes	Clear Channel
Terrestrial repeater network	$—	$—	$129	$—
Terrestrial repeater site leases	—	—	—	15
Research & development	—	—	—	—
Customer care & billing operations	262	—	—	—
Marketing	23,331	—	—	2,327

	Six Months ended June 30, 2004
	GM	Honda	Hughes	Clear Channel
Terrestrial repeater network	$—	$—	$208	$—
Terrestrial repeater site leases	—	—	—	31
Research & development	—	4,579	—	—
Customer care & billing operations	226	—	—	—
Marketing	81,891	—	—	3,031

	Six Months ended June 30, 2003
	GM	Honda	Hughes	Clear Channel
Terrestrial repeater network	$—	$—	$197	$—
Terrestrial repeater site leases	—	—	—	29
Research & development	—	—	—	—
Customer care & billing operations	453	—	—	—
Marketing	41,376	—	—	5,213

During the three- and six-month period ended June 30, 2004, Holdings provided funding to the Company of $16.7 million and $204.6 million, respectively. In August 2001, the Company’s facility lease for its corporate headquarters was amended and Holdings became the Company’s new landlord. For the three-month periods ended June 30, 2004 and 2003, the Company incurred costs relating to the rental of office space from Holdings of $1.1 million. For the six-month periods ended June 30, 2004 and 2003, the Company incurred costs relating to the rental of office space from Holdings of $2.2 million.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. On December 24, 2003, the FASB issued final modified FASB Interpretation No. 46 (“FIN 46R”), primarily to clarify the required accounting for interests in VIEs. Application of FIN 46R is required in financial statements of public entities that have interests in entities that are commonly referred to as special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities for all other types of VIEs (i.e., non-SPEs) is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R for the three- and six- month period ended June 30, 2004, did not have an impact on our financial position or our financials results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2004, we do not have any derivative financial instruments and do not intend to use derivatives. We do not hold or issue any free-standing derivatives. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds. The majority of our long-term debt includes fixed interest rates and the fair market value of our debt is sensitive to changes in interest rates. We run the risk that market rates will decline and the required payments will exceed those based on current market rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. In April 2004, we completed an offering of $200 million of our Senior Secured Floating Rate Notes due May 2009. Interest on these notes is variable. Included in our related party long-term debt owed to GM is a balance of $31.6 million, of which $22.5 million may be payable in shares of Holdings’s Class A Common Stock under our distribution agreement with OnStar and $9.1 million is drawn under our Senior Secured Credit Facility with GM. This facility also has a variable interest rate. As of December 31, 2003 we had $50.0 million of variable-rate debt. As of June 30, 2004, we had $159.0 million more in variable-rate debt than we had as of December 31, 2003. Accordingly, any changes in interest rates would be more significant as of June 30, 2004 in comparison to December 31, 2003. A change of one percentage point in the interest rate applicable to the $209.1 million of variable-rate debt at June 30, 2004 would result in a fluctuation of approximately $2.1 million in our annual interest expense. We believe that our exposure to interest rate risk is not material to our results of operations.

ITEM 4. CONTROLS AND PROCEDURES.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective. During the quarterly period ended June 30, 2004, no changes were made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On April 20, 2004, we completed an offering of $200 million of our Senior Secured Floating Rate Notes due 2009. Interest on the notes is payable every three months in cash in arrears on February 1, May 1, August 1 and November 1, commencing on August 1, 2004. The notes are guaranteed by our parent, XM Satellite Radio Holdings Inc. (“Holdings”), and will rank equally in right of payment with all of our other existing and future senior indebtedness and senior in right of payment to all of our existing and future subordinated indebtedness. We may, at our option, redeem the notes at declining redemption prices at any time.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description
3.1^	Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc.

3.2	Amended and Restated Bylaws of XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 12, 2003).

3.3	Restated Certificate of Incorporation of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

3.4	Amended and Restated Bylaws of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

3.5	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Amendment No. 1 to XM’s Registration Statement on Form S-3, File No. 333-89132).

3.6	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Annual Report on Form 10-K, filed with the SEC on March 31, 2003).

4.1	Form of Certificate for XM’s Class A common stock (incorporated by reference to Exhibit 3 to XM’s Registration Statement on Form 8-A, filed with the SEC on September 23, 1999).

4.2	Form of Certificate for XM’s 8.25% Series B Convertible Redeemable Preferred Stock (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-93529).

4.3	Certificate of Designation Establishing the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of XM’s 8.25% Series B Convertible Redeemable Preferred Stock due 2012 (incorporated by reference to XM’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 16, 2000).

4.4	Warrant Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. as Issuer and United States Trust Company of New York as Warrant Agent (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.5	Warrant Registration Rights Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. and Bear, Stearns & Co., Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and Lehman Brothers Inc. (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.6	Form of Warrant (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.7	Certificate of Designation Establishing the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of the 8.25% Series C Convertible Redeemable Preferred Stock due 2012 (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.8	Form of Certificate for XM’s 8.25% Series C Convertible Redeemable Preferred Stock (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.9	Indenture, dated as of March 15, 2000, between XM Satellite Radio Inc. and United States Trust Company of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

4.10	Form of 14% Senior Secured Note of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

Exhibit No.	Description
4.13	Rights Agreement, dated as of August 2, 2002, between XM and Equiserve Trust Company as Rights Agent (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on August 2, 2002).

4.14	Indenture, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.15	Security Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, and The Bank of New York (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.16	Amended and Restated Security Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and The Bank of New York (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.17	Intercreditor and Collateral Agency Agreement (General Security Agreement), dated as of January 28, 2003, by and among the Noteholders named therein, The Bank of New York, as trustee, General Motors Corporation, OnStar Corporation and The Bank of New York, as collateral agent (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.18	Intercreditor and Collateral Agency Agreement (FCC License Subsidiary Pledge Agreement), dated as of January 28, 2003, by and among the Noteholders named therein, The Bank of New York, as trustee, General Motors Corporation, OnStar Corporation and The Bank of New York, as collateral agent (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.19	Warrant Agreement, dated as of January 28, 2003, between XM Satellite Radio Holdings Inc. and The Bank of New York (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.20	Amended and Restated Amendment No. 1 to Rights Agreement, dated as of January 22, 2003, by and among XM Satellite Radio Holdings Inc. and Equiserve Trust Company, N.A. (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.21	Form of 10% Senior Secured Discount Convertible Note due 2009 (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.22	Global 14% Senior Secured Discount Note due 2009 (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.23	Global Common Stock Purchase Warrant (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.25	Second Supplemental Indenture, dated as of December 23, 2002, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 15, 2003).

4.26	Third Supplemental Indenture, dated January 27, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.27	Indenture, dated as of June 17, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and The Bank of New York, as trustee (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.28	Form of 12% Senior Secured Note due 2010 (incorporated by reference to Exhibit A to Exhibit 4.27 hereof).

4.29	First Supplemental Indenture, dated as of June 12, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.30	First Amendment to Security Agreement, dated as of June 12, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.31	Warrant to purchase XM Satellite Radio Holdings Inc. Class A Common Stock, dated July 31, 2003, issued to Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

Exhibit No.	Description
4.32	Amendment No. 2 to Rights Agreement between XM Satellite Radio Holdings Inc. and Equiserve Trust Company, N.A. (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on April 21, 2004).

4.33	Indenture, dated as of April 20, 2004, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and The Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on April 23, 2004).

4.34	Registration Rights Agreement, dated as of April 20, 2004, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., and Bear, Stearns & Co. Inc., Banc of America Securities LLC, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and UBS Securities LLC (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on April 23, 2004).

4.35	Form of Senior Secured Floating Rate Note due 2009 (incorporated by reference to Exhibit A to Exhibit 4.33 hereof).

10.1*	Third Amended and Restated Shareholders and Noteholders Agreement, dated as of June 16, 2003, by and among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.2	Second Amended and Restated Registration Rights Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Holdings Inc. and certain shareholders and note holders named therein (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.3^*	Technology Licensing Agreement by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999.

10.4*	Second Amended and Restated Distribution Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and OnStar Corporation, a division of General Motors Corporation (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.5^	Form of Indemnification Agreement between XM Satellite Radio Holdings Inc. and each of its directors and executive officers.

10.6	1998 Shares Award Plan (incorporated by reference to XM’s Registration Statement on Form S-8, File No. 333-106827).

10.7^	Form of Employee Non-Qualified Stock Option Agreement.

10.8	Employee Stock Purchase Plan (incorporated by reference to XM’s Registration Statement on Form S-8, File No. 333-106827).

10.9^	Non-Qualified Stock Option Agreement between Gary Parsons and XM Satellite Radio Holdings Inc., dated July 16, 1999.

10.10^	Non-Qualified Stock Option Agreement between Hugh Panero and XM Satellite Radio Holdings Inc., dated July 1, 1998, as amended.

10.11^	Form of Director Non-Qualified Stock Option Agreement.

10.12*	Joint Development Agreement, dated February 16, 2000, between XM Satellite Radio Inc. and Sirius Satellite Radio Inc. (incorporated by reference to XM’s quarterly report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 12, 2000).

10.13	XM Satellite Radio Holdings Inc. Talent Option Plan (incorporated by reference to XM’s Registration Statement on Form S-8, File No. 333-65022).

10.14	Loan and Security Agreement, dated as of August 24, 2001, by and between Fremont Investment & Loan and XM 1500 Eckington LLC (incorporated by reference to Holdings’ quarterly report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 13, 2001).

10.15	Limited Recourse Obligations Guaranty, dated as of August 24, 2001, by XM Satellite Radio Holdings Inc. in favor of Fremont Investment & Loan (incorporated by reference to XM’s quarterly report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 13, 2001).

10.16	Assignment and Novation Agreement, dated as of December 5, 2001, between Holdings, XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on December 6, 2001).

Exhibit No.	Description
10.17*	Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Amendment No. 1 to XM’s Registration Statement on Form S-3, File No. 333-89132).

10.18*	Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated as of December 5, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on December 6, 2001).

10.19	Amended and Restated Note Purchase Agreement, dated as of June 16, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.20	Amendment No. 1 to Note Purchase Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.21	Amended and Restated Director Designation Agreement, dated as of February 1, 2003, by and among XM Satellite Radio Holdings Inc. and the shareholders and note holders named therein (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003).

10.22	GM/DIRECTV Director Designation Agreement, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc., General Motors Corporation and DIRECTV Enterprises LLC (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.23	Amended and Restated Assignment and Use Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and XM Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.24	Credit Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., as a borrower, and XM Satellite Radio Holdings Inc., as a borrower, and General Motors Corporation, as lender (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.25	Employment Agreement, dated as of June 21, 2002, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Joseph J. Euteneuer (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002).

10.26	Form of Employment Agreement, dated as of March 20, 2003, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Hugh Panero (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003).

10.27	Form of Employment Agreement, dated as of March 20, 2003, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Gary Parsons (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003).

10.28	Form of 2003 Executive Stock Option Agreement (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003).

10.29*	Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.30*	July 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.31*	Contract for Launch Services, dated August 5, 2003, between Sea Launch Limited Partnership and XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

Exhibit No.	Description
10.32	Amendment No. 1 to Amended and Restated Director Designation Agreement, dated as of September 9, 2003, by and among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to XM’s Quarterly Report in Form 10-Q for the quarter ended September 30, 2003 filed with the SEC on November 12, 2003).

10.33	December 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004).

10.34	First Amendment to Credit Agreement, dated January 13, 2004, by and between XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and General Motors Corporation (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004).

10.35	First Amendment to Second Amended and Restated Distribution Agreement, dated as of January 13, 2004, by and among OnStar Corporation, XM Satellite Radio Holdings Inc., and XM Satellite Radio Inc. (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004).

10.36	Form of Amendment to Third Amended and Restated Shareholders and Noteholders Agreement, dated as of January 13, 2004, by and among XM Satellite Radio Holdings Inc. and the parties thereto (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004).

10.37	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing, from XM 1500 Eckington LLC to Elisabeth Zajic for the benefit of Merrill Lynch Mortgage Lending, Inc., dated as of August 9, 2004 (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.38	Form of Amended and Restated Secured Promissory Note, made as of August 9, 2004, by XM 1500 Eckington LLC in favor of Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.39	Form of Indemnity and Guaranty Agreement, made as of August 9, 2004, by XM Satellite Radio Holdings Inc. in favor of Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.40	Form of Employment Agreement, dated as of August 6, 2004, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Gary Parsons (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.41	Form of Employment Agreement, dated as of August 6, 2004, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Hugh Panero (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.42	Form of 2004 Non-Qualified Stock Option Agreement (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

^	Incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-83619.
*	Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

(b)	Reports on Form 8-K.

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

XM SATELLITE RADIO INC.
(Registrant)

August 16, 2004	By:	/s/ HUGH PANERO
Hugh Panero,
President and Chief Executive Officer (principal executive officer)

XM SATELLITE RADIO INC.
(Registrant)

August 16, 2004	By:	/s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)