Form 10-K
period 2004-12-31
XM SATELLITE RADIO INC
filed 2005-03-30
CIK 1116317

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2004 is $0.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of February 28, 2005)
COMMON STOCK, $0.10 PAR VALUE	125 SHARES (all of which are issued to XM Satellite Radio Holdings Inc.)

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Annual Meeting of Stockholders of XM Satellite Radio Holdings Inc., our parent company, to be held on May 26, 2005, to be filed within 120 days after the end of XM Satellite Radio Holdings Inc.’s fiscal year, are incorporated by reference into Part III, Items 10-14 of this Form 10-K. Our board of directors and executive officers are identical to those of XM Satellite Radio Holdings Inc.

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

EXPLANATORY NOTE

This annual report is filed by XM Satellite Radio Inc. (“Inc.” or “the Company”). Inc. is a wholly-owned subsidiary of XM Satellite Radio Holdings Inc. (“XM” or “Holdings”). Unless the context requires otherwise, the terms “we,” “our” and “us” refer to Inc. and its subsidiaries.

This annual report and all other reports and amendments filed by us with the SEC can be accessed, free of charge, through our website at http://www.xmradio.com/investor/investor_financial_and_company.html on the same day that they are electronically filed with the SEC.

PART I

ITEM 1. BUSINESS

We are America’s leading satellite radio service company, providing music, entertainment and information programming for reception by vehicle, home and portable radios nationwide and over the internet for a monthly subscription fee to over 3.2 million subscribers as of December 31, 2004. We believe XM Radio appeals to consumers because of our innovative and diverse programming, nationwide coverage, commercial-free music channels and digital sound quality.

The full 2005 channel lineup now includes more than 150 channels, featuring over 65 commercial-free music channels; 30 news, talk and variety channels; 31 sports channels; 21 instant traffic and weather channels; one emergency alert channel; and premium channels available for an additional fee. We are continuing to add new and innovative programming to our line-up in many different areas. Beginning with the 2005 season, we are the Official Satellite Radio Network of Major League Baseball (MLB) and offer a 24x7 MLB channel as well as play-by-play channels, including Spanish-language broadcasts. We also have added Fox baseball anchor Kevin Kennedy and sports journalist Tony Kornheiser to our sports programming line-up for 2005, and we will continue our broadcast of football and men’s and women’s basketball games from the Atlantic Coast, Pacific-10 and Big Ten Conferences. In October 2004, we debuted a new channel, XM Public Radio, which features award-winning radio broadcaster Bob Edwards. We frequently add new music programming, and in fall 2004 launched exclusive music programs that feature Tom Petty, Snoop Dogg, Quincy Jones, Bonnie Raitt and other artists. Another of our new channels, launched in October 2004, features talk radio personalities Opie and Anthony. Our traffic and weather channels, introduced in early 2004, report continuously updated information from 21 major markets such as New York, Los Angeles, Chicago and Washington, DC.

Our targeted market has been over 200 million registered vehicles in the United States along with over 100 million households in the United States. Since our nationwide launch on November 12, 2001, we have built our subscriber base through multiple distribution channels, including an exclusive factory-installation distribution arrangement with General Motors, arrangements with Honda, other automotive manufacturers and car audio dealers for factory and dealer installation, and arrangements with national electronics retailers which focus both on car radios and on radios for home and portable use.

Broad distribution of XM Radio through the new automobile market is a central element of our business strategy. XM Radio is currently available in over 120 new vehicle models. Through an exclusive arrangement with us, General Motors, a major investor in our company, currently offers XM Radio in various makes and models, including passenger cars, light trucks and SUVs, and for the 2005 model year expanded the XM Radio, factory-installed option to over 50 vehicle lines, including HUMMER, Buick, Cadillac, Chevrolet, GMC, Pontiac, Saab and Saturn brand vehicles. In December 2004, General Motors announced that it had signed up its one millionth XM subscriber. Honda, a major investor in our company, currently offers XM Radio in certain Honda and most Acura models as a factory-installed feature and other Honda models as a dealer-installed option. Toyota/Lexus/Scion, Nissan/Infiniti, Isuzu and Volkswagen/Audi offer XM Radio as a dealer-installed option in numerous popular makes and models. Volkswagen, Audi and Porsche also offer XM Radio as a factory-installed feature in multiple 2005 models. In December 2004, we announced that Toyota has selected XM as its supplier for satellite delivered data services for Toyota, Lexus and Scion vehicles. Toyota will also offer XM radios as a factory-installed option in Toyota and Lexus vehicles starting in 2006. Toyota will expand the number of models offering XM as a dealer-installed option in 2005. In addition, in 2005, Nissan chose XM to supply satellite-delivered data and telematics services, such as in-vehicle messaging and XM NavTraffic.

XM radios are available in the aftermarket under the Delphi, Pioneer, Alpine, Audiovox, Sony and Polk brand names at national consumer electronics retailers, such as Best Buy, Circuit City, Wal-Mart and other national and regional retailers. These radios and other mass market products support our service in the automobile, home and portable markets.

As part of our strategy to make XM Radio available everywhere, we introduced in fall 2004 an on-line service through which more than 70 of our channels can be received over the Internet, including through Microsoft’s Windows Media Player 10 and Windows XP Media Center Edition 2005. We also offer XM NavTraffic, the nation’s first real-time satellite traffic data service, for 20 major metropolitan cities across the United States for a monthly fee and XM WX satellite weather service, a real-time graphical data weather service provided to the marine and aviation markets.

We have also created brand awareness through the many ways in which potential subscribers can experience the XM service. The XM radios in General Motors’ vehicles come pre-activated with service so GM’s dealers can offer the XM experience to new car prospects during vehicle test drives and to new car purchasers during the vehicle delivery process. The XM service is available as a trial to GM new vehicle buyers, and GM’s own internal research indicates that GM vehicle buyers provide demonstrations, on average, seven times during the first 60 days of vehicle ownership. XM Radio is also available in many AVIS, Alamo and National rental cars. Also announced in 2004, with service to commence in 2005, XM Radio will be available on JetBlue and AirTran airplanes, which serve over 20 million passengers per year. During 2004 we announced an exclusive multi-year strategic marketing alliance with Starbucks, which included the launch of the Starbucks Hear Music channel on XM.

We transmit the XM Radio signal throughout the continental United States from our two satellites XM Rock and XM Roll. In February 2005 we launched our third satellite (XM-3), to be placed into one orbital slot. We will then move XM Roll to be collocated with XM Rock in the other orbital slot. In 2007, we plan to launch another satellite (XM-4) to replace the collocated XM Rock and XM Roll. We also have a network of approximately 800 terrestrial repeaters, which receive and re-transmit the satellite signals in 60 cities to augment our satellite signal coverage where it might otherwise be affected by buildings, tunnels or terrain. We hold one of only two licenses issued by the Federal Communications Commission to provide satellite digital audio radio service in the United States.

Recent Developments

Changes to Our Service. On February 28, 2005, we announced that we are expanding our basic service package and that the monthly subscription price for our basic service will increase to $12.95 beginning April 2, 2005. Existing subscribers may lock in the current $9.99 monthly rate with a one-year period plan and deeper discounts with a two, three, four or five-year prepaid plan until April 2, 2005. The expanded basic service will include the Internet service XM Radio Online (previously $3.99 per month) and the High Voltage Channel (previously $1.99 per month), both of which were premium services prior to this change.

Launch of XM-3. We recently announced the successful launch of our XM-3 satellite. Liftoff occurred on February 28, 2005 at 10:51 pm EST off the Sea Launch Odyssey Launch Platform in open waters of the Pacific Ocean on the equator. The XM-3 satellite was inserted into an optimized geosynchronous transfer orbit; at the present time the satellite is being raised into a geostationary orbit, utilizing its own power, where it will undergo in-orbit testing, and then be moved to its operating orbital slot at approximately 85 degrees West Longitude. The initial handover should occur in the late March/April timeframe.

The Market For Satellite Radio

Based on our experience in the marketplace to date, as well as market research, we believe that there is a significant market for our satellite radio service.

Initial Marketplace Results

Consumer response to our service has been positive. As of December 31, 2004, we had over 3.2 million subscribers. In 2003, we surpassed 1 million subscribers making us the second fastest mass market technology product to achieve 1 million subscribers (according to Greystone Communications, Yankee Group). Importantly, we have achieved this subscriber growth while spending significantly less in costs to acquire a new subscriber (CPGA costs) than we had originally projected. A more in-depth discussion of our CPGA costs can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We have also received positive feedback from our subscribers. In three recent studies, 90% or more of our subscribers report being “extremely” or “very” satisfied with XM (Q1 Brand Tracking Study, 2005 Price/Product Choice Model and 2005 Segmentation Study). We have also found a broad appeal of our service across age groups, with people in their twenties, thirties, forties and fifties each representing comparable percentages of XM subscribers.

Marketing

Our marketing strategy is designed to build awareness and demand among potential subscribers in our target markets and the advertising community. Our strategy also includes providing potential subscribers with the opportunity to experience the XM service, because it is available to new car prospects during vehicle test drives of XM-enabled General Motors and Honda vehicles, on approximately 27,000 AVIS rental cars, and many Alamo and National rental cars. XM is currently available on AirTran airplanes and will be available on Jet Blue planes later this year. Jet Blue and AirTran serve over 20 million passengers per year.

We promote XM Radio as the leader in the satellite radio category, offering appealing features compared to traditional radio. Our ongoing advertising and promotional activities include television, radio and print advertising and distributing sample programming and marketing materials at retail outlets, concert venues, motor sports events and on the Internet to generate consumer interest. General Motors and Honda continue to sponsor national and local print and television advertising that features the XM logo and message. In 2005 we will add promotional advertising featuring our new status as the Official Satellite Radio Network of Major League Baseball.

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

Distribution

We market our satellite radio service through several distribution channels including automotive manufacturers and dealers, national and regional electronics retailers, car audio dealers and mass retailers and rental car companies.

Automotive Manufacturers and Dealers. XM Radio is currently available as original equipment in over 120 new vehicle models.

Exclusive Distribution Agreement with General Motors. Under our agreement with OnStar Corporation, a subsidiary of General Motors, for a 12-year period ending in September 2013, General Motors will exclusively distribute and market the XM Radio service and install XM radios in General Motors vehicles. General Motors sold over 4.8 million automobiles in 2004, which represented more than 27% of the United States automobile market. General Motors currently offers XM Radio in over 50 vehicle lines of the 2005 model year, including passenger cars, light trucks and SUVs. GM factory installs the XM Radio option in HUMMER, Buick, Cadillac, Chevrolet, GMC, Saturn, Saab and Pontiac brand vehicles. In December 2004, General Motors announced that it had signed up its one millionth XM subscriber. General Motors has made XM radios available in diverse price categories, ranging from the Chevy Cobalt to the Cadillac Escalade. Under this agreement, we have substantial payment obligations to General Motors, including substantial guaranteed fixed payment obligations (2007 to 2009). General Motors (together with the Sub-Trust of the General Motors Welfare Benefit Trust) is a major investor in XM.

Honda. Honda currently offers XM Radio in 12 models, including the Honda Accord EX, Hybrid, Odyssey, Ridgeline, and Element and Acura RL, TL, TSX and MDX as a factory-installed feature and in the Pilot, S2000, CR-V and other Accord models as a dealer-installed option. During 2004, Acura introduced AcuraLink TM, which utilizes XM’s NavTraffic service to provide drivers real time traffic information for freeways in 20 major metropolitan areas. AcuraLink TM is factory installed on all 2005 model year Acura RL’s. American Honda is a major investor in our company.

Toyota. During 2004, Toyota and XM entered into a distribution agreement whereby Toyota, Lexus and Scion will begin offering XM radio and traffic data services as a factory installed option beginning with their 2006 model year vehicles. Toyota currently offers XM radio as a dealer-installed option in 12 models including the Camry, Land Cruiser, Scion xA, and xB and xC and Lexus LS 300, LS 430 and LX 470.

Other Automobile and Truck Manufacturers. Nissan/Infiniti, Isuzu and Volkswagen/Audi offer XM Radio as a dealer-installed option in numerous popular makes and models, including the Nissan Pathfinder and Titan, Infiniti G35 and FX45, the Audi A4, S4, A6 and allroad quattro, and the Volkswagen Beetle and Jetta. Nissan recently chose XM to supply satellite-delivered data and telematics services, such as in-vehicle messaging and XM NavTraffic. We are continuing to seek additional distribution agreements with other car manufacturers as well as large independent dealer groups. We are educating automobile dealers about XM Radio to develop sales and promotional campaigns that promote XM radios to new car buyers. In addition, we have relationships with Freightliner Corporation and Pana Pacific, and XM radios are available in Freightliner and Peterbilt trucks. Volkswagen, Audi, and Porsche also offer XM Radio as a factory-installed feature in multiple 2005 models.

National and Regional Retail Electronics Distributors. XM radios and XM-ready radios are available under the Delphi, Pioneer, Alpine, Panasonic and Sony brand names and are marketed and distributed together with the XM Radio service through major consumer electronics retail channels, including Best Buy, Circuit City, Wal-Mart and other national and regional retailers. We develop in-store merchandising materials, including end-aisle displays for several retailers, and train the sales forces of all major retailers.

Brand Awareness and Other Distribution Arrangements.

Rental Cars. XM service became available in June 2003 to Avis car rental customers in 30 major cities nationwide. During 2004, XM service also became available to National and Alamo car rental customers. Rental car companies currently offer XM service in approximately 27,000 vehicles.

Airplanes. XM Radio is now available on AirTran airplanes and will become available on Jet Blue planes later in 2005.

Expanding Product Configurations. Beginning in 2004, a third generation of XM Radios, reflecting enhanced features and lower cost, became available to consumers.

In 2004, we introduced the XM Delphi XM2go MyFi, the first personal, portable satellite radio. The hand-held MyFi enables users to enjoy XM Radio in two ways: a “live” listening mode and a “memory” mode. The MyFi’s live mode enables users to listen live to all of XM’s channels. MyFi’s memory mode—called “My XM”—allows users to store five hours or more of XM content, even when the unit is not in use. Two additional XM2go products will be available in 2005 under the Pioneer and Tao brand names. In fall 2004, Delphi introduced the SKYFi2, the follow-up to the successful SKYFi, a plug and play device that can be adapted for home, automobile or portable use (boom box) that was introduced in 2002. The SKYFi2 features “pause” and “replay” functions, a first in the satellite radio industry. In November 2004, Polk Audio introduced a component tuner for use with existing premium home audio systems. In August 2004, Audiovox introduced the XR9, a plug-and-play device that features a wireless FM modulator to allow for listening on any FM radio and is capable of displaying up to 20 customized stock quotes. In May 2004, Delphi introduced the industry’s smallest satellite radio, the XM Roady2, a new third generation plug-and-play device with built-in wireless FM adapter for easy connection to any car or home radio as well as the first receiver capable of displaying up to 20 customized stock quotes. Delphi has begun offering the Delphi CD Audio System, the industry’s first boom box capable of playing AM/FM radio, XM radio, compact discs and MP3 files.

In October 2004, we commenced offering an online music service, offering internet users more than 65 XM commercial-free channels. In 2005, we will be offering XM NavTraffic, the nation’s first satellite traffic data service, for 20 major metropolitan cities across the United States.

To facilitate attractive pricing for retail radio and automobile consumers, we have financial arrangements with certain radio manufacturers that include our subsidizing of certain radio component parts. We are pursuing additional agreements for the manufacture and distribution of XM radios for the home and portable markets.

The XM Satellite Radio Service

Our satellite radio channel offering includes channels designed to appeal to different groups of listeners, including urban and rural listeners of different ages, and to specific groups that our research has shown are most likely to subscribe to our service, and thereby aggregate a large potential audience for our service. In addition to providing radio formats that are appealing to different groups, in every format we deliver we strive to provide an entertaining or informative listening experience.

The following is a list of channels included in our satellite radio service offering as of March 1, 2005.

	Channel Name	Channel Description
Preview	XM Preview	XM Preview

Decades	The 40s	Big Band/Swing/Forties
	The 50s	Fifties Hits
	The 60s	Sixties Hits
	The 70s	Seventies Hits
	The 80s	Eighties Hits
	The 90s	Nineties Hits

Country	America	Classic Country
	Nashville!	90s & Today
	X Country	Progressive Country
	Hank’s Place	Traditional Country
	Bluegrass Junction	Bluegrass
	The Village	Folk
	Highway 16	Top Country Hits

Pop & Hits	Top 20 on 20	Top 20 Hits
	KISS	Pop Hits
	MIX	Contemporary Hits
	The Heart	Love Songs
	Sunny	Beautiful Music
	The Blend	Adult Contemporary
	Cinemagic	Movie Soundtracks
	On Broadway	Show Tunes
	U-Pop	Euro & Global Chart Hits

Christian	The Torch	Christian Rock
	The Fish	Christian Pop
	Spirit	Gospel

Rock	Deep Tracks	Deep Album Rock
	Boneyard	Hard Rock
	XMU	New Music
	Fred	Deep Classic Alternative
	XM Café	Modern/Soft Alternative
	Top Tracks	Classic Rock
	Ethel	90s & Today’s Alternative
	Squizz	Hard Alternative
	The Loft	Acoustic/Rock
	Music Lab	Jambands/Progressive

	Channel Name	Channel Description
	Unsigned!	Unsigned Artists
	Fungus	Punk/Hardcore/Ska
	Lucy	Classic Alternative Hits

Hip Hop/Urban	Soul Street	Classic Soul
	The Flow	Neo Soul
	Suite 62	Urban Adult
	The Groove	Old School R&B
	The Rhyme	Classic Hip-Hop/Rap
	RAW	Uncut Hip-Hop
	The City	Urban Top 40

Jazz & Blues	Real Jazz	Traditional Jazz
	Watercolors	Contemporary Jazz
	Beyond Jazz	Modern Jazz
	Frank’s Place	Great Vocals/Standards
	Bluesville	Blues

Lifestyle	Hear Music	Starbucks Music
	Fine Tuning	Eclectic
	Audio Visions	New Age

Dance	The Move	Underground Dance
	BPM	Dance Hits
	The System	Electronica
	Chrome	Disco

Latin	Alegria	Latin Pop Hits
	Aguila	Regional Mexican
	Caliente	Salsa/Caribbean
	Luna	Latin Jazz

World	World Zone	World
	The Joint	Reggae
	Ngoma	African

Premium	Playboy Radio	Adult
	High Voltage	Opie & Anthony

Classical	XM Classics	Traditional Classical
	Vox	Opera/Classical Vocals
	XM Pops	Popular Classical

Kids	Radio Disney	Children
	XM Kids	Children

News	Fox News	News
	CNN	News
	CNN Headline News	News
	ABC News & Talk	News & Talk
	The Weather Channel	24 Hr. Weather Radio
	CNBC	Network
	Bloomberg Radio	Business News
	MSNBC	News & Business
	BBC World Service	News
	C-SPAN Radio	World Affairs
	XM Public Radio	US Gov’t & Public Affairs Public Radio
	CNN en Español	News in Spanish

Sports	ESPN Radio	Sports Talk/Play-by- Play
	ESPN News	Sports News
	Fox Sports Radio	Sports News Talk
	The Sporting News	Sports Talk
	NASCAR Radio	NASCAR Racing
	NASCAR Radio 2	In-Car Driver/Crew Audio
	College Sports—ACC	ACC Sports
	College Sports—ACC	ACC Sports
	College Sports—ACC	ACC Sports
	College Sports—PAC-10	PAC-10 Sports
	College Sports—PAC-10	PAC-10 Sports
	College Sports—PAC-10	PAC-10 Sports
	College Sports—Big Ten	Big Ten Sports
	College Sports—Big Ten	Big Ten Sports
	College Sports—Big Ten	Big Ten Sports
	MLB Home Plate	24x7 MLB talk & updates
	MLB play-by-play en Espanol	MLB play-by-play in Spanish
	Major League Baseball	MLB play-by-play
	Major League Baseball	MLB play-by-play
	Major League Baseball	MLB play-by-play
	Major League Baseball	MLB play-by-play
	Major League Baseball	MLB play-by-play
	Major League Baseball	MLB play-by-play

	Channel Name	Channel Description
	Major League Baseball	MLB play-by-play
	Major League Baseball	MLB play-by-play
	Major League Baseball	MLB play-by-play
	Major League Baseball	MLB play-by-play
	Major League Baseball	MLB play-by-play
	Major League Baseball	MLB play-by-play
	Major League Baseball	MLB play-by-play
	Major League Baseball	MLB play-by-play

Comedy	XM Comedy	Comedy
	Laugh USA	Family Comedy

Talk & Variety	Extreme XM	Extreme Talk
	MTV	MTV Radio
	VH1	VH1 Radio
	Discovery Radio	Real Life Stories & News
	E!	Entertainment News
	Sonic Theater	Books & Drama
	Radio Classics	Old Time Radio
	Ask	Experts & Advice
	America Right	Talk & Opinion
	America Left	Progressive Talk
	The Power	African American Talk
	Family Talk	Christian Talk
	XM Live	Special Events
	Open Road	Truckers’ Channel

Instant Traffic and Weather	Boston
New York City
Philadelphia
Baltimore
Washington, DC
Pittsburgh
Detroit
Chicago
St. Louis
Minneapolis /St. Paul
Seattle
San Francisco
Los Angeles
San Diego
Phoenix
Dallas/Ft. Worth
Houston
Atlanta
Tampa/St. Petersburg
Orlando
Miami/Ft. Lauderdale
	Emergency Information XM Emergency Alert 24/7	Emergency Information

Hallmarks of our satellite radio channel lineup include:

Broad range of music genres—commercial free—and live radio entertainment. We offer over 65 channels of music-oriented entertainment. Each channel is programmed in its own distinct format, many generally not previously available on radio, and some newly created by us to appeal to emerging listening tastes. In early 2004, we shifted our approach to music programming, eliminating commercial advertisements on all of our music channels to enhance the listening experience.

        Musical formats unavailable in many terrestrial radio markets. XM Radio offers many music formats that are popular but currently unavailable in many markets. More than 64% of all commercial radio stations in markets measured by Arbitron use one of only five programming formats: country; adult contemporary; news/talk/sports; oldies; or religious. Furthermore, the number of radio stations available to many consumers in their local market is limited in comparison to the 150 channels (plus premium channels), we offer on a nationwide basis. We offer many types of music with significant popularity, as measured by recorded music sales and concert revenues, that are unavailable in many traditional AM/FM radio markets. Such music includes classical recordings and popular blues music that have retail appeal but are not commonly played on traditional AM/FM radio. Recorded music sales of niche music formats such as classical, jazz, movie and Broadway soundtracks, religious programming, new age, children’s programming and others comprised up to 22% of total recorded music sales in 2003. We have channels devoted to all of these formats and many other popular musical styles that are not currently heard in many small and medium sized markets, such as heavy metal, modern electronic dance, disco and blues.

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

Sports and Entertainment Programming. We offer a broad array of sports and variety programming, including sports talk, ESPN Radio and ESPN News, the nation’s only dedicated NASCAR channels, three comedy channels, and an old-time radio channel. Our NASCAR, MTV and VH1 channels are exclusive to XM Radio. The ESPN Radio channel includes play-by-play NBA and Major League Baseball games including the all-star games, playoffs, championships and World Series; and the channel also carries the college football Bowl Championship Series games. Our ACC, PAC–10 and Big Ten channels offer college football and basketball games.

In 2004, we announced a multi-year agreement with Major League Baseball (MLB) to broadcast MLB games live nationwide, and to become the Official Satellite Radio provider of Major League Baseball. The agreement also grants us the rights to use the MLB silhouetted batter logo and the collective marks of all 30 MLB clubs. For the 2005 through 2012 baseball seasons, we will carry both the regular season and the post-season MLB schedule of games, including the World Series. We have created a major league baseball channel featuring original content, classic MLB games and other archived MLB material and intend to include all MLB programming in our basic service package. We will pay MLB up to $50 million for 2005 and $60 million per year thereafter through 2012, with $120 million to be deposited into escrow in 2005. MLB has the option to extend the agreement for the 2013, 2014 and 2015 seasons, at the same $60 million annual compensation rate. We will also make incentive payments to MLB for XM subscribers obtained through MLB and baseball club verifiable promotional programs.

This type of programming is not available in many radio markets and we believe it makes our service appealing to dedicated sports fans and listeners whose tastes are not served by existing AM/FM radio stations.

Local Traffic and Weather Programming. Beginning March 1, 2004, we launched our Instant Traffic and Weather service, a set of audio channels dedicated to keeping drivers and other listeners informed with in-depth up-to-the-moment updates on traffic and weather conditions in local markets. Each market served has a dedicated channel, so listeners can tune to the channel/city of their choice and rely on instant traffic and weather to help aid their driving and planning decisions. These channels repeat weather and traffic information in a pattern familiar to listeners. Markets served include Baltimore, Chicago, Dallas/Ft. Worth, Detroit, Houston, Los Angeles, New York City, Orlando, Philadelphia, Phoenix, Pittsburgh, San Francisco/Oakland, St. Louis, Tampa, Washington DC, Boston, Minneapolis/St. Paul, Seattle, San Diego, Atlanta and Miami. The data is provided by Mobility Technologies for traffic information and by The Weather Channel for weather information. We create the audio for the channels from our headquarters facility in Washington DC. We believe this is a valuable part of our service offering and that it offers several key advantages over what is currently available on terrestrial radio. These include near instant availability due to the pattern of repeating information frequently, 24/7 availability of the service and wider availability as compared to terrestrial broadcasts available only to drivers within the coverage area.

A wide range of popular talk radio stars. Over the last two decades talk radio has emerged as a major component of radio listening. We showcase many well-known talk radio personalities on our channels, including Bob Edwards, Bill O’Reilly, Sean Hannity, Michael Reagan, Al Franken, Janeane Garofolo, Phil Hendrie, Art Bell, Bruce Williams, Glenn Beck and many others.

State-of-the-art facilities. We create most of our music channels (as well as most of our comedy and children’s channels, NASCAR radio and the Open Road trucker channel) at our studio facilities in Washington DC, midtown Manhattan in New York City, and in Nashville at the Country Music Hall of Fame and Museum. These interconnected facilities comprise an all digital radio complex that is one of the world’s largest, with over 80 sound-proof studios of different configurations. The studios tap a centralized digital database of over 200,000 CDs and more than 1.5 million recordings. We also have two performance studios for visiting artist interviews and performances.

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

New Services

In October 2004, we introduced XM Radio Online, an internet radio service with access to all of XM’s commercial-free music channels plus two music channels available only on the internet. XM Radio Online also features two of XM’s comedy channels, the Opie & Anthony channel and “The Bob Edwards Show” from XM Public Radio. In April 2005, XM will expand its basic service to include the Internet Service XM Radio Online (previously $3.99 per month) and the High Voltage Channel, featuring the talk radio duo Opie & Anthony (previously $1.99 per month).

In fall 2004, we introduced XM NavTraffic, the nation’s first satellite traffic data service. XM NavTraffic delivers current traffic information directly to a vehicle navigation system and displays local traffic data for the driver’s personal route. The driver is able to see the traffic speed for specific roads, accident locations, road closures and other incidents on the navigation map. XM NavTraffic also suggests alternate routes based on the current traffic conditions. Powered by NAVTEQ Traffic, XM NavTraffic is available for 20 major metropolitan cities across the United States and is currently available as a standard feature of the 2005 Acura RL. In 2005, XM NavTraffic will be available in certain models of the Cadillac CTS and with certain aftermarket vehicle navigation systems. Honda recently announced that select models of its Ridgeline truck will come standard with XM NavTraffic.

Subscriber and Advertising Revenue

We primarily derive revenues from subscriber fees for our satellite radio service. We charge subscribers a monthly fee for over 150 channels of our programming. We also offer premium channels, which customers can subscribe to for an additional monthly fee. We offer family plan discounts to subscribers who have multiple XM radios. We also offer pre-paid multi-year subscription discounts.

We also derive some revenues from advertising. Our non-commercial free channels, including our traffic and weather channels, provide what we believe is an attractive advertising medium for national advertisers. We have advertising sales offices in several major media markets to sell directly to advertising agencies and media buying groups. We have sold advertising packages to a variety of advertisers and agencies, including Honda, ADT, AirTran, UPS, GM, Cingular, Citrix and Sam Goody.

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

Consumer Hardware

XM Radios. We transmit XM content throughout the continental United States to vehicle, portable, home and plug and play radios. Many of our radios are capable of receiving both XM content and traditional AM/FM stations. Beginning in the fall of 2004 we introduced the third generation of XM radios, offering enhanced features and more attractive pricing than earlier XM radios, as described above under the heading “Distribution—Brand Awareness and Other Distribution Arrangements.” We plan to continue to expand our product offerings in 2005 with the XM “Connect-and-Play” technology, new XM2go products and other offerings.

Common Receiver Platform for Satellite Radio. We have an agreement with Sirius Radio to develop a common receiver platform for satellite radios enabling consumers to purchase one radio capable of receiving both Sirius Radio’s and our services. The technology relating to the common receiver platform is being jointly developed and funded by the two companies, who will share ownership of it. The development of this common receiver platform is consistent with FCC rules requiring interoperability with both licensed satellite radio systems. As part of the agreement, each company has licensed to the other its intellectual property relating to the common receiver platform and its respective system.

Space Segment

Satellite System. Boeing Satellite Systems (BSS), has built, launched and delivered in-orbit two Boeing 702 high-power satellites for the XM Radio system. The satellites were launched on March 18, 2001 and May 8, 2001, respectively, and are transmitting the XM signal.

In light of a progressive degradation problem with the solar array output power of XM Rock and XM Roll, we launched our third satellite (XM-3) in February 2005, to be placed into one orbital slot. We will then move XM Roll to be collocated with XM Rock in the other orbital slot. In 2007, we plan to launch XM-4 to replace the collocated XM Rock and XM Roll. In this way, we will have replacement satellites in orbit and operating prior to the times XM Rock and XM Roll can no longer provide half service in collocated mode. We currently expect XM Rock and XM Roll to operate in collocated mode through the first quarter of 2008. Although we presently do not intend to launch XM-4 until 2007, we could launch the satellite shortly after completion. Our commitments regarding XM-3 and XM-4 are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Future Operating and Capital Resource Requirements.” With this plan, even if there is a problem putting XM-3 into operation, we believe we will be able to launch additional satellites prior to the time the solar array power problem might cause the broadcast signal strength to fall below minimum acceptable levels.

Based on the consistency of the degradation trends (with no substantial improvement to date) and continuing analyses by BSS and us, we adjusted the estimated useful lives of XM Rock and XM Roll, with effect from September 2002, to the period running through first quarter 2008 (approximately 6.75 years from launch). We will continue to monitor this situation carefully and may re-adjust the estimated useful lives of our in-orbit satellites based on future information.

In July 2004, we reached agreement with insurers covering 80% of the aggregate sum insured relating to the progressive degradation problem with the solar array output power of XM Rock and XM Roll. We received a settlement rate equal to 44.5% of the proportionate amount covered by each of these insurers, representing a total recovery of approximately $142 million. This settlement resolves any issues about the amount of loss sustained, includes a waiver by the settling insurance companies of any reductions based on salvage value, terminates any further risk to the settling insurers under the policies and ends any other rights the settling insurers might have with regard to XM Rock and XM Roll or revenues generated by our continuing use of those satellites. We have collected all amounts due under the settlement. The portion of the insurance proceeds related to claim payments was recorded as a reduction to the carrying values of XM Rock and XM Roll. In August 2004, we filed for arbitration to collect the remaining 20% of the sum insured utilizing the third-party dispute resolution procedures under the policy.

Satellite Transmission. Our satellites are deployed at 85 West Longitude and 115 West Longitude. At their designated orbital locations, the satellites receive audio signals from our programming center and retransmit the signals across the continental United States. The satellites are 30° apart in longitude in order to enhance the probability of clear line-of-sight communication between the satellites and XM mobile radios.

The transmission coverage areas, or footprints, of our satellites encompass the 48 contiguous states and nearby coastal waters. We have tailored these footprints to provide nearly uniform availability over the United States and to minimize transmission spillage across the United States borders into Canada and Mexico. Through a joint venture, we also have applied for a broadcast license in Canada.

Our satellites transmit audio programming within a 12.5 MHz bandwidth operating in the S-Band radio frequency spectrum that the FCC has allocated for our exclusive use. Megahertz is a unit of measurement of frequency. This 12.5 MHz bandwidth is subdivided into six carrier transmission signals, four signals transmitted from our satellites and two signals transmitted by the terrestrial repeater network. The audio programming for XM Radio is carried on two satellite signals, and the remaining two satellite signals and the terrestrial repeater signals repeat the audio programming to enhance overall signal reception. The transmission of higher quality sound requires the use of more kilobits per second than the transmission of lesser quality sound. We are currently using our allocated bandwidth in such a way as to provide over 150 channels in 2005.

Insurance. We bear the risk of loss for our satellites, and we have obtained insurance to cover that risk. We obtain launch and in-orbit insurance policies from global space insurance underwriters. These policies generally provide coverage for a total, constructive total or partial loss of the satellites that occurs during a period after launch. Our insurance will not cover the full cost of constructing, launching and insuring new satellites, nor will it protect us from the adverse effect on our business operations due to the loss of a satellite. Our policies contain standard commercial satellite insurance provisions, including standard coverage exclusions. Since we have settled our claim on XM Rock and XM Roll with most of our insurers under our in-orbit insurance policy, as described above under the heading “Space Segment—Satellite System”; XM Rock and XM Roll no longer have in-orbit coverage with the settling insurers. We acquired and paid for launch and in-orbit insurance in January 2005 in connection with the launch of XM-3.

Ground Segment

Satellite Control. Our satellites are monitored by telemetry, tracking and control stations and are controlled by a spacecraft control station. Each of the stations has a backup station. We have a contract with Telesat Canada, Inc., an experienced satellite operator, to perform the telemetry, tracking and control functions.

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

Competition

We face competition for both listeners and advertising dollars. In addition to pre-recorded entertainment purchased or playing in cars, homes and using portable players, we compete most directly with the following providers of radio or other audio services:

Sirius Satellite Radio

Our direct competitor in satellite radio service is Sirius Radio, the only other FCC licensee for satellite radio service in the United States. Sirius has announced that it had 1,143,258 subscribers as of December 31, 2004. Sirius broadcasts over 120 channels and offers certain programming that we do not offer. Sirius radio service is offered as an option on various car model brands, certain of which do not also offer XM radio.

Traditional AM/FM Radio

Our competition also includes traditional AM/FM radio. Unlike XM Radio, traditional AM/FM radio already has had a well established market for its services for many years and generally offers free broadcast reception paid for by commercial advertising rather than by a subscription fee. Also, many radio stations offer information programming of a local nature, such as local news and sports, which XM Radio cannot offer as effectively as local radio. The AM/FM radio broadcasting industry is highly competitive. Radio stations compete for listeners and advertising revenues directly with other radio stations within their markets on the basis of a variety of factors, including

•	program content;

•	on-air talent;

•	transmitter power;

•	source frequency;

•	audience characteristics;

•	local program acceptance; and

•	the number and characteristics of other radio stations in the market.

Currently, traditional AM/FM radio stations broadcast by means of analog signals, not digital transmission. We believe, however, that in the future traditional AM/FM radio broadcasters will be able to transmit digitally into the bandwidth occupied by current AM/FM stations. Digital broadcasting offers higher sound quality than traditional analog signals. iBiquity Digital recently received FCC approval to begin digital broadcasting in the AM and FM bands. Digital radio broadcast services have been expanding, and an increasing number of radio stations in the U.S. have begun digital broadcasting or are in the process of converting to digital broadcasting. The technology permits broadcasters to transmit as many as five stations per frequency. To the extent that traditional AM/FM radio stations adopt digital transmission technology such as that offered by iBiquity and to the extent such technology allows signal quality that rivals our own, any competitive advantage that we enjoy over traditional radio because of our digital signal would be lessened. Some radio stations also have begun reducing the number of commercials per hour, expanding the range of music played on the air and experimenting with new formats in order to compete more directly with satellite radio. Several major radio companies recently banded together to launch an advertising campaign designed to assert the benefits of traditional local AM/FM radio.

Internet Radio and Downloading Devices

Internet radio broadcasts have no geographic limitations and can provide listeners with radio programming from around the country and the world. According to an Arbitron study, 30 million Americans listened to internet radio each week in January 2004. Although we believe that the current sound quality of Internet radio is below standard and may vary depending on factors that can distort or interrupt the broadcast, such as network traffic, we expect that improvements from higher bandwidths, faster modems and wider programming selection may make Internet radio a more significant competitor in the future, in particular with our new XM Radio Online service.

There are a number of Internet-based audio formats in existence or in development that compete directly with XM Radio. For example, Internet users with the appropriate hardware and software can download sound files for free or for a nominal charge and play them from their personal computers or from specialized portable players or compact disk players. The Apple iPod is a portable digital music player that sells for approximately $100-$400 and allows users to download and purchase music through Apple’s iTunes Music Store, which features over 1 million songs and 8,000 audio books, as well as convert music on compact disc to digital files. Apple sold over 4.4 million iPods during its fiscal 2004 year. The iPod enables consumers to buy and store up to 10,000 songs. In addition, iPods are compatible with certain car stereos and various home speaker systems. Availability of music in the public MP3 audio standard has been growing in recent years with sound files available on the websites of online music retailers, artists and record labels and through numerous file sharing software programs. These MP3 files can be played instantly, burned to a compact disk or stored in various portable players available to consumers. Although presently available formats have drawbacks such as hardware requirements and download bandwidth constraints, which we believe would make XM Radio a more attractive option to consumers, Internet-based audio formats may become increasingly competitive as quality improves and costs are reduced.

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

Traffic News Services

A number of providers will also compete with the XM NavTraffic service. In December 2004, Sirius announced an agreement with NAVTEQ to provide real-time traffic data to vehicles over its satellite radio network. Initially, the service will cover 30 markets, with traffic information being integrated into new in-car navigation systems. The service will provide regularly updated traffic information and help select alternative routes. Clear Channel and Tele Atlas announced in 2004 that they are now able to deliver nationwide traffic information for the top 50 markets to in-vehicle navigation systems using RDS/TMC, the radio broadcast standard technology for delivering traffic and travel information to drivers. There are also services that provide real-time traffic information to Internet-enabled cell phones or other hand held devices, but these are available only in limited markets.

Regulatory Matters

XM Radio and Sirius Radio received licenses from the FCC in October 1997 to construct and operate satellite radio service systems. The FCC allocated 25 MHz for the service in a range of radio frequencies known as the S-Band, divided evenly between the two licensees.

As the owner of one of two FCC licenses to operate a commercial satellite radio service in the United States, we are subject to regulatory oversight by the FCC. The operation of our system is subject to significant regulation by the FCC under authority granted under the Communications Act and related federal law. Non-compliance by us with FCC rules and regulations could result in fines, additional license conditions, license revocation or other detrimental FCC actions. Any of these FCC actions may harm our business. There is no guarantee that the rules and regulations of the FCC will continue to support our business plan.

Our FCC licenses, including our satellite licenses, are held by a subsidiary wholly owned by XM Radio. We are authorized to operate four satellites. The license for the XM Rock satellite expires in March 2009. The license for the XM Roll satellite expires in May 2009. In February 2004, we applied to the FCC for authority to launch and operate XM-3 and XM-4 and to collocate XM Roll with XM Rock at the 115W orbital location. The FCC granted this application in January 2005. We need authority from the FCC to operate our satellites at their precise orbital locations. The license term for each of XM-3 and XM-4 is for eight years and will begin on the date we certify to the FCC that each satellite has been successfully launched and put into operation. We can seek authority from the FCC to operate our satellites beyond the expiration of their license terms. The U.S. government is responsible for coordinating our satellites through the International Telecommunication Union (ITU) and must make periodic filings at the ITU.

In April 2004, in response to our introduction of traffic and weather channels, the National Association of Broadcasters (NAB) filed a Petition for Declaratory Ruling asking the FCC to prohibit us and Sirius Radio from (i) offering “locally oriented” services on nationally distributed channels and (ii) using any technology that would permit delivery of content that would be aired on a receiver in one location that differs from content aired on a receiver in a different location. In November 2004, the NAB withdrew this Petition but also stated that it may file a similar Petition in the future.

The FCC has indicated that it may in the future impose public service obligations, such as channel set-asides for educational programming, on satellite radio licensees. In response to the NAB Petition for Declaratory Ruling, some entities have requested that the FCC take action to impose public service obligations on satellite radio licensees.

In August 2004, the FCC initiated a proceeding to determine whether it should extend Emergency Alert System (EAS) obligations to satellite radio operators. We cannot predict what EAS obligations the FCC will impose on us or whether we will be able to comply with these obligations without significant cost.

The FCC’s rules require interoperability with all licensed satellite radio systems that are operational or under construction. The FCC conditioned our license on certification by us that our final receiver design is interoperable with the final receiver design of the other licensee, Sirius Radio, which uses a different transmission technology than we use. We have previously certified and reconfirmed that we comply with this obligation. Although we believe that we are currently in compliance, the FCC has not expressly acknowledged our compliance. We have signed an agreement with Sirius Radio to develop a common receiver platform combining the companies proprietary chipsets, but we have not completed final design of an operational radio using this platform. If the FCC were to interpret the interoperability requirement in a manner that mandates a particular radio design, complying with this requirement could make the radios more difficult and costly to manufacture. In January 2005, the FCC asked us as well as Sirius to file a report detailing the current status of efforts to develop an interoperable receiver.

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

We are currently operating terrestrial repeaters pursuant to Special Temporary Authority (“STA”) granted by the FCC in September 2001. This STA authorizes us to operate our terrestrial repeaters for commercial service on a non-interference basis. Because the STA was conditioned on a non-interference basis, we are required to either reduce power or cease operating a repeater upon receipt of a written complaint of interference. One party that opposed XM Radio’s request for STA has filed an application for review of the decision granting us an STA asking the FCC to reverse the decision and deny XM Radio’s STA request. This Application for Review is pending. This STA expired on March 18, 2002. On March 11, 2002, we applied for an extension of this STA. Pursuant to the FCC’s rules, we are permitted to and have been continuing to operate our terrestrial repeaters pursuant to the STA pending a final determination on our extension request.

On November 26, 2003, we applied for STA to operate an additional forty-nine repeaters in new markets that are not authorized under our current STA to operate repeaters. This request was opposed by a coalition of WCS licensees claiming that grant of this request would result in interference and would prejudice the outcome of the final rules governing repeaters. Our request was granted in September 2004 over these objections. This STA expires in March 2005, but we can seek an extension.

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

We operate the communication uplinks between our satellites and earth stations in Washington, DC and Atlanta, GA in a band of radio frequencies that are used for several other services, such as fixed services, broadcast auxiliary services, electronic news gathering services, and uplink feeder links for mobile satellite services. The FCC has granted us licenses for these earth stations. The license for our Washington, DC earth station expires in March 2011 and the license for our Atlanta earth station expires in August 2019. We can seek authority from the FCC to extend these license terms.

We also need to protect our system from out-of-band emissions from licensees operating in adjacent frequency bands:

•	WCS licensees operating in frequency bands adjacent to the satellite radio’s S-Band allocation must comply with certain out-of-band emissions limits imposed by the FCC to protect satellite radio systems. These limits, however, are less stringent than those we proposed.

•	In July 2002, the FCC requested comment on a report issued by the National Telecommunications and Information Administration (“NTIA”) in which NTIA proposed to relocate current Department of Defense (“DOD”) operations from the 1710-1755 MHz band to the 2360-2395 MHz band. In the event that these DOD operations are relocated to the 2360-2395 MHz band, we and Sirius Radio jointly proposed that the FCC apply the same out-of-band emissions limits to these relocated users that are applied to WCS licensees. In November 2002, the FCC released an Order in this proceeding but did not address our concerns. We and Sirius Radio filed a Petition for Reconsideration of this decision asking the FCC to consider our concerns. This Petition was denied in September 2004 because, in July 2003, the FCC initiated a separate rulemaking proceeding to implement NTIA’s proposal to allow DOD and other Federal government agencies to operate in the 2360-2395 MHz band in which the FCC proposed to address our concerns. The FCC also proposed to expand the frequency band used for non-governmental aeronautical telemetry from 2360-2385 MHz to 2360-2395 MHz. In this rulemaking, the FCC sought comment on what out-of-band emissions limit is necessary to protect satellite radio reception from interference. We and Sirius Radio jointly filed Comments proposing that the FCC apply the same out-of-band emissions limit to new users in the 2360-2395 MHz band that is applied to WCS licensees. This proposal was opposed by non-governmental aeronautical telemetry operators that claimed that this out-of-band emissions limit is not necessary to protect satellite radio reception from interference. In October 2004, the FCC declined to adopt the out-of-band emission limit we jointly proposed with Sirius Radio and instead adopted a less stringent limit.

•	In February 2002, the FCC initiated a rulemaking proceeding regarding rules for future licensees in the 2385-2390 MHz band, which will be able to provide both fixed and mobile services. We proposed that the FCC apply the same out-of-band emission limits on these licensees that are applied to WCS licensees. In May 2002, the FCC issued a decision rejecting this proposal. In July 2002, we filed a Petition for Reconsideration of this decision which is pending. In July 2003, the FCC initiated a rulemaking proposing to reverse its previous decision to allow these new licensees to operate in the 2385-2390 MHz band. In October 2004, the FCC adopted its proposal.

Interference from other devices that operate on an unlicensed basis may also adversely affect our signal:

•	In April 1998, the FCC proposed to establish rules for radio frequency (“RF”) lighting devices that operate in an adjacent radio frequency band. We opposed the proposal on the grounds that the proliferation of this new kind of lighting and its proposed emissions limits, particularly if used for street lighting, may interfere with XM Radio. Sirius Radio also opposed this proposal. Jointly with Sirius Radio, we proposed to the FCC an emissions limit for these RF lighting devices that we believe will protect DARS receivers from interference. In addition, we proposed that the FCC require existing RF lighting devices that exceed our proposed limit to cease operations. A manufacturer of RF lights conducted tests which it claimed demonstrated that RF lights do not cause interference to our receivers. While our proposal was pending, these RF lights could be produced and used, which could adversely affect our signal quality. In May 2003, the FCC terminated this proceeding because no party expressed a continuing interest in producing these RF lights. In July 2003, we and Sirius Radio asked the FCC to clarify that, by terminating this proceeding without establishing any rules, the FCC is prohibiting RF lighting devices from operating in the adjacent radio frequency band and that, before the FCC considers permitting any such operations, it will either establish another rulemaking or provide us with ample notice to object to any equipment certification application for an RF light designed to operate in this adjacent radio frequency band. In November 2004, the FCC declined to issue our requested clarification.

•	In May 2000, the FCC proposed to amend its rules to allow for the operation of devices incorporating ultra-wideband (UWB) technology on an unlicensed basis. We opposed this proposal on the basis that the operation of these devices may interfere with XM Radio. Sirius Radio also opposed this proposal. In February 2002, the FCC decided to allow for the operation of these devices and, in doing so, adopted out-of-band emissions limits for these devices that are less stringent than XM Radio and Sirius Radio proposed. In addition, the FCC stated that it intends to review and potentially relax these emissions limits and may allow for the operation of additional types of UWB devices in the future. Jointly with Sirius Radio, we filed a Petition for Reconsideration of this decision and asked that the FCC impose stricter emissions limits on UWB devices. In February 2003, the FCC denied our Petition for Reconsideration and did not impose the stricter emission limits that we requested. In addition, the FCC proposed to authorize additional types of UWB devices which may interfere with XM Radio’s operations. In August 2003, we and Sirius Radio jointly filed Comments on an FCC proposal to allow UWB vehicular radar systems to operate in the 3.1 to 10.6 GHz band. We have asked the FCC to refrain from adopting its proposal until proponents of this technology demonstrate how they will avoid causing interference to satellite radio. To the extent the FCC adopts its proposal without requiring this information, we asked the FCC to provide us with notice and opportunity to object to any equipment certification application for a UWB vehicular radar system in the 3.1 to 10.6 GHz band. In December 2004, the FCC issued a decision declining to allow UWB vehicular radar systems to operate in the 3.1 to 10.6 GHz band.

•	In May 2001, the FCC issued a notice of proposed rulemaking seeking to facilitate the development of new unlicensed spread spectrum wireless devices operating in a frequency band adjacent to XM Radio. XM Radio and Sirius Radio opposed this proposal on the basis that the operation of these devices pursuant to the FCC’s current emissions limits may interfere with XM Radio’s operations. In May 2002, the FCC issued a decision rejecting our opposition.

•	In October 2001, the FCC initiated a rulemaking proceeding reviewing its rules for unlicensed devices. XM Radio proposed in this proceeding that the FCC adopt out-of-band emissions limits for certain unlicensed devices sufficient to protect our system. XM Radio proposed that the FCC apply these emissions limits to products sold 18 months after a final rule is published. Sirius Radio filed a similar proposal. Some manufacturers of unlicensed devices opposed these limits on the grounds that they would be too stringent and costly for them to meet. In July 2003, the FCC rejected the proposals of XM Radio and Sirius Radio on the grounds that they were beyond the scope of this proceeding.

•	In December 2002, the FCC issued a notice of inquiry seeking input on whether it should authorize an increase in the power of unlicensed devices that operate in rural areas. Jointly with Sirius Radio, we opposed this proposal because of the potential for unlicensed devices operating with increased power to interfere with satellite radio. In December 2003, the FCC initiated a rulemaking proceeding proposing to authorize an increase in the power of unlicensed devices that operate in rural areas. In May 2004, jointly with Sirius Radio, we opposed this proposal. This proceeding is pending.

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

In April 2004, the FCC initiated a proceeding with respect to terrestrial digital radio in which it also inquired as to whether it should take action to prevent recording and Internet redistribution of musical recordings that are part of satellite radio broadcasts. In June 2004, we filed comments urging the FCC not to take any action in this proceeding with respect to satellite radio. Sirius Radio filed a similar request. This proceeding is pending.

Intellectual Property

System Technology

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

Our system design, our repeater system design and the specifications we supplied to our radio and chipset manufacturers incorporate or may in the future incorporate some intellectual property licensed to us on a non- exclusive basis by WorldSpace, who has used this technology in its own non-United States satellite radio system. We also have the right to sublicense the licensed technology to any third party, including chipset manufacturers, terrestrial repeater manufacturers and receiver manufacturers in connection with the XM Radio system.

We believe that the intellectual property rights used in our system were independently developed or duly licensed by us or by the technology companies who supplied portions of our system. We cannot assure you, however, that third parties will not bring suit against us for patent or other infringement of intellectual property rights.

We have an agreement with Sirius Radio to develop a common receiver platform to facilitate the ability of consumers to purchase one radio capable of receiving both our and Sirius Radio’s services. The technology relating to this common receiver platform will be jointly developed, funded and owned by the two companies. As part of the agreement, each company has licensed to the other its intellectual property relating to the common receiver platform and to its system.

We currently own 33 patents relating to various aspects of our system, XM radios and their features, and have numerous other patents pending before the United States Patent and Trademark Office.

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

Personnel

As of December 31, 2004, we had 577 employees. In addition, we rely upon a number of consultants, other advisors and outsourced relationships. The extent and timing of any increase in staffing will depend on the availability of qualified personnel and other developments in our business. None of our employees are represented by a labor union, and we believe that our relationship with our employees is good.

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

As of December 31, 2004, we had incurred capital expenditures of $1.2 billion and aggregate net losses approximating $2.1 billion from our inception through December 31, 2004. We expect our aggregate net losses and negative cash flow to grow as we make payments under our various distribution contracts, incur marketing and subscriber acquisition costs and make interest payments on our outstanding indebtedness. If we are unable ultimately to generate sufficient revenues to become profitable and have positive cash flow, you could lose money on your investment.

Demand for our service may be insufficient for us to become profitable.

Because we offer a relatively new service, we cannot estimate with any certainty the potential consumer demand for such a service or the degree to which we will meet that demand. Among other things, continuing and increased consumer acceptance of XM Radio will depend upon:

•	whether we obtain, produce and market high quality programming consistent with consumers’ tastes;

•	the willingness of consumers, on a mass-market basis, to pay subscription fees to obtain radio service;

•	the cost and availability of XM radios; and

•	the marketing and pricing strategies that we employ and that are employed by our competitors.

If demand for our service does not develop and increase as expected, we may not be able to generate enough revenues to generate positive cash flow or become profitable.

Our inability to retain customers, including those who purchase or lease vehicles that include a subscription to our service, could adversely affect our financial performance.

•	We cannot predict how successful we will be at retaining customers who purchase or lease vehicles that include a subscription to our service as part of the promotion of our product. Currently, we retain approximately 60% of the customers who receive a promotional subscription as part of the purchase or lease of a new vehicle, but that percentage does vary over time and the amount of data on the percentage is limited. We do not know if the percentage will change as the number of customers with promotional subscriptions increases.

•	We experience subscriber turnover, or churn, with respect to our customers as well. Because we have been in commercial operations for a relatively short period of time, we cannot predict the amount of churn we will experience over the longer term.

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

Large payment obligations under our distribution agreement with General Motors and other agreements may prevent us from becoming profitable or from achieving profitability in a timely manner.

We have significant payment obligations under our long-term distribution agreement with General Motors for the installation of XM radios in General Motors vehicles and the distribution of our service to the exclusion of other satellite radio services. These payment obligations, which could total several hundred million dollars over the life of the contract, may prevent us from becoming profitable. A significant portion of these payments are fixed in amount, and we must pay these amounts even if General Motors does not continue to meet or exceed performance targets in the contract. Although this agreement is subject to renegotiation in certain limited circumstances, we cannot predict the outcome of any such renegotiation. We also have significant payment obligations under other agreements, including $50 million or $60 million per year under our recently announced agreement with Major League Baseball (MLB) to become the Official Satellite Radio Network of Major League Baseball. These payment obligations could significantly delay our becoming profitable.

Failure to timely replace our existing satellites could damage our business.

We have been disclosing since the third quarter of 2001 a progressive degradation problem with the solar array output power of Boeing 702 class satellites, including both XM Rock and XM Roll. Based on the consistency of the degradation trends and continuing analyses by BSS and us, our management adjusted the estimated useful lives of our in-orbit satellites, with effect from September 2002, to the period running through first quarter 2008 (approximately 6.75 years from launch). We launched our XM-3 satellite in February 2005, to be placed in one of our orbital slots. We will then move XM Roll to be collocated with XM Rock in the other orbital slot (which would allow partial use of XM Rock and XM Roll through the first quarter of 2008). With this plan, even in the event there is a problem putting XM-3 into operation, we believe we will be able to launch additional satellites prior to the time the solar array power problem might cause the broadcast signal strength to fall below minimum acceptable levels. However, we cannot assure you that such actions will allow us to maintain adequate broadcast signal strength, particularly in the event of a launch or operational failure of either XM-3 or XM-4. If either XM Rock or XM Roll were to fail or suffer unanticipated additional performance degradation prematurely, or if there was a launch or operational failure of either XM-3 or XM-4, it likely would affect the quality of our service, and might interrupt the continuation of our service and harm our business. This harm would continue until we successfully launched and operated one or more additional satellites.

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

Potential losses may not be covered by insurance.

Insurance proceeds may not fully cover our losses. For example, our insurance may not cover the full cost of constructing, launching and insuring additional satellites, nor will it cover and we do not have protection against business interruption, loss of business or similar losses. Also, our insurance contains customary exclusions, salvage value provisions, material change and other conditions that could limit our recovery. Further, any insurance proceeds may not be received on a timely basis in order to construct and launch additional satellites or take other remedial measures. In addition, some of our policies are subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. If we experience a loss that is uninsured or that exceeds policy limits, this may impair our ability to make timely payments on our outstanding notes and other financial obligations.

Competition from Sirius Satellite Radio and traditional and emerging audio entertainment providers could adversely affect our revenues.

In seeking market acceptance of our service, we encounter competition for both listeners and advertising revenues from many sources, including Sirius Satellite Radio, the other U.S. satellite radio licensee; traditional and digital AM/FM radio; Internet based audio providers; MP3 players; direct broadcast satellite television audio service; and cable systems that carry audio service. Sirius has announced that it had 1,143,258 subscribers as of December 31, 2004. Sirius broadcasts over 120 channels and offers certain programming that we do not offer. Sirius radio service is offered as an option on various car model brands, certain of which do not also offer XM radio.

Unlike XM Radio, traditional AM/FM radio already has a well-established and dominant market presence for its services and generally offers free broadcast reception supported by commercial advertising, rather than by a subscription fee. Also, many radio stations offer information programming of a local nature, such as news and sports reports, which XM Radio is not expected to offer as effectively as local radio, or at all. To the extent that consumers place a high value on these features of traditional AM/FM radio, we are at a competitive disadvantage to the dominant providers of audio entertainment services. Some radio stations have begun reducing the number of commercials per hour, expanding the range of music played on the air and experimenting with new formats in order to compete more directly with satellite radio. Several major radio companies recently launched an advertising campaign designed to assert the benefits of traditional local AM/FM radio.

Digital radio broadcast services have been expanding, and an increasing number of radio stations in the U.S. have begun digital broadcasting or are in the process of converting to digital broadcasting. The technology permits broadcasters to transmit as many as five stations per frequency. To the extent that traditional AM/FM radio stations adopt digital transmission technology such as that offered by iBiquity and to the extent such technology allows signal quality that rivals our own, any competitive advantage that we enjoy over traditional radio because of our digital signal would be lessened.

Internet radio broadcasts have no geographic limitations and can provide listeners with radio programming from around the country and the world. According to an Arbitron study, 30 million Americans listened to internet radio each week in January 2004. We expect that improvements from higher bandwidths, faster modems and wider programming selection will make Internet radio increasingly competitive, in particular with our new XM internet service.

The Apple iPod, a portable digital music player that stores up to 10,000 songs, allows users to download and purchase music through Apple’s iTunes Music Store, which features over 1 million songs and 8,000 audio books. Apple sold over 4.4 million iPods during its fiscal 2004 year. The iPod is also compatible with certain car stereos and various home speaker systems.

We may need additional funding for our business plan and additional financing might not be available.

Although we believe we have sufficient cash and credit facilities available to fund our operations through the date on which we expect our business to begin generating positive cash flow, we may need additional financing due to future developments or changes in our business plan. In addition, our actual funding requirements could vary materially from our current estimates. If additional financing is needed, we may not be able to raise sufficient funds on favorable terms or at all. If we fail to obtain any necessary financing on a timely basis, a number of adverse effects could occur. We could default on our commitments to creditors or others and may have to seek a purchaser for our business or assets.

We need to obtain rights to programming, which could be more costly than anticipated.

Third-party content is an important part of the marketing of the XM Radio service and obtaining third-party content can be expensive. In 2004, we announced a multi-year agreement with Major League Baseball (MLB) to broadcast MLB games live nationwide, and to become the Official Satellite Radio provider of Major League Baseball. We will pay MLB up to $50 million for 2005 and $60 million per year thereafter through 2012, with $120 million to be deposited into escrow in 2005. We also must negotiate and enter into music programming royalty arrangements with Broadcast Music, Inc., which we refer to as BMI, and in the future will have to re-negotiate our existing arrangements with the American Society of Composers, Authors and Publishers, SESAC, Inc., and the Recording Industry Association of America. We expect to establish license fees with BMI through negotiation and such royalty arrangements may be more costly than anticipated. Our ability to obtain necessary third-party content at a reasonable cost, complete the amendment of certain programming agreements in connection with changes to our channel lineup and negotiate royalty arrangements will impact our financial performance and results of operations.

Weaker than expected market and advertiser acceptance of our XM radio service could adversely affect our advertising revenue and results of operations.

Our ability to generate advertising revenues will depend on several factors, including the level and type of market penetration of our service, competition for advertising dollars from other media, and changes in the advertising industry and economy generally. We directly compete for audiences and advertising revenues with Sirius Satellite Radio, the other satellite radio licensee, and traditional AM/FM radio stations, some of which maintain longstanding relationships with advertisers and possess greater resources than we do. Because we offer our radio service to subscribers on a pay-for-service basis, certain advertisers may be less likely to advertise on our radio service.

The holders of Holdings’ Series C preferred stock and convertible notes issued in January 2003 have consent rights that may prevent Holdings from engaging in transactions otherwise beneficial to holders of Holdings’ securities.

Under the terms of Holdings’ Series C preferred stock, the consent of holders of at least 60% of the Series C preferred stock is required before Holdings can take certain actions, including issuances of additional equity securities and the incurrence of indebtedness under which Holdings must meet financial covenants to avoid default. These requirements could hamper Holdings’ ability to raise additional funds. The consent of holders of at least 60% of the Series C preferred stock is also required for transactions with affiliates, other than on an arm’s-length basis, and for any merger or sale of Holdings’ assets. The approval for a merger could make it difficult for a third party to acquire Holdings and thus could depress Holdings’ stock price. As a result of the closing of Holdings’ January 2003 financing transactions, holders of our 10% senior secured discount convertible notes have similar consent rights. Without the consent of greater than 50% of the notes held by the convertible notes investors, Holdings cannot take certain actions, including the:

•	issuance of Holdings’ Class A common stock in an amount that increases the amount outstanding on a fully diluted basis by 20% or more;

•	incurrence of indebtedness with financial or operational covenants;

•	entrance into certain transactions with affiliates; or

•	merger or sale of all or substantially all of Holdings’ assets.

We cannot assure you that these rights will be exercised in a manner consistent with your best interests.

Our substantial indebtedness could adversely affect our financial health, which could reduce the value of our securities.

As of December 31, 2004, the total accreted value of our indebtedness was $1.1 billion ($622.1 million carrying value). The carrying amount will continue to increase during 2005 as our indebtedness accretes, and we may issue more debt securities if we believe we can raise money on favorable terms. Most of our indebtedness will mature in 2009 and 2010. However, our substantial indebtedness could have important consequences to you. For example, it could:

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

Under the terms of the 10% senior secured discount convertible notes due 2009 issued to private investors in January 2003, we are subject to various restrictive covenants, including covenants that limit our ability to pay dividends and make other types of restricted payments and incur indebtedness in particular. These covenants may significantly limit our ability to complete transactions or take other actions that could be in our interests or the interests of our creditors or stockholders.

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

Future issuances of Holdings’ Class A common stock could lower Holdings’ stock price and impair Holdings’ ability to raise funds in new stock offerings.

Holdings has issued and outstanding securities exercisable for or convertible into a significant number of its shares of Class A common stock, including securities issued to General Motors, some of which accrue interest which is convertible into Holdings’ Class A common stock or give Holdings the option to make interest or other payments in its Class A common stock or securities convertible into its Class A common stock. These existing instruments therefore could lead to a significant increase in the amount of Holdings’ Class A common stock outstanding. As of December 31, 2004, Holdings had outstanding 208.2 million shares of its Class A common stock. On a pro forma basis as of December 31, 2004, if Holdings included the shares issuable upon conversion or exercise of its outstanding securities, Holdings would have had 329.1 million shares of its Class A common stock outstanding on that date. Issuances of a large number of shares could adversely affect the market price of Holdings’ Class A common stock. Most of the shares of Holdings’ Class A common stock that are not already publicly-traded, including those held by affiliates, have been registered by Holdings for resale into the public market. The sale into the public market of a large number of privately-issued shares could adversely affect the market price of Holdings’ Class A common stock and could impair Holdings’ ability to raise funds in additional stock offerings.

It may be hard for a third party to acquire us, and this could depress Holdings’ stock price.

Holdings is a Delaware company with unissued preferred stock, the terms of which can be set by our board of directors. Holdings’ shareholder rights plan could make it difficult for a third party to acquireHoldings, even if doing so would benefit Holdings’ securityholders. The rights issued under the plan have certain anti-takeover effects. The rights will cause substantial dilution to a person or group that attempts to acquire us in a manner or on terms not approved by our board of directors. The rights should not deter any prospective offeror willing to negotiate in good faith with Holdings’ board of directors. Nor should the rights interfere with any merger or other business combination approved by our board of directors. However, anti-takeover provisions in Delaware law and the shareholder rights plan could depress Holdings’ stock price and may result in entrenchment of existing management, regardless of their performance.

ITEM 2. PROPERTIES

Holdings owns and we lease from Holdings approximately 150,000 square feet of executive offices, studio and production facilities located at 1500 Eckington Place, N.E., Washington, D.C. 20002. We lease approximately 19,000 square feet of office and technical space in South Florida, 7,109 square feet in New York for studios and offices, approximately 1,500 square feet of space in Georgia as a backup facility and 6,564 square feet of space in Virginia for warehouse facilities. We also lease space for our advertising sales offices in New York, Chicago, Los Angeles, San Francisco and Dallas and for our OEM sales and marketing office in Detroit. We use space in Tennessee for studios. We have also entered into license or lease agreements with regard to our terrestrial repeater system throughout the United States.

ITEM 3. LEGAL PROCEEDINGS

Except for the arbitration described above under the caption “Business—Space Segment” and the FCC proceedings described above under the caption “Business—Regulatory Matters,” we are not a party to any material litigation. In the ordinary course of business, we become aware from time to time of claims or potential claims, or may become party to legal proceedings arising out of various matters, such as contract matters, employment related matters, issues relating to our repeater network, product liability issues, and copyright, patent, trademark or other intellectual property matters. Third parties may bring suit relating to such matters. We cannot predict the outcome of any such claim, potential claim or these lawsuits and legal proceedings with certainty. Nevertheless, we believe that the outcome of any such claim, potential claim or proceeding, of which we are currently aware, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004. Inc. is a wholly owned subsidiary of Holdings.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established trading market for Inc.’s common stock. Inc. is a wholly owned subsidiary of Holdings.

RECENT SALES OF UNREGISTERED SECURITIES

None.

DIVIDEND POLICY

The indentures governing Inc.’s senior secured notes restrict Inc. from paying dividends to Holdings, which does not intend to pay cash dividends on its Class A common stock in the foreseeable future. We anticipate that we will retain any earnings for use in our operations and the expansion of our business.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

XM Satellite Radio Inc. and Subsidiaries

In considering the following selected consolidated financial data, you should also read Inc.’s consolidated financial statements and notes and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated statements of operations data for the five-year period ended December 31, 2004 and the consolidated balance sheets data as of December 31, 2004, 2003, 2002, 2001 and 2000 are derived from our consolidated financial statements. These statements have been audited by KPMG LLP, independent registered accounting firm.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except share data)
Consolidated Statements of Operations Data:
Revenue	$244,443	$91,781	$20,181	$533	$—
Operating Expenses:
Cost of revenue	205,262	150,773	126,555	113,403	33,630
Research & development (excludes depreciation & amortization, shown below)	23,513	12,285	10,843	13,689	11,948
General & administrative (excludes depreciation & amortization, shown below)	28,366	27,822	27,777	19,990	16,960
Marketing (excludes depreciation & amortization, shown below)	304,316	200,267	169,165	93,584	13,016
Impairment of goodwill	—	—	11,461	—	—
Depreciation & amortization	145,775	156,927	117,202	42,180	3,573

Total operating expenses	707,232	548,074	463,003	282,846	79,127

Operating loss	(462,789)	(456,293)	(442,822)	(282,313)	(79,127)
Other income (expense)
Interest income	1,592	794	2,621	14,102	27,200
Interest expense	(84,914)	(104,250)	(52,037)	(15,157)	—
Loss from deleveraging transactions	(76,621)	(29,731)	—	—	—
Other income (expense)	16	(279)	653	(607)	—

Net loss before income taxes	(622,716)	(589,759)	(491,585)	(283,975)	(51,927)
Provision for deferred income taxes	(27,317)	—	—	—	—

Net loss	$(650,033)	$(589,759)	$(491,585)	$(283,975)	$(51,927)

Other Data:
EBITDA(1)	$(393,619)	$(329,376)	$(324,967)	$(240,740)	$(75,554)
Cash flow used in operating activities	$(106,892)	$(221,271)	$(288,042)	$(209,690)	$(37,516)
Cash flow (used in) provided by investing activities	$(8,406)	$6,687	$(14,094)	$(127,017)	$(559,401)
Cash flow provided by financing activities	$227,600	$298,077	$246,494	$195,884	$750,478
XM Subscriptions (end of period)(2)	3,229,124	1,360,228	347,159	27,733	—

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Consolidated Balance Sheets Data:
Cash, cash equivalents and short-term investments	$202,521	$90,219	$6,726	$72,664	$203,191
Restricted investments	372	491	26,687	70,734	161,166
System under construction.	153,595	22,058	18,558	18,597	645,939
Property and equipment, net	436,169	682,997	814,966	887,768	50,052
Goodwill, net	—	—	—	11,461	12,376
DARS license & intangible, net	148,391	149,629	153,732	155,207	151,845
Total assets	1,092,316	1,189,696	1,044,347	1,241,362	1,242,517
Total long-term debt, net of current portion	615,943	669,835	270,347	268,934	262,665
Total liabilities	1,048,734	870,614	429,821	385,908	337,107
Stockholder’s equity	43,582	319,082	614,526	855,454	905,410

(1)	Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. Consistent with regulatory requirements, EBITDA includes Loss from Deleveraging Transactions and Other Income. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Reconciliation of Net Loss to EBITDA:
Net loss as reported	$(650,033)	$(589,759)	$(491,585)	$(283,975)	$(51,927)
Add back non-EBITDA items included in net loss:
Interest income	(1,592)	(794)	(2,621)	(14,102)	(27,200)
Interest expense	84,914	104,250	52,037	15,157	—
Provision for deferred income taxes	27,317	—	—	—	—
Depreciation & amortization	145,775	156,927	117,202	42,180	3,573

EBITDA	$(393,619)	$(329,376)	$(324,967)	$(240,740)	$(75,554)

(2)	We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those that are currently in promotional periods paid in part by vehicle manufacturers, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments.

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

Overview

Our 2004 highlights include the following:

•	growing the XM business to over 3.2 million subscribers at year end, including over 1.8 million new subscribers added during the year,

•	the continued introduction of innovative retail products at attractive price points and broad OEM factory-installed penetration across numerous vehicle models,

•	expanding our programming line-up to include college football and basketball, The Starbucks “Hear Music” Channel, The Opie and Anthony Show, The Bob Edwards Show and Public Radio. Starting in 2005 we will have the right to broadcast Major League Baseball (MLB) games for every MLB team nationwide,

•	ending 2004 with an annual recurring subscription revenue run rate of $318 million, and

•	continuing to grow gross margin (calculated as revenues less variable costs, which include revenue share & royalties, customer care & billing, cost of equipment and ad sales) during 2004 while reducing our costs to acquire each new subscriber.

The key metrics we use to monitor our business growth and our operational results are: net subscriber additions, ending subscribers, Average Monthly Subscription Revenue Per Subscriber (“ARPU”), Subscriber Acquisition Cost (“SAC”), Cost Per Gross Addition (“CPGA”) and EBITDA, presented as follows:

	Years Ended December 31,
	2004	2003
Net Subscriber Additions	1,868,896	1,013,069

Aftermarket, OEM & Other Subscribers	2,800,501	1,018,963
Subscribers in OEM Promotional Periods(1)	401,988	320,473
XM Activated Vehicles with Rental Car Companies(2)	26,635	20,792

Total Ending Subscribers(1)(2)(3)	3,229,124	1,360,228

Average Monthly Subscription Revenue Per Subscriber(4)	$8.68	$8.97
Average Monthly Subscription Revenue Per Aftermarket, OEM & Other Subscriber(4)	$9.26	$9.59
Average Monthly Subscription Revenue Per Subscriber in OEM Promotional Periods(4)	$5.82	$6.48
Average Monthly Subscription Revenue per XM Activated Vehicle with Rental Car Companies(4)	$9.26	$5.54
Subscriber Acquisition Costs (SAC)(5)	$62	$75
Cost Per Gross Addition (CPGA)(6)	$100	$137
EBITDA (in thousands)(7)	$(393,619)	$(329,376)

(1)	OEM promotional periods typically range from three months to one year in duration. At the time of sale, vehicle owners generally receive a 3-month trial subscription and are included in OEM Promotional Subscribers. XM generally receives payment for two months of the 3-month trial subscription from the vehicle manufacturer. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing payments.
(2)	Rental car activity commenced in late June 2003.
(3)	Ending subscribers—Please see definition and further discussion under Subscriber Count on page 50.
(4)	Average Monthly Subscription Revenue per Subscriber—Please see definition and further discussion under Average Monthly Subscription Revenue Per Subscriber on page 31.
(5)	SAC—Please see definition and further discussion under Subscriber Acquisition Costs on page 33.
(6)	CPGA—Please see definition and further discussion under Cost Per Gross Addition on page 33.
(7)	EBITDA—Please see definition and further discussion under EBITDA on page 28.

Holdings and Inc. have raised $3.2 billion of equity and debt net proceeds from inception through January 2005 from investors and strategic partners to fund our operations. In 2004, we raised net proceeds of $697 million. This includes $177 million of net funds from the sale of Holdings’ Class A common stock in January 2004, $195 million of net funds from the April 2004 issuance of our Senior Secured Floating Rate Notes due 2009 and $293 million of net funds from the November 2004 issuance of Holdings’ 1.75% Convertible Senior Notes due 2009, and $32 million in cash proceeds in connection with GM’s exercise of a warrant to purchase 10 million shares of Holdings’ Class A common stock at an exercise price of $3.18 per share. In January 2005, Holdings received an additional $98 million in net proceeds from the exercise of the over allotment option on the November 2004 issuance of its 1.75% Convertible Senior Notes due 2009. From January 1, 2004 to December 31, 2004, holdings and Inc. eliminated, repaid or redeemed $597.3 million of carrying value, including accrued interest, of debt and preferred securities, or approximately $617.0 million face value at maturity, through the issuance of 23.6 million shares of Holdings’ Class A common stock and the payment of $320.3 million of cash. In total, these de-leveraging transactions eliminated over $900 million in future interest, dividends, accretion and principal payments as well as 27 million shares of incremental potential dilution. During 2004, we settled with insurers representing approximately 80% of the insurance coverage on XM Rock and XM Roll for a total recovery of approximately $142 million. Provided that we meet the revenue, expense and cash flow projections of our business plan, we expect to be fully funded and will not need to raise additional financing to continue operations.

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

Subscription Revenue

Subscription includes revenues from basic and premium services, net of subscription-related promotions.

Activation Revenue

Activation includes amortization of subscription activation fees over the estimated average life of a subscriber.

Equipment Revenue

Equipment includes revenue from XM’s direct sales of radios, radio accessories, merchandise and any related shipping fees.

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

EBITDA

Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. Consistent with regulatory requirements, EBITDA includes Loss from Deleveraging Transactions and Other Income. We believe EDITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

	2004	2003	2002
	(In thousands, except share amounts)
Revenue:
Subscription	$221,073	$78,275	$16,344
Activation	4,814	1,868	484
Equipment	7,261	6,692	757
Net ad sales	8,485	4,065	2,333
Other	2,810	881	263

Total revenue	244,443	91,781	20,181

Operating expenses
Cost of revenue (excludes depreciation and amortization, shown below):
Revenue share & royalties	50,676	26,440	12,790
Customer care & billing	40,887	25,945	16,069
Cost of equipment	11,557	9,797	1,679
Ad sales	6,165	3,257	1,870
Satellite & terrestrial	35,922	39,692	44,818
Broadcast & operations:
Broadcast	10,832	7,689	7,745
Operations	16,519	14,844	16,205

Total broadcast & operations	27,351	22,533	23,950
Programming & content	32,704	23,109	25,379

Total cost of revenue	205,262	150,773	126,555
Research & development (excludes depreciation and amortization, shown below):	23,513	12,285	10,843
General & administrative (excludes depreciation and amortization, shown below)	28,366	27,822	27,777
Marketing (excludes depreciation and amortization, shown below):
Retention & support	13,272	7,873	9,857
Subsidies & distribution	165,704	92,521	54,086
Advertising & marketing	88,090	64,309	91,624

Marketing	267,066	164,703	155,567
Amortization of GM liability	37,250	35,564	13,598

Total marketing	304,316	200,267	169,165
Impairment of goodwill	—	—	11,461
Depreciation & amortization	145,775	156,927	117,202

Total operating expenses	707,232	548,074	463,003

Operating loss	(462,789)	(456,293)	(442,822)
Interest income	1,592	794	2,621
Interest expense	(84,914)	(104,250)	(52,037)
Loss from deleveraging transactions	(76,621)	(29,731)	—
Other income	16	(279)	653

Provision for deferred income taxes
Net loss before income taxes	(622,716)	(589,759)	(491,585)
Provision for deferred income taxes	(27,317)	—	—

Net loss	$(650,033)	$(589,759)	$(491,585)

EBITDA(1)	$(393,619)	$(329,376)	$(324,967)
XM subscriptions (end of period) (2)	3,229,124	1,360,228	347,159

(1)	Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. Consistent with regulatory requirements, EBITDA includes Loss from Deleveraging Transactions and Other Income. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

	2004	2003	2002
	(In thousands)
Reconciliation of net loss to EBITDA:
Net loss as reported	$(650,033)	$(589,759)	$(491,585)
Add back non-EBITDA items included in net loss:
Interest income	$(1,592)	$(794)	(2,621)
Interest expense	84,914	104,250	52,037
Provision for deferred income taxes	27,317	—	—
Depreciation and amortization	145,775	156,927	117,202

EBITDA	$(393,619)	$(329,376)	$(324,967)

(2)	We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those that are currently in promotional periods paid for by vehicle manufacturers, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers.

Year Ended December 31, 2004 Compared With Year Ended December 31, 2003

XM Satellite Radio Inc. and Subsidiaries

Revenue

Revenue. Our revenue consists of subscription fees, activation charges, limited direct sales of radios, advertising sales, and revenue earned from royalties and invoice fees. In 2004, we recognized $244.4 million in total revenue, compared to $91.8 million in 2003, an increase of $152.6 million. During 2004, subscription revenue comprised over 90% of our total revenues.

Subscribers. As of December 31, 2004, we had 3,229,124 subscribers, compared to 1,360,228 at December 31, 2003, an increase of 1,868,896 subscribers. Subscriber additions for the quarter ended December 31, 2004 include 490,941 retail, 219,955 OEM and 2,205 car rental subscribers. Our subscribers include 2,800,501 self-paying subscribers, 401,988 subscribers in OEM promotional periods (typically ranging from three months to one-year in duration) paid in part by the vehicle manufacturers and 26,635 XM activated vehicles with rental car companies. Additionally, 376,049 family plan subscriptions at a multi-unit rate of $6.99 per radio per month are included in our total subscriber count. We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those who are currently in promotional periods paid for by vehicle manufacturers, as well as XM activated vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers.

OEM Promotional Subscribers. OEM Promotional Subscribers are subscribers who have either a portion or all of their subscription fee paid for by an OEM for a fixed period following the initial purchase or lease of the vehicle. Currently, at the time of sale, vehicle owners generally receive a 3-month prepaid trial subscription. XM generally receives two months of the 3-month trial subscription from the vehicle manufacturer. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. The automated activation program provides activated XM radios on dealer lots for test drives. GM and Honda generally indicate the inclusion of 3 months free of XM service on the window sticker of XM-enabled vehicles. We measure the success of these programs based on the percentage that elect to receive the XM service and convert to self-paying subscribers after the initial promotion period—we refer to this as the “conversion rate.”

The OEMs started to offer promotional programs in late 2002. At that time, the XM enabled vehicles were delivered to the dealers with inactive radios. Dealers or vehicle purchasers were required to call XM to activate a radio similar to an aftermarket consumer customer; not all XM-enabled vehicles were activated for the promotional subscription period. To streamline the process, in late September 2003, we began implementing an auto activation program whereby the XM radios are being activated automatically upon delivery of the car to the dealer. In the first quarter of 2004, we started activating XM radios at the completion of the car manufacturing process, which further reduces manual intervention in the process. Under our OEM promotional programs that ran from late 2002 through mid September 2003 (the primary program was the GM triple-play promotion), subscribers were included in our OEM promotional subscriber count from the time of sign up on the system until such time as they transferred into our aftermarket, OEM and other subscriber count or were deactivated for non-payment in accordance with our normal collection procedures. Under the auto-activation programs, subscribers are included in our OEM promotional subscriber count from the time of vehicle purchase or lease, through the period of trial service plus an additional 30 days. We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for subscribers to respond to our marketing communications.

The conversion rate for the GM triple-play program that ran through mid September 2003 averaged approximately 70%. The conversion rate for the year ended December 31, 2004 was 59% and reflects the auto activation program, with all XM-enabled vehicles activated for the promotional period. The fully automated factory activation program has increased the number of subscribers provided by our OEM distribution channel, and we are focused on increasing the conversion rate by developing more refined marketing programs to convert promotional subscribers to self paying subscribers.

XM Activated Vehicles with Rental Car Companies. Our subscribers also include 26,635 activated vehicles with rental car companies. For the initial model year 2003 XM-enabled rental vehicles, XM receives payments based on the use of XM service. Customers are charged $2.99 per day per vehicle for use of the XM service, on which XM receives a revenue share. For subsequent model year 2004 and later vehicles, XM receives $10 per subscription per month.

Subscription Revenue. Subscription revenue was $221.1 million during 2004 compared to $78.3 million in 2003, an increase of $142.8 million. Subscription revenue consists primarily of our monthly subscription fees charged to consumers, commercial establishments and fleets, which are recognized as the service is provided. Revenues received from vehicle manufacturers for promotional service programs are included in subscription revenue. At the time of sale, vehicle owners generally receive a three-month trial subscription and are included in OEM promotional subscribers. Beginning in 2004, a standard promotion of 3 months free was placed on the window sticker of all XM-enabled GM vehicles. We generally receive payment for two months of the three- month trial subscription period from the vehicle manufacturer. For 2004, subscription revenue included $25.0 million from related parties for subscription fees paid under certain promotional agreements, compared with $8.5 million in 2003. Subscription revenue also includes revenues from premium channels and weather services. Our subscriber arrangements are cancelable without penalty. Promotions and discounts are treated as a reduction to revenue during the period of the promotion. Sales incentives, consisting of rebates to subscribers, offset revenue. Discounts on equipment sold with service are allocated to equipment and service based on relative fair value. In February 2005, we announced that we are expanding our basic service package and that the monthly subscription price for our basic service will increase to $12.95 from $9.99 beginning April 2, 2005. Existing customers may lock in a discounted rate by signing up for a pre-paid plan of up to five years prior to April 2, 2005. The expanded basic service will include the internet service XM Radio Online (previously $3.99 per month) and the High Voltage Channel (previously $1.99 per month), both of which were premium services prior to this change.

Average Monthly Subscription Revenue Per Subscriber. Average monthly subscription revenue per subscriber (ARPU) was approximately $8.68 during 2004 and $8.97 during 2003. ARPU from our aftermarket, OEM and other subscribers was $9.26 during 2004, compared to $9.59 during 2003. The difference from our retail rate of $9.99 is due primarily to multi-year prepayment plan and family plan discounts. ARPU from our OEM promotional subscribers was $5.82 during 2004, compared to $6.48 during 2003. ARPU from our rental car fleet subscribers was $9.26 during 2004, compared to $5.54 during 2003. Average monthly subscription revenue per subscriber is derived from the total of earned subscription revenue (net of promotions and rebates) divided by the monthly weighted average number of subscribers for the period reported. Average monthly revenue per subscriber is a measure of operational performance and not a measure of financial performance under generally accepted accounting principles. Average monthly revenue per subscriber will fluctuate based on promotions implemented in 2005, as well as the adoption rate of multiyear prepayment plans, multiradio discount plans (such as the family plan), premium and data services. We expect that average monthly revenue per subscriber will increase in 2005. The increase in the monthly subscription price takes effect for all billing cycles on or after April 2, 2005, and therefore, will be implemented over time.

Activation Revenue. Activation revenue is comprised of one-time activation charges billed to customers. Activation fees are non-refundable, and are recognized on a pro-rata basis over the estimated 40-month life of the subscriber relationship. This estimate may be further refined in the future as additional historical data becomes available. During 2004, we recognized $4.8 million in activation revenue compared to $1.9 million in 2003, an increase of $2.9 million due to an increase in subscribers. The growth in activation revenue will be impacted by the amount of discounts given as a result of the competitive environment, as well as changes, if any, in the estimated life of the subscriber relationship.

Equipment Revenue. Equipment revenue is comprised of revenues from any direct sales of radios. Through December 31, 2004, the direct sales of radios have generally been for promotional purposes. During 2004, we recognized $7.3 million in equipment revenue compared to $6.7 million during 2003. For 2004, equipment revenue included $30,000 from direct sales of radios to related parties compared with $3.0 million in 2003 related to a one-time promotion that ended in 2003. We expect revenue from the sale of equipment to increase proportionately with the increase in direct sales promotional activities as well as kiosk sales.

Net Ad Sales Revenue. Advertising revenue consists of sales of advertisements and program sponsorships on the XM network to advertisers that are recognized in the period in which they are broadcast. Advertising revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Advertising revenue is presented net of agency commissions in the results of operations, which is consistent with industry practice. In 2004, we recognized $8.5 million in net advertising revenue compared to $4.1 million during 2003. These amounts are net of agency commissions, which were $1.0 million during 2004, compared to $0.5 million during 2003. The increase in net advertising revenue is due primarily to increased demand for advertising on the XM network that results from our subscriber growth, listenership and audience reach. During 2004, we recognized $1.8 million in advertising barter revenue compared to $1.2 million during 2003. For 2004, advertising revenue included $2.0 million from sales of advertisements to related parties compared with $512,000 in 2003. We expect advertising revenue to increase during 2005 due to increased demand for advertising on the XM network resulting from our subscriber growth, listenership and audience reach.

Other Revenue. Other revenue earned during 2004 consists of processing fees charged to invoiced subscribers, royalty revenue from certain tuners manufactured, and other revenue. We recognized $2.8 million of other revenue during 2004 compared with $0.9 million during 2003, an increase of $1.9 million. The increase primarily reflects barter revenue of $1.1 million relating to a non-monetary transaction entered into in February 2004 with a related party involving the exchange of radio subscriptions for the provision of certain marketing services and increased processing fees resulting from our growth in subscribers.

Operating Expenses

Total Operating Expenses. Total operating expenses were $707.2 million for 2004 compared to $548.1 million in 2003, an increase of $159.1 million or 29%. The increase was due to an increase in cost of revenue of $54.5 million attributable to increased sales, an increase in marketing expenses of $104.0 million due to increased distribution expenses as a result of the growth in subscribers as well as our efforts to attract and acquire new subscribers, an increase of $11.2 million in research & development expense due to costs associated with the development of future telematics applications and new product engineering builds and an increase of $0.6 million in general & administrative expense, offset in part by a decrease of $11.1 million in depreciation & amortization.

Cost of Revenue. Cost of revenue includes revenue share & royalties, customer care & billing costs, costs of radios associated with direct sales of radios, costs directly associated with sales of advertising, satellite & terrestrial operating costs, as well as costs related to broadcast & operations and programming & content. These combined costs were $205.3 million for 2004, up from $150.8 million in 2003, an increase of $54.5 million or 36%.

Revenue Share & Royalties. Revenue share & royalties includes performance rights obligations to composers, artists, and copyright owners for public performances of their creative works broadcast on XM, and royalties paid to radio technology providers and revenue share expenses associated with manufacturing and distribution partners and content providers. These costs were $50.7 million in 2004 compared to $26.4 million in 2003. This increase of $24.3 million was a result of our growth in subscriber base and revenues. We expect these total costs to continue to increase as subscriber growth continues.

Customer Care & Billing. Customer care & billing operations expense includes expenses from outsourced customer care functions as well as internal IT costs associated with front office applications. These expenses were $40.9 million during 2004, compared with $25.9 million during 2003, an increase of $15.0 million. This increase resulted from the increase in subscribers. We expect customer care & billing operations expense in total to increase as we continue to add subscribers, but we expect the average cost per subscriber to decrease.

Cost of Equipment. During 2004, we incurred $11.6 million relating to promotional radios and radio kits that we sold directly to subscribers, compared to $9.8 million in 2003, an increase of $1.8 million. We expect the cost of equipment to increase as we increase direct sales of equipment.

Ad Sales. Ad sales expense was $6.2 million in 2004 compared to $3.3 million in 2003, an increase of $2.9 million or 88%. The increase in ad sales expense is due primarily to an increase in staffing and marketing costs to support ad sales growth. We expect ad sales costs to increase in support of expected advertising revenue growth.

Satellite & Terrestrial. Satellite & terrestrial includes: telemetry, tracking and control of our two satellites, in-orbit satellite insurance and incentive payments, satellite uplink, and all costs associated with operating our terrestrial repeater network such as power, maintenance and lease payments. These expenses were $35.9 million in 2004, compared with $39.7 million in 2003, a decrease of $3.8 million or 10%. The decrease is primarily due to a decrease in repeater network optimization charges, a decrease in accrued XM Rock and XM Roll performance incentives payable to Boeing and a decrease in in-orbit satellite insurance expense related to the partial settlement of insurance claims on XM Rock and XM Roll. We expect system operating costs to increase with the operation of a third satellite, XM-3, which we launched in the first quarter of 2005.

Broadcast & Operations

Broadcast. Broadcast expenses include costs associated with the management and maintenance of the systems, software, hardware, production and performance studios used in the creation and distribution of XM-original and third party content. The advertising trafficking (scheduling and insertion) functions are also included. Broadcast costs were $10.8 million for 2004, compared to $7.7 million in 2003, an increase of $3.1 million. The increase is primarily due to increased costs associated with enhancements to and maintenance of the broadcast systems infrastructure. Broadcast costs are expected to increase with new content initiatives.

Operations. Operations, which includes facilities and information technology expense, was $16.5 million in 2004, compared with $14.8 million in 2003, an increase of $1.7 million. The increase is mainly due to an increase in IT related costs and professional fees and an increase in the general operating costs associated with the corporate facility. These costs are expected to increase in 2005 as we make additional investments in our back office systems to support the growth of the business.

Programming & Content. Programming & content includes the creative and production costs associated with our over 150 channels of XM-original and third party content. This includes costs of programming staff and fixed payments for third party content. Programming & content expense was $32.7 million during 2004, compared with $23.1 million during 2003, an increase of $9.6 million or 42%. The increase is due to staffing and content related expenses in support of new 2004 programming initiatives, including 21 Instant Traffic and Weather channels, Opie & Anthony and XM Public Radio. These costs are expected to increase significantly in 2005 from the launch of our MLB Home Plate channel and the live broadcast of Major League Baseball games as well as the full year of expense from other programming initiatives launched in 2004.

Research & Development. Research & development includes the costs of new product development, chipset design, and engineering. These combined expenses were $23.5 million in 2004, compared with $12.3 million in 2003, an increase of $11.2 million or 91%. The increase in research and development expense primarily resulted from costs associated with the development of future telematics applications and new product engineering builds. In 2004, research and development expense included $9.6 million of costs relating to the development of future telematics applications associated with a related party compared with $0 during 2003. Research and development expenses are expected to increase as we accelerate the development of future telematics applications and new products, including interoperable radios.

General & Administrative. General & administrative expense was $28.4 million during 2004, compared with $27.8 million during 2003.

Marketing. Marketing includes the costs of retention & support, subsidies & distribution, advertising & marketing, and amortization of our liability to GM. These combined costs were $304.3 million for 2004, compared to $200.3 million in 2003, an increase of $104.0 million or 52%. Marketing expense increased primarily due to increases in subsidies & distribution of $73.2 million and advertising and marketing of $23.8 million.

Retention & Support. Personnel-related expenses comprise the majority of retention and support. In 2004, these costs were $13.3 million compared to $7.9 million in 2003, an increase of $5.4 million or 68%. The increase is due to an increase in headcount and costs for professional services.

Subsidies & Distribution. We currently provide incentives and subsidies for the manufacture, purchase, installation and activation of XM radios to attract and retain our manufacturing and distribution partners. Our subsidy and distribution costs are significant and totaled approximately $165.7 million during 2004, compared with $92.5 million during 2003, an increase of 73.2 million or 79%. This increase is due primarily to the increase in subscribers, new activations, and GM vehicles equipped with XM radios. Subsidy and distribution expense will increase as the number of XM radios that are manufactured, installed and activated increase; however, we expect the cost per new subscriber to decrease slightly.

Subscriber Acquisition Costs. We consider subscriber acquisition costs to include radio manufacturer subsidies, certain sales, activation and installation commissions, and hardware-related promotions. These costs are reported in Subsidies & Distribution. The negative margins from equipment sales are also included in subscriber acquisition costs. Subscriber acquisition costs do not include ongoing loyalty payments to retailers and distribution partners, payments under revenue sharing arrangements with radio manufacturers and distributors and certain guaranteed payments to General Motors. During the years ended December 31, 2004, and 2003, we incurred expenses of $157.5 million, and $88.8 million, respectively, related to subscriber acquisition costs. Our average subscriber acquisition cost was $62 and $75 during 2004 and 2003, respectively. The decline in SAC for 2004 as compared to 2003 is due primarily to the decline in manufacturer subsidies. We expect SAC to decline slightly in 2005.

Advertising & Marketing. Activities comprising these expenses include media, advertising, events and direct marketing programs. Advertising & marketing costs were $88.1 million during 2004, compared with $64.3 million during 2003, an increase of $23.8 million or 37%. The increase is due primarily to our increased retail marketing and media advertising expenses.

Cost Per Gross Addition. We consider CPGA to include the amounts in SAC, as well as advertising, media and other discretionary marketing expenses. In our financial statements, SAC costs are captured in Subsidies & Distribution and the negative margins from equipment sales, while CPGA costs are primarily captured by the combination of Subsidies & Distribution, Advertising & Marketing, plus the negative margins from equipment sales. CPGA does not include marketing staff (included in Retention & Support) or the amortization of the GM guaranteed payments (included in Amortization of GM Liability). During the years ended December 31, 2004 and 2003 we incurred CPGA expenses of $257.9 million, and $159.9 million, respectively. CPGA for 2004 and 2003 was $100 and $137, respectively. The decline in CPGA for 2004 as compared to 2003 is due to the combined impacts of the declines in manufacturer subsidies, discretionary advertising and marketing expenses and an increase in the number of activations. We expect CPGA to decline slightly in 2005.

Amortization of GM Liability. These costs include the amortization of annual fixed guaranteed payment commitments to General Motors, aggregating to $439 million, under our long-term distribution agreement with the OnStar division of GM providing for the installation of XM radios in GM vehicles. Amortization of the GM liability was $37.3 million for 2004, compared with $35.6 million for 2003. The distribution agreement was amended in June 2002 and then again in January 2003, as described under the captions “Liquidity and Capital Resources—Contractual Obligations and Commercial Commitments.” As a result of the January 2003 amendment and GM’s current roll out plans, commencing in February 2003 we began recognizing the fixed payments, which approximate $397.3 million, on a straight-line basis through September 2013. In January 2003, we expensed the pro rata portion of the fixed payment that was based on the June 2002 amendment to the agreement. We expect these expenses to remain at $37.3 million per annum through September 2013.

Depreciation & Amortization. Depreciation & amortization expense was $145.8 million during 2004, compared with $156.9 million during 2003, a decrease of $11.1 million or 7.0%. The decrease was due primarily to lower depreciation on XM Rock and XM Roll as a result of the August 2004 insurance proceeds of approximately $134 million reducing the carrying values of our satellites in August 2004. Depreciation and amortization expense is expected to increase in 2005 when XM-3 is placed into service.

Interest Income. Interest income was $1.6 million during 2004, compared with $0.8 million during 2003, an increase of $0.8 million or 100%. The increase was the result of higher average balances of cash and cash equivalents in 2004 as well as higher yields on our investments due to market conditions.

Interest Expense. Interest expense was $84.9 million during 2004, compared with $104.3 million during 2003, a decrease of $19.4 million. Included in the interest expense for 2004 was a charge of $3.2 million attributable to the beneficial conversion feature on the exchange of $11.1 million carrying value, or $13.4 million principal amount at maturity, of our 10% senior secured discount convertible notes due 2009 as compared to a charge of $7.2 million attributable to the beneficial conversion feature on the exchange of $24.0 million carrying value, or $30.5 million principal amount at maturity, of our 10% senior secured discount convertible notes due 2009 in 2003. Excluding the beneficial conversion feature charge, the decrease in interest expense is primarily driven by an increase in capitalization of interest costs due to increased capital expenditures for the system under construction.

Loss from Deleveraging Transactions. We recorded a loss of $76.6 million from the retirement of debt with a carrying value including accrued interest of $206.1 million during 2004 and a loss of $29.7 million from the retirement of debt with a carrying value including accrued interest of $91.6 million during 2003.

Other Income (Expense). Other income was $16,000 in 2004 and $(279,000) 2003. The change is due primarily to losses resulting from the disposition of fixed assets in 2003.

Provision for Deferred Income Taxes. We recorded a provision for deferred income taxes expense of $27.3 million and $0 during 2004 and 2003, respectively. The increase was the result of our recording of a deferred tax liability related to indefinite lived assets that are amortized and deducted for tax purposes but are not amortized under generally accepted accounting principles. We will continue to incur tax expense as the indefinite lived assets are amortized for tax purposes over the next 13 years.

Net Loss. Net loss for 2004 was $650.0 million, compared with $589.8 million for 2003, an increase of $60.2 million or 10%. The increase primarily reflects increases in operating expenses due to our subscriber growth, the provision for deferred income taxes and an increase in losses associated with de-leveraging transactions, offset in part by the growth in our revenue and a decrease in interest expense.

EBITDA. Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. EBITDA during 2004 was $(393.6) million, compared with $(329.4) million during 2003. Included in EBITDA are losses of $76.6 million in 2004 and $29.7 million in 2003 recorded from the deleveraging transactions. The increased loss reflects our increase in operating costs as a result of our subscriber growth and increase in losses associated with de-leveraging transactions, offset in part by revenue growth and margin improvement as well as a decline in the costs to acquire each new subscriber. Consistent with regulatory requirements, EBITDA includes Loss from Deleveraging Transactions and Other Income. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. The reconciliation of net loss to EBITDA is as follows (in thousands):

	Year Ended December 31,
	2004	2003
Net loss as reported	$(650,033)	$(589,759)
Add back non-EBITDA items included in net loss:
Interest income	(1,592)	(794)
Interest expense	84,914	104,250
Provision for deferred income taxes	27,317	—
Depreciation & amortization	145,775	156,927

EBITDA	$(393,619)	$(329,376)

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

Subscribers. As of December 31, 2003, we had 1,360,228 subscribers, compared to 347,159 at December 31, 2002, an increase of 1,013,069 subscribers. Our subscribers at December 31, 2003 included 1,018,963 self-paying subscribers, 320,473 subscribers in OEM promotional periods (typically ranging from three months to one-year in duration) paid for by the vehicle manufacturers and 20,792 XM activated vehicles with rental car companies. At the time of sale, vehicle owners generally receive a 3-month trial subscription and are included in OEM promotional subscribers. XM generally receives two months of the 3-month trial subscription from the vehicle manufacturer. The number of subscribers electing to continue with the XM service beyond the initial OEM promotional period, the conversion rate, has ranged from 65%-80% through the end of 2003 and averaged approximately 74% for 2003. Beginning in late September 2003, we began an interim auto activation program whereby XM-enabled radios in new vehicles manufactured by General Motors and Honda are automatically activated to receive the XM service as a subscriber at the time of the sale to the vehicle purchaser. In March 2004, we began a fully automated factory activation program whereby XM-enabled radios in new vehicles manufactured by General Motors are activated to receive the XM service at the time of manufacture. These vehicles are not included in our subscriber count until the vehicle is sold to a customer who becomes an OEM promotional subscriber. The fully automated factory activation program was initiated to streamline the process for activating the XM service in vehicles that previously required the auto manufacturers’ dealers to contact our listener care center. The fully automated factory activation program also provides activated radios on the dealer lots for test drives. In addition, GM will now provide standard on the window sticker 3 months free of XM service with every XM-enabled vehicle. We expect that the implementation of the fully automated activation program will increase the number of subscribers provided by our OEM distribution channel, but will result in a decline in our overall conversion rate due to a larger number of cars activated for trial service. Our subscribers also include 20,792 XM activated vehicles with rental car companies. For the initial model year 2003 XM-enabled rental vehicles, XM receives payments based on the use of XM service. Customers are charged $2.99 per day per vehicle for use of the XM service, on which XM receives a revenue share. For subsequent model year 2004 and later vehicles, XM receives $10 per subscription per month. Additionally, 100,872 family plan subscriptions at a multi-unit rate of $6.99 per radio per month are included in our total subscriber count. We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those who are currently in promotional periods paid for by vehicle manufacturers, as well as XM activated vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers.

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

Average Monthly Subscription Revenue Per Subscriber. Average monthly subscription revenue per subscriber (ARPU) was approximately $8.97 during 2003 and $9.43 during 2002. ARPU from our aftermarket, OEM and other subscribers was $9.59 during 2003, compared to $9.54 during 2002. The difference from our retail rate of $9.99 is due primarily to multi-year prepayment plan and family plan discounts. ARPU from our OEM promotional subscribers was $6.48 during 2003, compared to $2.81 during 2002. The OEM promotional programs began in November 2002. ARPU from our rental car fleet subscribers was $5.54 during 2003. ARPU from our family plan subscribers was $6.91 during 2003. Average monthly subscription revenue per subscriber is derived from the total of earned subscription revenue (net of promotions and rebates) divided by the monthly weighted average number of subscribers for the period reported. Average monthly revenue per subscriber is a measure of operational performance and not a measure of financial performance under generally accepted accounting principles.

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

Programming & Content. Programming & content includes the creative and production costs associated with our XM-original and third party content. This includes costs of programming staff and fixed payments for third party content. Programming & content expense was $23.1 million during 2003, compared with $25.4 million during 2002, a decrease of $2.3 million or 9%. The decrease is due primarily to decreases in payroll and payroll related costs from a reduction in headcount which occurred in November 2002 and lower fixed payments to certain content providers as a result of contract renegotiations.

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

Loss from Deleveraging Transactions. We recorded a loss of $29.7 million from the retirement of debt with a carrying value including accrued interest of $91.6 million during 2003. No deleveraging transactions occurred during 2002.

Other Income (Expense). Other income (expense), net was $(0.3) million during 2003, compared with $0.7 during 2002. A large part of the $1.0 million change was due to losses resulting from the disposition of fixed assets in 2003.

Net Loss. Net loss for 2003 was $589.8 million, compared with $491.6 million for 2002, an increase of $98.2 million or 20%. The increase primarily reflects the losses recorded in other expense from our deleveraging transactions, increases in interest expense and increases in operating expenses, primarily depreciation and amortization expense, offset in part by the growth in our revenue.

EBITDA. Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. EBITDA during 2003 was $(329.4) million, compared with $(325.0) million during 2002. Included in the 2003 EBITDA are losses of $29.8 million recorded from the deleveraging transactions. Consistent with regulatory requirements, EBITDA includes Loss from Deleveraging Transactions and Other Income (Expense). We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

The reconciliation of net loss to EBITDA is as follows (in thousands):

	Year Ended December 31,
	2003	2002
Net loss as reported	$(589,759)	$(491,585)
Add back non-EBITDA items included in net loss:
Interest income	(794)	(2,621)
Interest expense	104,250	52,037
Depreciation & amortization	156,927	117,202

EBITDA	$(329,376)	$(324,967)

Liquidity and Capital Resources

Overview

At December 31, 2004, we had total cash and cash equivalents of $202.5 million, and working capital of $(12.3) million compared to total cash and cash equivalents of $90.2 million at December 31, 2003. The increase resulted from $227.6 million provided by financing activities, offset by $106.9 million used in operating activities and $8.4 million used in investing activities. The proceeds from financing activities resulted from $304.9 million of capital contributions from Holdings and the issuance of Floating Rate Notes in April 2004 that yielded gross proceeds of $200 million, offset in part by the repayment of $184.2 million of related party debt, repayments of secured debt of $83 million, and payments on other borrowings of $5.2 million. The financing activities completed during the year ended December 31, 2004, most of which were undertaken to retire or replace debt, are more fully discussed below. Investing activities consisted primarily of capital expenditures for the construction and launch of XM-3 and construction of XM-4, computer systems infrastructure and broadcast facilities, and the construction of the backup uplink facility, offset in part by the proceeds from the third quarter settlement with insurers representing 80% of the insurance coverage on XM Rock and XM Roll. Cash flows used in operating activities includes the net loss of $650.0 million, offset in part by the net cash provided by our operating assets and liabilities and the non-cash expenses included in the net loss.

The weighted average payment plans that our subscribers have elected result in 6.9 months of advance billing. Multi-year and other prepayment plans provide significant cash flows for us. During the year ended December 31, 2004, the increase in deferred revenue provided $98.5 million of cash. We expect the amount of deferred revenue will continue to increase as the number of subscribers who pay in advance increases. The rate for our basic service will increase from $9.99 to $12.95 beginning April 2, 2005. Existing customers may lock in the $9.99 monthly rate with a prepaid plan of up to five years until April 2, 2005. If the number of subscribers who choose a multiyear prepaid plan increases, the cash provided by the prepayments will also increase.

By comparison, at December 31, 2003, we had total cash and cash equivalents of $90.2 million, which excludes $0.1 million of restricted investments, and working capital of $95.2 million. Cash and cash equivalents increased $83.5 million during 2003. The increase resulted from $298.1 million provided by financing activities and $6.7 million provided by investing activities, offset by $221.3 million used in operating activities. The proceeds from financing activities resulted primarily from a private placement in January 2003 that resulted in the issuance of our 10% Senior Secured Discount Convertible Notes that yielded gross proceeds of $210 million and the issuance of our 12% Senior Secured Notes that yielded gross proceeds of $185 million. The financing activities completed during the year are more fully discussed below. Investing activities consisted primarily of proceeds provided from the maturity of restricted investments. Cash flows used in operating activities includes the net loss of $584.5 million and the net cash used by our operating assets and liabilities, offset in part by non-cash expenses included in the net loss.

We expect that our future working capital, capital expenditures, and debt service requirements will be satisfied from existing cash and cash equivalents, augmented by the results of our future financing activities and, in the future, by cash generated from operations.

Sources of Cash

Holdings and Inc. raised $3.4 billion of equity and debt gross proceeds from inception through December 2004 from investors and strategic partners to fund our operations. In 2004, we raised gross proceeds of $717 million. This includes $185.5 million of gross funds from the sale of Holdings’ Class A common stock in January 2004, $200 million of gross funds from the April 2004 issuance of our Senior Secured Floating Rate Notes due 2009 and $300 million of gross funds from the November 2004 issuance of Holdings’ 1.75% Convertible Senior Notes due 2009. In addition, in April 2004, Holdings received $31.8 million in cash proceeds in connection with GM’s exercise of a warrant to purchase 10 million shares of its Class A common stock at an exercise price $3.18 per share. Provided that we meet the revenue, expense and cash flow projections of our business plan, we expect to be fully funded and will not need to raise additional financing to continue operations. We intend to continue to refine our capital structure, reduce our level of indebtedness and improve our liquidity position on an opportunistic basis.

November 2004 Financing Transaction

On November 23, 2004, Holdings completed an offering of $300 million aggregate principal amount of its 1.75% Convertible Senior Notes due December 1, 2009. The notes mature on December 1, 2009 and bear interest at an annual rate of 1.75%. The initial purchasers of the notes were given an option to purchase an additional $100 million aggregate principal amount of notes within 60 days from the date of the issuance of the notes. In January 2005, Holdings received an additional $100 million in gross proceeds from the exercise of this option on the notes. The notes may be converted by the holder, at its option, into shares of Holdings’ Class A common stock initially at a conversion rate of 20.0 shares of Holdings’ Class A common stock per $1,000 principal amount, which is equivalent to an initial conversion price of $50.00 per share of Holdings’ Class A common stock (subject to adjustment in certain events), at any time until December 1, 2009. The notes are not redeemable at Holdings’ option prior to the stated maturity. Holdings expects to use the proceeds for working capital and general corporate purposes.

April 2004 Exercise of GM Warrant

In April 2004, Holdings received $31.8 million in cash proceeds in connection with GM’s exercise of a warrant to purchase 10 million shares of its Class A common stock at an exercise price $3.18 per share.

April 2004 Financing Transaction

On April 20, 2004, we completed an offering of $200 million of Inc.’s Senior Secured Floating Rate Notes due May 1, 2009. Interest on the notes is 7.68% per annum through January 31, 2005 and thereafter is reset quarterly at a rate equal to 550 basis points over LIBOR. The interest on the notes is payable quarterly in cash in arrears on February 1, May 1, August 1 and November 1, commencing on August 1, 2004. No scheduled principal payments are required to be made prior to maturity. The notes, which are Inc.’s senior secured obligations, are secured by substantially all of Inc.’s assets, including the stock of Inc.’s FCC license subsidiary, are guaranteed by us and rank equally in right of payment with all of Inc.’s other existing and future senior indebtedness and senior in right of payment to all of Inc.’s existing and future subordinated indebtedness. At any time, Inc. may, at its option, redeem the notes, in whole or in part, at declining redemption prices. The proceeds from this offering were used in part to repay outstanding balances under our revolving credit facility with GM.

January 2004 Financing Transaction

On January 28, 2004, Holdings completed a public offering of 20 million shares of Holdings’ Class A Common Stock at $26.50 per share, 13 million shares of which were offered for sale by certain selling stockholders. The remaining 7 million shares offered by us resulted in gross proceeds to us of $185.5 million. The proceeds from this offering were used in part to repay the unvested portion of the 10% Senior Secured Convertible Note held by OnStar, a subsidiary of GM.

September 2003 Financing Transaction

On September 11, 2003, Holdings completed a public offering of 11.3 million shares of Holdings’ Class A Common Stock at $13.25 per share to Legg Mason Funds Management, Inc., Legg Mason Capital Management, Inc. and another large institutional investor, each on behalf of its investment advisory clients. This offering resulted in gross proceeds of $150 million.

June 2003 Financing Transaction

On June 17, 2003, we completed an offering of $185 million, including $10 million related to the over-allotment option in July 2003, of Inc.’s 12% Senior Secured Notes due June 15, 2010. Interest on the notes is payable every six months in cash, in arrears on December 15 and June 15, commencing on December 15, 2003. The notes, which are Inc.’s senior secured obligations, are secured by substantially all of Inc.’s assets, are guaranteed by Holdings and will rank equally in right of payment with all of Inc.’s other existing and future senior indebtedness and senior in right of payment to all of Inc.’s existing and future subordinated indebtedness. Inc. may, at its option, redeem the notes at declining redemption prices at any time on or after June 15, 2007. At any time on or prior to June 15, 2006, Inc. may redeem a portion of the outstanding notes with the proceeds of certain equity offerings as long as the redemption occurs within 90 days of the date of the closing of such equity offering and at least $100 million aggregate principal amount of notes remains outstanding after the redemption.

January 2003 Financing Transactions

In January 2003, Holdings and we completed a private placement of $279.3 million aggregate principal amount at maturity of our 10% Senior Secured Discount Convertible Notes due December 31, 2009, which yielded gross proceeds of $210.0 million, and a private placement of 5.6 million shares of Holdings’ Class A common stock, which yielded gross proceeds of $15.0 million. Concurrently with these transactions, we completed an exchange offer in which we exchanged $300.2 million aggregate principal amount of Inc.’s previously outstanding 14% Senior Secured Notes due 2010 for $438.0 million aggregate principal amount at maturity ($300.2 million accreted value as of March 15, 2003) of 14% Senior Secured Discount Notes due 2009, cash and warrants to purchase Holdings’ Class A common stock.

In January 2003, General Motors provided us with a $100.0 million Senior Secured Credit Facility, maturing as late as December 2009, that enables us to make monthly draws to finance payments that become due under our distribution agreement with OnStar Corporation and other GM payments. In January 2004, this facility was amended and became a revolver. Holdings and Inc. are co-borrowers under this credit facility. The outstanding principal amount of all draws will be due December 31, 2009 and bore interest at the applicable 90-day LIBOR rate plus 10% through December 31, 2003, and presently bear interest at a per annum rate of LIBOR plus 8%. Holdings will be able to make interest payments semi-annually in shares of its Class A common stock having an aggregate fair market value at the time of payment equal to the amount of interest due. The fair market value will be based on the average daily trading prices of Holdings’ Class A common stock over the ten business days prior to the day the interest payment is due. We have the option to prepay all draws in whole or in part at any time, and, with effect from the January 2004 amendment, may re-borrow prepaid amounts. Beginning in 2005, we will be required to prepay the amount of any outstanding advances in an amount equal to the lesser of (i) 50% of our excess cash and (ii) the amount necessary to prepay the draws in full. In order to make draws under the credit facility, we are required to have a certain minimum number of subscribers that are not originated by GM and a minimum pre-marketing cash flow.

In January 2003, we issued a 10% Senior Secured Convertible Note due December 31, 2009 in the amount of $89.0 million to General Motors’ subsidiary, OnStar Corporation. The note was provided in lieu of our obligation to make $115 million in guaranteed payments to OnStar under the distribution agreement from 2003 to 2006. The note becomes convertible at the holder’s option on a quarterly basis through 2006, at 90% of the then fair market value of Holdings’ Class A common stock but subject to a $5.00 per share minimum and escalation maximum (up to $20 per share) for each fiscal year. Interest is payable semi-annually in cash or shares of Holdings’ Class A common stock, at Holdings’ option, at fair market value at the time of payment. In February 2004, we completed the redemption of the note. As part of the redemption, General Motors converted $7.8 million in principal amount of the note, representing the entire principal amount of the note that had vested conversion rights at the time of the redemption, into 980,670 shares of Holdings’ Class A Common Stock in accordance with the terms of the note. The remaining $81.2 million in principal amount plus accrued interest was repaid with cash.

In January 2003, General Motors provided Holdings with the ability to satisfy up to $35.0 million in future subscriber acquisition payments that we may owe to OnStar under the distribution agreement in shares of Holdings’ Class A common stock, valued at fair market value at the time of each semi-annual payment.

Other 2003 Equity Issuances

During the year ended December 31, 2003, Holdings issued 10.8 million shares of Holdings’ Class A common stock for proceeds of $66 million under the Direct Stock Purchase Program (DSPP).

Uses of Cash

2004 De-leveraging and Debt Repayment Transactions

During the year ended December 31, 2004, Holdings and Inc. entered into agreements with certain holders of our notes to exchange $262.9 million carrying value including accrued interest, or $286.2 million fully accreted face value at maturity, for $97.5 million in cash consideration and 11.4 million shares of Holdings’ Class A common stock. This includes the following de-leveraging transactions:

•	the redemption of $73.3 million carrying amount including accrued interest of our 12% Senior Secured Notes due 2010 for an aggregate redemption price of $81.7 million, which amount included a redemption premium of $8.4 million;

•	the conversion of all of Holdings’ remaining outstanding $45.7 million of 7.75% Convertible Subordinated Notes into 3.7 million shares of Holdings’ Class A common stock;

•	the exchange of $132.8 million carrying value including accrued interest, or $157.1 million fully accreted face value at maturity, of our 14% Senior Secured Notes due 2009 for $15.8 million in cash consideration and 4.2 million shares of Holdings’ Class A common stock; and

•	the conversion of $11.1 million carrying value including accrued interest, or $13.4 million fully accreted face value at maturity, of our 10% Senior Secure Discount Convertible Notes due 2009 into 3.5 million shares of Holdings’ Class A common stock.

We recorded a loss of $76.6 million from these extinguishments on the consolidated statement of operations for the year ended December 31, 2004.

We completed the redemption of the $89.0 million 10% Senior Secured Convertible Note due 2009 held by Onstar. As part of the redemption, Onstar converted $7.8 million in principal amount of the Note, representing the entire principal amount of the Note that had vested conversion rights at the time of the redemption, into 980,670 shares of the Holdings’ Class A common stock in accordance with the terms of the Note. The remaining $81.2 million in principal amount plus accrued interest was repaid with cash. Also, we entered into agreements with certain holders of our 8.25% Series C convertible redeemable preferred stock to convert $52.4 million including accrued dividends in shares of Holdings’ Series C preferred stock into 5.9 million shares of Holdings’ Class A common stock. We also entered into agreements with certain holders of our Series A convertible preferred stock to convert $51.4 million carrying value, in shares of Series A preferred stock, into 5.4 million shares of Holdings’ Class A common stock. Additionally, we entered into agreements with certain holders of Class A common stock warrants to exchange approximately 56,000 warrants convertible into 2.6 million shares of Holdings’ Class A common stock for 2.3 million shares of Holdings’ Class A common stock and received $9.4 million in cash proceeds from the exercise of approximately 35,000 warrants converted into 3.0 million shares of Holdings’ Class A common stock.

As a result of these de-leveraging and debt repayment transactions, from January 1, 2004 to December 31, 2004, Holdings and the Company eliminated approximately $597.3 million of carrying value including accrued interest of debt and preferred securities, or approximately $617.0 million of face amount at maturity. Holdings and the Company eliminated $90.4 million carrying value including accrued interest ($89.0 million face amount at maturity) of the Company’s 10% Senior Secured Convertible Note due 2009 held by Onstar, $73.3 million carrying value including accrued interest ($70.0 million face amount at maturity) of the Company’s 12% Senior Secured Notes due 2010, $45.7 million carrying value including accrued interest ($45.7 million face amount at maturity) of Holdings’ 7.75% Convertible Subordinated Notes due 2006, $132.8 million carrying value including accrued interest ($157.1 million face amount at maturity) of the Company’s 14% Senior Secured Notes due 2009, $35.3 million carrying value including accrued interest ($35.0 million face amount at maturity) of Holdings’ loan with Boeing Satellite Systems, $103.0 million of the balance outstanding under our revolving credit and equity facility, plus accrued interest of $2.0 million, with GM, $11.1 million carrying value including accrued interest ($13.4 million face amount at maturity) of their 10% Senior Secured Discount Convertible Notes due 2009, $52.4 million carrying value of Holdings’ Series C preferred stock and $51.4 million of Holdings’ Series A preferred stock. In total, these de-leveraging transactions have eliminated over $900 million in future interest, dividends, accretion and principal payments as well as 27 million shares of Holdings’ incremental dilution. Holdings and the Company may eliminate additional debt, preferred stock, warrants or other convertible securities in the future through the issuance of Holdings’ common stock, prepayments and redemptions, depending upon the attractiveness of particular opportunities.

As a result of our financings and other issuances of securities, the conversion price of Holdings’ Series C preferred stock issued in August 2000 has been adjusted from $8.90 at December 31, 2003 to $8.78 at December 31, 2004, the exercise price of the warrants sold in March 2000 has been adjusted to $45.23 and the number of warrant shares remained at 8.78. The exercise price of the warrants sold in January 2003 remained at $3.18 and the number of warrant shares remained at 85. There was no impact on the consolidated statement of operations as a result of the adjustments to these prices.

2003 De-leveraging and Debt Repayment Transactions

During the year ended December 31, 2003, Holdings issued 10.8 million shares of Holdings’ Class A common stock for proceeds of $66 million under the Direct Stock Purchase Program (DSPP).

Concurrent with the funds raised through the DSPP, Holdings and Inc. entered into agreements with certain holders of notes to exchange $125.2 million carrying value, or $160.1 million fully accreted face value at maturity, of the Company’s notes, for $6.8 million in cash consideration and 19.2 million shares of Holdings’ Class A common stock. Also, concurrent with the funds raised through the DSPP, Holdings and Inc. entered into agreements with certain holders of Holdings’ 8.25% Series B convertible redeemable preferred stock to exchange $19.7 million in shares of Holdings’ Series B preferred stock for $10.2 million in cash consideration. Holdings and we also entered into agreements with certain holders of Holdings’ 8.25% Series C convertible redeemable preferred stock to exchange $101.0 million carrying value, in shares of Holdings’ Series C preferred stock, for 12.0 million shares of Holdings; Class A common stock. Additionally, Holdings and Inc. entered into agreements with certain holders of Holdings’ Class A common stock warrants to exchange 55,846 warrants convertible into 4.7 million shares of Holdings’ Class A common stock for 3.6 million shares of common stock and received $13.0 million in cash proceeds from the exercise of 47,962 warrants converted into 4.1 million shares of Holdings’ Class A common stock.

As a result of these de-leveraging transactions, Holdings and Inc. have eliminated approximately $245.9 million of carrying value including accrued interest of debt and preferred securities or approximately $280.7 million of face amount at maturity. We have eliminated $2.1 million carrying value including accrued interest ($2.0 million face amount at maturity) of our 14% Senior Secured Notes due 2010, $65.5 million carrying value including accrued interest ($94.2 million face amount at maturity) of our 14% Senior Secured Discount Notes due 2009 issued in January 2003, $33.6 million carrying value including accrued interest ($33.4 million of face amount at maturity) of Holdings’ 7.75% Convertible Subordinated Notes due 2006, $24.0 million carrying value including accrued interest ($30.5 million face amount at maturity) of our 10% Senior Secured Discount Convertible Notes due 2009, $19.7 million of Holdings’ Series B preferred stock and $101.0 million carrying value of Holdings’ Series C preferred stock. In total, these de-leveraging transactions have eliminated approximately $429 million in future interest, dividends, accretion and principal payments as well as 32 million shares of Holdings’ incremental dilution.

As a result of our financings and other issuances of securities, the conversion price of Holdings’ Series C preferred stock issued in August 2000 was adjusted from $9.39 at December 31, 2002 to $8.90 at December 31, 2003, the exercise price of the warrants sold in March 2000 was adjusted to $45.24 and the number of warrant shares was adjusted to 8.78. The exercise price of the warrants sold in January 2003 remained at $3.18 and the number of warrant shares remained at 85. There was no impact on the consolidated results of operations as a result of the adjustments to these prices.

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

We expect that our future working capital, capital expenditures, and debt service requirements will be satisfied from existing cash and cash equivalents and by cash generated from operations. Provided that we meet the revenue, expense and cash flow projections of our business plan, we expect to be fully funded and will not need to raise additional financing to continue operations. Our business plan is based on estimates regarding expected future costs and expected revenue. Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Any of these factors may increase our need for funds, which would require us to seek additional financing to continue implementing our current business plan.

In addition, Holdings and Inc. may seek additional financing to undertake initiatives not contemplated by our current business plan or obtain additional cushion against possible shortfalls. We may pursue a range of different sizes or types of financing as opportunities arise, particularly the sale of additional equity securities. We have and may continue to take advantage of opportunities to reduce our level of indebtedness and preferred stock in exchange for issuing common or other equity securities, if these transactions can be completed on favorable terms.

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

Satellites

In September 2001, we notified our insurers of a progressive solar array power degradation problem with both satellites (this solar array output power degradation issue is common to the first six Boeing 702 class satellites in orbit—XM Rock and XM Roll were the fifth and sixth Boeing 702s launched). In February 2003, we filed Proofs of Loss with our insurers claiming that the pattern of degradation on both satellites met the standard for constructive total loss under the terms of the insurance policies even though we would be able to operate the satellites and provide quality service to our subscribers for some continuing period of time. In July 2004, we reached agreement with insurers covering 80% of the aggregate sum insured at a settlement rate equal to 44.5% of the proportionate amount covered by each of these insurers, representing a total recovery of approximately $142 million from these insurers. This settlement resolves any issues about the amount of loss sustained, includes a waiver by the settling insurance companies of any reductions based on salvage value, terminates any further risk to the settling insurers under the policies and ends any other rights the settling insurers might have with regard to XM Rock and XM Roll or revenues generated by our continuing use of those satellites. We have collected all amounts due under the settlement. The portion of the insurance proceeds related to claim payments was recorded as a reduction to the carrying values of XM Rock and XM Roll. In August 2004, we filed for arbitration to collect the remaining 20% of the sum insured utilizing the third-party dispute resolution procedures under the policy. Any amounts received from this arbitration proceeding will be recorded as a reduction to the carrying values of XM Rock and Roll.

In February 2005 we launched our third satellite (XM-3), to be placed in one orbital slot. We will then move XM Roll to be collocated with XM Rock in the other orbital slot. In 2007, we plan to launch an additional satellite (XM-4) to replace the collocated XM Rock and XM Roll. With this plan, even if there is a problem putting XM-3 into operation, we believe we will be able to launch additional satellites prior to the time the solar array output power degradation issue might cause our broadcast signal strength to fall below minimum acceptable levels.

Satellite Contract—XM Rock and XM Roll. As of December 31, 2004, Holdings and we had paid approximately $613.5 million, including financing charges and interest under the satellite contract related to XM Rock, or XM-2, XM Roll, or XM-1, XM-3 and XM-4. We originally entered into its satellite contract in March 1998 with Boeing Satellite Systems International, Inc., or BSS, and have subsequently amended the contract, including in July 2003 and December 2003. Under the satellite contract, BSS has delivered two satellites in-orbit, XM Rock and XM Roll, supplied ground equipment and software used in the XM Radio system and provided certain launch and operations support services.

Satellite Contract and Other Costs—XM-3. Construction of our XM-3 satellite has been completed, including certain modifications to correct the solar array degradation issues experienced by XM Rock and XM Roll discussed below, as well as other changes agreed with BSS discussed below. The payload of XM-3 is owned by the Company, and the bus of XM-3 is owned by Holdings. As of December 31, 2004, with respect to XM-3, we have deferred $15 million at an interest rate of 8% through January 4, 2007. In May 2004, Holdings repaid in full a $35 million loan (plus accrued interest) outstanding from Boeing Capital. In February 2005 we launched our XM-3 satellite.

In addition to the modifications to address the solar array degradation issues, BSS made certain alterations to optimize XM-3, launched in February 2005, for the specific orbital slot into which it will be placed. The aggregate remaining cost, excluding the above $15 million deferral, of the launch, optimization for the specific orbital slot, appropriate software and certain pre and post-launch services of approximately $135 million was paid during the first half of 2004. Further, BSS has the right to earn performance incentive payments of up to $25.9 million, excluding interest, based on the in-orbit performance of XM-3 over its design life of fifteen years.

Satellite Insurance—XM-3. In addition to the XM-3 related costs noted above, we acquired and paid for launch and in-orbit insurance in January 2005 in connection with the launch of XM-3.

Satellite Contract and Other Costs—XM-4. Holdings has committed in its satellite contract, as amended in July 2003, and by a separate August 2003 contract with Sea Launch Company, LLC, or Sea Launch, to acquire from BSS a fourth satellite, XM-4, which should be available for shipment to the launch services provider by the end of 2005, and from Sea Launch the associated launch services for the satellite. Holdings will own XM-4. The fixed prices for XM-4 and the associated launch services total $186.5 million, excluding in-orbit performance incentives and financing charges on certain amounts deferred prior to launch. As of December 31, 2004, satellite construction costs aggregating approximately $106.1 million were incurred, of which $6 million was paid, and $100.1 million are deferred. Interest accrues monthly at a rate of 10.75% per annum through December 2004 and is payable thereafter on a current basis, pursuant to the December 2003 amendment, which extended the deferral into early 2006 (unless the satellite is launched earlier). Most of the remaining portion of the fixed costs for XM-4 and the associated launch services are payable during construction with the last payment due one month following launch.

After launch of XM-4, BSS has the right to earn performance incentive payments of up to $12 million, plus interest, over the first twelve years of in-orbit life, up to $7.5 million for performance above specification during the first fifteen years of in-orbit life, and up to $10 million for continued high performance across the five year period beyond the fifteen year design life. If XM-3 operates satisfactorily, we may elect, under the above contracts, to defer launch of XM-4 and, as a result, approximately $50 million in payments related to launch services could be postponed until the 2007 timeframe.

Options to Procure Fifth Satellite and Associated Launch Services. Holdings also has obtained fixed price options to acquire a fifth satellite from BSS, under the July 2003 amendment, on pricing and performance incentive terms similar to those applicable to XM-4 and associated launch services from Sea Launch under the August 2003 contract.

Contractual Obligations and Commercial Commitments

We are obligated to make significant payments under a variety of contracts and other commercial arrangements, including the following:

Service Providers. We have entered into an agreement with a service provider for customer care functions to subscribers of our service. Employees of this service provider have access to our customer care systems to establish customer accounts, activate radios, update program and account information and respond to general inquiries from subscribers. We pay an hourly rate for each customer care representative supporting our subscribers. During the years ended December 31, 2004, 2003, and 2002, we incurred $21.5 million, $14.2 million, and $8.7 million, respectively, in relation to services provided for customer care functions. We changed service providers during 2003 and received reduced hourly rates.

Programming Agreements. We have also entered into various long-term programming agreements. Under the terms of these agreements, we are obligated to provide payments to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. During the years ended December 31, 2004, 2003, and 2002, we incurred expenses of $26.5 million, $19.6 million and $20.3 million, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase next year as the number of subscribers and advertising revenue increase. The amount of the costs related to these agreements cannot be estimated, but are expected to be substantial future costs. Of these amounts, $1.5 million, $391,000 and $339,000, respectively, are included in Revenue Share & Royalties, and $10.2 million, $10.1 million, and $9.0 million, respectively, are included in Advertising & Marketing.

In October 2004, we announced a multi-year agreement with Major League Baseball to broadcast MLB games live nationwide and to become the Official Satellite Radio provider of Major League Baseball. We will pay up to $50 million for 2005 and $60 million per year thereafter through 2012, with $120 million to be deposited into escrow in 2005. MLB has the option to extend the agreement for the 2013, 2014 and 2015 seasons at the same $60 million annual compensation rate. We paid $10 million to MLB in October 2004. We will also make incentive payments to MLB for XM subscribers obtained through MLB and baseball club verifiable promotional programs. No stock or warrants were included in this agreement.

Royalty Agreements. We have entered into fixed and variable revenue share payment agreements with performance rights organizations that expire as late as 2006. During the years ended December 31, 2004, 2003 and 2002, we incurred expenses of $13.7 million, $9.5 million and $9.5 million, respectively, in relation to these agreements.

Marketing & Distribution Agreements. We have entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, we are obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements. We subsidize the manufacture of certain component parts of XM radios in order to provide attractive pricing to our customers. The subsidies are generally charged to expense when the radios are activated with XM service. The amount of these operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the years ended December 31, 2004, 2003, and 2002, we incurred expenses of $94.5 million, $56.3 million and $55.7 million, respectively, in relation to these agreements, excluding expenses related to GM.

General Motors Distribution Agreement. We have significant payment obligations under our distribution agreement with General Motors. During the term of the agreement, which expires 12 years from the commencement date of our commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. We will also have a non-exclusive right to arrange for the installation of XM radios in vehicles equipped with OnStar systems in non-GM vehicles that are sold for use in the United States. The agreement was amended in June 2002 and January 2003 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of our commencement of commercial operations, and to provide that we may make certain payments to GM in the form of indebtedness or shares of Holdings’ Class A common stock, as described above under the caption “Liquidity and Capital Resources—Capital Resources and Financing” XM’s total cash payment obligations were not increased. We have significant annual, fixed payment obligations to GM. As a result of the June 2002 amendment, we commenced recognizing these fixed payment obligations for the period ending through November 2005, which approximate $63.6 million, on a straight-line basis. However, due to the January 2003 amendment to the Distribution Agreement and GM’s current roll out plans which demonstrates a likelihood that GM will exceed minimum installation targets, in 2003 we are now prospectively recognizing these fixed payments, which approximate $397.3 million, on a straight-line basis over the remaining term of the contract (September 2013). We have issued a 10% Senior Secured Convertible Note due 2009 with an aggregate principal amount of $89.0 million to OnStar in lieu of making these fixed payments to OnStar for amounts otherwise due in 2003 through 2006. In February 2004, we completed the redemption of the note. As part of the redemption, GM converted $7.8 million in principal amount of the note, representing the entire principal amount of the note that had vested conversion rights at the time of the redemption, into 980,670 shares of Holdings’ Class A common stock in accordance with the terms of the note. The remaining $81.2 million in principal amount plus accrued interest was repaid with cash. Additional payments totaling $320.3 million are due as follows: $80.7 million in 2007, $106.7 million in 2008 and $132.9 million in 2009. We recorded $22.3 million of current prepaid expense to related party and $22.3 million of non-current prepaid expense to related party in connection with the guaranteed fixed payments in the consolidated balance sheet at December 31, 2004.

In order to encourage the broad installation of XM radios in GM vehicles, we have agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to the Company’s service. We must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than 8 million GM vehicles with installed XM radios (at which point the percentage remains constant). During the second quarter of 2004, a clarification was agreed to by us and Onstar relating to the implementation of certain aspects of revenue sharing contained within the distribution agreement. Accordingly, the revenue share expense is recognized as the related subscription revenue is earned. We recorded $3.6 million of current prepaid expense to related party and $8.9 million of non-current prepaid expense to related party in connection with this revenue sharing arrangement in the consolidated balance sheet at December 31, 2004. We will also make available to GM bandwidth on its system. As part of the agreement, OnStar provides certain call-center related services directly to XM subscribers who are also OnStar customers and we must reimburse OnStar for these XM-related call center services. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a common receiver platform or capable of receiving Sirius Satellite Radio’s service. The agreement is subject to renegotiation if as of November 2005, and at two-year intervals thereafter, GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service. The specified installation level of 1,240,000 units by November 2005 was achieved in 2004. The specified installation levels in future years will increase by the lesser of 600,000 units per year or amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. General Motors’ exclusivity obligations will discontinue if, by November 2005 and at two-year intervals thereafter, we fail to achieve and maintain specified minimum market share levels in the satellite digital radio service market. Prior to 2001, we had not incurred any costs under the distribution agreement. During the years ended December 31, 2004, 2003 and 2002, we incurred total costs of $159.4 million, $108.3 million and $30.1 million, respectively, under the distribution agreement.

Satellite Contracts. We have entered into contractual agreements for our satellites that are more fully described under the heading “Satellites.”

Long-term debt

We have raised funds from the following issuances of long-term debt.

•	On January 28, 2003, we completed a three-part financing.

•	Holdings and Inc. issued $279.3 million aggregate principal amount at maturity of 10% Senior Secured Discount Convertible Notes in a private placement. Principal on the 10% Senior Secured Discount Convertible Notes is payable at maturity, while interest accretes until January 1, 2006 and is thereafter payable semi-annually in cash or, at our option, in additional notes. If all of the interest was paid in additional notes, these notes would have aggregated $412.6 million when they came due in 2009. Through December 31, 2004, we have extinguished $35.0 million carrying value, or $43.9 million face amount at maturity, of these notes.

•	Holdings and Inc. issued to OnStar, a subsidiary of General Motors, $89.0 million in aggregate principal amount of a 10% Senior Secured Convertible Note due December 31, 2009 in lieu of our obligation to make $115 million in guaranteed payments from 2003 to 2006 under the General Motors distribution agreement. Principal on the OnStar note is payable at maturity, while interest, which is due semi-annually, is payable at Holdings’ option in shares of Holdings’ Class A common stock. In February 2004, we completed the redemption of the note. As part of the redemption, General Motors converted $7.8 million in principal amount of the note, representing the entire principal amount of the note that had vested conversion rights at the time of the redemption, into 980,670 shares of Holdings’ Class A Common Stock in accordance with the terms of the note. The remaining $81.2 million in principal amount plus accrued interest was repaid with cash.

•	Holdings and Inc. completed an exchange of $300.2 million aggregate principal amount of the 14% Senior Secured Notes due 2010 for $438.0 million aggregate principal amount at maturity ($300.2 million accreted value as of March 15, 2003) of 14% Senior Secured Discount Notes due 2009, cash and warrants to purchase Holdings’ Class A common stock. Principal on the 14% Senior Secured Discount Notes due 2009 is payable at maturity, while interest accretes until December 31, 2005 and is thereafter payable semi-annually. Through December 31, 2004, we have extinguished $198.3 million carrying value, or $251.3 million face amount at maturity, of these notes.

•	In June 2003, Inc. issued $185.0 million aggregate principal amount of 12% Senior Secured Notes due 2010, $10 million of which were issued in July 2003, pursuant to the overallotment option. Principal on the 12% Senior Secured Notes due 2010 is payable at maturity, while interest is payable semi-annually. In 2004, we extinguished $70 million carrying value of our 12% Senior Secured Notes due 2010 for an aggregate redemption cash price of $81.7 million, which amount included a redemption premium of $8.4 million.

•	In April 2004, we completed an offering of $200 million of Inc.’s Senior Secured Floating Rate Notes due May 1, 2009. Interest on the notes is 7.68% per annum through January 31, 2005 and thereafter is reset quarterly at a rate equal to 550 basis points over LIBOR. The interest on the notes is payable quarterly in cash in arrears on February 1, May 1, August 1 and November 1, commencing on August 1, 2004. No scheduled principal payments are required to be made prior to maturity. At any time, we may, at its option, redeem the notes, in whole or in part, at declining redemption prices.

Based on the various terms of our long-term debt, our ability to redeem any long-term debt is limited. Holdings’ and we have and may continue to take advantage of opportunities to reduce our level of indebtedness in exchange for issuing equity securities, if these transactions can be completed on favorable terms.

Lease obligations. We have noncancelable operating leases for office space and terrestrial repeater sites and noncancelable capital leases for equipment that expire over the next ten years. In December 2001, we determined that the planned number of terrestrial repeater sites could be reduced due to the relative signal strength provided by our satellites. We recognized a charge of $26.3 million with respect to terrestrial repeater sites no longer required. This charge includes a lease termination liability of $8.6 million for 646 terrestrial repeater site leases, which would reduce the future minimum lease payments. We recognized charges of $47,000, $4.8 million and $4.0 million in 2004, 2003 and 2002 respectively, in relation to additional costs associated with the termination of the remaining leases. As of December 31, 2004 and 2003, we maintained a liability of $2.1 million and $4.1 million, respectively, for the estimated lease termination costs and costs to deconstruct the sites.

The following table represents our cash contractual obligations as of December 31, 2004:

	Payments Due by Period
Contractual Obligations	2005	2006	2007	2008	2009	2010 and Beyond	Total
	(In thousands)
GM Distribution Agreement(1)	$—	$—	$80,753	$106,688	$132,889	$—	$320,330
Long-term debt(1)	2,770	3	—	—	478,674	134,457	615,904
Capital Lease Obligations	3,378	2,585	224	—	—	—	6,187
Major League Baseball Agreement(2)	75,000	25,000	60,000	60,000	60,000	180,000	460,000
Other Operating Agreements(3)	62,531	66,718	36,460	28,890	22,442	20,250	237,291
Operating Lease Obligations	20,686	11,079	8,813	6,985	6,894	53,811	108,268
XM-3(4)	496	—	15,000	—	—	—	15,496
XM-4(4)	26,700	104,300	49,500	—	—	—	180,500

Total	$191,561	$209,685	$250,750	$202,563	$700,899	$388,518	$1,943,976

(1)	The above amounts do not include interest, which in some cases is variable in amount.
(2)	Excludes up to $180 million payable in the event Major League Baseball exercises its option to extend the Agreement by up to three additional years. The last two years of our contractual obligation will be deposited in escrow in 2005.
(3)	Other operating agreements include programming, marketing and royalty agreements.
(4)	Exclude financing charges, in-orbit incentives, and launch insurance, and assumes launch of XM-4 in 2007.

The long-term debt payments due in 2009 include the maturity of our $186.5 million aggregate principal amount at maturity of 14% Senior Secured Discount Notes, which come due in 2009, the maturity of our $235.6 million aggregate principal amount at maturity of 10% Senior Secured Discount Convertible Notes, which come due in 2009, and the maturity of our $200.0 million aggregate principal amount at maturity of Senior Secured Floating Rate Notes due 2009. The long-term debt payments due in 2010 and beyond include the maturity of our remaining outstanding $22.8 million of 14% Senior Secured Notes, which come due in 2010, and the maturity of our $115.0 million aggregate principal amount at maturity of 12% Senior Secured Notes due 2010. The Company is dependent on Holdings to meet certain of its funding requirements and Holdings has indicated it presently intends to fund our ongoing business operations.

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

We are a party to a long-term distribution agreement with OnStar Corporation, a subsidiary of General Motors that provides for the installation of XM radios in General Motors vehicles, as further described in Note 16. In connection with the development of our terrestrial repeater network, we were a party to a contract with Hughes Electronics Corporation. DIRECTV has provided consulting services in connection with the development of our customer care center and billing operations. Hughes and DIRECTV ceased to be related parties during the three-month period ended March 31, 2004. We have arrangements with American Honda relating to the promotion of the XM Service to new car buyers, the use of bandwidth on the XM System and the development of telematics services and technologies. We have an agreement with OnStar to make available use of our bandwidth. Clear Channel Communications provides certain programming services to us. We had a sponsorship agreement with Clear Channel Entertainment to advertise our service at Clear Channel Entertainment concerts and venues. Premiere Radio Networks, a subsidiary of Clear Channel Communications, had served as one of our advertising sales representatives. We also run advertisements on a spot and network basis on radio stations owned by Clear Channel. In addition, we lease 3 sites for our terrestrial repeaters from Clear Channel Communications. Clear Channel Communications ceased to be a related party during the second quarter of 2004.

As of December 31, 2004, we are engaged in activities with GM and Honda to jointly promote new car buyers to subscribe to XM service. At December 31, 2004, there were approximately 402,000 subscribers in promotional periods (typically ranging from three months to one year in duration) paid for by the vehicle manufacturers. These subscriptions are included in our year-end subscriber total. Subscriber revenues received from GM and Honda for these programs are recorded as related party revenue.

GM is one of our largest shareholders and Chester A. Huber, Jr., the president of OnStar, is a member of our and Holdings’ board of directors. Hughes Electronics was one of our largest shareholders until January 2004 and was a subsidiary of GM until December 2003. Jack Shaw, a member of our and Holdings’ board of directors, was Chief Executive Officer of Hughes Electronics Corporation until December 2003. Thomas G. Elliott, a member of our and Holdings’ board of directors, is Executive Vice President, Automobile Operations of American Honda Motor Company. DIRECTV, a subsidiary of Hughes Electronics, was a holder of Holdings’ Series C preferred stock until January 2003.

We earned the following revenue from transactions with related parties described above (in thousands):

	Years ended December 31,
	2004	2003	2002
GM	$21,374	$11,630	$256
Honda	6,869	368	—

	$28,243	$11,998	$256

We have incurred the following costs in transactions with the related parties described above (in thousands):

	Year ended December 31, 2004
	GM	Hughes	Clear Channel	Honda
Terrestrial repeater network	$—	$7	$—	$—
Terrestrial repeater site leases	—	—	31	—
Customer care & billing operations	363	—	—	—
Marketing	158,997	—	—	—
Research & development	—	—	—	9,579

	Year ended December 31, 2003
	GM	Hughes	Clear Channel
Terrestrial repeater network	$—	$278	$—
Terrestrial repeater site leases	—	—	60
Customer care & billing operations	960	—	—
Marketing	107,346	—	8,646

	Year ended December 31, 2002
	GM	Hughes	DIRECTV	Clear Channel	LCCI
Terrestrial repeater network	$—	$10,386	$—	$—	$3,089
Terrestrial repeater site leases	—	—	—	57	—
Customer care & billing operations	178	—	—	—	—
Marketing	29,915	—	125	10,182	—
General & administrative	—	—	3	—	—

Critical Accounting and Subscriber Policies

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies that we believe are most critical to understanding and evaluating our reported financial results include those pertaining to the following policies. Senior management has discussed with the audit committee of the board of directors the development and selection of estimates and assumptions required for the following accounting policies:

•	Revenue Recognition—Revenue from subscribers consists of our monthly subscription fee, which is recognized as the service is provided, and a non-refundable activation fee, which is recognized on a pro-rata basis over an estimated term of the subscriber relationship (currently 40 months), which was based upon market studies and management’s judgment. We expect to refine this estimate as more data becomes available. Promotions and discounts are treated as an offset to revenue during the period of promotion. Sales incentives, consisting of discounts and rebates to subscribers, offset earned revenue. Discounts to equipment which is sold with service are allocated to equipment and service based on relative fair value. If the actual term of our subscriber relationships is significantly greater or less than our current estimate of 40 months, the period over which we recognize the non-refundable activation fee will be extended or shortened to reflect the actual term of our subscriber relationships. Subscription and activation revenue accounted for more than 90% of our total revenue.

•	Estimates of payments due to manufacturers and distributors—Payments owed to manufacturing and distribution partners are expensed during the month in which the manufacture, sale, and/or activation of the radio unit occurs. The amounts of these expenses are dependent upon units provided by our internal systems and processes, (such as subscriber management system and supply chain management system) and partner systems and processes. However, due to lags in receiving manufacturing and sales data from partners, estimates of amounts due are necessary in order to record monthly expenses. In subsequent months when lagged data is received from partners, expenses are reconciled, and adjusted where necessary. Since launching commercial operations, we continue to refine the estimation process based on an increased understanding of the timing lags, and close working relationships with our partners. Generally, estimates recorded on our books are adjusted to actuals within one month.

•	Useful Life of Satellites and Spacecraft Control Facilities—Following receipt of our satellites, we extended their expected lives from 15 years, the initial design life, to 17.5 years based upon updated technical estimates we received from our satellite provider following our satellite launches. However, based on the consistency of the degradation trends (with no substantial improvement to date) and continuing analyses by Boeing Satellite Systems and us, as described above under the heading “Liquidity and Capital Resources—Future Operating and Capital Resource Requirements,” we adjusted the estimated useful life of our in-orbit satellites with effect from September 2002, to the period running through first quarter of 2008 (approximately 6.75 years from launch). We continue to monitor the situation and may need to re-adjust the estimated useful lives of our in-orbit satellites based on future information. We are not recording an impairment at this time, due to our forecasted cash flows (which are sufficient to recover the system assets); however, should we reduce or not meet our forecasted cash flows or reduce further the estimated useful lives of the satellites, we may be required to record an impairment (which may be substantial) at that time. An impairment, if recorded, would be calculated as the amount by which the carrying value of the assets exceeds the undiscounted future cash flows. At December 31, 2004, the combined carrying value of XM-1 and XM-2 is $160.6 million. We have not adjusted the estimated useful lives of our spacecraft control facilities, as we believe that these facilities will continue to be used in our XM system. A significant decrease in the estimated useful life of our satellites and spacecraft control facilities could have a material adverse impact on our operating results in the period in which the estimate is revised and in subsequent periods.

•	Programming Agreements—We have entered into various programming agreements. Under the terms of these agreements, we are obligated to provide payments and commissions to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. Fixed amounts due under programming agreements are recognized on a straight-line basis though the termination and/or renegotiation date defined in the agreements. Revenue share agreements that contain minimum guarantees are recorded as an expense based upon the greater of the revenue share amount or a pro-rata portion of the guarantee over the guarantee period.

•	Distribution Agreement with General Motors—We have significant payment obligations under our distribution agreement with General Motors, which was amended on January 28, 2003 to provide that we could make certain payments by issuance of indebtedness or shares of Class A common stock. The agreement is subject to renegotiation if as of November 2005, and at two-year intervals thereafter, GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service. The specified installation level of 1,240,000 units by November 2005 was achieved in 2004. The specified installation levels in future years will increase by the lesser of 600,000 units per year or amounts proportionate to target market shares in the satellite digital radio service market. In light of GM’s initial roll-out plans, the June 2002 amendment of the distribution agreement and management’s assessment of the likelihood of renegotiating during the period ending 2005, we recognized the fixed payment obligations due to GM for the period through November 2005, which approximate $63.6 million, on a straight-line basis. In light of the January 2003 amendment of the distribution agreement and GM’s current roll out plans which demonstrate a likelihood of GM exceeding minimum installation targets, in 2003 we are prospectively recognizing fixed payment obligations to GM, which approximate $397.3 million, on a straight-line basis through the remaining term of the agreement in September 2013. Additional fixed payment obligations beyond 2006 range from $80.7 million to approximately $132.9 million through 2009, aggregating approximately $320.3 million.

•	DARS License. We determined that our DARS license was an intangible asset having an indefinite useful life. While the DARS license has a renewable eight-year term, we believe that the administrative fees necessary to renew the license are expected to be de minimis compared to the initial fee to obtain the license, and we have met all of the established milestones specified in the DARS license agreement. We also anticipate no difficulties in renewing the license as long as we continue to adhere to the various regulatory requirements established in the license grant. Although we face competition from a variety of sources, we do not believe that the risk of the technology becoming obsolete or that a decrease in demand for the DARS service is significant. Further, we believe that our license is comparable with the licenses granted to other broadcasters, which are also classified as indefinite lived intangible assets. We understand that there continues to be deliberations concerning the application of this standard regarding the effect of the costs to renew FCC licenses. Our application of this standard could change depending upon the results of these deliberations.

•	Subscriber Count. We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those that are currently in promotional periods, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers. Approximately 12% of our subscribers at year end were in promotional periods with sponsored accounts. A change in our methodology of counting subscribers that excluded subscribers in promotional periods with sponsored accounts would delay the timing of the recognition of the subscriber until the end of the promotional period, which is generally 3 months. Subscribers with delinquent account balances are included in the subscriber count until such time as the radio is deactivated for non-payment in accordance with our normal procedures.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share Based Payment. SFAS 123R requires recognition of compensation expense for stock options granted to employees. The expense is equal to the grant-date fair value of the options granted, and the expense is recorded over the vesting period. XM’s Employee Stock Purchase Plan (ESPP) is also considered compensatory under the new standard, because we offer a discount greater than 5% and a look-back option. We are in the process of evaluating whether we should make modifications to our ESPP. XM is required to adopt SFAS 123R in the 3rd quarter of 2005. Compensation expense will need to be recorded for new option awards and for the remaining vesting period of existing option grants. We expect that compensation expense of approximately $16 million will be recorded in the second half of 2005 from the vesting of existing option grants. The amount of compensation expense that we record after adoption of SFAS 123R in 2005 and beyond will depend on the amount and timing of option activity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2004, we do not have any derivative financial instruments. We do not hold or issue any free-standing derivatives. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds. We have existing obligations related to our long-term debt agreements. As of December 31, 2004, we did not have significant cash flow exposure to changing interest rates on our long-term debt because the interest rates of the majority of those securities are fixed. However, the estimated fair value of the fixed-rate debt is subject to market risk. As of December 31, 2004, we had approximately $422 million in fixed-rate debt. We run the risk that market rates will decline and the required payments will exceed those based on current market rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.

Presented below is an analysis of our financial instruments as of December 31, 2004 that are sensitive to changes in interest rates. The tables demonstrate the change in market value of the instruments calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points, or BPS, 100 BPS and 150 BPS. With respect to our fixed-rate debt, the sensitivity table below illustrates “market values,” or the price at which the debt would trade should interest rates fall or rise in the range indicated, assuming similar terms and similar assessment of risk by our lenders. Market values are determined using quoted market prices or market rates on comparable instruments as of December 31, 2004.

	Interest Rate Risk (in millions) as of December 31, 2004
	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value	(50 BPS)	(100 BPS)	(150 BPS)
14% senior secured notes due 2010	$26.9	$26.3	$25.8	$25.3	$24.9	$24.4	$23.9
14% senior secured discount notes due 2009	201.0	196.9	192.9	189.1	185.3	181.6	178.0
12% senior secured notes due 2010	144.6	141.6	138.7	135.9	133.1	130.4	127.8

This sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of our financial instruments. The actual impact of market interest rate changes on our financial instruments may differ significantly from the impact shown in the sensitivity analysis. The 10% senior secured discount convertible notes due 2009, with an estimated combined fair value of approximately $2.5 billion at December 31, 2004 are not included in the above analysis as the fair value of the notes is not significantly exposed to interest rate changes. The holders of the notes may convert their notes into Holdings’ Class A common stock at a conversion price of $3.18 per share at any time prior to maturity. Due to the conversion feature of the instrument, coupled with the current price of Holdings’ Class A common stock, the fair value of the notes is linked largely to the price of Holdings’ Class A common stock. Included in our fixed-rate debt are $9.0 million of capital leases and notes payable that are not included in the analysis as the carrying amounts approximate fair value because of their short maturity.

As of December 31, 2004, we had $200.0 million of variable-rate debt, an increase of $150.0 million from December 31, 2003. Accordingly, any changes in interest rates would be more significant as of December 31, 2004 in comparison to December 31, 2003. A change of one percentage point in the interest rate applicable to the $200.0 million of variable-rate debt at December 31, 2004 would result in a fluctuation of approximately $2.0 million in our annual interest expense. We believe that our exposure to interest rate risk is not material to our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of XM Satellite Radio Inc., including consolidated balance sheets as of December 31, 2004 and 2003, and consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows for the three-year period ended December 31, 2004 and notes to the consolidated financial statements, together with a report thereon of KPMG LLP, dated March 25, 2005, are attached hereto as pages F-1 through F-51.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective. During the three-month period ended December 31, 2004, no changes were made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information is incorporated herein by reference to Holdings’ definitive 2005 Proxy Statement. Holdings and Inc. have the same directors and executive officers.

ITEM 11. EXECUTIVE COMPENSATION

The information is incorporated herein by reference to Holdings’ definitive 2005 Proxy Statement. Holdings and Inc. have the same directors and executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information is incorporated herein by reference to Holdings’ definitive 2005 Proxy Statement. Holdings and Inc. have the same directors and executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information is incorporated herein by reference to Holdings’ definitive 2005 Proxy Statement. Holdings and Inc. have the same directors and executive officers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information is incorporated herein by reference to Holdings’ definitive 2005 Proxy Statement.

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following Consolidated Financial Statements and reports of independent registered public accounting firm for XM Satellite Radio Inc. are included in Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2004 and 2003.

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.

(a)(2) The following consolidated financial statement schedule is filed as part of this report and attached hereto as page F-44:

Schedule I—Valuation and Qualifying Accounts for Inc.

All other schedules for which provision is made in the applicable accounting regulations of the Commission have been included in the Consolidated Financial Statements of XM Satellite Radio Inc. or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

EXHIBIT INDEX

Exhibit No.	Description
3.1^	Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc.

3.2	Amended and Restated Bylaws of XM Satellite Radio Holdings Inc. (incorporated by reference to Holdings’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 12, 2003).

3.3	Restated Certificate of Incorporation of XM Satellite Radio Inc. (incorporated by reference to Inc.’s Registration Statement on Form S-4, File No. 333-39178).

3.4	Amended and Restated Bylaws of XM Satellite Radio Inc. (incorporated by reference to Inc.’s Registration Statement on Form S-4, File No. 333-39178).

3.5	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Amendment No. 1 to Holdings’ Registration Statement on Form S-3, File No. 333-89132).

3.6	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Holdings’ Annual Report on Form 10-K, filed with the SEC on March 31, 2003).

4.1	Form of Certificate for Holdings’ Class A common stock (incorporated by reference to Exhibit 3 to Holdings’ Registration Statement on Form 8-A, filed with the SEC on September 23, 1999).

4.2	Form of Certificate for Holdings’ 8.25% Series B Convertible Redeemable Preferred Stock (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-93529).

4.3	Certificate of Designation Establishing the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of Holdings’ 8.25% Series B Convertible Redeemable Preferred Stock due 2012 (incorporated by reference to Holdings’ Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 16, 2000).

4.4	Warrant Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. as Issuer and United States Trust Company of New York as Warrant Agent (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-39176).

4.5	Warrant Registration Rights Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. and Bear, Stearns & Co., Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and Lehman Brothers Inc. (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-39176).

4.6	Form of Warrant (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-39176).

4.7	Certificate of Designation Establishing the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of the 8.25% Series C Convertible Redeemable Preferred Stock due 2012 (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-39176).

4.8	Form of Certificate for Holdings’ 8.25% Series C Convertible Redeemable Preferred Stock (incorporated by reference to Holdings’ Registration Statement on Form S-1, File No. 333-39176).

4.9	Indenture, dated as of March 15, 2000, between XM Satellite Radio Inc. and United States Trust Company of New York (incorporated by reference to Inc.’s Registration Statement on Form S-4, File No. 333-39178).

Exhibit No.	Description
4.10	Registration Rights Agreement, dated March 15, 2000, between XM Satellite Radio Inc. and Bear, Stearns & Co. Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and Lehman Brothers Inc. (incorporated by reference to Inc.’s Registration Statement on Form S-4, File No. 333-39178).

4.11	Form of 14% Senior Secured Note due 2010 of XM Satellite Radio Inc. (incorporated by reference to Inc.’s Registration Statement on Form S-4, File No. 333-39178).

4.12	Rights Agreement, dated as of August 2, 2002, between XM Satellite Radio Holdings Inc. and Equiserve Trust Company as Rights Agent (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on August 2, 2002).

4.13	Supplemental Indenture, dated as of November 15, 2001, by and between XM Satellite Radio Inc. and The Bank of New York (successor to United States Trust Company of New York) (incorporated by reference to Holdings’ Current Report on Form 8-K, filed with the SEC on December 6, 2001).

4.14	Indenture, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on January 29, 2003).

4.15	Security Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, and The Bank of New York (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on January 29, 2003).

4.16	Amended and Restated Security Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and The Bank of New York (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.17	Intercreditor and Collateral Agency Agreement (General Security Agreement), dated as of January 28, 2003, by and among the Noteholders named therein, The Bank of New York, as trustee, General Motors Corporation, OnStar Corporation and The Bank of New York, as collateral agent (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.18	Intercreditor and Collateral Agency Agreement (FCC License Subsidiary Pledge Agreement), dated as of January 28, 2003, by and among the Noteholders named therein, The Bank of New York, as trustee, General Motors Corporation, OnStar Corporation and The Bank of New York, as collateral agent (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.19	Warrant Agreement, dated as of January 28, 2003, between XM Satellite Radio Holdings Inc. and The Bank of New York (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.20	Amended and Restated Amendment No. 1 to Rights Agreement, dated as of January 22, 2003, by and among XM Satellite Radio Holdings Inc. and Equiserve Trust Company, N.A. (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.21	Form of 10% Senior Secured Discount Convertible Note due 2009 (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.22	Global 14% Senior Secured Discount Note due 2009 (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.23	Global Common Stock Purchase Warrant (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.24	Second Supplemental Indenture, dated as of December 23, 2002, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 15, 2003).

4.25	Third Supplemental Indenture, dated January 27, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.26	Indenture, dated as of June 17, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and The Bank of New York, as trustee (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

Exhibit No.	Description
4.27	Form of 12% Senior Secured Note due 2010 (incorporated by reference to Exhibit A to Exhibit 4.26 hereof).

4.28	First Supplemental Indenture, dated as of June 12, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.29	First Amendment to Security Agreement, dated as of June 12, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.30	Warrant to purchase XM Satellite Radio Holdings Inc. Class A Common Stock, dated July 31, 2003, issued to Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

4.31	Amendment No. 2 to Rights Agreement between XM Satellite Radio Holdings Inc. and Equiserve Trust Company, N.A. (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on April 21, 2004).

4.32	Indenture, dated as of April 20, 2004, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and The Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on April 23, 2004).

4.33	Form of Senior Secured Floating Rate Note due 2009 (incorporated by reference to Exhibit A to Exhibit 4.32 hereof).

4.34	Indenture, dated as of November 23, 2004, between XM Satellite Radio Holdings Inc. and the Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on November 23, 2004).

4.35	Registration Rights Agreement, dated as of November 23, 2004, between XM Satellite Radio Holdings Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on November 23, 2004).

4.36	Form of 1.75% Senior Convertible Note Due 2009 (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on November 23, 2004).

10.1*	Third Amended and Restated Shareholders and Noteholders Agreement, dated as of June 16, 2003, by and among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.2	Second Amended and Restated Registration Rights Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Holdings Inc. and certain shareholders and note holders named therein (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.3^*	Technology Licensing Agreement by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999.

10.4*	Second Amended and Restated Distribution Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and OnStar Corporation, a division of General Motors Corporation (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.5^	Form of Indemnification Agreement between XM Satellite Radio Holdings Inc. and each of its directors and executive officers.

10.6	1998 Shares Award Plan (incorporated by reference to XM’s Registration Statement on Form S-8, File No. 333-106827).

10.7^	Form of Employee Non-Qualified Stock Option Agreement.

10.8	Employee Stock Purchase Plan (incorporated by reference to XM’s Registration Statement on Form S-8, File No. 333-106827).

10.9^	Non-Qualified Stock Option Agreement between Gary Parsons and XM Satellite Radio Holdings Inc., dated July 16, 1999.

Exhibit No.	Description
10.10^	Non-Qualified Stock Option Agreement between Hugh Panero and XM Satellite Radio Holdings Inc., dated July 1, 1998, as amended.

10.11^	Form of Director Non-Qualified Stock Option Agreement.

10.12*	Joint Development Agreement, dated February 16, 2000, between XM Satellite Radio Inc. and Sirius Satellite Radio Inc. (incorporated by reference to XM’s quarterly report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 12, 2000).

10.13	XM Satellite Radio Holdings Inc. Talent Option Plan (incorporated by reference to XM’s Registration Statement on Form S-8, File No. 333-65022).

10.14	Assignment and Novation Agreement, dated as of December 5, 2001, between Holdings, XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on December 6, 2001).

10.15*	Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Amendment No. 1 to XM’s Registration Statement on Form S-3, File No. 333-89132).

10.16*	Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated as of December 5, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on December 6, 2001).

10.17	Amended and Restated Note Purchase Agreement, dated as of June 16, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.18	Amendment No. 1 to Note Purchase Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.19	Amended and Restated Director Designation Agreement, dated as of February 1, 2003, by and among XM Satellite Radio Holdings Inc. and the shareholders and note holders named therein (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003).

10.20	GM/DIRECTV Director Designation Agreement, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc., General Motors Corporation and DIRECTV Enterprises LLC (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.21	Amended and Restated Assignment and Use Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and XM Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.22	Credit Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., as a borrower, and XM Satellite Radio Holdings Inc., as a borrower, and General Motors Corporation, as lender (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.23	Employment Agreement, dated as of June 21, 2002, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Joseph J. Euteneuer (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002).

10.24	Form of 2003 Executive Stock Option Agreement (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003).

10.25*	Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.26*	July 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

Exhibit No.	Description
10.27*	Contract for Launch Services, dated August 5, 2003, between Sea Launch Limited Partnership and XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.28	Amendment No. 1 to Amended and Restated Director Designation Agreement, dated as of September 9, 2003, by and among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to XM’s Quarterly Report in Form 10-Q for the quarter ended September 30, 2003 filed with the SEC on November 12, 2003).

10.29	December 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004).

10.30	First Amendment to Credit Agreement, dated January 13, 2004, by and between XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and General Motors Corporation (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004).

10.31	First Amendment to Second Amended and Restated Distribution Agreement, dated as of January 13, 2004, by and among OnStar Corporation, XM Satellite Radio Holdings Inc., and XM Satellite Radio Inc. (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004).

10.32	Form of Amendment to Third Amended and Restated Shareholders and Noteholders Agreement, dated as of January 13, 2004, by and among XM Satellite Radio Holdings Inc. and the parties thereto (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004).

10.33	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing, from XM 1500 Eckington LLC to Elisabeth Zajic for the benefit of Merrill Lynch Mortgage Lending, Inc., dated as of August 9, 2004 (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.34	Form of Amended and Restated Secured Promissory Note, made as of August 9, 2004, by XM 1500 Eckington LLC in favor of Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.35	Form of Indemnity and Guaranty Agreement, made as of August 9, 2004, by XM Satellite Radio Holdings Inc. in favor of Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.36	Form of Employment Agreement, dated as of August 6, 2004, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Gary Parsons (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.37	Form of Employment Agreement, dated as of August 6, 2004, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Hugh Panero (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.38	Form of 2004 Non-Qualified Stock Option Agreement (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

21.1	Subsidiaries of XM Satellite Radio Inc.

23.1	Consent of Independent Registered Accounting Firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

Exhibit No.	Description
32.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

^	Incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-83619.
*	Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

(b) Exhibits.

XM Satellite Radio Inc. hereby files as part of this Form 10-K the Exhibits listed in the Index to Exhibits.

(c) Consolidated Financial Statement Schedules.

The following consolidated financial statement schedule is filed herewith:

Schedule I—Valuation and Qualifying Accounts.

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

Date: March 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/S/ HUGH PANERO	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2005
Hugh Panero

/S/ JOSEPH J. EUTENEUER	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2005
Joseph J. Euteneuer

/S/ GARY M. PARSONS	Chairman of the Board of Directors	March 28, 2005
Gary M. Parsons

/S/ NATHANIEL A. DAVIS	Director	March 28, 2005
Nathaniel A. Davis

/S/ THOMAS J. DONOHUE	Director	March 28, 2005
Thomas J. Donohue

/S/ THOMAS G. ELLIOTT	Director	March 28, 2005
Thomas G. Elliott

/S/ GEORGE HAYWOOD	Director	March 28, 2005
George Haywood

/S/ CHESTER A. HUBER, JR.	Director	March 28, 2005
Chester A. Huber, Jr.

/S/ JARL MOHN	Director	March 28, 2005
Jarl Mohn

/S/ PIERCE J. ROBERTS, JR.	Director	March 28, 2005
Pierce J. Roberts, Jr.

/S/ JACK SHAW	Director	March 28, 2005
Jack Shaw

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

XM SATELLITE RADIO INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder

XM Satellite Radio Inc.:

We have audited the accompanying consolidated balance sheets of XM Satellite Radio Inc. and subsidiaries (“the Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the years in the three-year period ended December 31, 2004. Our audits also included the related consolidated financial statement schedule presented as Schedule I. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XM Satellite Radio Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

McLean, Virginia

March 25, 2005

XM SATELLITE RADIO INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

	2004	2003
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$202,521	$90,219
Restricted investments	—	116
Accounts receivable, net of allowance for doubtful accounts of $1,551 and $796	20,182	13,160
Due from subsidiaries/affiliates	1,412	95,693
Due from related parties	5,367	5,176
Prepaid and other current assets	59,967	40,478

Total current assets	289,449	244,842

Other assets:
Restricted investments, net of current portion	372	375
System under construction	153,595	22,058
Property and equipment, net of accumulated depreciation and amortization of $456,063 and $311,808	436,169	682,997
DARS license	141,227	141,200
Intangibles, net of accumulated amortization of $5,698 and $4,433	7,164	8,429
Deferred financing fees, net of accumulated amortization of $14,192 and $9,067	36,616	42,772
Related party prepaid expenses, net of current portion	25,901	44,521
Prepaid and other assets, net of current portion	1,823	2,502

Total assets	$1,092,316	$1,189,696

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Current portion of long-term debt	$6,148	$3,249
Accounts payable	59,155	39,784
Accrued expenses	86,196	57,512
Accrued network optimization expenses	2,148	4,136
Due to related parties	27,610	2,103
Accrued interest	5,552	3,070
Deferred revenue	114,951	39,722

Total current liabilities	301,760	149,576
Related party long-term debt, net of current portion	—	141,891
Long-term debt, net of current portion	615,943	527,944
Due to related parties, net of current portion	38,911	23,921
Deferred revenue, net of current portion	37,396	14,162
Other non-current liabilities	54,724	13,120

Total liabilities	1,048,734	870,614

Stockholder’s equity:
Common stock, par value $0.10; 3,000 shares authorized, 125 shares issued and outstanding	—	—
Additional paid-in capital	2,158,402	1,783,869
Accumulated deficit	(2,114,820)	(1,464,787)

Total stockholder’s equity	43,582	319,082

Commitments and contingencies
Total liabilities and stockholder’s equity	$1,092,316	$1,189,696

See accompanying notes to consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
	(in thousands)
Revenue	$244,443	$91,781	$20,181

Operating expenses
Cost of revenue (excludes depreciation & amortization, shown below)	205,262	150,773	126,555
Research & development (excludes depreciation & amortization, shown below)	23,513	12,285	10,843
General & administrative (excludes depreciation & amortization, shown below)	28,366	27,822	27,777
Marketing (excludes depreciation & amortization, shown below)	304,316	200,267	169,165
Impairment of goodwill	—	—	11,461
Depreciation & amortization	145,775	156,927	117,202

Total operating expenses	707,232	548,074	463,003

Operating loss	(462,789)	(456,293)	(442,822)
Other income (expense):
Interest income	1,592	794	2,621
Interest expense	(84,914)	(104,250)	(52,037)
Loss from deleveraging transactions	(76,621)	(29,731)	—
Other income (expense)	16	(279)	653

Net loss before income taxes	(622,716)	(589,759)	(491,585)

Provision for deferred income taxes	(27,317)	—	—

Net loss	$(650,033)	$(589,759)	$(491,585)

See accompanying notes to consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
	(in thousands)
Cash flows from operating activities:
Net loss	$(650,033)	$(589,759)	$(491,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	3,218	2,077	493
Depreciation and amortization	145,775	156,927	117,202
Amortization of deferred financing fees and discount	17,676	15,496	4,479
Non-cash stock-based compensation	2,020	3,003	1,507
Impairment of goodwill	—	—	11,461
Accretion of interest	53,222	45,227	—
Non-cash loss on conversion or redemption of notes	66,279	29,904	—
Provision for deferred income taxes	27,317	—	—
Other	(15)	(663)	(330)
Changes in operating assets and liabilities:
Increase in accounts receivable	(8,407)	(11,480)	(3,772)
(Increase)/decrease in due from related parties	(191)	802	(1,477)
Increase in prepaid and other current assets	(190)	(7,897)	5,666
Increase in accounts payable and accrued expenses	52,657	80,496	25,940
Increase in due to related parties	82,835	24,225	30,332
Increase in deferred revenue	98,463	41,587	11,242
Increase/(decrease) in accrued interest	2,482	(11,216)	800

Net cash used in operating activities	(106,892)	(221,271)	(288,042)

Cash flows from investing activities:
Purchase of property and equipment	(25,912)	(15,663)	(35,624)
Additions to system under construction	(116,537)	(2,672)	(32,813)
Net maturity of short-term investments	—	—	10,296
Net maturity of restricted investments	119	22,750	44,047
Insurance proceeds from satellite recoveries	133,924	—	—
Other investing activities	—	2,272	—

Net cash (used in) provided by investing activities	(8,406)	6,687	(14,094)

Cash flows from financing activities:
Proceeds from sale of common stock and capital contribution	304,846	11,768	249,150
Proceeds from issuance of 10% notes	—	108,132	—
Proceeds from issuance of 12% notes	—	185,000	—
Proceeds from issuance of floating rate discount notes	200,000	—	—
Repayment of 12% senior secured notes	(70,000)	—	—
Repayment of 14% senior secured notes	(13,028)	—	—
Repayment of related party long-term debt	(81,194)	—	—
Payments on related party facility	(103,034)	—	—
Payments on other borrowings	(5,174)	(2,722)	(2,440)
Payments for deferred financing costs	(4,816)	(4,101)	(216)

Net cash provided by financing activities	227,600	298,077	246,494

Net increase (decrease) in cash and cash equivalents	112,302	83,493	(55,642)
Cash and cash equivalents at beginning of period	90,219	6,726	62,368

Cash and cash equivalents at end of period	$202,521	$90,219	$6,726

See accompanying notes to consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholder’s Equity
	Shares	Amount
	(in thousands except share data)
Balance at January 1, 2002	125	$—	$1,238,898	$(383,444)	$855,454
Contributions to paid in capital	—	—	249,150	—	249,150
Non-cash stock compensation	—	—	1,507	—	1,507
Net loss	—	—	—	(491,585)	(491,585)

Balance at December 31, 2002	125	—	1,489,555	(875,029)	614,526
Contributions to paid in capital	—	—	291,312	—	291,312
Non-cash stock compensation	—	—	3,003	—	3,003
Net loss	—	—	—	(589,759)	(589,759)

Balance at December 31, 2003	125	—	1,783,870	(1,464,788)	319,082
Contributions to paid in capital	—	—	372,513	—	372,513
Non-cash stock compensation	—	—	2,020	—	2,020
Net loss	—	—	—	(650,033)	(650,033)

Balance at December 31, 2004	125	$—	$2,158,403	$(2,114,821)	$43,582

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

In the Company’s opinion, the accompanying consolidated financial statements reflect all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the consolidated financial position of XM Satellite Radio Inc. as of December 31, 2004 and 2003, and the results of operations and cash flows for the years ended December 31, 2004, 2003 and 2002. Certain reclassifications have been made to prior-period amounts to conform with the 2004 presentation, including the reclassification of ad sales expense and certain revenue share payments to cost of revenue.

(c) Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had the following cash and cash equivalents balances (in thousands):

	December 31,
	2004	2003
Cash on deposit	$4,184	$6,729
Money market funds	198,337	83,490

Total cash and cash equivalents	$202,521	$90,219

(d) Restricted Investments

Restricted investments consist of fixed income securities and are stated at amortized cost plus accrued interest income. At December 31, 2004 and 2003, restricted investments represented securities held in escrow to secure the Company’s future performance with regard to certain contracts and obligations, which include certain facility leases and other secured credits. The investments are principally money market funds and certificates of deposit. There were no gross unrealized holding gains at December 31, 2004 and 2003. The amortized cost and fair value of the restricted investments at December 31, 2004 and 2003, were as follows (in thousands):

	Amortized Cost	Fair Value
At December 31, 2004:

Collateral for letters of credit and other secured credit	$372	$372

At December 31, 2003:

Contract escrow	$116	$116
Collateral for letters of credit and other secured credit	375	375

Total restricted investments	$491	$491

(e) Accounts Receivable

Accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in the Company’s existing accounts receivable. The Company estimates the allowance based on the Company’s actual write-off experience.

(f) Inventory

Inventory is valued at weighted average cost and consists of finished goods. The Company had $2.9 million and $2.6 million of inventory at December 31, 2004 and 2003, respectively, which are included in Prepaid and other current assets on the Consolidated Balance Sheets.

(g) Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives:

Spacecraft system	6.75 years

Terrestrial repeater network	5 – 10 years

Spacecraft control and uplink facilities	17.5 years

Broadcast facilities	3 – 7 years

Computer systems	3 – 7 years

Building and improvements	20 years

Furniture and fixtures	3 – 7 years

Equipment under capital leases and leasehold improvements	Lesser of useful life or remaining lease term

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

In July 2004, the Company reached agreement with insurers covering 80% of the aggregate sum insured at a settlement rate equal to 44.5% of the proportionate amount covered by each of these insurers, representing a total recovery of approximately $142 million from these insurers. This settlement resolves any issues about the amount of loss sustained, includes a waiver by the settling insurance companies of any reductions based on salvage value, terminates any further risk to the settling insurers under the policies and ends any other rights the settling insurers might have with regard to XM Rock and XM Roll or revenues generated by the Company’s continuing use of those satellites. The Company has collected all amounts due under the settlement. The portion of the insurance proceeds related to claim payments, totaling $133.9 million, was recorded as a reduction to the carrying values of XM Rock and XM Roll. In August 2004, the Company filed for arbitration to collect the remaining 20% of the sum insured utilizing the third-party dispute resolution procedures under the policy. Any amounts received from this arbitration proceeding will be recorded as a reduction to the carrying values of XM Rock and XM Roll.

In February 2005, the Company launched its third satellite (XM-3), to be placed into one orbital slot. The Company will then move XM Roll to be collocated with XM Rock in the other orbital slot. In 2007, the Company plans to launch an additional satellite (XM-4) to replace the collocated XM Rock and XM Roll. With this plan, even in the event there is a problem putting XM-3 into operation, the Company believes it will be able to launch additional satellites prior to the time the solar array output power degradation issue might cause the Company’s broadcast signal strength to fall below minimum acceptable levels.

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

Had the Company used 6.75 years for the life of the satellites from the in-service date, the net loss attributable to common stockholders would have been impacted as follows:

	Year ended December 31,
	2004	2003	2002
	(amounts in thousands, except per share data)
Net loss as reported	$(650,033)	$(589,759)	$(491,585)
Add effect of change on depreciation of satellites	—	—	(31,622)

Adjusted net loss	$(650,033)	$(589,759)	$(523,207)

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

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently, if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

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

In applying the standards established by SFAS No. 142, the Company determined that its DARS license was an intangible asset having an indefinite useful life. While the DARS license has a renewable eight-year term, the Company believes that the administrative fees necessary to renew the license will be de minimis compared to the initial fee to obtain the license, and the Company has met all of the established milestones specified in the FCC license agreement. The Company also anticipates no difficulties in renewing the license as long as the Company continues to adhere to the various regulatory requirements established in the license grant. Although the Company faces competition from a variety of sources, the Company does not believe that the risks of the technology becoming obsolete or of a decrease in demand for the DARS service are significant. Further, the Company believes that its license is comparable with the licenses granted to other broadcasters, which are also classified as indefinite-lived intangible assets. Upon adoption, the Company was required to evaluate its existing acquired intangible assets and goodwill, and to make any necessary reclassifications in order to conform to the new classification criteria in SFAS No. 141 for recognition separate from goodwill. The Company was also required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. Since the Company’s DARS license, with a carrying amount of $144.0 million at January 1, 2002, is an intangible asset having an indefinite useful life, it was tested for impairment in accordance with the provisions of SFAS No. 142. Impairment is measured as the excess of carrying value over the fair value of an intangible asset with an indefinite life. Based on the Company’s analysis, no impairment existed. In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Company was required to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. The goodwill balance was $11.5 million as of January 1, 2002 (the date the Company implemented SFAS No. 142). The Company identified one reporting unit and determined the carrying value; the fair value of the reporting unit was computed by determining its enterprise value, which consisted of the Company’s market capitalization and the fair value of its long-term debt. The Company determined that the fair value exceeded the carrying value and that there were no indications that goodwill had been impaired as of January 1, 2002, the date of implementation.

Amortization of the DARS license did not begin until September 25, 2001, when the Company commenced commercial operations, and no amortization has been taken since January 1, 2002, when the Company adopted SFAS No. 142. Amortization expense for the other intangibles was $1.3 million, $1.3 million and $1.5 million during the years ended December 31, 2004, 2003 and 2002, respectively. The Company did not begin amortizing acquired programming agreements until September 25, 2001, when the Company commenced commercial operations. The Company is continuing to amortize intangible assets consisting of programming and receiver agreements that had a carrying value of $7.2 million and $8.4 million, respectively, as of December 31, 2004 and 2003, respectively, over their estimated useful lives of 10 years. The estimated amortization for the programming and receiver agreements for the years ended 2005 to 2008 is $1.3 million for each year.

In connection with the January 2003 financing transactions (see Note 3), the carrying value of the DARS license was reduced by $2.8 million, which was allocated as a discount associated with the fair value of the consideration provided to certain of these investors at the time of the issuance of the 10% Senior Secured Discount Convertible Notes.

As part of the annual impairment testing in 2002, the Company performed an assessment of the fair value of its sole reporting unit as defined by SFAS No. 142 and compared it to the carrying value of its reporting unit. The Company’s market capitalization had fallen below the Company’s book value, indicating that the reporting unit’s indefinite lived intangible assets, goodwill and the DARS license, may be impaired. During 2002, the Company recorded an impairment charge of $11.5 million to write-off the entire net book value of its goodwill upon completing the annual impairment review required by SFAS No. 142, as fully described in Note 5.

(i) Deferred Financing Fees and Other Assets

Deferred financing fees consist primarily of legal, accounting, printing and investment banking fees as well as fees paid for lines of credit associated with the Company’s debt financing. Deferred financing fees are amortized over the life of the corresponding debt facility.

(j) Revenue Recognition

The Company derives revenue primarily from basic and premium subscriber subscription and activation fees as well as advertising, direct sales of equipment and royalties.

Revenue from subscribers, which is generally billed in advance, consists of (i) fixed charges for service, which are recognized as the service is provided and (ii) non-refundable activation fees that are recognized ratably over the expected 40-month life of the customer relationship. Direct activation costs are expensed as incurred. Promotions for free or discounted service are treated as a reduction to revenue during the period of the promotion. Sales incentives, consisting of rebates to subscribers, are recorded as reductions to revenue when claimed. Discounts to equipment which are sold with service are allocated to equipment and service based on relative fair value. Subscription and activation revenue accounted for over 90% of total revenues.

The Company recognizes advertising revenue from sales of advertisements in the period in which the advertisement is broadcast. Agency fees are presented as a reduction to revenue in the consolidated statement of operations. Advertising revenue for the years ended December 31, 2004, 2003 and 2002, respectively, included advertisements sold in exchange for goods and services (barter) recorded at fair value. Revenue from barter transactions is recognized when advertisements are broadcast. Merchandise or services received are charged to expense when received or used. Barter transactions are not significant to the Company’s consolidated financial statements.

Equipment revenue is recognized at the time of shipment or delivery of the equipment. Royalty and other revenue is recognized when earned.

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

At December 31, 2004, the Company had two stock-based employee compensation plans, which are described more fully in Note 11. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2004	2003	2002
	(amounts in thousands, except per share data)
Net loss, as reported	$(650,033)	$(589,759)	$(491,585)
Add: stock-based employee compensation expense included in net loss, net of tax	—	—	941
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards	(30,456)	(25,769)	(23,067)

Pro forma net loss	$(680,489)	$(615,528)	$(513,711)

For SFAS No. 123 disclosures purposes, the weighted average-fair value of each employee option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model. The assumptions used are described more fully in Note 11.

(l) Research & Development

Research & development costs are expensed as incurred.

(m) Advertising & Marketing

Advertising & marketing costs, including media, events, training and marketing materials for retail and automotive dealer points of presence, are discretionary costs that are expensed as incurred. These costs are included in marketing. During the years ended December 31, 2004, 2003, and 2002, the Company expensed approximately $88.1 million, $64.3 million and $91.6 million, respectively.

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

(o) Accounting Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The estimates involve judgments with respect to, among other things, various future factors which are difficult to predict and are beyond the control of the Company. Significant estimates include valuation of the Company’s investment in the DARS license and its identification as an asset with an indefinite life, the allowance for doubtful accounts, the valuation of intangible assets, the recoverability of the long-lived assets, the costs to terminate certain terrestrial repeater site leases, the estimated life of a subscriber’s subscription, the payments to be made to distributors and manufacturers for radios sold or activated, the amount of royalties to be paid on radios and/or components manufactured or revenue generated, the amount of license fees payable to Broadcast Music, Inc., the amount of stock-based compensation arrangements and the valuation allowances against deferred tax assets. Accordingly, actual amounts could differ from these estimates.

Payments owed to manufacturing and distribution partners are expensed during the month in which the manufacture, sale, and/or activation of the radio unit occurs. The amounts of these expenses are dependent upon units provided by internal Company systems and processes (i.e. subscriber management system and supply chain management system) and partner systems and processes. However, due to lags in receiving manufacturing and sales data from partners, estimates of amounts due are necessary in order to record monthly expenses. In subsequent months when lagged data is received from partners, expenses are reconciled, and adjusted where necessary. Since launching commercial operations, the Company continues to refine the estimation process based on an increased understanding of the timing lags, and close working relationships with business partners. Estimates recorded on the Company’s books are generally adjusted to actuals within one month.

(p) Reclassifications

Certain 2003 and 2002 amounts have been reclassified to conform to the current year presentation.

(q) Derivative Instruments and Hedging Activities

The Company has reviewed its contracts and has determined that it has no free-standing or embedded derivative instruments. The Company does not engage in hedging activities.

(2) Liquidity

The Company is devoting its efforts to market its digital audio radio service and to increase its subscriber base. This effort involves substantial risk and future operating results will be subject to significant business, economic, regulatory, technical, and competitive uncertainties and contingencies. The Company commenced commercial operations in the fourth quarter of 2001 and has an accumulated deficit of $2.1 billion as of December 31, 2004. Holdings and the Company have raised $3.1 billion of equity and debt net proceeds from inception through December 31, 2004 from investors and strategic partners to fund their operations. In 2004, Holdings and the Company raised $697 million of net funds. This includes $177 million of net funds raised from the sale of Holdings’ Class A common stock in January 2004, $195 million of net funds raised from the issuance of the Senior Secured Floating Rate Notes due 2009 and $293 million from the issuance of the 1.75% convertible Senior Notes due 2009 in November 2004. In April 2004, Holdings and the Company also received $32 million in cash proceeds in connection with GM’s exercise of a warrant to purchase 10 million shares of Holdings’ Class A common stock at an exercise price of $3.18 per share. During the third quarter of 2004, the Company settled with insurers representing approximately 80% of the insurance coverage on XM Rock and XM Roll for a total recovery of approximately $142 million, further augmenting the Company’s liquidity. In 2003, the Company raised $601 million of net funds. This also includes $206 million of net funds raised in the January 2003 financing transactions, $179 million of net funds raised in the June 2003 transaction (including $10 million raised in July 2003 from the exercise of an over-allotment option), $150 million of net funds raised in the September 2003 transactions and $66 million of net funds raised through the Direct Stock Purchase Program in 2003. The January 2003 financing transactions also included $250 million of payment deferrals and a line of credit. The proceeds received have been used to acquire the Company’s DARS license, make required payments for the Company’s system, including the satellites, terrestrial repeater system, and ground networks, and for working capital and operating expenses. Provided that the Company meets the revenue, expense and cash flow projections of its business plan, the Company expects to be fully funded and will not need to raise additional financing to continue operations. The Company’s business plan is based on estimates regarding expected future costs and expected revenue. The costs may exceed or the revenues may fall short of Company’s estimates, the estimates may change, and future developments may affect the Company’s estimates. Any of these factors may increase the Company’s need for funds, which would require the Company to seek additional financing to continue implementing the current business plan. The Company is dependent on Holdings to meet certain of its funding requirements, and Holdings has indicated that it presently intends to fund the Company’s ongoing business operations.

(3) Recent Financing and De-leveraging Transactions

(a) November 2004 Financing

Offering of 1.75% Convertible Senior Notes due 2009

On November 23, 2004, Holdings completed the sale of $300 million aggregate principal amount of its 1.75% Convertible Senior Notes due 2009. The notes mature on December 1, 2009 and bear interest at an annual rate of 1.75%. In January 2005, the over-allotment option was exercised and an additional $100 million aggregate principal amount of notes were issued. The notes may be converted by the holder, at its option, into shares of Holdings’ Class A common stock initially at a conversion rate of 20.0 shares of

Holdings’ Class A common stock per $1,000 principal amount, which is equivalent to an initial conversion price of $50.00 per share of Holdings’ Class A common stock (subject to adjustment in certain events), at any time until December 1, 2009. The notes are not redeemable at the Company’s option prior to the stated maturity.

(b) August 2004 Mortgage Refinancing

Holdings refinanced its floating rate mortgage on August 9, 2004, with a remaining outstanding principal balance of $27.7 million, relating to its facility in Washington, D.C. for a new balance of $33.3 million at a fixed rate of 6.01% due in 2014. Holdings incurred $0.5 million in financing costs associated with the transaction. The new mortgage loan is secured by the building for XM’s corporate headquarters in Washington, D.C. and an escrow of $4.1 million at December 31, 2004.

(c) April 2004 Financing

Offering of Senior Secured Floating Rate Notes due 2009

On April 20, 2004, the Company completed an offering of $200 million of Inc.’s Senior Secured Floating Rate Notes due May 1, 2009. Interest on the notes is 7.68% per annum through January 31, 2005 and thereafter is reset quarterly at a rate equal to 550 basis points over LIBOR. The interest on the notes is payable quarterly in cash in arrears on February 1, May 1, August 1 and November 1, commencing on August 1, 2004. No scheduled principal payments are required to be made prior to maturity. The notes, which are Inc.’s senior secured obligations, are secured by substantially all of Inc.’s assets, including the stock of Inc’s FCC license subsidiary, are guaranteed by the Company and rank equally in right of payment with all of Inc.’s other existing and future senior indebtedness and senior in right of payment to all of Inc.’s existing and future subordinated indebtedness. At any time, Inc. may, at its option, redeem the notes, in whole or in part, at declining redemption prices. The proceeds from this offering were used in part to repay outstanding balances under the Company’s revolving credit facility with General Motors (“GM”).

(d) April 2004 Exercise of GM Warrant

In April 2004, Holdings received $31.8 million in cash proceeds in connection with GM’s exercise of a warrant to purchase 10 million shares of Holdings’ Class A common stock at an exercise price $3.18 per share.

(e) January 2004 Financing

Offering of share of Holdings’ Class A common stock

On January 28, 2004, Holdings completed a public offering of 20 million shares of its Class A Common Stock at $26.50 per share, 13 million shares of which were offered for sale by certain selling stockholders. The 7 million shares offered by the Company resulted in gross proceeds of $185.5 million. The proceeds from this offering were used in part to repay the unvested portion of the 10% Senior Secured Convertible Note due December 31, 2009 to Onstar Corporation (“Onstar”), a subsidiary of GM. In connection with the sale of Holdings’ Class A common stock in the January 2004 Class A common stock offering, the Company entered into agreements with the selling stockholders to convert $11.0 million carrying value, or $13.3 million fully accreted face value at maturity, of 10% Senior Secured Discount Convertible Notes into 3.5 million shares of Holdings’ Class A common stock, $52.4 million including accrued dividends in shares of Holdings’ Series C preferred stock into 5.9 million shares of Class A common stock and 3.6 million shares of Holdings’ Series A convertible preferred stock into 3.6 million shares of Holdings’ Class A common stock. The proceeds were held at Holdings to fund the operations of the Company on an as-needed basis.

(f) September 2003 Financing

Offering of shares of Holdings’ Class A common stock

On September 11, 2003, Holdings completed a public offering of 11.3 million shares of its Class A Common Stock at $13.25 per share to Legg Mason Funds Management, Inc., Legg Mason Capital Management, Inc., and another large institutional investor, each on behalf of its investment advisory clients. This offering resulted in gross proceeds of $150 million. The proceeds of the September 2003 financing transactions were held at Holdings to fund the operations of the Company on an as-needed basis.

(g) June 2003 Financing

Offering of 12% Senior Secured Notes due 2010

On June 17, 2003, the Company completed an offering of $175 million of Inc.’s 12% Senior Secured Notes due June 15, 2010. In July 2003, an additional $10 million of these 12% senior secured notes due 2010 were issued upon exercise of the over-allotment option. Interest on the notes is payable every six months in cash in arrears on December 15 and June 15, commencing on December 15, 2003. The notes, which are Inc.’s senior secured obligations, are secured by substantially all of Inc.’s assets, are guaranteed by Holdings and will rank equally in right of payment with all of Inc.’s other existing and future senior indebtedness and senior in right of payment to all of Inc.’s existing and future subordinated indebtedness. Inc. may, at its option, redeem the notes at declining redemption prices at any time on or after June 15, 2007. At any time on or prior to June 15, 2006, Inc. may redeem a portion of the outstanding notes with the proceeds of certain equity offerings as long as the redemption occurs within 90 days of the date of the closing of such equity offering and at least $100 million aggregate principal amount of notes remains outstanding after the redemption.

(h) January 2003 Financing

On January 28, 2003, Holdings and the Company completed (1) an exchange of over $300 million of the $325 million aggregate principal amount of outstanding debt issued by Inc., (2) a restructuring of $250 million in payment obligations to General Motors Corporation (“GM”) due through 2006, and (3) a private placement resulting in gross proceeds to the Company of $225 million.

14% Senior Secured Discount Notes Issued in Exchange

The Company accepted for exchange $300.2 million aggregate principal amount of the previously outstanding $325.0 million of Inc.’s 14% Senior Secured Notes due 2010 (“Old Notes”). For each $1,000 principal amount of notes tendered for exchange, the tendering holder received:

•	$1,459 principal amount at maturity of 14% Senior Secured Discount Notes due 2009 (“New Notes”) issued by Inc. and guaranteed by Holdings;

•	a warrant to purchase 85 shares of Holdings’ Class A common stock at an exercise price of $3.18 per share; and

•	$70 in cash.

The exercise price of each warrant may be paid either in cash or without the payment of cash by reducing the number of shares of Holdings’ Class A common stock that would be obtainable upon the exercise of a warrant. The warrants are fully vested and expire December 31, 2009. The face value of the New Notes is reduced by a discount of $61.0 million associated with the fair value of the related warrants. The fair value of the warrants was calculated using a Black-Scholes based methodology. The face value of these notes is also reduced by an allocation of the unamortized discount on the Old Notes of $52.4 million. This exchange was accounted for as a troubled debt restructuring, and therefore, the modification of terms has been accounted for prospectively from the time of the restructuring. The New Notes were reported on the Company’s consolidated balance sheet as of December 31, 2003 as follows (in thousands):

Face amount of notes at January 28, 2003	$300,176
Discount at January 28, 2003	(113,402)

Carrying amount of notes at January 28, 2003	$186,774
Discount amortization/interest accretion	31,270
Extinguishments	(40,964)

Carrying amount of notes at December 31, 2003	$177,080

Restructuring of GM Obligations

Under certain agreements with General Motors (“GM”) and its subsidiary, OnStar Corporation (“OnStar”), Holdings and the Company issued to OnStar a 10% Senior Secured Convertible Note due December 31, 2009 with an aggregate principal amount of $89 million in lieu of Inc.’s obligation to make $115 million in guaranteed payments from 2003 to 2006 under the distribution agreement with OnStar Corporation. Holdings and the Company also entered into a $100 million credit facility with GM and issued a warrant to GM to purchase 10 million shares of Holdings’ Class A common stock at an exercise price of $3.18 per share. The warrant is fully vested and expires after five years. The Company determined that the fair value of the warrant was $25.2 million, and the unamortized amount is included in deferred financing fees on the Company’s consolidated balance sheet as of December 31, 2003 and 2004. The fair value of the warrant was calculated using a Black-Scholes based methodology. The note issued to OnStar is convertible and the warrant exercisable only to the extent GM would not beneficially own more than 19.9% of Holdings’ Class A common stock, unless the Company and GM otherwise agree and certain stockholder approvals are obtained.

OnStar will be able to convert the note into shares of Holdings’ Class A common stock pursuant to a vesting schedule so that on each date prior to and including December 31, 2006 that the Company would have been obligated to make scheduled guaranteed payments under the distribution agreement, a pro rata portion of the OnStar note corresponding to the scheduled guaranteed payment will become convertible at the option of OnStar at a conversion price equal to 90% of the fair market value of a share of Holdings’ Class A common stock (calculated as described above) on the date of conversion; provided that, the conversion price will be not less than $5 per share nor greater than $10 per share during 2003, not less than $5 per share nor greater than $15 per share during 2004, and not less than $5 per share nor greater than $20 per share thereafter. As described in Note 9(e), in February 2004, the Company completed the redemption of the OnStar note.

GM provided Holdings and the Company and Inc. with a $100.0 million Senior Secured Credit Facility, maturing as late as December 2009, that enables the Company to make monthly draws to finance payments that become due under the Company’s distribution agreement with OnStar Corporation and other GM payments. This facility was amended in January 2004 and became a revolver. Holdings and the Company are co-borrowers under this credit facility. The outstanding principal amount of all draws will be due December 31, 2009 and bear interest at the applicable 90-day LIBOR rate plus 10% through December 31, 2003, and effective January of 2004 bears interest at a per annum rate of LIBOR plus 8%. Holdings and the Company will be able to make interest payments semiannually in shares of Holdings’ Class A common stock having an aggregate fair market value at the time of payment equal to the amount of interest due. The fair market value will be based on the average daily trading prices of Holdings’ Class A common stock over the ten business days prior to the day the interest payment is due. The Company has the option to prepay all draws in whole or in part at any time, and, with effect from the January 2004 amendment, may re-borrow prepaid amounts. Beginning in 2005, the Company will be required to prepay the amount of any outstanding advances in an amount equal to the lesser of (i) 50% of the Company’s excess cash and (ii) the amount necessary to prepay the draws in full. In order to make draws under the credit facility, the Company is required to have a certain minimum number of subscribers that are not originated by GM and a minimum pre-marketing cash flow.

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

Private Placement of 10% Senior Secured Discount Convertible Notes and Holdings’ Class A Common Stock

Holdings and the Company sold $210.0 million of 10% Senior Secured Discount Convertible Notes due December 31, 2009 to certain institutional and accredited investors, including some of its current investors. Holdings and the Company are co-obligors on these new investor notes. At any time, a holder of new investor notes may convert all or part of the accreted value of its notes at a conversion price of $3.18 per share. The face value of the 10% senior secured discount convertible notes is reduced by a discount of $2.8 million associated with the fair value of the consideration provided to certain of these investors at the time of issuance. The face value of these notes is further reduced by a beneficial conversion feature of $68.9 million. These notes are reported on the Company’s consolidated balance sheet as of December 31, 2003 as follows (in thousands):

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

Holdings has committed to refer (or may provide directly as described below) one of the investors in its January 2003 convertible notes offering to potential sources of freely tradable shares of its Class A common stock for borrowing and hedging activities through January 2005. Should these referrals not result in this investor obtaining a stock loan, Holdings may issue up to 7.5 million shares to this investor for a purchase price payable by an interest-bearing promissory note and concurrently enter into a repurchase/resale agreement with this investor at the same purchase price, with a repurchase or resale to occur after two years. Through January 2005, the Company has not been required to issue additional shares under the repurchase/resale agreement.

Holdings also sold $15.0 million of its Class A common stock at a per share purchase price of $2.70 to a private investor and issued a warrant to purchase 900,000 shares of its Class A common stock at an exercise price of $3.18 per share to R. Steven Hicks, who joined Holdings’ board of directors in connection with these transactions. This warrant was valued at $2.3 million using a Black-Scholes based methodology, and the unamortized amount is included in deferred financing fees on the consolidated balance sheet as of December 31, 2003 and 2004.

The proceeds of the January 2003 financing transactions were held at Holdings to fund the operations of the Company on an as-needed basis.

De-leveraging Transactions

2004 De-leveraging Transactions

During 2004, Holdings and the Company entered into agreements with certain holders of their notes to exchange $262.9 million carrying value including accrued interest, or $286.2 million fully accreted face value at maturity, for $97.5 million in cash consideration and 11.4 million shares of Holdings’ Class A common stock. This includes the following de-leveraging transactions:

•	the redemption of $73.3 million carrying amount including accrued interest of our 12% Senior Secured Notes due 2010 for an aggregate redemption price of $81.7 million, which amount included a redemption premium of $8.4 million;

•	the conversion of all of Holdings’ remaining outstanding $45.7 million of 7.75% Convertible Subordinated Notes into 3.7 million shares of Holdings’ Class A common stock;

•	the exchange of $132.8 million carrying value including accrued interest, or $157.1 million fully accreted face value at maturity, of our 14% Senior Secured Notes due 2009 for $15.8 million in cash consideration and 4.2 million shares of Holdings’ Class A common stock;

•	the conversion of $11.1 million carrying value including accrued interest, or $13.4 million fully accreted face value at maturity, of our 10% Senior Secured Discount Convertible Notes due 2009 into 3.5 million shares of Holdings’ Class A common stock; and

•	the Company recorded a loss of $76.6 million from these extinguishments in other expense on the consolidated statement of operations for the year ended December 31, 2004.

We completed the redemption of the $89.0 million 10% Senior Secured Convertible Note due 2009 held by Onstar. As part of the redemption, Onstar converted $7.8 million in principal amount of the Note, representing the entire principal amount of the Note that had vested conversion rights at the time of the redemption, into 980,670 shares of Holdings’ Class A common stock in accordance with the terms of the Note. The remaining $81.2 million in principal amount plus accrued interest was repaid with cash. Also, the Company entered into agreements with certain holders of Holdings’ 8.25% Series C convertible redeemable preferred stock to convert $52.4 million including accrued dividends in shares of Holdings’ Series C preferred stock into 5.9 million shares of Holdings’ Class A common stock. The Company also entered into agreements with certain holders of Holdings’ Series A convertible preferred stock to convert $51.4 million carrying value, in shares of Holdings’ Series A preferred stock, into 5.4 million shares of Holdings’ Class A common stock. Additionally, the Company entered into agreements with certain holders of Holdings’ Class A common stock warrants to exchange approximately 56,000 warrants convertible into 2.6 million shares of Holdings’ Class A common stock for 2.3 million shares of Holdings’ Class A common stock and received $9.4 million in cash proceeds from the exercise of approximately 35,000 warrants converted into 3.0 million shares of Holdings’ Class A common stock.

As a result of these de-leveraging and debt repayment transactions, during 2004 Holdings and the Company eliminated approximately $597.3 million of carrying value including accrued interest of debt and preferred securities, or approximately $617.0 million of face amount at maturity. Holdings and the Company eliminated $90.4 million carrying value including accrued interest ($89.0 million face amount at maturity) of the Company’s 10% Senior Secured Convertible Note due 2009 held by Onstar, $73.3 million carrying value including accrued interest ($70.0 million face amount at maturity) of the Company’s 12% Senior Secured Notes due 2010, $45.7 million carrying value including accrued interest ($45.7 million face amount at maturity) of Holdings’ 7.75% Convertible Subordinated Notes due 2006, $132.8 million carrying value including accrued interest ($157.1 million face amount at maturity) of the Company’s 14% Senior Secured Notes due 2009, $35.3 million carrying value including accrued interest ($35.0 million face amount at maturity) of Holdings’ loan with Boeing Satellite Systems, $103.0 million of the balance outstanding under their revolving credit and equity facility, plus accrued interest of $2.0 million, with GM, $11.1 million carrying value including accrued interest ($13.4 million face amount at maturity) of their 10% Senior Secured Discount Convertible Notes due 2009, $52.4 million carrying value of Holdings’ Series C preferred stock and $51.4 million of Holdings’ Series A preferred stock.

2003 De-leveraging Transactions

During 2003, the Holdings and the Company entered into agreements with certain holders of its notes to exchange $125.2 million carrying value, or $160.1 million fully accreted face value at maturity, of the Company’s notes, for $6.8 million in cash consideration and 19.2 million shares of Holdings’ Class A common stock. The Company recorded a net loss of $29.7 million from these debt extinguishments in other expense on the consolidated statement of operations for the year ended December 31, 2003.

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

(4) Related Party Transactions

The Company had the following amounts due from related parties at December 31, 2004 and 2003 (in thousands):

	December 31,
	2004	2003
General Motors Corporation (“GM”)	$3,708	$4,124
Honda	1,659	1,052

Total	$5,367	$5,176

The Company had the following amount as related party prepaid expense at December 31, 2004 and December 31, 2003 (in thousands):

	December 31,
	2004	2003
GM	$57,061	$66,782

The Company had the following amounts outstanding to related parties at December 31, 2004 and 2003 (in thousands):

	December 31,
	2004	2003
GM	$66,106	$25,204
Honda	415	—
Hughes	—	59
Clear Channel	—	761

Total	$66,521	$26,024

The Company had the following long-term related party debt at December 31, 2004 and December 31, 2003 (in thousands):

	December 31,
	2004	2003
GM	$—	$141,891

Beginning in the fourth quarter of 2002, the Company engaged in activities with GM and Honda to jointly promote XM service subscriptions to new car buyers. At December 31, 2004, there were approximately 402,000 subscribers in promotional periods (typically ranging from three months to one year in duration) paid for by the vehicle manufacturers. These subscriptions are included in the Company’s subscriber total. Revenues earned from related parties, primarily from these subscriptions, are as follows (in thousands):

	Years ended December 31,
	2004	2003	2002
GM	$21,374	$11,630	$256
Honda	6,869	368	—

Total	$28,243	$11,998	$256

The Company has relied upon certain related parties for legal, technical, marketing and other services during the years ended December 31, 2004, 2003 and 2002. Total costs incurred in transactions with related parties are as follows (in thousands):

	Year ended December 31, 2004
	GM	Hughes	Clear Channel	Honda
Terrestrial repeater network	$—	$7	$—	$—
Terrestrial repeater site leases	—	—	31	—
Customer care & billing operations	363	—	—	—
Marketing	158,997	—	—	—
Research and development	—	—	—	9,579

	Year ended December 31, 2003
	GM	Hughes	Clear Channel
Terrestrial repeater network	$—	$278	$—
Terrestrial repeater site leases	—	—	60
Customer care & billing operations	960	—	—
Marketing	107,346	—	8,646

	Year ended December 31, 2002
	GM	Hughes	DIRECTV	Clear Channel	LCCI
Terrestrial repeater network	$—	$10,386	$—	$—	$3,089
Terrestrial repeater site leases	—	—	—	57	—
Customer care & billing operations	178	—	—	—	—
Marketing	29,915	—	125	10,182	—
General & administrative	—	—	3	—	—

(a) GM

In 1999, the Company established a distribution agreement with GM (see Note 16 (f)). Under the terms of the agreement, GM distributes the XM Radio Service in various models of its vehicles. This agreement was amended in June 2002 and January 2003 and continues to be clarified as XM’s business operations and working relationship with GM continues to evolve.

(b) Honda

The Company has arrangements with Honda relating to the promotion of the XM service to new buyers, the use of bandwidth on the XM system and the development of telematics services and technologies. There were no Honda related party expenses in 2002 or 2003.

(c) Hughes

In 1999, the Company entered into a terrestrial repeater manufacturing agreement with Hughes (see Note 16(e)). Hughes ceased to be a related party in January 2004.

(d) DIRECTV

In 1999, the Company entered into a consulting services agreement with DIRECTV. The agreement provides for DIRECTV professionals to aid the Company’s efforts in establishing its customer care center and billing operations on a time and materials basis. DIRECTV ceased to be a related party in January 2004. There were no DIRECTV related party expenses in 2003 or 2004.

(f) Clear Channel

Clear Channel Communications provides certain programming services to the Company. In 2000, the Company entered into a sponsorship agreement with SFX Marketing, now Clear Channel Entertainment, to advertise and promote the Company’s service at Clear Channel Entertainment events and venues. Since 2000, Premiere Radio Networks, a subsidiary of Clear Channel Communications, had served as one of the Company’s ad sales representatives. Under separate agreements, the Company also runs advertisements on a spot and network basis on radio stations owned by Clear Channel Communications. In addition, the Company leases 3 sites for its terrestrial repeaters from Clear Channel Communications. Clear Channel ceased to be a related party in the second quarter of 2004.

(g) LCCI

In 1999, the Company entered into the LCCI Services Contract (see Note 16(d)), and LCCI also provides certain ongoing consulting engineering work for the Company relating to the terrestrial repeater network on a time and materials basis. LCCI ceased to be a related party in 2002.

(h) Holdings

Through December 31, 2004, Holdings provided funding to the Company of $1,936 million through both public and private equity and debt offerings that it had completed.

In August 2001, the Company’s facility lease for its corporate headquarters was amended and Holdings became the Company’s new landlord (Note 16 (m)). The Company incurred facility costs relating to the rental of this office space from Holdings of $4,289,000 for the years ended December 31, 2003 and 2004.

(5) Impairment Charge for Goodwill

In 2002, as part of the annual impairment testing, the Company performed an assessment of the fair value of its sole reporting unit as defined by SFAS No. 142 and compared it to the carrying value of its reporting unit. The Company’s market capitalization had fallen below the Company’s book value, indicating that the reporting unit’s indefinite lived intangible assets, goodwill and the DARS license may be impaired under the test established by SFAS No. 142.

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

(6) System Under Construction

The Company has capitalized costs related to the development of its XM Radio System to the extent that they have future benefits. The amounts recorded as system under construction consist of the following (in thousands):

	December 31,
	2004	2003
Spacecraft system	$145,702	$21,931
Spacecraft control facilities	7,893	127

Total system under construction	$153,595	$22,058

(7) Property and Equipment

Property and equipment consists of the following (in thousands):

	2004	2003
Spacecraft system	$387,302	$521,226
Terrestrial system	268,026	267,730
Spacecraft control and uplink facilities	28,360	27,016
Broadcast facilities	60,829	59,143
Leasehold improvements	19,350	19,303
Computer systems, furniture and fixtures, and equipment	128,365	100,387

	892,232	994,805
Accumulated depreciation	(456,063)	(311,808)

Property and equipment, net	$436,169	$682,997

In December 2001, the Company conducted a network optimization study and determined that the planned number of terrestrial repeater sites could be reduced due to the relative signal strength provided by XM’s satellites. The Company established a formal plan and recognized a charge of $26.3 million for the year ended December 31, 2001 with respect to the terrestrial repeater sites no longer required. The costs are principally related to the site acquisition and build-out of the identified sites. The charges of $47,000, $4.8 million and $4.0 million in 2004, 2003 and 2002, respectively, represent additional costs associated with terminating leases on terrestrial repeater sites no longer required. These charges have been recorded in satellite & terrestrial on the consolidated statements of operations for each of the years in the three-year period ended December 31, 2004. In 2004, 2003 and 2002, the Company paid $2.0 million, $2.9 million and $10.4 million, respectively, in relation to costs associated with the termination of the remaining leases. At December 31, 2004 and 2003, the Company had recorded a lease termination accrual of $2.1 million and $4.1 million, respectively which represents an estimate of the costs to terminate the remaining leases based on management’s judgment, advice of lease consultants, and early negotiations with landlords. The liability also includes the estimated costs to deconstruct the existing sites, which are based upon quotes from contractors. At December 31, 2004, 57 leases remain to be terminated.

(8) Deferred Financing Fees

Deferred financing fees consist of the following at December 31, 2004 and 2003 (in thousands):

	December 31,
	2004	2003
14% senior secured discount notes due 2009	$3,486	$6,424
14% senior secured notes due 2010	622	622
12% senior secured notes due 2010	4,118	6,510
10% senior secured discount convertible notes due 2009	10,150	10,666
Senior secured floating rate notes due 2009	4,819	—
Valuation of warrants issued to related party in conjunction with credit facilities	25,151	25,151
Valuation of warrants issued to related party in conjunction with the issuance of 10% senior secured discount convertible notes	2,288	2,288
Valuation of warrants issued to vendors	174	178

	$50,808	$51,839
Less accumulated amortization	(14,192)	(9,067)

Deferred financing fees, net	$36,616	$42,772

(9) Long-Term Debt

Long-term debt at December 31, 2004 and 2003 consists of the following (in thousands):

	December 31,
	2004	2003
14% Senior Secured Notes due 2010 (Old Notes)	$22,824	$22,824
Less: unamortized discount	(3,367)	(3,726)
14% Senior Secured Notes due 2009 (New Notes)	162,897	262,211
Less: unamortized discount	(44,284)	(85,131)
12% Senior Secured Notes due 2010	115,000	185,000
10% Senior Secured Discount Convertible Notes due 2009	213,958	205,068
Less: unamortized discount	(53,897)	(61,552)
Senior Secured Floating Rate Notes due 2009	200,000	—
Notes payable	2,773	2,644
Related party long-term debt	—	141,891
Capital leases	6,187	3,855

Total debt	$622,091	$673,084
Less: current installments	(6,148)	(3,249)

Long-term debt, excluding current installments	$615,943	$669,835

The following table presents a summary of the debt activity in 2004 (in thousands):

	December 31, 2003	Issuances/ Additions	Discount Amortization	Interest Expense	Interest Accretion	Retirements/ Extinguishments	December 31, 2004
14% Senior Secured Notes due 2010 (Old Notes)	$22,824	$—	$—	$—	$—	$—	$22,824
Less: discount	(3,726)	—	359	—	—	—	(3,367)
14% Senior Secured Notes due 2009 (New Notes)	262,211	—	—	—	25,857	(125,171)	162,897
Add: accretion of interest	—	—	—	33,458	(25,857)	(7,601)	—
Less: discount	(85,131)	—	3,050	—	—	37,797	(44,284)
12% Senior Secured Notes due 2010	185,000	—	—	—	—	(70,000)	115,000
10% Senior Secured Discount Convertible Notes	205,068	—	—	—	19,895	(11,005)	213,958
Add: accretion of interest	—	—	—	19,964	(19,895)	(69)	—
Less: discount	(61,552)	—	4,502	—	—	3,153	(53,897)
Senior Secured Floating Rate Notes due 2009	—	200,000	—	—	—	—	200,000
Notes payable	2,644	1,223	—	—	—	(1,094)	2,773
Related party long-term debt	141,891	50,185	—	—	—	(192,076)	—
Capital leases	3,855	6,412	—	—	—	(4,080)	6,187

Total	$673,084	$257,820	$7,911	$53,422	$—	$(370,146)	$622,091

Future maturities of long-term debt are as follows as of December 31, 2004:

Year ending December 31:
2005	$6,148
2006	2,588
2007	224
2008	—
2009	478,674
Thereafter	134,457

Total debt	$622,091

(a) 14% Senior Secured Notes

On March 15, 2000, the Company closed a private placement of 325,000 units, each unit consisting of $1,000 principal amount of Old Notes and one warrant to purchase 8.024815 shares of Holdings’ Class A common stock at a price of $49.50 per share. The Company realized net proceeds of $191.5 million, excluding $123.0 million, used to acquire securities that were used to pay interest payments due under the notes for the first three years. The $325.0 million face value of the notes was offset by a discount of $65.7 million associated with the fair value of the related warrants. In January 2003, the Company completed an exchange of 300,176 Old Notes for $438.0 million principal amount at maturity of New Notes, warrants to purchase 25.5 million shares of Holdings’ Class A common stock at a price of $3.18 per share and $21.0 million in cash. The face value of the New Notes was offset by a discount of $61.0 million associated with the fair value of the related warrants. The face value of these notes is also reduced by a discount of $52.4 million associated with the allocation of the discount on the Old Notes. As of December 31, 2004 and December 31, 2003, the Company had amortized $17.0 million and $13.8 million of the discount, respectively. During the year ended December 31, 2003, the Company extinguished $2.0 million principal amount at maturity, of Old Notes plus accrued interest and $65.5 million carrying value including accrued interest, or $94.2 million fully accreted face value at maturity, of New Notes by issuing 8.5 million shares of Holdings’ Class A common stock. During the year ended December 31, 2004, the Company also extinguished $132.8 million carrying value including accrued interest, or $157.1 million fully accreted face value at maturity, of New Notes by issuing 4.2 million shares of Holdings’ Class A common stock and paying $15.7 million in cash.

(b) 12% Senior Secured Notes

On June 17, 2003, the Company sold $175 million of 12% senior secured notes due June 15, 2010 to certain institutional and accredited investors, including some of its current investors. In July 2003, an additional $10 million of these 12% senior secured notes due 2010 were issued pursuant to the over-allotment option. During the year ended December 31, 2004, the Company extinguished $70 million carrying value of 12% Senior Secured Notes due 2010 for an aggregate redemption cash price of $81.7 million, which amount included a redemption premium of $8.4 million.

(c) 10% Senior Secured Discount Convertible Notes

On January 28, 2003, the Company sold $210.0 million of 10% senior secured discount convertible notes due December 31, 2009 to certain institutional and accredited investors, including some of its current investors. The $210 million face value of the notes was offset by a discount of $2.8 million associated with the fair value of the consideration provided to certain of these investors at the time of issuance. In connection with this transaction, the Company also recognized a beneficial conversion feature of $68.9 million. During the year ended December 31, 2003, the Company also exchanged $24.0 million carrying value including accrued interest, or $30.5 million principal amount at maturity, of 10% senior secured discount convertible notes due 2009 by issuing 8.1 million shares of Holdings’ Class A common stock. The Company recorded the discount of $7.2 million attributable to the beneficial conversion of these exchanged notes to interest expense during the year ended December 31, 2003. During the year ended December 31, 2004, the Company exchanged $11.1 million carrying value including accrued interest, or $13.4 million fully accreted face value at maturity, of 10% Senior Secured Discount Convertible Notes for 3.5 million shares of Holdings’ Class A common stock The Company recorded the discount of $3.1 million attributable to the beneficial conversion of these exchanged notes to interest expense during the year ended December 31, 2004. The Company may require conversion on or after January 28, 2007 of all of the notes into shares of Holdings’ Class A common stock at a conversion price of $3.18 per share. The holders of the notes may convert their notes into Holdings’ Class A common stock at any time prior to maturity.

(d) Senior Secured Floating Rate Notes

On April 20, 2004, the Company completed an offering of $200 million of Inc.’s Senior Secured Floating Rate Notes due May 1, 2009. Interest on the notes is 7.68% per annum through January 31, 2005 and thereafter is reset quarterly at a rate equal to 550 basis points over LIBOR. The interest on the notes is payable quarterly in cash in arrears on February 1, May 1, August 1 and November 1, commencing on August 1, 2004. No scheduled principal payments are required to be made prior to maturity. At any time, the Company may, at its option, redeem the notes, in whole or in part, at declining redemption prices.

(e) Related Party Notes

On January 28, 2003, Holdings and Inc. issued to Onstar, a subsidiary of GM, a 10% senior secured convertible note due December 31, 2009 with an aggregate principal amount of $89.0 million in lieu of Inc.’s obligation to make $115.0 million in guaranteed payments from 2003 to 2006 under the distribution agreement with Onstar. In February 2004, the Company completed the redemption of the 10% senior secured convertible note. As part of the redemption, GM converted $7.8 million in principal amount of the note, representing the entire principal amount of the note that had vested conversion rights at the time of the redemption, into 980,670 shares of Holdings’ Class A Common Stock in accordance with the terms of the note. The remaining $81.2 million in principal amount plus accrued interest was repaid with cash. GM also provided the Company with the ability to make up to $35.0 million in future subscriber acquisition payments that the Company may owe to Onstar under the distribution agreement in shares of Class A common stock and provided the Company with a $100.0 million credit facility agreement. The credit facility was amended in January 2004 and became a revolver providing for borrowings up to a maximum of $100 million through maturity of the facility in December 2009. The Company incurred $52.8 million in expenses due to Onstar which is reported in marketing expenses on the

Company’s consolidated statement of operations for the year ended December 31, 2003. Of this amount, $50.0 million was drawn from the credit facility and $2.8 million relates to subscriber acquisition payments due to Onstar that may be paid in Class A common stock. During the year ended December 31, 2004, the Company incurred $50.2 million in expenses due to Onstar which is reported in marketing expenses on the Company’s consolidated statement of operations and repaid in total $103.0 million which represented all of the balances outstanding under the facilities.

(f) Notes Payable

The Company has established notes payable for two credit facilities to vendors for the deferral of up to $6.0 million in amounts owed. These notes accrue interest at 6%. The outstanding balance of one of these notes was repaid during the year ended December 31, 2004. As of December 31, 2004, the balance due on the remaining credit facility was $2.8 million and payable in 2005. Holdings also issued warrants in connection with these notes. The fair value of these warrants is $169,000 and is included in deferred financing fees.

(10) Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003 (in thousands). The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	December 31,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$202,521	$202,521	$90,219	$90,219
Restricted investments	372	372	491	491
Accounts receivable	20,182	20,182	108,853	108,853
Due from related parties	5,367	5,367	5,176	5,176
Letters of Credit	—	4	—	4
Financial liabilities:
Accounts payable	59,155	59,155	39,784	39,846
Accrued expenses	86,196	86,196	57,512	57,512
Accrued network optimization expenses	2,148	2,148	4,136	4,136
Due to related parties	66,521	66,521	26,024	26,024
Total debt	622,091	3,095,914	673,084	2,313,704
Other non-current liabilities	54,724	54,724	13,120	13,120

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, accounts receivable, due from related parties, accounts payable, accrued expenses, accrued XM-4 liability, accrued network optimization expenses, due to related parties and other non-current liabilities: The carrying amounts approximate fair value because of the short maturity of these instruments.

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

(11) Stock-Based Compensation

The Company operates stock plans, the details of which are described below.

1998 Shares Award Plan and Talent Option Plan

On June 1, 1998, Holdings adopted the 1998 Shares Award Plan (the “1998 Plan”) under which employees, consultants, and non-employee directors may be granted options to purchase shares of Holdings’ Class A common stock of the Company. The Company has authorized 25,000,000 shares of Holdings’ Class A common stock under the 1998 Plan. The options are exercisable in installments determined by the compensation committee of the Company’s board of directors. The options expire as determined by the committee, but no later than ten years from the date of grant.

In May 2000,Holdings adopted the XM Talent Option Plan (“Talent Plan”) under which non-employee programming consultants to the Company may be granted options to purchase shares of Class A common stock of the Company. The Company authorized 500,000 shares of Class A common stock under the Talent Plan. The options are exercisable in installments determined by the talent committee of the Company’s board of directors. The options expire as determined by the talent committee, but no later than ten years from the date of the grant.

Transactions and other information relating to the 1998 Plan for the years ended December 31, 2004, 2003 and 2002 are summarized below:

	Outstanding Options
	Number of Shares	Weighted- Average Exercise Price
Balance, January 1, 2002	5,498,940	$16.62
Options granted	2,765,352	12.93
Options canceled or expired	(633,457)	17.13
Options exercised	(15,772)	9.47

Balance, December 31, 2002	7,615,063	$15.24
Options granted	5,548,305	5.99
Options canceled or expired	(517,762)	15.37
Options exercised	(680,568)	11.36

Balance, December 31, 2003	11,965,038	$11.21
Options granted	4,945,285	23.86
Options canceled or expired	(690,454)	12.75
Options exercised	(1,533,708)	11.27

Balance, December 31, 2004	14,686,161	$15.37

December 31,	Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
2002	$2.13-$9.52	2,214,875	7.37 years	$8.46	1,523,261	$9.17
	$9.55-$14.99	2,698,371	8.41 years	$13.76	908,247	$12.10
	$15.00-$18.69	1,959,457	8.26 years	$17.58	745,019	$17.65
	$18.82-$45.44	742,360	7.53 years	$35.12	524,301	$35.23

2003	$2.67	2,100	9.01 years	$2.67	0	$0.00
	$2.77-$5.34	4,995,218	9.17 years	$5.31	41,452	$3.72
	$5.67-$14.99	4,404,292	7.12 years	$11.54	2,723,468	$10.86
	$15.00-$45.44	2,563,428	7.21 years	$22.16	1,848,581	$23.67

2004	$2.67	1,400	8.01 years	$2.67	0	$0
	$2.77-$5.34	4,070,954	8.16 years	$5.31	1,110,887	$5.27
	$5.67-$9.52	1,722,330	5.43 years	$8.54	1,544,812	$8.71
	$9.57-$14.99	1,901,784	6.56 years	$13.72	1,366,955	$13.35
	$15.00-$18.69	1,571,089	6.32 years	$17.46	1,559,757	$17.47
	$18.83-$22.00	2,514,255	9.13 years	$21.98	9,268	$19.34
	$22.31-$24.43	1,606,666	9.52 years	$24.35	33,569	$22.96
	$24.47-$43.50	1,278,583	7.92 years	$31.78	572,400	$34.97
	$43.69-$45.44	19,100	5.68 years	$44.52	19,100	$44.52

Under the 1998 Plan, there were 6,216,748, 4,613,501 and 3,700,828 stock options exercisable at December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, there were 7,941,670 shares available under the plan for future grants. During 2004, the Company granted 10,000 restricted shares. As of December 31, 2004 and 2003, 357,000 and 291,500 options had been granted under the Talent Plan, respectively. At December 31, 2004, there were 143,000 options available under the plan for future grant. In 2004, 2003 and 2002, the Company recognized $2.0 million, $2.1 million and $1.4 million of non-cash stock-based compensation expense.

The per share weighted-average fair value of employee options granted during the year ended December 31, 2004, 2003 and 2002 was $16.08, $4.72 and $10.88, respectively, on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	Year ended December 31,
	2004	2003	2002
Expected dividend yield	0%	0%	0%
Volatility	82.75%	107.38%	122.25%
Risk-free interest rate range	2.79% to 3.93%	2.30% to 3.37%	2.63% to 4.91%
Expected life	5 years	5 years	5 years

Employee Stock Purchase Plan

In 1999, Holdings established an employee stock purchase plan that provides for the issuance of 300,000 shares of Holdings’ Class A common stock, which was increased to 600,000 shares in 2001 and 1,000,000 shares in 2003. All employees whose customary employment is more than 20 hours per week and for more than five months in any calendar year are eligible to participate in the stock purchase plan, provided that any employee who would own 5% or more of Holdings’ total combined voting power immediately after an offering date under the plan is not eligible to participate. Eligible employees must authorize the Company to deduct an amount from their pay during offering periods established by the compensation committee. The purchase price for shares under the plan will be determined by the compensation committee but may not be less than 85% of the lesser of the market price of the common stock on the first or last business day of each offering period. As of December 31, 2004, 2003 and 2002, Holdings’ had issued a cumulative total of 570,311, 528,044 and 402,380 shares, respectively, under this plan. At December 31, 2004, there were 429,689 shares available under the plan for future sale.

The per share weighted-average fair value of purchase rights granted was $23.79, $5.22 and $4.80 for the years ended December 31, 2004, 2003 and 2002, respectively. The estimates were calculated at the grant date using the Black-Scholes Option Pricing Model with the following assumptions at December 31, 2004, 2003 and 2002:

	Year ended December 31,
	2004	2003	2002
Expected dividend yield	0%	0%	0%
Volatility	82.75%	107.38%	122.25%
Risk-free interest rate range	0.90% to 2.11%	0.90% to 1.22%	1.57%-1.79%
Expected life	0.24 years	0.24 years	0.24 years

The Company applies APB 25 in accounting for stock-based compensation for both plans and, accordingly, no compensation cost has been recognized for its stock options and stock purchase plan in the financial statements other than for performance based stock options, for options granted with exercise prices below fair value on the date of grant and for repriced options under FIN No. 44. During 2004, 2003 and 2002, the Company incurred $0, $0 and $1.1 million, respectively, in compensation cost for these options.

(12) Profit Sharing and Employee Savings Plan

On July 1, 1998, the Company adopted a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer the maximum percentage of their compensation allowable under law on a pre-tax basis through contributions to the savings plan. The Company contributed $0.50 in 2004, 2003 and 2002 for every dollar the employees contributed up to 6% of compensation, which amounted to $0.8 million, $0.7 million and $0.7 million, respectively.

(13) Interest Cost

The Company capitalizes a portion of interest cost as a component of the cost of the XM Radio System. The following is a summary of interest cost incurred during December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Interest cost capitalized	$16,157	$828	$—
Interest cost charged to expense	84,914	104,250	52,037

Total interest cost incurred	$101,071	$105,078	$52,037

The Company exceeded its capitalization threshold and incurred a charge to interest of $84.9 million and $104.3 million during 2004 and 2003, respectively. In 2002, the Company had no items that were considered qualified expenditures.

(14) Income Taxes

The provision for the income taxes for the three years ended December 31, 2004 consists of the following:

Taxes on income included in the Statements of Operations consists of the following (in thousands):

	December 31,
	2004	2003	2002
Current taxes:
Federal	$—	$—	$—
State	—	—	—

Total current taxes	—	—	—

Deferred taxes:
Federal	$23,486	$—	$—
State	3,831	—	—

Total deferred taxes	27,317	—	—

Total tax expense (benefit)	$27,317	$—	$—

A reconciliation of the statutory tax expense, assuming all income is taxed at the statutory rate applicable to the income and the actual tax expense is as follows (in thousands):

	December 31,
	2004	2003	2002
Income (loss) before taxes on income, as reported in the statements of income	$(622,717)	$(589,759)	$(491,585)

Theoretical tax benefit on the above amount at 35%	(217,951)	(206,416)	(172,055)
State tax, net of federal benefit	(21,795)	(20,642)	(23,989)
Increase in taxes resulting from permanent differences, net	36,282	16,930	4,111
Increase in taxes resulting from change in effective tax rate on valuation allowance	—	12,507	—
Change in valuation allowance	230,781	197,621	191,933

Taxes on income for the reported year	$27,317	$—	$—

The $230.8 million increase in the valuation allowance includes a $27.3 million increase that was required because the Company determined that it was not appropriate under generally accepted accounting principles to offset deferred tax assets against deferred tax liabilities related to indefinite lived assets that cannot be scheduled to reverse in the same period. The Company does not expect to settle this liability in the foreseeable future.

In addition to the $230.8 million increase in the valuation, a further increase in the Company’s valuation allowance of $55.6 million was incurred in 2004 from net equity transactions. This increase in the valuation allowance was due to the tax benefits of the exercise of nonqualified stock options and the recording of assets with a greater tax basis than book value, net of the loss of deferred tax assets in debt-for-equity exchanges. The $55.6 million increase in equity was subject to a $55.6 million equity account valuation allowance, resulting in no change to the Company’s net equity.

At December 31, 2004, 2003 and 2002, deferred income tax consists of future tax assets/(liabilities) attributable to the following (in thousands):

	December 31,
	2004	2003	2002
Deferred tax assets—Current:
Deferred revenue	$44,256	$15,293	$3,970
Other deferred tax assets—current	2,963	2,465	—

Gross total deferred tax assets—Current	47,219	17,758	3,970
Valuation allowance for deferred tax assets—current	(45,933)	(16,846)	(3,642)

Net deferred assets—current	1,286	912	328

Deferred tax assets—Noncurrent:
Net operating loss/other tax attribute carryovers	$500,425	$426,550	$245,080
Book expenses capitalized and amortized for tax purposes	86,908	89,039	101,650
Deferred revenue	14,397	5,452	948
Property, equipment and property under construction	74,023	7,733	—
Deferred interest expense	17,362	—	—
Loan financing costs	67,978	—	—
Other deferred tax assets	20,169	3,299	1,470

Gross total deferred tax assets—noncurrent	781,262	532,073	349,148
Valuation allowance for deferred tax assets—noncurrent	(762,083)	(504,744)	(320,327)

Net deferred assets—noncurrent	19,179	27,329	28,821

Net deferred assets	20,465	28,241	29,149

Deferred tax liabilities:
Property, equipment and property under construction	—	—	(568)
DARS license	(27,317)	(24,996)	(24,705)
Intangible assets	(2,757)	(3,245)	(3,876)
Debt instruments	(17,708)	—	—
Other deferred tax liabilities	—	—	—

Net deferred tax liabilities	(47,782)	(28,241)	(29,149)

Deferred income tax, net	$(27,317)	$—	$—

At December 31, 2004, the Company had accumulated net operating losses of $1,299.8 million for Federal income tax purposes that are available to offset future regular taxable income. These operating loss carryforwards expire between the years 2012 and 2024. Utilization of these net operating losses are subject to Internal Revenue Code Section 382 for loss limitations because there have been significant changes in the stock ownership of the Company. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

(15) Supplemental Cash Flows Disclosures

The Company paid $27.5 million, $71.0 million and $51.2 million for interest, of which $16.2 million, $0.8 million and $0 was capitalized during 2004, 2003 and 2002, respectively. Additionally, the Company incurred the following non-cash financing and investing activities (in thousands):

	December 31,
	2004	2003	2002
Accrued system construction costs	$15,000	$6,892	$5,123
Issuance of notes for prepaid expenses	—	89,042	—
Issuance of warrants for deferred financing fees	—	27,439	—
Transfer of ground spare satellite bus to Holdings	—	—	—
Issuance of notes for accrued expenses	129	55,493	—
Proceeds of note issuance held at Holdings	—	95,693	—
Discount on debt securities	33,622	101,707	—
Conversion of debt to Holdings’ Class A common stock	130,995	91,519	—
Systems under construction placed into service	—	—	2,147
Use of deposit/escrow for capital lease agreement	—	1,174	—
Property acquired through capital leases	6,412	1,894	2,139
Assumption of liabilities by Holdings	—	17,081	—
Write off of deferred financing costs to equity	514	—	—

(16) Commitments and Contingencies

(a) DARS Licenses

The Company’s DARS license is valid for eight years upon successful launch and orbital insertion of the satellites and can be extended by the FCC. The DARS license requires that the Company comply with a construction and launch schedule specified by the FCC for each of the two authorized satellites, which has occurred. The FCC has the authority to revoke the authorizations and in connection with such revocation could exercise its authority to rescind the Company’s license. The Company believes that the exercise of such authority to rescind the license is unlikely. If necessary, the Company could seek FCC authority to launch additional satellites for use in its system, which management believes would likely be approved. In February 2004, the Company applied to the FCC for authority to launch and operate XM-3 and XM-4 and to collocate XM Roll with XM Rock at the 115 West Longitude orbital location. The FCC granted this application in January 2005. Additionally, the FCC has not yet issued final rules permitting the Company to deploy its terrestrial repeaters to fill gaps in satellite coverage. The Company is operating its repeaters on a non-interference basis pursuant to a grant of special temporary authority from the FCC. This grant originally expired March 18, 2002. However, on March 11, 2002, the Company applied for an extension of this special temporary authority and the Company can continue to operate its terrestrial repeaters pursuant to the special temporary authority pending a final determination on this extension request. This authority is currently being challenged by operators of terrestrial wireless systems who have asserted that the Company’s repeaters may cause interference. The Company believes it is not likely that an FCC order would materially impact the terrestrial repeater system design currently in operation.

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

(b) Technology Licenses

Effective January 1, 1998, the Company entered into a technology licensing agreement with Motient and WorldSpace Management Corporation (“WorldSpace MC”) by which as compensation for certain licensed technology then under development to be used in the XM Radio System, the Company pays certain amounts to WorldSpace MC. The actual amounts to be incurred under this agreement are dependent upon further development of the technology, which is at the Company’s option. The agreement includes provisions for sharing certain costs related to the further development of technology and for royalty payments from the Company to WorldSpace MC. At December 31, 2004 and 2003, respectively, the Company had recorded an accrual of $4.0 million and $5.2 million payable to Worldspace for royalty payments.

(c) Satellite Contract

Satellite Insurance Settlements—The Company had secured launch and in-orbit insurance policies with a large group of insurers (both U.S. and foreign) providing coverage for losses relating to each of its satellites (XM Rock and XM Roll) where such losses arise from an occurrence within the first 5 years after launch (both satellites were launched during the 1st half of 2001).

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

Satellite Contract—XM Rock and XM Roll. As of December 31, 2004, Holdings and the Company had paid approximately $613.5 million, including financing charges and interest under the satellite contract related to XM Rock, or XM-2, XM Roll, or XM-1, XM-3 and XM-4. The Company originally entered into its satellite contract in March 1998 with Boeing Satellite Systems International, Inc., or BSS, and has subsequently amended the contract, including in July 2003 and December 2003. Under the satellite contract, BSS has delivered two satellites in-orbit, XM Rock and XM Roll, supplied ground equipment and software used in the XM Radio system and provided certain launch and operations support services.

Satellite Contract and Other Costs—XM-3. Construction of the Company’s ground spare satellite, XM-3, is completed, including certain modifications to correct the solar array degradation issues experienced by Rock and Roll, as well as other changes agreed with BSS discussed below. The payload of XM-3 is owned by the Company, and the bus of XM-3 is owned by Holdings. As of December 31, 2004, with respect to XM-3, the Company has deferred $15 million at an interest rate of 8% through January 4, 2007. In May 2004, the Company repaid in full a $35 million loan (plus accrued interest) outstanding from Boeing Capital. In February 2005 the Company launched its XM-3 satellite.

In addition to the modifications to address the solar array degradation issues, BSS made certain alterations to optimize XM-3 for the specific orbital slot into which it will be placed. The aggregate remaining cost, excluding the above $15 million deferral, of the launch, optimization for the specific orbital slot, appropriate software and certain pre and post-launch services of approximately $135 million was paid during the first half of 2004. Further, BSS has the right to earn performance incentive payments of up to $25.9 million, excluding interest, based on the in-orbit performance of XM-3 over its design life of fifteen years.

Satellite Insurance—XM-3. The Company acquired launch and in-orbit insurance in January 2005 in connection with the launch of XM-3.

Satellite Contract and Other Costs—XM-4. The Company has committed in its satellite contract, as amended in July 2003, and by a separate August 2003 contract with Sea Launch Company, LLC, or Sea Launch, to acquire from BSS a fourth satellite, XM-4, which should be available for shipment to the launch services provider by the end of 2005, and from Sea Launch the associated launch services for the satellite. Holdings will own XM-4. The fixed prices for XM-4 and the associated launch services total $186.5 million, excluding in-orbit performance incentives and financing charges on certain amounts deferred prior to launch. As of December 31, 2004, satellite construction costs aggregating approximately $106.1 million were incurred, of which $6 million was paid, and $100.1 million are deferred. Interest accrued monthly at a rate of 10.75% per annum through December 2004 and is payable thereafter on a current basis, pursuant to the December 2003 amendment, which extended the deferral into early 2006 (unless the satellite is launched earlier). Most of the remaining portion of the fixed costs for XM-4 and the associated launch services are payable during construction with the last payment due one month following launch.

After launch of XM-4, BSS has the right to earn performance incentive payments of up to $12 million, plus interest, over the first twelve years of in-orbit life, up to $7.5 million for performance above specification during the first fifteen years of in-orbit life, and up to $10 million for continued high performance across the five year period beyond the fifteen year design life. If XM-3 operates satisfactorily, the Company may elect, under the above contracts, to defer launch of XM-4 and, as a result, approximately $50 million in payments related to launch services could be postponed until the 2007 timeframe.

Options to Procure Fifth Satellite and Associated Launch Services. The Company has also obtained fixed price options to acquire a fifth satellite from BSS, under the July 2003 amendment, on pricing and performance incentive terms similar to those applicable to XM-4 and associated launch services from Sea Launch under the August 2003 contract.

Satellite Contract—Warrant to BSS. Pursuant to the Company’s satellite contract, it issued a warrant to BSS in July 2003 to purchase 500,000 shares of its Class A common stock at $13.524 per share. The fair value of these warrants was determined to be $5.8 million using a Black-Scholes based methodology and is included in the System Under Construction balance as of December 31, 2004.

Replacement Satellite Deployment Plan. In February 2005 the Company launched its XM-3 satellite, to be placed into one orbital slot. The Company will then move XM Roll to be collocated with XM Rock in the other orbital slot. In 2007, the Company plans to launch its new satellite (XM-4) to replace the collocated XM Rock and XM Roll. With this plan and advanced visibility, even in the event there is a problem putting XM-3 into operation, the Company believes it will be able to launch additional satellites prior to the time the solar array output power degradation issue might cause the Company’s broadcast signal strength to fall below minimum acceptable levels.

(d) Terrestrial Repeater System Contracts

As of December 31, 2004, the Company had incurred aggregate costs of approximately $268.0 million for its terrestrial repeater system. These costs covered the capital costs of the design, development and installation of a system of terrestrial repeaters to cover approximately 60 cities and metropolitan areas. In August 1999, the Company signed a contract with LCCI calling for engineering and site preparation. As of December 31, 2004, the Company had paid $128.4 million under this contract. There are no further payments due under the LCCI contract. The Company also entered into a contract effective October 22, 1999 with Hughes for the design, development and manufacture of the terrestrial repeaters; there are no further payments due under this contract except those related to ongoing out-of-warranty repairs. The Company has paid $114.4 million under this contract as of December 31, 2004 and has an additional liability recorded of $53,000 at December 31, 2004.

(e) Accrued Network Optimization Expenses

As a result of the planned reduction of the number of terrestrial repeater sites (see note 7), the Company recognized a charge of $47,000 in 2004, $4.8 million in 2003 and $4.0 million in 2002. The charges represent costs associated with terminating leases on terrestrial repeater sites no longer required. At December 31, 2004 and 2003, the Company had recorded a lease termination accrual of $2.1 million and $4.1 million, respectively, that represent an estimate of the costs to terminate the remaining leases based on management’s judgment, advice of lease consultants, and early negotiations with landlords. At December 31, 2004, 57 leases remained to be terminated. The liability also includes the estimated costs to deconstruct the existing sites, which are based upon quotes from contractors. This amount could vary significantly from the actual amount incurred.

(f) GM Distribution Agreement

The Company has a long-term distribution agreement with OnStar, a subsidiary of General Motors. During the term of the agreement, which expires 12 years from the commencement date of the Company’s commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The Company will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-GM vehicles that are sold for use in the United States. The agreement was amended in June 2002 and January 2003 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of the Company’s commencement of commercial operations, and to provide that the Company may make certain payments to GM in the form of indebtedness or shares of the Company’s Class A common stock. The Company’s total cash payment obligations were not increased. The Company has significant annual, fixed payment obligations to GM. As a result of the June 2002 amendment, the Company commenced recognizing these fixed payment obligations for the period ending through November 2005, which approximate $63.6 million, on a straight-line basis. However, due to the January 2003 amendment to the Distribution Agreement and GM’s roll out plans which demonstrated a likelihood of GM exceeding minimum installation targets, in 2003 the Company began prospectively recognizing these fixed payments due under the Distribution Agreement, which approximate $397.3 million, on a straight-line basis through September 2013, the remaining term of the agreement. The Company issued a 10% Senior Secured Convertible Note due 2009 with an aggregate principal amount of $89.0 million, to OnStar in lieu of making these fixed payments to OnStar for amounts otherwise due in 2003 through 2006. The fixed payments due to be paid in years 2007, 2008 and 2009 are $80.7 million, $106.7 million and $132.9 million, respectively. As described in Note 3, in February 2004, the Company completed the redemption of the note through repayment of a portion with cash and GM’s conversion of a portion of the principal amount into the Company’s Class A common stock. The Company has recorded $22.3 million of current prepaid expense to related party and $22.3 million of non-current prepaid expense to related party in connection with the guaranteed fixed payments in the consolidated balance sheet at December 31, 2004.

In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to the Company’s service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than 8 million GM vehicles with installed XM radios (at which point the percentage remains constant). During the second quarter of 2004, a clarification was agreed to by XM and Onstar relating to the implementation of certain aspects of revenue sharing contained within the distribution agreement. Accordingly, the revenue share expense is recognized as the related subscription revenue is earned. The Company recorded $3.6 million of current prepaid expense to related party and $8.9 million of non-current prepaid expense to related party in connection with this revenue sharing arrangement in the consolidated balance sheet at December 31, 2004. As part of the agreement, OnStar provides certain call-center related services directly to XM subscribers who are also OnStar customers and the Company must reimburse OnStar for these XM-related call center services. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a common receiver platform or capable of receiving Sirius Satellite Radio’s service. The agreement is subject to renegotiation if as of November 2005, and at two-year intervals thereafter, GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service. The specified installation level of 1,240,000 units by November 2005 was achieved in 2004. The specified installation levels in future years will increase by the lesser of 600,000 units per year or amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. General Motors’ exclusivity obligations will discontinue if, by November 2005 and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market. As of December 31, 2004, 2003 and 2002 the Company incurred total costs of $159.4 million, $108.3 million and $30.1 million, respectively, under the distribution agreement.

(g) Joint Development Agreement

Under the terms of a joint development agreement with Sirius Radio, the other holder of an FCC satellite radio license, each party is obligated to fund one half of the development cost for a common receiver platform for satellite radios. During the years ended December 31, 2004, 2003 and 2002, the Company incurred costs of $0.9 million, $0.6 million and $0, respectively, in relation to this agreement. The costs related to the joint development agreement are being expensed as incurred in research and development. The Company is currently unable to determine the expenditures necessary to complete this process, but they may be significant.

Pursuant to the joint development agreement, in November of 2003, XM and Sirius formed a limited liability company for the purpose of developing a common receiver platform for satellite radios.

(h) Sales, Marketing and Distribution Agreements

The Company has entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, the Company is obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements. The amount of the operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but future costs are expected to be substantial. During the years ended December 31, 2004, 2003, and 2002, the Company incurred expenses of $94.5 million, $56.3 million, and $55.7 million respectively, in relation to these agreements, excluding the GM distribution agreement. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and revenue increase.

(i) Programming Agreements

The Company has entered into various programming agreements. Under the terms of these agreements, the Company is obligated to provide payments to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. During the years ended December 31, 2004, 2003, and 2002, the Company incurred expenses of $26.5 million, $19.6 million and $20.3 million, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and advertising revenue increase. The amount of the costs related to these agreements cannot be estimated, but future costs are expected to be substantial.

In October 2004, the Company announced a multi-year agreement with Major League Baseball to broadcast MLB games live nationwide and to become the Official Satellite Radio provider of Major League Baseball. The Company will pay up to $50 million for 2005 and $60 million per year thereafter through 2012, with $120 million to be deposited into escrow in 2005. MLB has the option to extend the agreement for the 2013, 2014 and 2015 seasons at the same $60 million annual compensation rate. The Company paid $10 million to MLB in October 2004. The Company will also make incentive payments to MLB for XM subscribers obtained through MLB and baseball club verifiable promotional programs. No stock or warrants were included in this agreement.

(j) Royalty Agreements

The Company has entered into fixed and variable revenue share payment agreements with performance rights organizations that expire as late as 2006. During the years ended December 31, 2004, 2003 and 2002, the Company incurred expenses of $13.7 million, $9.5 million and $9.5 million, respectively, in relation to these agreements.

(k) Warrants

Sony Warrant

In February 2000, the Company issued a warrant to Sony exercisable for shares of the Company’s Class A common stock. The warrant would have vested, if at all, at the time that the Company reached its one-millionth customer and the number of shares underlying the warrant would have been determined by the percentage of XM Radios that had a Sony brand name as of the vesting date. If Sony had achieved its maximum performance target, the warrant would have been exercisable for 2% of the total number of shares of the Company’s Class A common stock on a fully-diluted basis. The exercise price of the Sony warrant would have equaled 105% of fair market value of the Class A common stock on the vesting date, determined based upon the 20-day trailing average. When the measurement date was reached, Sony had not achieved the minimum performance target, and therefore, none of the warrants were vested. The Company reversed the non-cash compensation expense that had been recorded related to these warrants in the third quarter of 2003. For the years ended December 31, 2004, 2003 and 2002, the Company recognized $0, $(339,000) and $208,000, respectively, in non-cash compensation expense.

CNBC Warrant

In May 2001, the Company granted a warrant to purchase 90,000 shares of Class A common stock consisting of three 30,000 share tranches to purchase shares at $26.50 per share, which expire in 11, 12, and 13 years, respectively. The warrants began to vest on September 25, 2001 when the Company reached its commercial launch and became vested on September 1, 2002, 2003, and 2004, respectively. For the years ended December 31, 2004, 2003 and 2002, the Company recognized $191,000, $942,000 and $(156,000), respectively, in non-cash compensation expense related to these warrants.

(m) Leases

The Company has noncancelable operating leases for office space and terrestrial repeater sites and noncancelable capital leases for equipment that expire over the next ten years. The Company leases its corporate headquarters from Holdings. Of the $108.3 million to be paid in the future for operating leases, $71.2 million will be paid to Holdings. The future minimum lease payments and rentals under noncancelable leases as of December 31, 2004 are (in thousands):

	Capital Lease Payments	Operating Lease Payments
Year ending December 31:
2005	$3,717	$20,686
2006	2,708	11,079
2007	225	8,813
2008	—	6,985
2009	—	6,894
Thereafter	—	53,811

Total	$6,650	$108,268
Less amount representing interest	(463)

Present value of net minimum lease payments	6,187
Less current maturities	(3,378)

Long-term obligations	$2,809

Rent expense for 2004, 2003 and 2002 was $22.1 million, $26.8 million, and $24.2 million, respectively.

As discussed in Note 16(e), in December 2001, the Company determined that the planned number of terrestrial repeater sites could be reduced due to the relative signal strength provided by the Company’s satellites. In 2001, the Company recognized a charge of $26.3 million with respect to the terrestrial repeater sites no longer required. This charge included a lease termination accrual of $8.6 million for 646 terrestrial site leases, which reduced the future minimum lease payments. In 2004, 2003 and 2002, the Company recognized charges of $47,000, $4.8 million and $4.0 million, respectively, for additional costs associated with terminating leases on sites no longer required.

(m) Service Providers

The Company has entered into an agreement with a service provider for customer care functions to subscribers of its service. Employees of the service provider have access to the Company’s customer care systems to establish customer accounts, activate radios, update program and account information and respond to general inquires from subscribers. The Company pays its service provider an hourly rate for each customer care representative supporting its subscribers. During the years ended December 31, 2004, 2003, and 2002, the Company incurred $21.5 million, $14.2 million and $8.7 million, respectively, in relation to services provided for customer care functions. The Company changed service providers during 2003.

(17) Condensed Consolidating Financial Information

The Company has certain series of debt securities outstanding that are guaranteed by Holdings and by the Company’s subsidiary, XM Equipment Leasing LLC, which owns certain terrestrial repeaters. Accordingly, the Company provides the following condensed consolidating financial information.

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2004

(IN THOUSANDS)

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$202,474	$47	$—	$—	$202,521	$506,250	$9,096	$—	$717,867
Accounts receivable, net	20,138	—	44	—	20,182	—	—	—	20,182
Due from subsidiaries/ affiliates	4,188	36,677	561,248	(600,701)	1,412	—	436	(1,848)	—
Due from related parties	5,367	—	—	—	5,367	—	—	—	5,367
Prepaid and other current assets	59,781	186	—	—	59,967	1,734	332	(1,286)	60,747

Total current assets	$291,948	$36,910	$561,292	$(600,701)	$289,449	$507,984	$9,864	$(3,134)	$804,163
Restricted investments, net of current portion	372	—	—	—	372	—	4,120	—	4,492
System under construction	153,595	—	—	—	153,595	175,760	—	—	329,355
Property and equipment, net	379,612	56,557	—	—	436,169	—	30,263	(5,099)	461,333
Investment in subsidiary/affiliates	743,231	—	—	(743,231)	—	84,575	—	(84,575)	—
DARS license & intangibles, net	7,164	—	141,227	—	148,391	—	—	—	148,391
Related party prepaid expenses	25,901	—	—	—	25,901	—	—	—	25,901
Deferred financing costs, prepaid and other assets, net of accumulated amortization and current portion	38,439	—	—	—	38,439	7,355	3,521	(1,315)	48,000

Total assets	$1,640,262	$93,467	$702,519	$(1,343,932)	$1,092,316	$775,674	$47,768	$(94,123)	$1,821,635

Current liabilities:
Current portion of long-term debt	$6,148	$—	$—	$—	$6,148	$—	$408	$—	$6,556
Accounts payable	59,155	—	—	—	59,155	731	100	—	59,986
Accrued expenses	86,041	155	—	—	86,196	22	182	(441)	85,959
Accrued XM-4 liability	—	—	—	—	—	100,100	—	—	100,100
Accrued network optimization expenses	2,148	—	—	—	2,148	—	—	—	2,148
Due to subsidiaries/affiliates	575,418	1,385	23,878	(600,681)	—	1,628	358	(1,986)	—
Due to related parties	27,610	—	—	—	27,610	—	—	—	27,610
Accrued interest	5,552	—	—	—	5,552	8,427	167	—	14,146
Deferred revenue	114,951	—	—	—	114,951	—	—	—	114,951

Total current liabilities	$877,023	$1,540	$23,878	$(600,681)	$301,760	$110,908	$1,215	$(2,427)	$411,456
Long term debt, net of current portion	615,943	—	—	—	615,943	300,000	32,798	—	948,741
Due to related parties, net of current portion	38,911	—	—	—	38,911	—	—	—	38,911
Deferred revenue, net of current portion	37,396	—	—	—	37,396	—	—	—	37,396
Other non-current liabilities	27,407	—	27,317	—	54,724	28,603	—	(34,359)	48,968

Total liabilities	$1,596,680	$1,540	$51,195	$(600,681)	$1,048,734	$439,511	$34,013	$(36,786)	$1,485,472
Stockholder’s equity:
Capital stock	—	—	—	—	—	2,142	—	—	2,142
Paid in capital	2,158,402	97,018	433,036	(530,054)	2,158,402	2,446,910	2,289	(2,160,691)	2,446,910
Retained earnings	(2,114,820)	(5,091)	218,288	(213,197)	(2,114,820)	(2,112,889)	11,466	2,103,354	(2,112,889)

	$43,582	$91,927	$651,324	$(743,251)	$43,582	$336,163	$13,755	$(57,337)	$336,163

Total liabilities and stockholder’s equity	$1,640,262	$93,467	$702,519	$(1,343,932)	$1,092,316	$775,674	$47,768	$(94,123)	$1,821,635

(certain totals may not add due to the effects of rounding)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2003

(IN THOUSANDS)

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$90,234	$—	$—	$(15)	$90,219	$326,349	$1,739	$—	$418,307
Restricted investments	116	—	—	—	116	—	—	—	116
Accounts receivable, net	13,080	—	80	—	13,160	—	—	—	13,160
Due from subsidiaries / affiliates	102,150	25,239	465,701	(497,397)	95,693	428	4,230	(100,351)	—
Due from related parties	5,176	—	—	—	5,176	—	—	—	5,176
Prepaid and other current assets	39,820	—	658	—	40,478	1,190	135	—	41,803

Total current assets	$250,576	$25,239	$466,439	$(497,412)	$244,842	$327,967	$6,104	$(100,351)	$478,562
Restricted investments, net of current portion	375	—	—	—	375	—	3,660	—	4,035
System under construction	22,058	—	—	—	22,058	70,519	—	—	92,577
Property and equipment, net	612,428	70,569	—	—	682,997	—	31,603	(5,099)	709,501
Investment in subsidiary/affiliates	679,447	—	—	(679,447)	—	238,820	—	(238,820)	—
DARS license & intangibles, net	8,429	—	141,200	—	149,629	—	—	—	149,629
Related party prepaid expenses	44,521	—	—	—	44,521	—			44,521
Deferred financing costs, prepaid and other assets, net of accumulated amortization and current portion	45,274	—	—	—	45,274	957	1,756	(30)	47,957

Total assets	$1,663,108	$95,808	$607,639	$(1,176,859)	$1,189,696	$638,263	$43,123	$(344,300)	$1,526,782

Current liabilities:
Current portion of long-term debt	$3,249	$—	$—	$—	$3,249	$35,000	$437	$—	$38,686
Accounts payable	513,350	$940	22,871	(497,377)	39,784	200	449	(4,660)	35,773
Accrued expenses	57,358	169	—	(15)	57,512	16	207	(441)	57,293
Accrued network optimization expenses	4,136	—	—	—	4,136	—	—	—	4,136
Due to related parties	2,103	—	—	—	2,103	—	—	—	2,103
Accrued interest	3,070	—	—	—	3,070	2,157	200	—	5,427
Deferred revenue	39,722	—	—	—	39,722	—	—	—	39,722

Total current liabilities	$622,988	$1,109	$22,871	$(497,392)	$149,576	$37,373	$1,293	$(5,101)	$183,140
Related party long term debt, net of current portion	141,891	—	—	—	141,891	—	—	—	141,891
Long term debt, net of current portion	527,944	—	—	—	527,944	45,703	27,716	—	601,363
Due to related parties, net of current portion	23,921	—	—	—	23,921	—	—	—	23,921
Deferred revenue, net of current portion	14,162	—	—	—	14,162	—	—	—	14,162
Other non-current liabilities	13,120	—	—	—	13,120	22,300	(1,315)	(4,688)	29,417

Total liabilities	$1,344,026	$1,109	$22,871	$(497,392)	$870,614	$105,376	$27,694	$(9,789)	$993,894
Stockholder’s equity:
Capital stock	—	—	—	—	—	1,721	—	—	1,721
Paid in capital	1,783,869	97,018	433,036	(530,054)	1,783,869	2,001,687	8,354	(1,792,223)	2,001,688
Retained earnings	(1,464,787)	(2,319)	151,732	(149,413)	(1,464,787)	(1,470,521)	7,075	1,457,712	(1,470,521)

	$319,082	$94,699	$584,768	$(679,467)	$319,082	$532,887	$15,429	$(334,511)	$532,888

Total liabilities and stockholder’s equity	$1,663,108	$95,808	$607,639	$(1,176,859)	$1,189,696	$638,263	$43,123	$(344,300)	$1,526,782

(certain totals may not add due to the effects of rounding)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004

(IN THOUSANDS)

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$244,443	$10,513	$35,448	$(45,961)	$244,443	$—	$8,189	$(8,189)	$244,443
Operating expenses:
Cost of revenue	$204,787	$31	$—	$444	$205,262	$—	$2,075	$(5,402)	$201,935
Research & development	23,513	—	—	—	23,513	—	—	—	23,513
General & administrative	28,366	—	—	—	28,366	497	120	(428)	28,555
Marketing	304,316	—	—	—	304,316	—	—	—	304,316
Depreciation & amortization	131,902	13,873	—	—	145,775	—	1,390	—	147,165

Total operating expenses	$692,884	$13,904	$—	$444	$707,232	$497	$3,585	$(5,830)	$705,484

Operating income (loss)	$(448,441)	$(3,391)	$35,448	$(46,405)	$(462,789)	$(497)	$4,604	$(2,359)	$(461,041)
Other income (expense):
Interest income	$1,592	$571	$58,995	$(59,566)	$1,592	$4,543	$104	$—	$6,239
Interest expense	(143,909)	—	(571)	59,566	(84,914)	(556)	(318)	31	(85,757)
Loss from deleveraging transactions	(76,621)	—	—	—	(76,621)	—	—	—	(76,621)
Other income (expense)	17,346	48	—	(17,378)	16	(645,858)	—	647,971	2,129

Net income (loss) before income taxes	(650,033)	(2,772)	93,872	(63,783)	(622,716)	(642,368)	4,390	645,643	(615,051)
Provision for deferred income taxes	—	—	(27,317)	—	(27,317)	—	—	—	(27,317)

Net income (loss)	$(650,033)	$(2,772)	$66,555	$(63,783)	$(650,033)	$(642,368)	$4,390	$645,643	$(642,368)

(certain totals may not add due to the effects of rounding)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2003

(IN THOUSANDS)

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$91,359	$10,442	$12,846	$(22,866)	$91,781	$—	$7,305	$(7,305)	$91,781
Operating expenses:
Cost of revenue	$149,581	$40	$688	$464	$150,773	$—	$1,865	$(4,686)	$147,952
Research & development	12,285	—	—	—	12,285	—	—	—	12,285
General & administrative	27,822	—	—	—	27,822	—	136	(540)	27,418
Marketing	200,264	—	3	—	200,267	—	—	—	200,267
Depreciation & amortization	142,856	14,071	—	—	156,927	—	1,390	—	158,317

Total operating expenses	$532,808	$14,111	$691	$464	$548,074	$—	$3,391	$(5,226)	$546,239

Operating income (loss)	$(441,449)	$(3,669)	$12,155	$(23,330)	$(456,293)	$—	$3,914	$(2,079)	$(454,458)
Other income (expense)
Interest income	$794	$411	$58,593	$(59,004)	$794	$2,150	$122	$—	$3,066
Interest expense	(162,843)	—	(411)	59,004	(104,250)	(4,423)	(1,676)	—	(110,349)
Loss from deleveraging transactions	(29,731)	—	—	—	(29,731)	4,982	—	—	(24,749)
Other income (expense)	43,470	29	(13)	(43,765)	(279)	(587,244)	49	589,429	1,955

Net income (loss)	$(589,759)	$(3,229)	$70,324	$(67,095)	$(589,759)	$(584,535)	$2,409	$587,350	$(584,535)

(certain totals may not add due to the effects of rounding)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2002

(IN THOUSANDS)

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$19,424	$9,802	$3,703	$(12,748)	$20,181	$—	$7,337	$(7,337)	$20,181
Operating expenses:
Cost of revenue	$137,460	$151	$1,692	$(12,748)	$126,555	$—	$533	$(4,632)	$122,456
Research & development	10,843	—	—	—	10,843	—	—	—	10,843
General & administrative	27,777	—	—	—	27,777	106	2	(1,437)	26,448
Marketing	169,165	—	—	—	169,165	—	—	—	169,165
Impairment of goodwill	11,461	—	—	—	11,461	—	—	—	11,461
Depreciation & amortization	104,634	12,568	—	—	117,202	—	1,386	—	118,588

Total operating expenses	$461,340	$12,719	$1,692	$(12,748)	$463,003	$106	$1,921	$(6,069)	$458,961

Operating income (loss)	$(441,916)	$(2,917)	$2,011	$—	$(442,822)	$(106)	$5,416	$(1,268)	$(438,780)
Other income (expense)
Interest income	$2,427	$252	$52,989	$(53,047)	$2,621	$2,435	$55	$—	$5,111
Interest expense	(104,642)	(217)	(225)	53,047	(52,037)	(8,888)	(2,648)	—	(63,573)
Other income (expense)	52,548	(62)	(91)	(51,742)	653	(488,453)	(639)	490,669	2,230

Net income (loss)	$(491,583)	$(2,944)	$54,684	$(51,742)	$(491,585)	$(495,012)	$2,184	$489,401	$(495,012)

(certain totals may not add due to the effects of rounding)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2004

(IN THOUSANDS)

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- guarantor Subsidiaries	Eliminations		Consolidated XM Satellite Radio Holdings Inc.
Net cash provided by (used in) operating activities	$(106,954)	$47	$—	$15	$(106,892)	$18,532	$2,808		$—	$(85,552)

Cash flows from investing activities:
Purchase of property and equipment	(25,912)	—	—	—	(25,912)	(22)	—		—	(25,934)
Additions to system under construction	(116,537)	—	—	—	(116,537)	(27,441)	—		—	(143,978)
Net purchase/maturity of restricted investments	119	—	—	—	119	(460)	—		—	(341)
Insurance proceeds from satellite recoveries	133,924	—	—	—	133,924	—	—		—	133,924

Net cash used in investing activities	$(8,406)	$—	$—	$—	$(8,406)	$(27,923)	$—		$—	$(36,329)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	—	—	—	236,835	—		—	236,835
Capital contribution from Holdings	304,846	—	—	—	304,846	(304,846)	—		—	—
Proceeds from issuance of floating rate discount notes	200,000	—	—	—	200,000	—	—		—	200,000
Proceeds from issuance of 1.75% convertible notes	—	—	—	—	—	300,000	—		—	300,000
Proceeds from refinancing of mortgage on corporate facility	—	—	—	—	—	—	33,300		—	33,300
Repayment of 12% senior secured notes	(70,000)	—	—	—	(70,000)	—	—		—	(70,000)
Repayment of 14% senior secured notes	(13,028)	—	—	—	(13,028)	—	—		—	(13,028)
Repayment of related party long-term debt	(81,194)	—	—	—	(81,194)	—	—		—	(81,194)
Repayment of loan	—	—	—	—	—	(35,000)	—		—	(35,000)
Payments on related party facility	(103,034)	—	—	—	(103,034)	—	—		—	(103,034)
Payments on other borrowings	(5,174)	—	—	—	(5,174)	—	(28,247)		—	(33,421)
Payments for deferred financing costs	(4,816)	—	—	—	(4,816)	(7,697)	(504)		—	(13,017)

Net cash provided by financing activities	$227,600	$—	$—	$—	$227,600	$189,292	$4,549	$		$421,441

Net increase in cash and cash equivalents	112,240	47	—	15	112,302	179,901	7,357		—	299,560
Cash and cash equivalents at beginning of period	90,234	—	—	(15)	90,219	326,349	1,739		—	418,307

Cash and cash equivalents at end of period	$202,474	$47	$—	$—	$202,521	$506,250	$9,096		$—	$717,867

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

(certain totals may not add due to the effects of rounding)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(IN THOUSANDS)

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Balance at January 1, 2002	$855,454	$88,517	$454,776	$(543,293)	$855,454	$926,651	$10,761	$(866,215)	$926,651
Capital stock issuances	—	—	—	—	—	159,165	(1)	1	159,165
Contributions to paid-in capital	249,150	12,355	4,983	(17,338)	249,150	—	—	(249,150)	—
Non-cash stock compensation	1,507	—	—	—	1,507	1,507	—	(1,507)	1,507
Net Income (Loss)	(491,585)	(2,944)	54,686	(51,742)	(491,585)	(495,012)	2,184	489,401	(495,012)

Balance at December 31, 2002	$614,526	$97,928	$514,445	$(612,373)	$614,526	$592,311	$12,944	$(627,470)	$592,311
Capital stock issuances	—	—	—	—	—	463,393	—	—	463,393
Contributions to paid-in capital	291,312	—	—	—	291,312	—	76	(291,388)	—
Discount on note	—	—	—	—	—	68,879	—	—	68,879
Conversion of preferred stock	—	—	—	—	—	(10,163)	—	—	(10,163)
Non-cash stock compensation	3,003	—	—	—	3,003	3,003	—	(3,003)	3,003
Net Income (Loss)	(589,759)	(3,229)	70,324	(67,095)	(589,759)	(584,535)	2,409	587,349	(584,535)

Balance at December 31, 2003	$319,082	$94,699	$584,769	$(679,468)	$319,082	$532,888	$15,429	$(334,511)	$532,888

Capital stock issuances	—	—	—	—	—	443,623	—	—	443,623
Contributions to paid-in capital	372,513	—	—	—	372,513	—	(6,064)	(366,449)	—
Non-cash stock compensation	2,020	—	—	—	2,020	2,020	—	(2,020)	2,020
Net Income (Loss)	(650,033)	(2,772)	66,555	(63,783)	(650,033)	(642,368)	4,390	645,643	(642,368)

Balance at December 31, 2004	$43,582	$91,927	$651,324	$(743,251)	$43,582	$336,163	$13,755	$(57,337)	$336,163

(certain totals may not add due to the effects of rounding)

(18) Quarterly Data (Unaudited, in thousands)

	2004
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$42,965	$52,982	$65,358	$83,139
Operating loss	(117,959)	(113,603)	(101,109)	(130,120)
Net Loss	(171,431)	(167,824)	(119,959)	(190,820)

	2003
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$13,052	$18,321	$26,913	$33,495
Operating loss	(107,382)	(117,987)	(100,772)	(130,152)
Net Loss	(130,996)	(161,735)	(134,246)	(162,782)

	2002
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$1,785	$3,839	$5,552	$9,005
Operating loss	(101,294)	(104,986)	(96,559)	(139,983)
Net Loss	(111,633)	(116,654)	(109,033)	(154,265)

The operating loss during the 4th quarter of 2002 of $140.0 million includes an impairment charge of $11.5 million as fully described in Note 5. In addition, the operating loss includes a charge of $8.0 million as a result of completion of negotiation for performance rights royalties, which includes the period from commencement of commercial operations.

Schedule I—Valuation And Qualifying Accounts

(in thousands)

Description	Balance January 1	Charged to Costs and Expenses	Charged to Other Accounts	Write- Offs/ Payments/ Other	Balance December 31
Year Ended December 31, 2002
Allowance for doubtful accounts	$10	493	—	(262)	$241
Deferred Tax Assets—Valuation Allowance	$132,036	191,933	—	—	$323,969
Accrued network optimization expenses	$8,595	4,013	—	(10,407)	$2,201

Year Ended December 31, 2003
Allowance for doubtful accounts	$241	2,077	—	(1,522)	$796
Deferred Tax Assets—Valuation Allowance	$323,969	197,621	—	—	$521,590
Accrued network optimization expenses	$2,201	4,842	—	(2,907)	$4,136

Year Ended December 31, 2004
Allowance for doubtful accounts	$796	3,218	—	(2,463)	$1,551
Deferred Tax Assets—Valuation Allowance	$521,590	230,781	55,645	—	$808,016
Accrued network optimization expenses	$4,136	47	—	(2,035)	$2,148