Form 10-Q
period 2005-06-30
XM SATELLITE RADIO INC
filed 2005-08-05
CIK 1116317

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2005

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of June 30, 2005)
COMMON STOCK, $0.10 PAR VALUE	125 SHARES (all of which are issued to XM Satellite Radio Holdings Inc.)

XM SATELLITE RADIO INC. AND SUBSIDIARIES

EXPLANATORY NOTE

This quarterly report is filed by XM Satellite Radio Inc. (“Inc.” or the “Company”). Inc is a wholly-owned subsidiary of XM Satellite Radio Holdings Inc. (“XM” or “Holdings”), which is separately filing a quarterly report with the SEC. Unless the context requires otherwise, the terms “we,” “our” and “us” refer to Inc. and its subsidiaries.

This quarterly report and all other reports and amendments filed by us with the SEC can be accessed, free of charge, through our website at http://www.xmradio.com/investor/investor_financial_and_company.html on the same day that they are electronically filed with the SEC.

PART I: FINANCIAL INFORMATION

Item 1:	Financial Statements

XM SATELLITE RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three-Month and Six-Month Periods ended June 30, 2005 and 2004

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(in thousands)
Revenue	$125,472	$52,982	$228,042	$95,947
Operating expenses:
Cost of revenue	95,560	46,038	170,874	94,338
Research & development (excludes depreciation & amortization, shown below)	6,993	6,731	13,085	12,901
General & administrative (excludes depreciation & amortization, shown below)	10,503	6,526	17,727	12,276
Marketing (excludes depreciation & amortization, shown below)	103,796	68,080	191,878	129,650
Depreciation & amortization	35,623	39,210	67,339	78,344

Total operating expenses	252,475	166,585	460,903	327,509

Operating loss	(127,003)	(113,603)	(232,861)	(231,562)
Other income (expense):
Interest income	653	285	1,284	467
Interest expense	(23,076)	(18,971)	(42,631)	(46,884)
Other expense	(8)	(34,956)	(22)	(35,124)

Net loss before income taxes	(149,434)	(167,245)	(274,230)	(313,103)

Provision for deferred income taxes	(579)	(579)	(1,158)	(26,152)

Net loss	$(150,013)	$(167,824)	$(275,388)	$(339,255)

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2005 and December 31, 2004

	June 30, 2005	December 31 2004
	(unaudited)
	(in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$77,415	$202,521
Accounts receivable, net of allowance for doubtful accounts of $2,683 and $1,551	16,692	20,182
Due from subsidiaries/affiliates	1,067	1,412
Due from related parties	11,867	5,367
Related party prepaid expenses	49,381	31,160
Prepaid programming content	51,297	11,390
Prepaid and other current assets	32,365	17,417

Total current assets	240,084	289,449
Restricted investments	457	372
System under construction	6,190	153,595
Property and equipment, net of accumulated depreciation of $522,763 and $456,063	612,389	436,169
DARS license	141,252	141,227
Intangibles, net of accumulated amortization of $6,324 and $5,698	6,538	7,164
Deferred financing fees, net of accumulated amortization of $17,191 and $14,192	33,774	36,616
Related party prepaid expenses, net of current portion	22,388	25,901
Prepaid and other assets, net of current portion	1,082	1,823

Total assets	$1,064,154	$1,092,316

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$6,720	$6,148
Accounts payable	58,936	59,155
Accrued expenses	80,768	86,196
Accrued network optimization expense	1,382	2,148
Due to related parties	54,102	27,610
Accrued interest	5,580	5,552
Deferred revenue	209,752	114,951

Total current liabilities	417,240	301,760
Long-term debt, net of current portion	648,710	615,943
Due to related parties, net of current portion	46,406	38,911
Deferred revenue, net of current portion	79,043	37,396
Other non-current liabilities	57,663	54,724

Total liabilities	1,249,062	1,048,734

Stockholder’s equity (deficit):
Common stock, par value $0.10: 3,000 shares authorized, 125 shares issued and outstanding	—	—
Additional paid-in-capital	2,205,302	2,158,402
Accumulated deficit	(2,390,210)	(2,114,820)

Total stockholder’s equity (deficit)	(184,908)	43,582

Commitments and contingencies
Total liabilities and stockholder’s equity (deficit)	$1,064,154	$1,092,316

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six-month Periods ended June 30, 2005 and 2004

	Six months ended June 30,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net loss	$(275,388)	$(339,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	3,286	1,322
Depreciation and amortization	67,339	78,344
Interest accretion expense	22,101	27,029
Net non-cash loss on conversion of notes	—	24,665
Amortization of deferred financing fees and debt discount	8,054	10,592
Stock based compensation	1,972	965
Provision for deferred income taxes	1,158	26,152
Other	38	106
Changes in operating assets and liabilities:
Decrease in accounts receivable	743	648
(Increase) decrease in due from related parties	(6,500)	456
(Increase) in prepaid and other assets	(68,818)	(902)
Increase (decrease) in accounts payable and accrued expenses	(13,772)	4,788
Increase in amounts due related parties	33,987	59,748
Increase in deferred revenue	136,448	39,609
Increase in accrued interest	28	2,211

Net cash used in operating activities	(89,324)	(63,522)

Cash flows from investing activities:
Purchase of property and equipment	(19,590)	(11,834)
Additions to systems under construction	(54,993)	(104,093)
Net purchase/maturity of restricted investments	(85)	118

Net cash used in investing activities	(74,668)	(115,809)

Cash flows from financing activities:
Capital contributions	45,121	204,577
Proceeds from issuance of floating rate notes	—	200,000
Repayment of 12% senior secured notes	—	(70,000)
Repayment of 14% senior secured notes	—	(13,028)
Repayment of related party long-term debt	—	(81,194)
Payments on related party credit facility	—	(71,425)
Payments on other borrowings	(6,226)	(3,104)
Deferred financing costs	(9)	(4,750)

Net cash provided by financing activities	38,886	161,076

Net decrease in cash and cash equivalents	(125,106)	(18,255)
Cash and cash equivalents at beginning of period	202,521	90,219

Cash and cash equivalents at end of period	$77,415	$71,964

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

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the condensed consolidated financial position of XM Satellite Radio Inc. and its subsidiaries as of June 30, 2005; the results of operations for the three and six months ended June 30, 2005 and 2004; and cash flows for the six months ended June 30, 2005 and 2004. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s 2004 consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K. Certain reclassifications have been made to prior-period amounts to conform with the 2005 presentation.

(3) Stock-Based Compensation

At June 30, 2005, Holdings had two stock-based employee compensation plans in which the Company participates. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The fair value of options granted during the three month periods ended June 30, 2005 and 2004 was calculated using an assumed volatility of 39% and 106%, respectively.

	Three months ended June 30,
	2005	2004
	(amounts in thousands)
Net loss attributable to common stockholders, as reported	$(150,013)	$(167,824)
Add: stock-based employee compensation expense included in net loss, net of tax	1,617	—
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards	(11,308)	(7,893)

Pro forma net loss	$(159,704)	$(175,717)

	Six months ended June 30,
	2005	2004
	(amounts in thousands)
Net loss attributable to common stockholders, as reported	$(275,388)	$(339,255)
Add: stock-based employee compensation expense included in net loss, net of tax	1,796	—
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards	(19,891)	(15,626)

Pro forma net loss	$(293,483)	$(354,881)

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

In accordance with SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”) and the Securities and Exchange Commission’s rule amending the compliance dates of SFAS No. 123R, we will begin to recognize compensation expense for equity-based compensation using the fair value method in 2006.

During March 2005, Holdings granted approximately 700,000 shares of restricted common stock to key employees. The Company recorded deferred compensation of $21.4 million in connection with these shares of Holdings’ restricted common stock. Such deferred compensation is being amortized to expense over the three year vesting period and is recorded as a component of Holdings’ equity. The restrictions on these shares lapse as vesting occurs.

(4) Financing Transactions

Long-Term Debt

The following table presents a summary of the debt activity for the six-month period ended June 30, 2005 (in thousands):

	December 31, 2004	Issuances / Additions	Discount Amortization	Accreted Interest	Principal Payments	June 30, 2005
14% senior secured notes - original issue due 2010	$22,824	$—	$—	$—	$—	$22,824
Less: discount	(3,367)	—	205	—	—	(3,162)
14% senior secured notes due 2009	162,897	—	—	11,403	—	174,300
Less: discount	(44,284)	—	1,799	—	—	(42,485)
12% senior secured notes due 2010	115,000	—	—	—	—	115,000
10% senior secured discount convertible notes due 2009	213,958	—	—	10,698	—	224,656
Less: discount	(53,897)	—	3,050	—	—	(50,847)
Floating rate notes due 2009	200,000	—	—	—	—	200,000
Notes payable	2,773	5	—	—	(2,771)	7
Capital leases	6,187	12,405	—	—	(3,455)	15,137

Total	$622,091	$12,410	$5,054	$22,101	$(6,226)	$655,430

Less: current installments	(6,148)					(6,720)

Long-term debt, excluding current installments	$615,943					$648,710

Offering of shares of Class A common stock

In June 2005, Holdings sold 9,668,063 shares of its Class A common stock resulting in net proceeds of approximately $300 million.

(5) Commitments and Contingencies

(a) DARS License

The Company’s DARS license is valid for eight years upon successful launch and orbital insertion of the satellites and can be extended by the FCC. The DARS license requires that the Company comply with a construction and launch schedule specified by the FCC for each of the first two authorized satellites, which has occurred. The FCC has the authority to revoke the authorizations and in connection with such revocation could exercise its authority to rescind the Company’s license. The Company believes that the exercise of such authority to rescind the license is unlikely. If necessary, the Company could seek FCC authority to launch additional satellites for use in its system, which management believes would likely be approved. In February 2004, the Company applied to the FCC for authority to launch and operate XM-3 and XM-4 and to collocate XM-1 with XM-2 at the 115 West Longitude orbital location. The FCC granted this application in January 2005. In February 2005, XM-3 was successfully launched into orbit. During April 2005, XM-1 was successfully collocated with XM-2 in its orbital slot. Additionally, the FCC has not yet issued final rules permitting the Company to deploy its terrestrial repeaters to fill gaps in satellite coverage. The Company is operating its repeaters on a non-interference basis pursuant to a grant of special temporary authority from the FCC. This grant originally expired March 18, 2002. However, on March 11, 2002, the Company applied for an extension of this special temporary authority and the Company can continue to operate its terrestrial repeaters pursuant to the special temporary authority pending a final determination on this extension request. This authority is currently being challenged by operators of terrestrial wireless systems who have asserted that the Company’s repeaters may

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)

cause interference. The Company believes it is not likely that an FCC order would materially impact the terrestrial repeater system design currently in operation.

In June 2005, Canadian Satellite Radio (“CSR”), XM’s joint venture partner in Canada, was granted a license from the Canadian Radio-television and Telecommunications Commission (“CRTC”) to provide satellite radio service in Canada. The conditions of the license are currently under review by XM and CSR.

(b) Satellite System

Satellite Deployment Plan. The Company launched its first two satellites, XM-1 and XM-2 prior to the commencement of commercial operations in the first half of 2001. These satellites suffer from a progressive solar array power degradation issue that is common to the first six Boeing 702 class satellites in orbit—XM-1 and XM-2 were the fifth and sixth Boeing 702s launched. In February 2005, the Company launched XM-3. XM-3 was placed into one of the Company’s orbital slots and beginning in April 2005 is being used to transmit the XM service. During the second quarter, the Company collocated XM-1 with XM-2 in the other orbital slot. The Company has a fourth satellite (XM-4) under construction; this satellite will be available for launch in early 2006. The Company intends to launch XM-4 in the second half of 2006, subject to launch vehicle availability. This schedule is designed to mitigate risks attendant to on-ground storage of the satellite for an extended period and to give the Company time to react to any launch or other problems that may be encountered with XM-4. The plan to move up the launch date is subject to launch vehicle availability and other business priorities. During the second quarter, XM entered into a contract to construct a spare satellite (XM-5) expected to be completed by the end of 2007 for use as a ground spare or to be available for launch in the event there is a launch or early operations failure of XM-4.

With this plan and continued monitoring of the power degradation situation in XM-1 and XM-2, the Company believes it will be able to launch additional satellites prior to the time the solar array output power degradation issue might cause the Company’s broadcast signal strength to fall below minimum acceptable levels.

Satellite Insurance Settlements — XM-1 and XM-2. The Company had secured launch and in-orbit insurance policies with a large group of insurers (both U.S. and foreign) providing coverage for losses relating to XM-1 and XM-2 where such losses arise from an occurrence within the first five years after launch. Under these policies, the aggregate sum insured in the event of constructive total loss of both satellites equaled $400 million ($200 million per satellite), and lesser amounts would be payable in the event of a partial loss. In the event of constructive total loss, the amount of recovery would be reduced by any salvage value, which could include a percentage of the revenues from the Company’s continuing use of the satellites. In September 2001, the Company notified its insurers of a progressive solar array power degradation problem noted above and, in February 2003, the Company filed Proofs of Loss with its insurers.

In July 2004, the Company reached agreement with insurers covering 80 percent of the aggregate sum insured at a settlement rate equal to 44.5 percent of the proportionate amount covered by each of these insurers, representing a total recovery of approximately $142 million from these insurers. This settlement resolves any issues about the amount of loss sustained, includes a waiver by the settling insurance companies of any reductions based on salvage value, terminates any further risk to the settling insurers under the policies and ends any other rights the settling insurers might have with regard to XM-1 and XM-2 or revenues generated by the Company’s continuing use of those satellites. The Company has collected all amounts due under the settlement. The portion of the insurance proceeds related to claim payments was recorded as a reduction to the carrying values of XM-1 and XM-2.

In August 2004, the Company filed for arbitration to collect the remaining 20 percent of the sum insured utilizing the third-party dispute resolution procedures under the policy. Any amounts received from this arbitration proceeding will be recorded as a reduction to the carrying values of XM-1 and XM-2.

Satellite Contract and Other Costs—XM-1, XM-2, XM-3 and XM-4. As of June 30, 2005, the Company had paid approximately $642.9 million, including financing charges and interest under the satellite contract related to XM-1, XM-2, XM-3, and XM-4. The Company originally entered into its satellite contract in March 1998 with Boeing Satellite Systems International, Inc. (“BSS”), and has subsequently amended the contract, including in July 2003, December 2003, December 2004, January 2005 and July 2005. Under the satellite contract, BSS has delivered three satellites in-orbit, XM-1, XM-2 and XM-3, supplied ground equipment and software used in the XM Radio system and provided certain launch and operations support services.

In February 2005 the Company launched its XM-3 satellite. XM-3 was modified to correct the solar array degradation issues experienced by XM-1 and XM-2, as well as to optimize XM-3 for the specific orbital slot into which it has been placed. The payload of XM-3 is owned by the Company, and the bus of XM-3 is owned by Holdings. As of June 30, 2005, with respect to XM-3, the Company has deferred payment of construction costs of $15 million at an interest rate of 8 percent through January 2007. BSS has the right to earn performance incentive payments of up to $25.9 million, excluding interest, based on the in-orbit performance of XM-3 over its design life of fifteen years.

Satellite Insurance—XM-3. The Company acquired launch and in-orbit insurance in January 2005 in connection with the launch of XM-3. The in-orbit insurance is for a one year period from February 2005 through February 2006.

Satellite Contract and Other Costs—XM-4. Holdings has committed in its satellite contract with BSS, as amended in July 2003, and by a separate August 2003 contract with Sea Launch Company, LLC (“Sea Launch”), to acquire from BSS a fourth satellite, XM-4 (which should be available for launch in early 2006) and from Sea Launch the associated launch services for the satellite. The fixed prices for XM-4 and the associated launch services total $186.5 million, excluding in-orbit performance incentives and financing charges on certain amounts deferred prior to launch. As of June 30, 2005, satellite construction costs aggregating approximately $130.3 million were incurred, of which $23 million were paid, $3.0 million are due in 2005 and $104.3 million are deferred until first quarter 2006. Interest accrues monthly at a rate of 10.75 percent per annum and is being paid on a current basis, pursuant to the December 2003 amendment, which extended the deferral into early 2006 (unless the satellite is launched earlier). Most of the remaining portion of the fixed costs for XM-4 and the associated launch services are payable during construction with the last payment due one month following launch.

After launch of XM-4, BSS has the right to earn performance incentive payments of up to $12 million, plus interest, over the first twelve years of in-orbit life, up to $7.5 million for high performance during the first fifteen years of in-orbit life, and up to $10 million for continued high performance across the five year period beyond the fifteen year design life.

Satellite Contract and Option for Associated Launch Services—XM-5. In June 2005, Holdings awarded a contract to Space Systems/Loral (“SS/L”) for the design and construction of its fifth satellite, XM-5. Construction of XM-5 is expected to be completed by the end of 2007.

SS/L’s parent, Loral Space & Communications Ltd., recently announced that the U.S. Bankruptcy Court for the Southern District of New York has confirmed its Chapter 11 Plan of Reorganization and currently expects that, after satisfying customary regulatory and certain other conditions, including obtaining FCC approval, its Plan of Reorganization will become effective and the company will emerge from chapter 11 early in the fourth quarter of 2005. The Bankruptcy Court has approved XM’s contract with SS/L for the design and construction of XM-5.

Satellite Contract—Warrant to BSS. Pursuant to the Company’s satellite contract for XM-4, it issued a warrant to BSS in July 2003 to purchase 500,000 shares of its Class A common stock at $13.524 per share. The fair value of these warrants was determined to be $5.8 million using a Black-Scholes based methodology and is included in System Under Construction.

Satellite Contract—Warrant to SS/L. Pursuant to the Holdings’ satellite contract for XM-5, it issued a warrant to SS/L to purchase 400,000 shares of its Class A common stock at $32.42 per share. The fair value of this warrant was determined to be approximately $4.9 million using a Black-Scholes based methodology and is included in System Under Construction.

(c) GM Distribution Agreement

The Company has a long-term distribution agreement with OnStar, a subsidiary of General Motors. During the term of the agreement, which expires twelve years from the commencement date of the Company’s commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The Company will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-GM vehicles that are sold for use in the United States. The agreement was amended in June 2002 and January 2003 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of the Company’s commencement of commercial operations, and to provide that the Company may make certain payments to GM in the form of indebtedness or shares of the Company’s Class A common stock. The Company’s total cash payment obligations were not increased. The Company has significant annual fixed payment obligations to GM. As a result of the June 2002 amendment, the Company commenced recognizing these fixed payment obligations for the period ending through November 2005, which approximate $63.6 million, on a straight-line basis. However, due to the January 2003 amendment to the Distribution Agreement and GM’s roll out plans which demonstrated a likelihood of GM exceeding minimum installation targets, in 2003 the Company began prospectively recognizing these fixed payments due under the Distribution Agreement, which approximate $397.3 million, on a straight-line basis through September 2013, the remaining term of the agreement. The Company issued a 10% Senior Secured Discount Convertible Notes due 2009 with an aggregate principal amount of $89.0 million, to OnStar in lieu of making these fixed payments to OnStar for amounts otherwise due in 2003 through 2006. The fixed payments due to be paid in years 2007, 2008 and 2009 are $80.7 million, $106.7 million and $132.9 million, respectively. In February 2004, the Company completed the redemption of the note through repayment of a portion with cash and GM’s conversion of a portion of the principal amount into the Company’s Class A common stock. As of June 30, 2005, the Company has $22.3 million of current prepaid expense to related party and $11.1 million of non-current prepaid expense to related party in connection with the guaranteed fixed payments.

In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to the Company’s service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than eight million GM vehicles with installed XM radios (at which point the percentage remains constant). During the second quarter of 2004, a clarification was agreed to by XM and OnStar relating to the implementation of certain aspects of revenue sharing contained within the distribution agreement. Accordingly, the revenue share expense is recognized as the related subscription revenue is earned. As of June 30, 2005, the Company has $22.1 million of current prepaid expense to related party and $8.8 million of non-current prepaid expense to related party in connection with this revenue sharing arrangement. As part of the agreement, OnStar provides certain call-center related services directly to XM subscribers who are also OnStar customers and the Company must reimburse OnStar for these XM-related call center services. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a common receiver platform or capable of receiving Sirius Satellite Radio’s service. The agreement is subject to renegotiation if as of November 2005, and at two-year intervals thereafter, GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service. The specified installation level of 1,240,000 units by November 2005 was achieved in 2004. The specified installation levels in future years will increase by the lesser of 600,000 units per year or amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. GM’s exclusivity obligations will discontinue if, by November 2005 and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market. For the six month periods ended June 30, 2005 and 2004 the Company incurred total costs of $98.5 million and $82.1 million, respectively, under the distribution agreement.

(d) Holdings

During the three and six-month periods ended June 30, 2005, Holdings provided funding to the Company of $15.0 and $50.0 million, respectively.

In August 2001, the Company’s facility lease for its corporate headquarters was amended and Holdings became the Company’s new landlord. For the three-month periods ended June 30, 2005 and 2004, the Company incurred costs relating to the rental of office space from Holdings of $1.3 million and $1.1 million, respectively. For the six-month periods ended June 30, 2005 and 2004, the Company incurred costs relating to the rental of office space from Holdings of $2.4 million and $2.3 million, respectively.

(6) Supplemental Cash Flows Disclosures

The Company paid $17.5 million and $13.5 million for interest, of which $5.1 million and $7.0 million was capitalized, during the six-month periods ended June 30, 2005 and 2004, respectively. Additionally, the Company’s financial results include the following non-cash financing and investing activities (in thousands):

	Six-month periods ending June 30,
	2005	2004
Property acquired through capital leases	$12,405	$6,347
Issuance of notes for accrued expenses	5	50,566
Conversion of debt to equity	—	50,833
Discount on debt securities	—	10,315

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

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2005

(in thousands)

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non-Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non-Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$125,472	$2,632	$16,478	$(19,110)	$125,472	$—	$2,235	$(2,253)	$125,454
Cost of revenue	95,439	8	—	113	95,560	—	245	(1,605)	94,200
Research & development	6,993	—	—	—	6,993	—	—	—	6,993
General & administrative	10,503	—	—	—	10,503	302	143	(125)	10,823
Marketing	103,796	—	—	—	103,796	—	—	—	103,796
Depreciation & amortization	32,114	3,509	—	—	35,623	767	347	—	36,737

Total operating expenses	248,845	3,517	—	113	252,475	1,069	735	(1,730)	252,549

Operating income (loss)	(123,373)	(885)	16,478	(19,223)	(127,003)	(1,069)	1,500	(523)	(127,095)
Other income (expense):
Interest income	653	140	14,648	(14,788)	653	4,352	73	—	5,078
Interest expense	(37,724)	—	(140)	14,788	(23,076)	(1,180)	(220)	—	(24,476)
Other income (expense)	10,431	—	—	(10,439)	(8)	(148,721)	—	149,182	453

Net income (loss) before income taxes	(150,013)	(745)	30,986	(29,662)	(149,434)	(146,618)	1,353	148,659	(146,040)

Provision for deferred income taxes	—	—	(579)	—	(579)	—	—	—	(579)

Net income (loss)	$(150,013)	$(745)	$30,407	$(29,662)	$(150,013)	$(146,618)	$1,353	$148,659	$(146,619)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2005

(in thousands)

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non-Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non-Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$228,042	$5,264	$32,191	$(37,455)	$228,042	$—	$4,386	$(4,409)	$228,019
Cost of revenue	170,633	17	—	224	170,874	—	679	(3,040)	168,513
Research & development	13,085	—	—	—	13,085	—	—	—	13,085
General & administrative	17,727	—	—	—	17,727	446	182	(238)	18,117
Marketing	191,878	—	—	—	191,878	—	—	—	191,878
Depreciation & amortization	60,320	7,019	—	—	67,339	767	695	—	68,801

Total operating expenses	453,643	7,036	—	224	460,903	1,213	1,556	(3,278)	460,394

Operating income (loss)	(225,601)	(1,772)	32,191	(37,679)	(232,861)	(1,213)	2,830	(1,131)	(232,375)
Other income (expense):
Interest income	1,284	279	29,135	(29,414)	1,284	7,696	122	—	9,102
Interest expense	(71,766)	—	(279)	29,414	(42,631)	(1,634)	(236)	—	(44,501)
Other income (expense)	20,695	—	—	(20,717)	(22)	(271,369)	1,426	272,376	2,411

Net income (loss) before income taxes	(275,388)	(1,493)	61,047	(58,396)	(274,230)	(266,520)	4,142	271,245	(265,363)

Provision for deferred income taxes	—	—	(1,158)	—	(1,158)	—	—	—	(1,158)

Net income (loss)	$(275,388)	$(1,493)	$59,889	$(58,396)	$(275,388)	$(266,520)	$4,142	$271,245	$(266,521)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE-MONTH PERIOD ENDED JUNE 30, 2004

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non-Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non-Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$52,982	$2,629	$7,874	$(10,503)	$52,982	$—	$2,256	$(2,256)	$52,982
Cost of revenue	45,918	10	—	110	46,038	—	498	(1,531)	45,005
Research & development	6,731	—	—	—	6,731	—	—	—	6,731
General & administrative	6,526	—	—	—	6,526	272	—	(271)	6,527
Marketing	68,080	—	—	—	68,080	—	—	—	68,080
Depreciation & amortization	35,771	3,439	—	—	39,210	—	347	—	39,557

Total operating expenses	163,026	3,449	—	110	166,585	272	845	(1,802)	165,900

Operating income (loss)	(110,044)	(820)	7,874	(10,613)	(113,603)	(272)	1,411	(454)	(112,918)
Other income (expense):
Interest income	285	126	14,608	(14,734)	285	779	22	—	1,086
Interest expense	(48,348)	—	(252)	29,629	(18,971)	(345)	91	—	(19,225)
Other income (expense)	(9,717)	48	—	(25,287)	(34,956)	(166,256)	—	166,754	(34,458)

Net income (loss) before income taxes	(167,824)	(646)	22,230	(21,005)	(167,245)	(166,094)	1,524	166,300	(165,515)

Provision for deferred income taxes	—	—	(579)	—	(579)	—	—	—	(579)

Net income (loss)	$(167,824)	$(646)	$21,651	$(21,005)	$(167,824)	$(166,094)	$1,524	$166,300	$(166,094)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2004

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non-Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non-Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$95,948	$5,254	$14,041	$(19,296)	$95,947	$—	$4,090	$(4,090)	$95,947
Cost of revenue	94,099	18	—	221	94,338	—	1,098	(2,702)	92,734
Research & development	12,901	—	—	—	12,901	—	—	—	12,901
General & administrative	12,276	—	—	—	12,276	272	35	(191)	12,392
Marketing	129,650	—	—	—	129,650	—	—	—	129,650
Depreciation & amortization	71,387	6,957	—	—	78,344	—	694	—	79,038

Total operating expenses	320,313	6,975	—	221	327,509	272	1,827	(2,893)	326,715

Operating income (loss)	(224,365)	(1,721)	14,041	(19,517)	(231,562)	(272)	2,263	(1,197)	(230,768)
Other income (expense):
Interest income	467	252	29,377	(29,629)	467	1,654	44	—	2,165
Interest expense	(76,261)	—	(252)	29,629	(46,884)	(406)	(56)	—	(47,346)
Other income (expense)	(39,095)	48	—	3,923	(35,124)	(337,149)	—	338,201	(34,072)

Net income (loss) before income taxes	(339,254)	(1,421)	43,166	(15,594)	(313,103)	(336,173)	2,251	337,004	(310,021)

Provision for deferred income taxes	—	—	(26,152)	—	(26,152)	—	—	—	(26,152)

Net income (loss)	$(339,254)	$(1,421)	$17,014	$(15,594)	$(339,255)	$(336,173)	$2,251	$337,004	$(336,173)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2005

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$77,394	$21	$—	$—	$77,415	$840,469	$12,493	$—	$930,377
Accounts receivable, net	16,647	—	45	—	16,692	—	—	—	16,692
Due from subsidiaries/affiliates	4,069	42,445	622,574	(668,021)	1,067	—	2,427	(3,494)	—
Due from related parties	11,867	—	—	—	11,867	—	—	—	11,867
Related party prepaid expenses	49,381	—	—	—	49,381	—	—	—	49,381
Prepaid programming content	51,297	—	—	—	51,297	—	—	—	51,297
Prepaid and other current assets	32,179	186	—	—	32,365	1,595	643	(1,286)	33,317

Total current assets	242,834	42,652	622,619	(668,021)	240,084	842,064	15,563	(4,780)	1,092,931
Restricted investments	457	—	—	—	457	—	4,049	—	4,506
System under construction	6,190	—	—	—	6,190	157,611	—	—	163,801
Property and equipment, net	562,851	49,538	—	—	612,389	56,979	29,510	(5,099)	693,779
Investment in subsidiary/affiliates	801,627	—	—	(801,627)	—	(138,737)	—	138,737	—
DARS license & intangibles, net	6,563	—	141,227	—	147,790	—	—	—	147,790
Related party prepaid expenses	22,388	—	—	—	22,388	—	—	—	22,388
Deferred financing costs, prepaid & other assets, net of accumulated ammortization and current portion	34,856	—	—	—	34,856	28,027	3,423	(20,494)	45,812

Total assets	$1,677,766	$92,190	$763,846	$(1,469,648)	$1,064,154	$945,944	$52,545	$108,364	$2,171,007

Current liabilities:
Current portion of long-term debt	$6,720	$—	$—	$—	$6,720	$—	$408	$—	$7,128
Accounts payable	58,936	—	—	—	58,936	4,386	87	—	63,409
Accrued expenses	80,624	144	—	—	80,768	7	178	(441)	80,512
Accrued XM-4 liability	—	—	—	—	—	104,300	—	—	104,300
Accrued network optimization expenses	1,382	—	—	—	1,382	—	—	—	1,382
Due to subsidiary/affiliates	642,231	1,612	24,158	(668,001)	—	2,427	1,204	(3,631)	—
Due to related parties	54,102	—	—	—	54,102	—	—	—	54,102
Accrued interest	5,580	—	—	—	5,580	583	167	—	6,330
Deferred revenue	209,752	—	—	—	209,752	—	—	—	209,752

Total current liabilities	1,059,327	1,756	24,158	(668,001)	417,240	111,703	2,044	(4,072)	526,915
Long-term debt, net of current portion	648,710	—	—	—	648,710	400,000	32,605	—	1,081,315
Due to related parties, net of current portion	46,406	—	—	—	46,406	—	—	—	46,406
Deferred revenue, net of current portion	79,043	—	—	—	79,043	—	—	—	79,043
Other non-current liabilities	29,188	—	28,475	—	57,663	48,941	—	(54,576)	52,028

Total liabilities	1,862,674	1,756	52,633	(668,001)	1,249,062	560,644	34,649	(58,648)	1,785,707

Stockholders’ equity (deficit):
Capital stock	—	—	—	—	—	2,279	—	—	2,279
Additional paid-in-capital	2,205,301	97,019	433,036	(530,054)	2,205,302	2,762,431	2,288	(2,207,590)	2,762,431
Retained earnings (deficit)	(2,390,209)	(6,585)	278,177	(271,593)	(2,390,210)	(2,379,410)	15,608	2,374,602	(2,379,410)

Total stockholders’ equity (deficit)	(184,908)	90,434	711,213	(801,647)	(184,908)	385,300	17,896	167,012	385,300

Commitments and contingencies
Total liabilities and stockholders’ equity (deficit)	$1,677,766	$92,190	$763,846	$(1,469,648)	$1,064,154	$945,944	$52,545	$108,364	$2,171,007

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2004

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$202,474	$47	$—	$—	$202,521	$506,250	$9,096	$—	$717,867
Accounts receivable, net	20,138	—	44	—	20,182	—	—	—	20,182
Due from subsidiaries/affiliates	4,188	36,677	561,248	(600,701)	1,412	—	436	(1,848)	—
Due from related parties	5,367	—	—	—	5,367	—	—	—	5,367
Related party prepaid expenses	31,160	—	—	—	31,160	—	—	—	31,160
Prepaid programming content	11,390	—	—	—	11,390	—	—	—	11,390
Prepaid and other current assets	17,231	186	—	—	17,417	1,734	332	(1,286)	18,197

Total current assets	291,948	36,910	561,292	(600,701)	289,449	507,984	9,864	(3,134)	804,163
Restricted investments	372	—	—	—	372	—	4,120	—	4,492
System under construction	153,595	—	—	—	153,595	175,760	—	—	329,355
Property and equipment, net	379,612	56,557	—	—	436,169	—	30,263	(5,099)	461,333
Investment in subsidiary/affiliates	743,231	—	—	(743,231)	—	84,575	—	(84,575)	—
DARS license & intangibles, net	7,164	—	141,227	—	148,391	—	—	—	148,391
Related party prepaid expenses	25,901	—	—	—	25,901	—	—	—	25,901
Deferred financing costs, prepaid & other assets, net of accumulated amortization and current portion	38,439	—	—	—	38,439	7,355	3,521	(1,315)	48,000

Total assets	$1,640,262	$93,467	$702,519	$(1,343,932)	$1,092,316	$775,674	$47,768	$(94,123)	$1,821,635

Current liabilities:
Current portion of long-term debt	$6,148	$—	$—	$—	$6,148	$—	$408	$—	$6,556
Accounts payable	59,155	—	—	—	59,155	731	100	—	59,986
Accrued expenses	86,041	155	—	—	86,196	22	182	(441)	85,959
Accrued XM-4 liability	—	—	—	—	—	100,100	—	—	100,100
Accrued network optimization expenses	2,148	—	—	—	2,148	—	—	—	2,148
Due to subsidiary/affiliates	575,418	1,385	23,878	(600,681)	—	1,628	358	(1,986)	—
Due to related parties	27,610	—	—	—	27,610	—	—	—	27,610
Accrued interest	5,552	—	—	—	5,552	8,427	167	—	14,146
Deferred revenue	114,951	—	—	—	114,951	—	—	—	114,951

Total current liabilities	877,023	1,540	23,878	(600,681)	301,760	110,908	1,215	(2,427)	411,456
Long-term debt, net of current portion	615,943	—	—	—	615,943	300,000	32,798	—	948,741
Due to related parties, net of current portion	38,911	—	—	—	38,911	—	—	—	38,911
Deferred revenue, net of current portion	37,396	—	—	—	37,396	—	—	—	37,396
Other non-current liabilities	27,407	—	27,317	—	54,724	28,603	—	(34,359)	48,968

Total liabilities	1,596,680	1,540	51,195	(600,681)	1,048,734	439,511	34,013	(36,786)	1,485,472

Stockholders’ equity (deficit):
Capital stock	—	—	—	—	—	2,142	—	—	2,142
Additional paid-in-capital	2,158,402	97,018	433,036	(530,054)	2,158,402	2,446,910	2,289	(2,160,691)	2,446,910
Retained earnings (deficit)	(2,114,820)	(5,091)	218,288	(213,197)	(2,114,820)	(2,112,889)	11,466	2,103,354	(2,112,889)

Total stockholders’ equity (deficit)	43,582	91,927	651,324	(743,251)	43,582	336,163	13,755	(57,337)	336,163

Commitments and contingencies
Total liabilities and stockholders’ equity (deficit)	$1,640,262	$93,467	$702,519	$(1,343,932)	$1,092,316	$775,674	$47,768	$(94,123)	$1,821,635

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2005

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash provided by (used in) operating activities	$(89,298)	$(26)	$—	$—	$(89,324)	$407	$3,617	$—	$(85,300)

Cash flows from investing activities:
Purchase of plant and equipment	(19,590)	—	—	—	(19,590)	59	—	—	(19,531)
Additions to system under construction	(54,993)	—	—	—	(54,993)	(27,481)	—	—	(82,474)
Net purchase/maturity of restricted investments	(85)	—	—	—	(85)	71	—	—	(14)

Net cash used in investing activities	(74,668)	—	—	—	(74,668)	(27,351)	—	—	(102,019)

Cash flows from financing activities:
Proceeds from sale of common stock, net and capital contributions	—	—	—	—	—	308,668	—	—	308,668
Capital contributions from Holdings	45,121	—	—	—	45,121	(45,121)	—	—	—
Proceeds from issuance of 1.75% convertible senior notes	—	—	—	—	—	100,000	—	—	100,000
Payments on other borrowings	(6,226)	—	—	—	(6,226)	—	(193)	—	(6,419)
Deferred financing costs	(9)	—	—	—	(9)	(2,384)	(27)	—	(2,420)

Net cash provided by (used in) financing activities	38,886	—	—	—	38,886	361,163	(220)	—	399,829

Net increase (decrease) in cash and cash equivalents	(125,080)	(26)	—	—	(125,106)	334,219	3,397	—	212,510
Cash and cash equivalents at beginning of period	202,474	47	—	—	202,521	506,250	9,096	—	717,867

Cash and cash equivalents at end of period	$77,394	$21	$—	$—	$77,415	$840,469	$12,493	$—	$930,377

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2004

	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash provided by (used in) operating activities	$(63,549)	$12	$—	$15	$(63,522)	$2,530	$2,772	$—	$(58,220)

Cash flows from investing activities :
Purchase of plant and equipment	(11,834)	—	—	—	(11,834)	203	—	—	(11,631)
Additions to system under construction	(104,093)	—	—	—	(104,093)	(14,350)	—	—	(118,443)
Net purchase/maturity of restricted investments	118	—	—	—	118	(37)	—	—	81

Net cash used in investing activities	(115,809)	—	—	—	(115,809)	(14,184)	—	—	(129,993)

Cash flows from financing activities :
Proceeds from sale of common stock, net and capital contributions	—	—	—	—	—	225,357	—	—	225,357
Capital contributions from Holdings	204,577	—	—	—	204,577	(204,577)	—	—	—
Proceeds from issuance of floating rate notes	200,000	—	—	—	200,000	—	—	—	200,000
Repayment of 12% senior secured notes	(70,000)	—	—	—	(70,000)	—	—	—	(70,000)
Repayment of 14% senior secured notes	(13,028)	—	—	—	(13,028)	—	—	—	(13,028)
Repayment of related party long term-debt	(81,194)	—	—	—	(81,194)	—	—	—	(81,194)
Repayment of loan	—	—	—	—	—	(35,000)	—	—	(35,000)
Payments on related party credit facility	(71,425)	—	—	—	(71,425)	—	—	—	(71,425)
Payments on other borrowings	(3,104)	—	—	—	(3,104)	—	(341)	—	(3,445)
Deferred financing costs	(4,750)	—	—	—	(4,750)	(64)	—	—	(4,814)

Net cash provided by (used in) financing activities	161,076	—	—	—	161,076	(14,284)	(341)	—	146,451

Net increase (decrease) in cash and cash equivalents	(18,282)	12	—	15	(18,255)	(25,938)	2,431	—	(41,762)
Cash and cash equivalents at beginning of period	90,234	—	—	(15)	90,219	326,349	1,739	—	418,307

Cash and cash equivalents at end of period	$71,952	$12	$—	$—	$71,964	$300,411	$4,170	$—	$376,545

(8) Subsequent Events

On July 13, 2005, XM announced an agreement to acquire WCS Wireless for 5.5 million shares of XM’s Class A common stock. The principal assets of WCS Wireless are wireless spectrum licenses in geographic areas covering 163 million people throughout the United States, including 15 of the top 20 metropolitan markets. XM and WCS Wireless expect to close the transaction before the end of the year subject to necessary governmental approvals.

On July 19, 2005, XM announced the purchase for cash of $25 million of the common stock of WorldSpace, Inc., a leading satellite radio provider for Asia, Europe, the Middle East and Africa. In addition, XM received a warrant to purchase $37.5 million of additional WorldSpace, Inc. common stock, subject to operational vesting conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections herein, including statements regarding the development of our business, the markets for our services, our anticipated capital expenditures, and other similar statements are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements use such words as “plans,” “expects,” “will,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” “believes,” “anticipates,” “intends,” “may,” “should,” “continue,” “seek,” “could” and other similar reasonable expressions. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the “Cautionary Statements”) include, without limitation, the key factors that have a direct bearing on our future results of operations. These are our significant expenditures and losses, unproven market for our service, health of our satellites, potential need for additional financing, substantial indebtedness, as well as other risks referenced from time to time in filings with the SEC, including our Form 10-K, filed March 30, 2005 and Holdings’ Current Report on Form 8-K filed on August 5, 2005. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect the occurrence of unanticipated events.

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

This quarterly report on Form 10-Q is filed by XM Satellite Radio Inc. (“Inc.” or the “Company”). XM Satellite Radio Holdings Inc. (“XM” or “Holdings”) is filing separately. The principal differences between the financial condition of Holdings and Inc., are:

•	the ownership by XM of the corporate headquarters building since August 2001, and the lease of the building from XM by Inc.;

•	XM-3 is owned by the Company, except for the B702 bus portion thereof; XM-5, XM-4 and the B702 bus portion of XM-3 are owned by Holdings;

•	the presence at XM of additional indebtedness not guaranteed by Inc.; and

•	the existence of cash balances at XM.

Accordingly, the results of operations for Inc. and its subsidiaries are substantially the same as the results for XM and its subsidiaries discussed below except that Inc. incurs:

•	additional rent, less depreciation and amortization expense and less other income, in each case principally related to Inc.’s rental of its corporate headquarters from XM, which are intercompany transactions that have been eliminated in the XM financial statements;

•	less interest expense principally related to the additional indebtedness at Holdings; and

•	less interest income because of additional cash balances at Holdings.

Overview

The highlights for our three- and six-month period ended June 30, 2005 include the following:

•	growing the XM business to over 4.4 million subscribers at quarter end, including over 647 thousand new subscribers added during the three months ended June 30, 2005;

•	announced an increase in our monthly rate from $9.99 to $12.95, effective April 2nd and simultaneously offered subscribers an opportunity to lock-in the lower rate by signing up for one of our multi-year payment plans;

•	the continued development of innovative retail products at attractive price points and broad OEM factory-installed penetration across numerous vehicle models;

•	launching the dedicated 24/7 Major League Baseball channel, including the MLB Home Plate channel and live play-by-play channels, as well as expanding our talk content and our sports programming line-up with the Indy Car Series and the PGA Tour channel and announcing a Hispanic sports channel to include World Cup coverage;

•	ending June 30, 2005, with a recurring subscription revenue run rate of $496 million per year;

•	continuing to grow our gross margin (calculated as revenues less variable costs, which include revenue share & royalties, customer care & billing operations, cost of merchandise & ad sales) during the three months and six months ended June 30, 2005 while reducing our costs to acquire each new subscriber; and

•	Holdings sold 9,668,063 shares of its Class A common stock in June 2005 resulting in net proceeds of $300 million.

The key metrics we use to monitor our business growth and our operational results are: ending subscribers, Average Monthly Subscription Revenue Per Subscriber (“ARPU”), Subscriber Acquisition Costs (“SAC”), Cost Per Gross Addition (“CPGA”) and EBITDA, presented as follows:

	Three Months ended June 30,
	2005	2004
Net Subscriber Additions	647,226	418,449
Aftermarket, OEM & Other Subscribers	3,807,224	1,705,191
Subscribers in OEM Promotional Periods(1)	565,929	374,930
XM Activated Vehicles with Rental Car Companies(2)	44,337	20,231

Total Ending Subscribers(1)(2)(3)	4,417,490	2,100,352

Average Monthly Subscription Revenue Per Subscriber(4)	$9.35	$8.63
Average Monthly Subscription Revenue Per Aftermarket, OEM & Other Subscriber(4)	$9.84	$9.26
Average Monthly Subscription Revenue Per Subscriber in OEM Promotional Periods(4)	$5.63	$5.78
Average Monthly Subscription Revenue per XM Activated Vehicle with Rental Car Companies(4)	$9.74	$9.23
Subscriber Acquistion Costs (SAC)(5)	$50	$57
Cost Per Gross Addition (CPGA)(6)	$98	$101

EBITDA (in thousands)(7)	$(91,388)	$(109,349)

(1)	OEM promotional periods typically range from three months to one year in duration and a portion is paid for by the vehicle manufacturers. At the time of sale, vehicle owners generally receive a 3-month trial subscription and are included in OEM Promotional Subscribers. XM generally receives payment for two months of the 3-month trial subscription from the vehicle manufacturer. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments.

(2)	Rental car activity commenced in late June 2003.

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

Holdings and Inc. raised $3.6 billion of equity and debt net proceeds from inception through June 2005 from investors and strategic partners to fund our operations. In January 2005, Holdings raised $98 million of net funds from the exercise of an over-allotment option on our 1.75% convertible senior notes due 2009. In June 2005, Holdings raised approximately $300 million of net funds from the issuance of 9,668,063 shares of its Class A common stock. Holdings and we expect to use the net proceeds from this offering for working capital and general corporate purposes, which may include launch payments for XM-4 in mid to late 2006, construction payments for XM-5, payments for third-party programming, repayment of debt and other strategic initiatives. Provided that we meet the revenue, expense and cash flow projections of our business plan, we expect to be fully funded with no need to raise additional financing to continue operations. Our business plan is based on estimates regarding expected future costs and expected revenue. Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Any of these factors may increase our need for funds, which would require us to seek additional financing to continue implementing our current business plan. Our business plan contemplates the use of cash on hand and cash to be received from insurance settlements to fund the construction and launch of XM-4.

We will continue to incur operating losses until we substantially increase the number of our subscribers. We are focused on increasing subscribers and scaling our business while managing growth and containing costs. We also have significant outstanding contracts and commercial commitments that need to be paid in cash or through credit facilities over the next several years, including to fund subsidies and distribution costs as well as revenue share arrangements, under which our payments increase as our revenues increase under the terms of those agreements, particularly under our arrangement with General Motors, programming costs, including Major League Baseball, repayment of long-term debt, lease payments and service payments. Our ability to become profitable also depends upon other factors identified below under the heading “Liquidity and Capital Resources—Future Operating Liquidity and Capital Resource Requirements.”

Inc. was incorporated in Delaware in 1992 and Holdings became a holding company in early 1997. We emerged from the development stage in the fourth quarter of 2001 following the commencement of our service in two test markets on September 25, 2001 and nationwide launch on November 12, 2001.

Results of Operations

Three-Month and Six-Month Periods ended June 30, 2005 and 2004

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
		(in thousands)
Revenue
Subscription	$113,379	$48,643	$206,360	$88,404
Activation	2,313	1,058	4,337	1,925
Merchandise	3,798	1,054	6,915	1,733
Net ad sales	4,363	1,407	7,488	2,397
Other revenue	1,619	820	2,942	1,488

Total revenue	125,472	52,982	228,042	95,947

Operating expenses:
Cost of revenue (excludes depreciation and amortization, shown below):
Revenue shares & royalties	21,071	10,479	40,197	25,957
Customer care & billing operations	18,488	8,975	33,868	16,060
Cost of merchandise	7,496	1,771	10,583	3,366
Ad sales	1,800	1,357	3,867	2,644
Satellite & terrestrial	10,480	9,822	19,190	19,233
Broadcast & operations:
Broadcast	4,053	2,437	7,629	5,099
Operations	7,643	4,081	13,471	7,639

Total broadcast & operations	11,696	6,518	21,100	12,738
Programming & content	24,529	7,116	42,069	14,340

Total cost of revenue	95,560	46,038	170,874	94,338
Research & development (excludes depreciation and amortization, shown below)	6,993	6,731	13,085	12,901
General & administrative (excludes depreciation and amortization, shown below)	10,503	6,526	17,727	12,276
Marketing (excludes depreciation and amortization, shown below)
Retention & support	5,080	3,125	9,599	5,923
Subsidies & distribution	48,532	35,303	96,626	70,083
Advertising & marketing	40,872	20,339	67,028	35,019

Marketing	94,484	58,767	173,253	111,025
Amortization of GM liability	9,312	9,313	18,625	18,625

Total marketing	103,796	68,080	191,878	129,650
Depreciation & amortization	35,623	39,210	67,339	78,344

Total operating expenses	252,475	166,585	460,903	327,509
Operating loss	(127,003)	(113,603)	(232,861)	(231,562)
Interest income	653	285	1,284	467
Interest expense	(23,076)	(18,971)	(42,631)	(46,884)
Other expense	(8)	(34,956)	(22)	(35,124)

Net loss before income taxes	(149,434)	(167,245)	(274,230)	(313,103)

Provision for deferred income taxes	(579)	(579)	(1,158)	(26,152)

Net loss	$(150,013)	$(167,824)	$(275,388)	$(339,255)

EBITDA (1)	$(91,388)	$(109,349)	$(165,544)	$(188,342)
XM subscriptions (end of period) (2)	4,417,490	2,100,352	4,417,490	2,100,352

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

	Three Months ended June 30,
	2005	2004
Reconciliation of Net Loss to EBITDA
Net loss as reported	$(150,013)	$(167,824)
Add back non-EBITDA items included in net loss:
Interest income	(653)	(285)
Interest expense	23,076	18,971
Depreciation & amortization	35,623	39,210
Provision for deferred income taxes	579	579

EBITDA	$(91,388)	$(109,349)

	Six Months ended June 30,
	2005	2004
Reconciliation of Net Loss to EBITDA
Net loss as reported	$(275,388)	$(339,255)
Add back non-EBITDA items included in net loss:
Interest income	(1,284)	(467)
Interest expense	42,631	46,884
Depreciation & amortization	67,339	78,344
Provision for deferred income taxes	1,158	26,152

EBITDA	$(165,544)	$(188,342)

(2)	We consider subscribers to be those who are receiving and have agreed to pay for our satellite audio service, either by credit card or by invoice, including those that are currently in promotional periods paid in part by vehicle manufacturers, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our satellite audio service. Radios that are revenue generating are counted individually as subscribers. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments.

Three Months Ended June 30, 2005 Compared With Three Months Ended June 30, 2004

XM Satellite Radio Inc. and Subsidiaries

Revenue

Revenue. Our revenue consists of subscription fees for our satellite audio service, activation charges, limited direct sales of radios and merchandise, net ad sales, and revenue from ancillary services. In the three months ended June 30, 2005, we recognized $125.5 million in total revenue, compared to $53.0 million in the three months ended June 30, 2004, an increase of $72.5 million. During the three months ended June 30, 2005, subscription revenue comprised 90.4 percent of our total revenues.

Subscribers. As of June 30, 2005, we had 4,417,490 subscribers, compared to 2,100,352 at June 30, 2004, an increase of 2,317,138 subscribers. Subscribers for the quarter ended June 30, 2005 include 2,513,390 retail, 1,859,763 OEM and 44,337 car rental subscribers. Our subscribers include 3,807,224 self-paying subscribers, 565,929 subscribers in OEM promotional periods (typically ranging from three months to one-year in duration) paid in part by the vehicle manufacturers and 44,337 XM activated vehicles with rental car companies. Additionally, 658,313 family plan subscriptions at a multi-unit rate of $6.99 per radio per month are included in our total subscriber count. We consider subscribers to be those who are receiving and have agreed to pay for our satellite audio service, either by credit card or by invoice, including those who are currently in promotional periods paid for by vehicle manufacturers, as well as XM activated vehicles for which we have a contractual right to receive payment for the use of our satellite audio service. Radios that are revenue generating are counted individually as subscribers.

OEM Promotional Subscribers. OEM Promotional Subscribers are subscribers who have either a portion or all of their subscription fee paid for by an OEM for a fixed period following the initial purchase or lease of the vehicle. Currently, at the time of sale, vehicle owners generally receive a three-month prepaid trial subscription. XM generally receives two months of the three-month trial subscription from the vehicle manufacturer. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. The automated activation program provides activated XM radios on dealer lots for test drives. GM and Honda generally indicate the inclusion of three months free of XM service on the window sticker of XM-enabled vehicles. Under the auto-activation programs, subscribers are included in our OEM promotional subscriber count from the time of vehicle purchase or lease, through the period of trial service plus an additional 30 days. We measure the success of these programs based on the percentage that elect to receive the XM service and convert to self-paying subscribers after the initial promotion period—we refer to this as the “conversion rate.” We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for subscribers to respond to our marketing communications. The conversion rate for the three months ended June 30, 2005 was 57.6 percent.

XM Activated Vehicles with Rental Car Companies. Our subscribers also include 44,337 activated vehicles with rental car companies. For the initial model year 2003 XM-enabled rental vehicles, XM receives payments based on the use of XM service. Customers are charged $2.99 per day per vehicle for use of the XM service, on which XM receives a revenue share. For subsequent model year 2004 and later vehicles, XM generally receives $10 per subscription per month.

Subscription Revenue. Subscription revenue was $113.4 million for the three months ended June 30, 2005 compared to $48.6 million for the three months ended June 30, 2004, an increase of $64.8 million. Subscription revenue consists primarily of our monthly subscription fees for our satellite audio service charged to consumers, commercial establishments and fleets, which are recognized as the service is provided. Revenues received from vehicle manufacturers for promotional service programs are included in subscription revenue. At the time of sale, vehicle owners generally receive a three-month trial subscription and are included in OEM promotional subscribers. Beginning in 2004, a standard promotion of three months free was placed on the window sticker of all XM-enabled GM vehicles. We generally receive payment for two months of the three-month trial subscription period from the vehicle manufacturer. For the three months ended June 30, 2005, subscription revenue included $7.9 million from related parties for subscription fees paid under certain promotional agreements, compared with $5.9 million for the three months ended June 30, 2004. Our subscriber arrangements are generally cancelable without penalty. Promotions and discounts are treated as a reduction to revenue during the period of the promotion. Sales incentives, consisting of rebates to subscribers, offset revenue. Discounts on equipment sold with service are allocated to equipment and service based on relative fair value. In February 2005, we announced that we were expanding our basic service package and that the monthly subscription price for our basic service increased to $12.95 from $9.99 beginning in April 2005. Existing customers could lock in a discounted rate by signing up for a pre-paid plan of up to five years prior to mid-April 2005. The expanded basic service now includes the internet service XM Radio Online (previously $3.99 per month) and the High Voltage Channel (previously $1.99 per month), both of which were premium services prior to this change.

Average Monthly Subscription Revenue Per Subscriber. Average monthly subscription revenue per subscriber (ARPU) was $9.35 and $8.63 for the three months ended June 30, 2005 and 2004, respectively. ARPU from our aftermarket, OEM and other subscribers was $9.84 for the three months ended June 30, 2005, compared to $9.26 the three months ended June 30, 2004. The difference from our retail rates of $12.95 and $9.99 for the three months ended June 30, 2005 and 2004, respectively, is due primarily to multi-year prepayment plan and family plan discounts. ARPU from our OEM promotional subscribers was $5.63 for the three months ended June 30, 2005, compared to $5.78 for the three months ended June 30, 2004. OEM promotional subscribers were not subject to the rate increase. The decrease in ARPU is due to the timing of when subscribers were activated during the quarter. ARPU from our rental car fleet subscribers was $9.74 and $9.23 for the three months ended June 30, 2005 and 2004, respectively. Our rental car fleet subscribers were not subject to the rate increase discussed above. Average monthly subscription revenue per subscriber is derived from the total of earned subscription revenue (net of promotions and rebates) divided by the monthly weighted average number of subscribers for the period reported. Average monthly revenue per subscriber is a measure of operational performance and not a measure of financial performance under generally accepted accounting principles. Average monthly subscription revenue per subscriber will fluctuate based on promotions implemented in 2005, as well as the adoption rate of multiyear prepayment plans, multi-radio discount plans (such as the family plan) and premium services. We expect that average monthly revenue per subscriber will increase in 2005 as more subscribers are added and converted to the new rate. The increase in the monthly subscription price is effective for all billing cycles on or after April 2, 2005, and therefore, will be implemented over time.

Activation Revenue. Activation revenue is comprised of one-time activation charges billed to customers. Activation fees are non-refundable, and are recognized on a pro-rata basis over the estimated 40-month life of the subscriber relationship. This estimate may be further refined in the future as additional historical data becomes available. During the three months ended June 30, 2005, we recognized $2.3 million in activation revenue compared to $1.1 million in the three months ended June 30, 2004, an increase of $1.2 million due to an increase in subscribers. The growth in activation revenue will be impacted by the amount of discounts given as a result of the competitive environment, as well as changes, if any, in the estimated life of the subscriber relationship.

Merchandise Revenue. Merchandise revenue is comprised of revenues from direct sales of radios and XM merchandise. Through December 31, 2004, the direct sales of radios have generally been for promotional purposes. During the three months ended June 30, 2005, we recognized $3.8 million in merchandise revenue compared to $1.1 million during the three months ended June 30, 2004. We expect revenue from the sale of merchandise to increase with the increase in direct sales promotional activities as well as XM-owned kiosk sales.

Net Ad Sales Revenue. Advertising revenue consists of sales of advertisements and program sponsorships on the XM network to advertisers that are recognized in the period in which they are broadcast. Advertising revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Advertising revenue is presented net of agency commissions in the results of operations, which is consistent with industry practice. In the three-month period ended June 30, 2005, we recognized $4.4 million in net advertising revenue compared to $1.4 million during the three-month period ended June 30, 2004. These amounts are net of agency commissions, which were $0.6 million during the three-month period ended June 30, 2005, compared to $0.2 million during the three-month period ended June 30, 2004. The increase in net advertising revenue is due primarily to a net increase in the number of advertisers from the increased demand for advertising on the XM network that results from our subscriber growth, listenership and audience reach. During the three-month periods ended June 30, 2005 and 2004, we recognized $0.2 million in advertising barter revenue. For the three-month period June 30, 2005, advertising revenue included $0.6 million from sales of advertisements to related parties compared with $0.2 million in the three-month period ended June 30, 2004.

Other Revenue. Other revenue earned during the three-month period ended June 30, 2005 consists primarily of revenue from ancillary services, including production recording services, weather data services, streaming only and NavTraffic only services. We recognized $1.6 million of other revenue during the three-month period ended June 30, 2005 compared with $0.8 million during the three-month period ended June 30, 2004. The increase is due to increases in production recording services and weather revenue.

Operating Expenses

Total Operating Expenses. Total operating expenses were $252.5 million for the three-month period ended June 30, 2005 compared to $166.6 million in the three-month period ended June 30, 2004, an increase of $85.9 million. The increase was due to an increase in cost of revenue of $49.6 million, an increase in marketing expenses of $35.7 million, an increase of $4.0 million in general & administrative expense, offset in part by a decrease of $3.6 million in depreciation & amortization.

Cost of Revenue. Cost of revenue includes revenue share & royalties, customer care & billing costs, costs of radios associated with direct sales of radios, costs directly associated with sales of advertising, satellite & terrestrial operating costs, as well as costs related to broadcast & operations and programming & content. These combined costs were $95.6 million for the three-month period ended June 30, 2005, up from $46.0 million in the three-month period ended June 30, 2004, an increase of $49.6 million.

Revenue Share & Royalties. Revenue share & royalties includes performance rights obligations to composers, artists, and copyright owners for public performances of their creative works broadcast on XM, and royalties paid to radio technology providers and revenue share expenses associated with manufacturing and distribution partners and content providers. These costs were $21.1 million in the three-month period ended June 30, 2005 compared to $10.5 million in the three-month period ended June 30, 2004. This increase of $10.6 million was a result of our growth in subscriber base and revenues. We expect these total costs to continue to increase as subscriber growth continues.

Customer Care & Billing Operations. Customer care & billing operations expense includes expenses from outsourced customer care functions as well as internal IT costs associated with front office applications. These expenses were $18.5 million during the three-month period ended June 30, 2005, compared with $9.0 million during the three-month period ended June 30, 2004, an increase of $9.5 million. This increase was primarily driven by the increase in subscriber call volumes and transaction processing fees resulting from the growth in subscribers and the implementation of the April 2, 2005 rate increase. We expect customer care & billing operations expense in total to continue to increase as we continue to add subscribers, but we expect the average cost per subscriber to decrease.

Cost of Merchandise. During the three-month period ended June 30, 2005, we expensed $7.5 million relating to promotional radios, radio kits and XM merchandise that we sold directly to subscribers, compared to $1.8 million in the three-month period ended June 30, 2004. The increase in cost of merchandise is due primarily to the free radios distributed as part of our Buy One Get One Free promotion during the three months ended June 30, 2005. We expect the cost of merchandise to continue to increase during 2005 as we complete the fulfillment of the Buy One Get One Free promotion and continue to increase direct sales of merchandise.

Ad Sales. Ad sales expense was $1.8 million in the three-month period ended June 30, 2005 compared to $1.4 million in the three-month period ended June 30, 2004, an increase of $0.4 million. The increase in ad sales expense is due to an increase in commissions associated with the growth in net ad sales revenue along with an increase in staffing and marketing costs to support ad sales growth. We expect ad sales costs to increase in support of expected advertising revenue growth.

Satellite & Terrestrial. Satellite & terrestrial includes: telemetry, tracking and control of our three satellites, in-orbit satellite insurance and incentive payments, satellite uplink, and all costs associated with operating our terrestrial repeater network such as power, maintenance and lease payments. These expenses were $10.5 million in the three-month period ended June 30, 2005, compared with $9.8 million in the three-month period ended June 30, 2004, an increase of $0.7 million. The increase is driven by the increased costs for satellite insurance due to the launch of our XM-3 satellite in February 2005. Satellite & Terrestrial expense is expected to increase in future periods due to the operation of a third satellite which was placed in operation in April 2005.

Broadcast & Operations

Broadcast. Broadcast expenses include costs associated with the management and maintenance of the systems, software, hardware, production and performance studios used in the creation and distribution of XM-original and third party content. The advertising trafficking (scheduling and insertion) functions are also included. Broadcast costs were $4.1 million for the three-month period ended June 30, 2005, compared to $2.4 million in the three-month period ended June 30, 2004, an increase of $1.7 million. The increase is primarily due to increased costs associated with enhancements to and maintenance of the broadcast systems infrastructure. Broadcast costs are expected to increase with new content initiatives.

Operations. Operations, which includes facilities and information technology expense, was $7.6 million in the three-month period ended June 30, 2005, compared with $4.1 million in the three-month period ended June 30, 2004, an increase of $3.5 million. The increase is mainly due to an increase in the general operating costs associated with the corporate facility and infrastructure.

Programming & Content. Programming & content includes the creative, production and license costs associated with our over 150 channels of XM-original and third party content. This includes costs of programming staff and fixed payments for third party content. Programming & content expense was $24.5 million during the three-month period ended June 30, 2005, compared with $7.1 million during the three-month period ended June 30, 2004, an increase of $17.4 million. The increase is due to staffing and content related expenses in support of programming initiatives launched subsequent to the second quarter of 2004, including Major League Baseball (MLB), Opie and Anthony, XM Public Radio and Instant Traffic and Weather. Programming and content expenses are expected to increase in future periods as a result of programming initiatives. We launched our MLB programming in mid-February 2005. We paid $50 million for the 2005 season and will pay $60 million per season thereafter. Our MLB seasons run for the twelve month period beginning in February each year.

Research & Development. Research & development includes the costs of new product development, chipset design, and engineering. These combined expenses were $7.0 million in the three-month period ended June 30, 2005, compared with $6.7 million in the three-month period ended June 30, 2004, an increase of $0.3 million. For the three-month period ended June 30, 2005, research and development expense included $1.3 million of costs relating to the development of future telematics applications associated with a related party compared with $2.1 million during the three-month period ended June 30, 2004. Research and development expenses are expected to increase as we accelerate the development of future telematics applications and new products, including interoperable radios.

General & Administrative. General & administrative expense was $10.5 million during the three-month period ended June 30, 2005, as compared with $6.5 million during the three-month period ended June 30, 2004, an increase of $4.0 million. The increase in general & administrative expense is primarily due to an increase in professional fees and an increase in payroll and payroll related costs associated with the increase in headcount to support the growth of our business.

Marketing. Marketing includes the costs of retention & support, subsidies & distribution, advertising & marketing, and amortization of our liability to GM. These combined costs were $103.8 million for the three-month period ended June 30, 2005, compared to $68.1 million in the three-month period ended June 30, 2004, an increase of $35.7 million. Marketing expense increased primarily due to increases in subsidies & distribution of $13.2 million and advertising & marketing of $20.6 million.

Retention & Support. Personnel-related expenses comprise the majority of retention and support in 2005. In the three-month period ended June 30, 2005, these costs were $5.1 million compared to $3.1 million in the three-month period ended June 30, 2004, an increase of $2.0 million. The increase in retention and support expense is primarily due to an increase in payroll and payroll related costs associated with the increase in headcount to support the growth of our business.

Subsidies & Distribution. We currently provide incentives and subsidies for the manufacture, purchase, installation and activation of XM radios to attract and retain our manufacturing and distribution partners. Our subsidy & distribution costs are significant and totaled approximately $48.5 million during the three-month period ended June 30, 2005, compared with $35.3 million during the three-month period ended June 30, 2004, an increase of $13.2 million. This increase is primarily due to the increase in new activations and GM vehicles equipped with XM radios. Subsidy and distribution expense will increase as the number of XM radios that are manufactured, installed and activated increase; however, we expect that the cost per new subscriber may fluctuate from period to period based on the timing of promotions and contracts.

Subscriber Acquisition Costs. We consider subscriber acquisition costs to include radio manufacturer subsidies, certain sales, activation and installation commissions, and hardware-related promotions. These costs are reported in subsidies & distribution. The negative margins from equipment sales are also included in subscriber acquisition costs. Subscriber acquisition costs do not include on-going loyalty payments to retailers and distribution partners, payments under revenue sharing arrangements with radio manufacturers and distributors and certain guaranteed payments to GM. During the three months ended June 30, 2005 and 2004 we incurred SAC expenses of $47.9 million and $31.8 million, respectively. SAC for the three months ended June 30, 2005 and 2004 was $50 and $57, respectively. The decline in SAC for the three-month period ended June 30, 2005 as compared to the three month period ended 2004 is due to the combined impacts of the decline in manufacturer subsidies and the increase in the number of activations. The timing of promotions and new contracts may cause SAC to fluctuate from period to period. We expect SAC to decline in 2005 as compared to 2004.

Advertising & Marketing. Activities comprising these expenses include media, advertising, events and direct marketing programs. Advertising & marketing costs were $40.9 million during the three-month period ended June 30, 2005, compared with $20.3 million during the three-month period ended June 30, 2004, an increase of $20.6 million. The increase is primarily due to our increased retail marketing and media advertising expenses.

Cost Per Gross Addition. We consider CPGA to include the amounts in SAC, as well as advertising, media and other discretionary marketing expenses. In our condensed consolidated financial statements, SAC costs are captured in Subsidies & Distribution and the negative margins from equipment sales, while CPGA costs are primarily captured by the combination of subsidies & distribution, advertising & marketing, plus the negative margins from equipment sales. CPGA does not include marketing staff (included in Retention & Support) or the amortization of the GM guaranteed payments (included in Amortization of GM Liability). During the three-month periods ended June 30, 2005, and 2004, we incurred CPGA expenses of $93.2 million and $56.3 million, respectively. CPGA for the three-month periods ended June 30, 2005 and 2004 was $98 and $101, respectively. CPGA declined for the three-month period ended June 30, 2005 as compared to the three-month period ended June 30, 2004 primarily due to the combined impacts of subscriber additions increasing at a faster rate than our discretionary advertising and marketing expenses as well as the change in the mix of subscribers acquired. The timing of our media campaigns and discretionary advertising spending may cause CPGA to fluctuate from period to period. The costs to acquire subscribers vary by distribution channel, and a change in the mix of subscribers from higher cost distribution channels to lower cost distribution channels will have a favorable impact on CPGA. We expect CPGA to decline in 2005 as compared to 2004.

Amortization of GM Liability. These costs include the amortization of annual fixed guaranteed payment commitments to GM, aggregating to $439.0 million, under our long-term distribution agreement with the OnStar division of GM providing for the installation of XM radios in GM vehicles. Amortization of the GM liability was $9.3 million for the three-month periods ended June 30, 2005 and 2004.

Depreciation & Amortization. Depreciation & amortization expense was $35.6 million during the three-month period ended June 30, 2005, compared with $39.2 million during the three-month period ended June 30, 2004, a decrease of $3.6 million. The decrease was primarily due to lower depreciation on XM-1 and XM-2 as a result of recording approximately $134 million of insurance proceeds as a reduction to the carrying values of our satellites in August 2004 (See “Liquidity and Capital Resources—Future Operating Liquidity and Capital Resource Requirements” below) partially offset by increased depreciation related to XM-3 which was placed into service in April 2005 with a useful life of 15 years.

Interest Income. Interest income was $0.7 million during the three-month period ended June 30, 2005, compared with $0.3 million during the three-month period ended June 30, 2004, an increase of $0.4 million. The increase was primarily attributable to higher average balances of cash and cash equivalents in the three-month period ended June 30, 2005 as well as higher yields on our investments due to market conditions.

Interest Expense. Interest expense was $23.1 million during the three-month period ended June 30, 2005, compared with $19.0 million during the three-month period ended June 30, 2004, an increase of $4.1 million. The increase in interest expense is primarily due to lower capitalized interest related to XM-3 which was placed in service in April 2005.

Other Expense. Other expense was $8 thousand during the three-month period ended June 30, 2005, compared with other expense of $35.0 million during the three-month period ended June 30, 2004, an improvement of $35.0 million. Other expense for the three-month period ended June 30, 2005 consists primarily of losses on foreign currency. Included in the three-month period ended June 30, 2004 were losses of $35.0 million from the retirement of debt.

Provision for Deferred Income Taxes. We recorded a provision for deferred income taxes expense of $0.6 million during the three-month periods ended June 30, 2005 and 2004.

Net Loss. Net loss for the three-month period ended June 30, 2005 was $150.0 million, compared with $167.8 million for the three-month period ended June 30, 2004, a decrease of $17.8 million. The decrease is due primarily to losses of $35.0 million from the retirement of debt recorded during the three-month period ended June 30, 2004, partially offset by an increase in our operating loss of $13.4 million for the three months ended June 30, 2005.

EBITDA. Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. EBITDA during the three-month period ended June 30, 2005 was $(91.4) million, compared with $(109.3) million during the three-month period ended June 30, 2004. The decreased loss reflects our revenue growth and margin improvement as well as a decline in the costs to acquire each new subscriber, offset in part by an increase in operating costs as a result of our subscriber growth. Consistent with regulatory requirements, EBITDA includes Other Income (Expense). We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. The reconciliation of net loss to EBITDA is as follows (in thousands):

	Three Months ended June 30,
	2005	2004
Reconciliation of Net Loss to EBITDA
Net loss as reported	$(150,013)	$(167,824)
Add back non-EBITDA items included in net loss:
Interest income	(653)	(285)
Interest expense	23,076	18,971
Depreciation & amortization	35,623	39,210
Provision for deferred income taxes	579	579

EBITDA	$(91,388)	$(109,349)

Six Months Ended June 30, 2005 Compared With Six Months Ended June 30, 2004

XM Satellite Radio Inc. and Subsidiaries

Revenue

Revenue. Our revenue consists of subscription fees for our satellite audio service, activation charges, limited direct sales of radios and merchandise, net ad sales and revenue from ancillary services. In the six months ended June 30, 2005, we recognized $228.0 million in total revenue, compared to $95.9 million in the six months ended June 30, 2004, an increase of $132.1 million. During the six months ended June 30, 2005, subscription revenue comprised 90.5 percent of our total revenues.

Subscribers. As of June 30, 2005, we had 4,417,490 subscribers, compared to 2,100,352 at June 30, 2004, an increase of 2,317,138 subscribers. Subscribers for the quarter ended June 30, 2005 include 2,513,390 retail, 1,859,763 OEM and 44,337 car rental subscribers. Our subscribers include 3,807,224 self-paying subscribers, 565,929 subscribers in OEM promotional periods (typically ranging from three months to one-year in duration) paid in part by the vehicle manufacturers and 44,337 XM activated vehicles with rental car companies. Additionally, 658,313 family plan subscriptions at a multi-unit rate of $6.99 per radio per month are included in our total subscriber count. We consider subscribers to be those who are receiving and have agreed to pay for our satellite audio service, either by credit card or by invoice, including those who are currently in promotional periods paid for by vehicle manufacturers, as well as XM activated vehicles for which we have a contractual right to receive payment for the use of our satellite audio service. Radios that are revenue generating are counted individually as subscribers.

OEM Promotional Subscribers. OEM Promotional Subscribers are subscribers who have either a portion or all of their subscription fee paid for by an OEM for a fixed period following the initial purchase or lease of the vehicle. Currently, at the time of sale, vehicle owners generally receive a three-month prepaid trial subscription. XM generally receives two months of the three-month trial subscription from the vehicle manufacturer. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. The automated activation program provides activated XM radios on dealer lots for test drives. GM and Honda generally indicate the inclusion of three months free of XM service on the window sticker of XM-enabled vehicles. Under the auto-activation programs, subscribers are included in our OEM promotional subscriber count from the time of vehicle purchase or lease, through the period of trial service plus an additional 30 days. We measure the success of these programs based on the percentage that elect to receive the XM service and convert to self-paying subscribers after the initial promotion period—we refer to this as the “conversion rate.” We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for subscribers to respond to our marketing communications.

XM Activated Vehicles with Rental Car Companies. Our subscribers also include 44,337 activated vehicles with rental car companies. For the initial model year 2003 XM-enabled rental vehicles, XM receives payments based on the use of XM service. Customers are charged $2.99 per day per vehicle for use of the XM service, on which XM receives a revenue share. For subsequent model year 2004 and later vehicles, XM generally receives $10 per subscription per month.

Subscription Revenue. Subscription revenue was $206.4 million for the six months ended June 30, 2005 compared to $88.4 million for the six months ended June 30, 2004, an increase of $118.0 million. Subscription revenue consists primarily of our monthly subscription fees for our satellite audio service charged to consumers, commercial establishments and fleets, which are recognized as the service is provided. Revenues received from vehicle manufacturers for promotional service programs are included in subscription revenue. At the time of sale, vehicle owners generally receive a three-month trial subscription and are included in OEM promotional subscribers. Beginning in 2004, a standard promotion of three months free was placed on the window sticker of all XM-enabled GM vehicles. We generally receive payment for two months of the three-month trial subscription period from the vehicle manufacturer. For the six-month period ended June 30, 2005, subscription revenue included $14.2 million from related parties for subscription fees paid under certain promotional agreements, compared with $11.5 million for the six-months ended June 30, 2004. Our subscriber arrangements are generally cancelable without penalty. Promotions and discounts are treated as a reduction to revenue during the period of the promotion. Sales incentives, consisting of rebates to subscribers, offset revenue. Discounts on equipment sold with service are allocated to equipment and service based on relative fair value. In February 2005, we announced that we are expanding our basic service package and that the monthly subscription price for our basic service increased to $12.95 from $9.99 beginning in April 2005. Existing customers could lock in a discounted rate by signing up for a pre-paid plan of up to five years prior to mid-April 2005. The expanded basic service now includes the internet service XM Radio Online (previously $3.99 per month) and the High Voltage Channel (previously $1.99 per month), both of which were premium services prior to this change.

Activation Revenue. Activation revenue is comprised of one-time activation charges billed to customers. Activation fees are non-refundable, and are recognized on a pro-rata basis over the estimated 40-month life of the subscriber relationship. This estimate may be further refined in the future as additional historical data becomes available. During the six months ended June 30, 2005, we recognized $4.3 million in activation revenue compared to $1.9 million in the six months ended June 30, 2004, an increase of $2.4 million due to an increase in subscribers. The growth in activation revenue will be impacted by the amount of discounts given as a result of the competitive environment, as well as changes, if any, in the estimated life of the subscriber relationship.

Merchandise Revenue. Merchandise revenue is comprised of revenues from direct sales of radios and XM merchandise. Through December 31, 2004, the direct sales of radios have generally been for promotional purposes. During the six months ended June 30, 2005, we recognized $6.9 million in merchandise revenue compared to $1.7 million during the six months ended June 30, 2004. We expect revenue from the sale of merchandise to increase proportionately with the increase in direct sales promotional activities as well as XM-owned kiosk sales.

Net Ad Sales Revenue. Advertising revenue consists of sales of advertisements and program sponsorships on the XM network to advertisers that are recognized in the period in which they are broadcast. Advertising revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Advertising revenue is presented net of agency commissions in the results of operations, which is consistent with industry practice. In the six-month period ended June 30, 2005, we recognized $7.5 million in net advertising revenue compared to $2.4 million during the six-month period ended June 30, 2004. These amounts are net of agency commissions, which were $1.0 million during the six-month period ended June 30, 2005, compared to $0.3 million during the six-month period ended June 30, 2004. The increase in net advertising revenue is due primarily to a net increase in the number of advertisers from the increased demand for advertising on the XM network that results from our subscriber growth, listenership and audience reach. During the six-month period ended June 30, 2005, we recognized $0.5 million in advertising barter revenue compared to $0.4 million during the six-month period ended June 30, 2004. For the six-month period June 30, 2005, advertising revenue included $1.1 million from sales of advertisements to related parties compared with $0.4 million in the six-month period ended June 30, 2004.

Other Revenue. Other revenue earned during the six-month period ended June 30, 2005 consists primarily of revenue from ancillary services, including production recording services, weather data services, streaming only and NavTraffic only services. We recognized $2.9 million of other revenue during the six-month period ended June 30, 2005 compared with $1.5 million during the six-month period ended June 30, 2004. The increase is due to increases in production recording services and weather revenue.

Operating Expenses

Total Operating Expenses. Total operating expenses were $460.9 million for the six-month period ended June 30, 2005 compared to $327.5 million in the six-month period ended June 30, 2004, an increase of $133.4 million. The increase was due to an increase in cost of revenue of $76.6 million, an increase in marketing expenses of $62.3 million, an increase of $5.4 million in general & administrative expense, offset in part by a decrease of $11.0 million in depreciation & amortization.

Cost of Revenue. Cost of revenue includes revenue share & royalties, customer care & billing costs, costs of radios associated with direct sales of radios, costs directly associated with sales of advertising, satellite & terrestrial operating costs, as well as costs related to broadcast & operations and programming & content. These combined costs were $170.9 million for the six-month period ended June 30, 2005, up from $94.3 million in the six-month period ended June 30, 2004, an increase of $76.6 million.

Revenue Share & Royalties. Revenue share & royalties includes performance rights obligations to composers, artists, and copyright owners for public performances of their creative works broadcast on XM, and royalties paid to radio technology providers and revenue share expenses associated with manufacturing and distribution partners and content providers. These costs were $40.2 million in the six-month period ended June 30, 2005 compared to $26.0 million in the six-month period ended June 30, 2004. This increase of $14.2 million was a result of our growth in subscriber base and revenues. We expect these total costs to continue to increase as subscriber growth continues.

Customer Care & Billing Operations. Customer care & billing operations expense includes expenses from outsourced customer care functions as well as internal IT costs associated with front office applications. These expenses were $33.9 million during the six-month period ended June 30, 2005, compared with $16.1 million during the six-month period ended June 30, 2004, an increase of $17.8 million. This increase was primarily driven by the increase in subscriber call volumes and transaction processing fees resulting from the growth in subscribers. We expect customer care & billing operations expense in total to continue to increase as we continue to add subscribers, but we expect the average cost per subscriber to decrease.

Cost of Merchandise. During the six-month period ended June 30, 2005, we expensed $10.6 million relating to promotional radios, radio kits and XM merchandise that we sold directly to subscribers, compared to $3.4 million in the six-month period ended June 30, 2004. The increase in cost of merchandise is due primarily to the free radios distributed as part of our Buy One Get One Free promotion during the three months ended June 30, 2005. We expect the cost of merchandise to continue to increase during 2005 as we complete the fulfillment of the Buy One Get One Free promotion and continue to increase direct sales of merchandise.

Ad Sales. Ad sales expense was $3.9 million in the six-month period ended June 30, 2005 compared to $2.6 million in the six-month period ended June 30, 2004, an increase of $1.3 million. The increase in ad sales expense is due primarily to an increase in commissions associated with the growth in net ad sales revenue along with an increase in staffing and marketing costs to support ad sales growth. We expect ad sales costs to increase in support of expected advertising revenue growth.

Satellite & Terrestrial. Satellite & terrestrial includes: telemetry, tracking and control of our three satellites, in-orbit satellite insurance and incentive payments, satellite uplink, and all costs associated with operating our terrestrial repeater network such as power, maintenance and lease payments. These expenses were $19.2 million in the six-month periods ended June 30, 2005 and 2004. Satellite & Terrestrial expense is expected to increase in future periods due to the operation of a third satellite which was placed in operation in April 2005.

Broadcast & Operations

Broadcast. Broadcast expenses include costs associated with the management and maintenance of the systems, software, hardware, production and performance studios used in the creation and distribution of XM-original and third party content. The advertising trafficking (scheduling and insertion) functions are also included. Broadcast costs were $7.6 million for the six-month period ended June 30, 2005, compared to $5.1 million in the six-month period ended June 30, 2004, an increase of $2.5 million. The increase is primarily due to increased costs associated with enhancements to and maintenance of the broadcast systems infrastructure. Broadcast costs are expected to increase with new content initiatives.

Operations. Operations, which includes facilities and information technology expense, was $13.5 million in the six-month period ended June 30, 2005, compared with $7.6 million in the six-month period ended June 30, 2004, an increase of $5.9 million. The increase is mainly due to an increase in the general operating costs associated with the corporate facility and infrastructure.

Programming & Content. Programming & content includes the creative, production and license costs associated with our over 150 channels of XM-original and third party content. This includes costs of programming staff and fixed payments for third party content. Programming & content expense was $42.1 million during the six-month period ended June 30, 2005, compared with $14.3 million during the six-month period ended June 30, 2004, an increase of $27.8 million. The increase is due to staffing and content related expenses in support of programming initiatives launched subsequent to the second quarter of 2004, including Major League Baseball (MLB), Opie and Anthony, XM Public Radio and Instant Traffic and Weather. Programming and content expenses are expected to increase in future periods as a result of programming initiatives. We launched our MLB programming in mid-February 2005. We paid $50 million for the 2005 season and will pay $60 million per season thereafter. Our MLB seasons run for the twelve month period beginning in February each year.

Research & Development. Research & development includes the costs of new product development, chipset design, and engineering. These combined expenses were $13.1 million in the six-month period ended June 30, 2005, compared with $12.9 million in the six-month period ended June 30, 2004, an increase of $0.2 million. For the six-month period ended June 30, 2005, research and development expense included $2.5 million of costs relating to the development of future telematics applications associated with a related party compared with $4.6 million during the six-month period ended June 30, 2004. Research and development expenses are expected to increase as we accelerate the development of future telematics applications and new products, including interoperable radios.

General & Administrative. General & administrative expense was $17.7 million during the six-month period ended June 30, 2005, as compared with $12.3 million during the six-month period ended June 30, 2004, an increase of $5.4 million. The increase in general & administrative expense is primarily due to an increase in professional fees and an increase in payroll and payroll related costs associated with the increase in headcount to support the growth of our business.

Marketing. Marketing includes the costs of retention & support, subsidies & distribution, advertising & marketing, and amortization of our liability to GM. These combined costs were $191.9 million for the six-month period ended June 30, 2005, compared to $129.7 million in the six-month period ended June 30, 2004, an increase of $62.2 million. Marketing expense increased primarily due to increases in subsidies & distribution of $26.5 million and advertising & marketing of $32.0 million.

Retention & Support. Personnel-related expenses comprise the majority of retention and support in 2005. In the six-month period ended June 30, 2005, these costs were $9.6 million compared to $5.9 million in the six-month period ended June 30, 2004, an increase of $3.7 million. The increase in retention and support expense is primarily due to an increase in payroll and payroll related costs associated with the increase in headcount to support the growth of our business.

Subsidies & Distribution. We currently provide incentives and subsidies for the manufacture, purchase, installation and activation of XM radios to attract and retain our manufacturing and distribution partners. Our subsidy & distribution costs are significant and totaled approximately $96.6 million during the six-month period ended June 30, 2005, compared with $70.1 million during the six-month period ended June 30, 2004, an increase of $26.5 million. This increase is primarily due to the increase in new activations and GM vehicles equipped with XM radios. Subsidy and distribution expense will increase as the number of XM radios that are manufactured, installed and activated increase; however, we expect that the cost per new subscriber may fluctuate from period to period based on the timing of promotions and contracts.

Advertising & Marketing. Activities comprising these expenses include media, advertising, events and direct marketing programs. Advertising & marketing costs were $67.0 million during the six-month period ended June 30, 2005, compared with $35.0 million during the six-month period ended June 30, 2004, an increase of $32.0 million. The increase is primarily due to our increased retail marketing and media advertising expenses.

Amortization of GM Liability. These costs include the amortization of annual fixed guaranteed payment commitments to GM, aggregating to $439.0 million, under our long-term distribution agreement with the OnStar division of GM providing for the installation of XM radios in GM vehicles. Amortization of the GM liability was $18.6 million for the six-month periods ended June 30, 2005 and 2004.

Depreciation & Amortization. Depreciation & amortization expense was $67.3 million during the six-month period ended June 30, 2005, compared with $78.3 million during the six-month period ended June 30, 2004, a decrease of $11.0 million. The decrease was primarily due to lower depreciation on XM-1 and XM-2 as a result of recording approximately $134 million of insurance proceeds as a reduction to the carrying values of our satellites in August 2004 (See “Liquidity and Capital Resources—Future Operating Liquidity and Capital Resource Requirements” below) partially offset by increased depreciation related to XM-3 which was placed into service in April 2005.

Interest Income. Interest income was $1.3 million during the six-month period ended June 30, 2005, compared with $0.5 million during the six-month period ended June 30, 2004, an increase of $0.8 million. The increase was primarily attributable to higher yields on our investments due to market conditions.

Interest Expense. Interest expense was $42.6 million during the six-month period ended June 30, 2005, compared with $46.9 million during the six-month period ended June 30, 2004, a decrease of $4.3 million. The decrease in interest expense is primarily due to the de-leveraging of higher interest rate debt by the issuance of new debt offset by lower capitalized interest related to XM-3 which was placed in service in April 2005.

Other Expense. Other expense was $22 thousand during the six-month period ended June 30, 2005, compared with other expense of $35.1 million during the six-month period ended June 30, 2004, an improvement of $35.1 million. Other expense for the six-month period ended June 30, 2005 consists primarily of losses related to foreign currency of $17 thousand and losses on disposed property of $5 thousand. Included in the six-month period ended June 30, 2004 was a loss of $35.0 million from the retirement of debt.

Provision for Deferred Income Taxes. We recorded a provision for deferred income taxes expense of $1.2 million and $26.2 during the six-month periods ended June 30, 2005 and 2004, respectively. During the three months ended March 31, 2004, we recorded a deferred tax liability related to indefinite lived assets that are amortized and deducted for tax purposes but are not amortized under generally accepted accounting principles. During the second quarter of 2004 and the first half of 2005, we recorded tax expense related to the amortization of the indefinite lived assets for tax purposes. We will continue to incur tax expense as the indefinite lived assets are amortized for tax purposes over the next 12 years.

Net Loss. Net loss for the six-month period ended June 30, 2005 was $275.4 million, compared with $339.3 million for the six-month period ended June 30, 2004, a decrease of $63.9 million. The decrease primarily reflects the decrease in the provision for deferred income taxes and the recording of $35.0 million in losses from the retirement of debt during the six months ended June 30, 2004.

EBITDA. Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. EBITDA during the six-month period ended June 30, 2005 was $(165.5) million, compared with $(188.3) million during the six-month period ended June 30, 2004. The decreased loss reflects our revenue growth and margin improvement as well as a decline in the costs to acquire each new subscriber, offset in part by an increase in operating costs as a result of our subscriber growth. Consistent with regulatory requirements, EBITDA includes Other Income (Expense). We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. The reconciliation of net loss to EBITDA is as follows (in thousands):

	Six Months ended June 30,
	2005	2004
Reconciliation of Net Loss to EBITDA
Net loss as reported	$(275,388)	$(339,255)
Add back non-EBITDA items included in net loss:
Interest income	(1,284)	(467)
Interest expense	42,631	46,884
Depreciation & amortization	67,339	78,344
Provision for deferred income taxes	1,158	26,152

EBITDA	$(165,544)	$(188,342)

Liquidity and Capital Resources

Overview

At June 30, 2005, we had total cash and cash equivalents of $77.4 million and a working capital deficit of $(177.2) million. Cash and cash equivalents decreased $125.1 million during the six months ended June 30, 2005. The decrease resulted from $89.3 million used by operating activities and $74.7 million used in investing activities, partially offset by $38.9 million provided by financing activities. The proceeds from financing activities resulted primarily from the contribution of $50.0 million from Holdings. Investing activities consisted primarily of capital expenditures for the construction and launch of XM-3 and the construction of XM-4, computer systems infrastructure and broadcast facilities, and the construction of the backup uplink facility. Cash flows used in operating activities includes the net loss of $275.4 million, offset in part by the net cash provided by our operating assets and liabilities and the non-cash expenses included in the net loss. Cash flows used in operating activities included nearly $70 million of prepayments for programming and other operating expenses.

The weighted average payment plans that our subscribers have elected result in 9.3 months of advance billing. Annual and multi-year prepayment plans provide significant cash flows for us. During the six months ended June 30, 2005, the increase in deferred revenue provided $136.4 million of cash from operations.

By comparison, at June 30, 2004, we had total cash and cash equivalents of $72.0 million, and working capital deficit of $(48.9) million. Cash and cash equivalents decreased $18.3 million during the six months ended June 30, 2004. The decrease resulted from $63.5 million used in operating activities and $115.8 million used in investing activities, offset by $161.1 million provided by financing activities. The proceeds from financing activities resulted from capital contributions of $204.6 million from Holdings primarily relating to the issuance of 7.0 million shares of Class A common stock in January 2004 that yielded gross proceeds of $185.5 million and the issuance of Floating Rate Notes in April 2004 that yielded gross proceeds of $200 million, offset in part by the repayment of $152.6 million of related party debt, repayments of secured debt of $83 million, and payments of $3.1 million related to capital lease obligations. The financing activities completed during the quarter are more fully discussed below. Investing activities consisted primarily of capital expenditures for the construction and launch of XM-3 and computer systems infrastructure. Cash flows used in operating activities includes the net loss of $339.3 million and the net cash used by our operating assets and liabilities, offset in part by non-cash expenses included in the net loss.

Sources of Cash

Holdings and Inc. raised $3.6 billion of equity and debt net proceeds from inception through June 30, 2005 from investors and strategic partners to fund our operations. This includes $98 million of net funds raised in the January 2005 financing transaction and $300 million of net funds raised in the June 2005 Class A common stock offering.

January 2005 Issuance of Additional Notes

In January 2005, Holdings exercised an over-allotment option on its 1.75% convertible senior notes due in 2009 and an additional $100 million aggregate principal amount of notes were issued. The notes may be converted by the holder, at its option, into shares of Holdings’ Class A common stock initially at a conversion rate of 20.0 shares of Holdings’ Class A common stock per $1,000 principal amount, which is equivalent to an initial conversion price of $50.00 per share of Holdings’ Class A common stock (subject to adjustment in certain events), at any time until December 1, 2009. The notes are not redeemable at Holdings’ option prior to the stated maturity.

Offering of shares of Holdings’ Class A common stock

In June 2005, Holdings sold 9,668,063 shares of its Class A common stock resulting in net proceeds of $300 million. Holdings and we expect to use the net proceeds from this offering for working capital and general corporate purposes, which may include launch payments for XM-4 in mid to late 2006, construction payments for XM-5, payments for third-party programming, repayment of debt and other strategic initiatives.

Uses of Cash

Our cash used during the six months ended June 30, 2005 consisted primarily of funding operating expenses and funding the construction and launch of XM-3 and the construction of XM-4.

Warrant Exchanges

In the three months ended March 31, 2005, Holdings entered into agreements with certain holders of its Class A common stock warrants to exchange approximately 32,000 warrants convertible into 2.7 million shares of Holdings’ Class A common stock for 2.5 million shares of Holdings’ Class A common stock and received $16,000 in cash proceeds from the exercise of 61 warrants converted into 5,185 shares of Holdings’ Class A common stock. As a result of Holdings’ financings and other issuances of securities, the conversion price of its Series C preferred stock issued in August 2000 has been adjusted from $8.78 at December 31, 2004 to $8.72 at June 30, 2005, the exercise price of the warrants sold in March 2000 remained at $45.23 and the number of warrant shares remained at 8.78. The exercise price of the warrants sold in January 2003 remained at $3.18 and the number of warrant shares remained at 85. There was no impact on the condensed consolidated statement of operations as a result of the adjustments to these prices.

Commitments

We have entered into certain programming and marketing agreements that broaden our content offering and increase our brand awareness. Under these agreements, we are obligated to make payments that total $78.9 million in the remaining six months of 2005, $114.9 million in 2006, $117.4 million in 2007, $115.6 million in 2008, $108.8 million in 2009 and $289.3 million in 2010 and beyond. These payments include fixed payments, advertising commitments and revenue sharing arrangements. The Company has a multi-year agreement with Major League Baseball to broadcast MLB games live nationwide and those payments are included in the above disclosure of our commitments. Holdings paid $10 million to MLB in October 2004 for the 2006 season and $50 million in March 2005 for the 2005 season. Holdings will pay an additional $50 million for the 2006 MLB season and $60 million per year thereafter through 2012, with $120 million to be deposited into escrow. MLB has the option to extend the agreement for the 2013, 2014 and 2015 seasons at the same $60 million annual compensation rate. Holdings will also make incentive payments to MLB for XM subscribers obtained through MLB and baseball club verifiable promotional programs. No stock or warrants were included in this agreement.

Under our launch schedule for XM-4, Holdings will incur capital expenditures relating to the launch of XM-4 approximately 12 to 18 months earlier than originally planned, but the timing and amount of capital expenditures on XM-4 itself is not expected to change. Under our existing satellite construction and launch contracts, remaining costs for the construction and launch of XM-4 and the construction of XM-5, excluding in-orbit performance incentives and financing charges on certain amounts deferred prior to launch, are expected to be approximately $30 million in 2005, $174 million in 2006, $81 million in 2007 and $2 million in 2008.

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

Our ability to obtain additional financing depends on several factors, including future market conditions; our success or lack of success in developing, implementing and marketing our satellite audio service; our future creditworthiness; and restrictions contained in agreements with our investors or lenders. Additional financings could increase our level of indebtedness or result in further dilution to our equity holders. If we fail to obtain necessary financing on a timely basis, a number of adverse effects could occur, or we may have to revise our business plan.

Satellite System

See Note 5 (a) and (b) to the Condensed Consolidated Financial Statements for a discussion of our DARS License and Satellite System.

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

As of June 30, 2005, we are engaged in activities with GM and Honda to jointly promote new car buyers to subscribe to the XM service. At June 30, 2005, there were 565,929 subscribers in promotional periods (typically ranging from three months to one year in duration) paid for by the vehicle manufacturers. These subscriptions are included in our quarter-end subscriber total. Subscriber revenues received from GM and Honda for these programs are recorded as related party revenue.

GM is one of our shareholders and Chester A. Huber, Jr., the president of OnStar, is a member of our board of directors. Hughes Electronics was one of our largest shareholders until January 2004 and was a subsidiary of GM until December 2003. Jack Shaw, a member of our board of directors, was Chief Executive Officer of Hughes Electronics Corporation until December 2003. John W. Mendel, a member of our board of directors, is Senior Vice President, automobile operations of American Honda Motor Co., Inc. DIRECTV, a subsidiary of Hughes Electronics, was a holder of our Series C preferred stock until January 2003.

We had the following amounts due from related parties at June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004
GM	$8,328	$3,708
Honda	3,539	1,659

	$11,867	$5,367

We had the following amount as related party prepaid expense at June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004
GM	$64,269	$57,061
Honda	7,500	—

	$71,769	$57,061

We had the following amounts due to related parties at June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005	December 31, 2004
GM	$99,458	$66,106
Honda	1,050	415

	$100,508	$66,521

We earned the following revenue in connection with the sale of XM service to related parties described above (in thousands):

	Three Months ended
	June 30, 2005	June 30, 2004
GM	$6,134	$4,711
Honda	2,725	1,859

	$8,859	$6,570

	Six months ended
	June 30, 2005	June 30, 2004
GM	$11,611	$9,346
Honda	4,601	3,196

	$16,212	$12,542

We have incurred the following costs in transactions with the related parties described above (in thousands):

	Three Months ended June 30, 2005
	GM	Honda
Terrestrial repeater network	$—	$—
Research & development	—	1,250
Customer care & billing operations	57	—
Marketing	51,780	746

	Three Months ended June 30, 2004
	GM	Honda	Hughes	Clear Channel
Terrestrial repeater network	$—	$—	$98	$—
Terrestrial repeater site leases	—	—	—	15
Research and development	—	2,079	—	—
Customer care & billing operations	99	—	—	—
Marketing	38,351	—	—	1,446

	Six months ended June 30, 2005
	GM	Honda
Terrestrial repeater network	$—	$—
Research & development	—	2,500
Customer care & billing operations	112	—
Marketing	98,373	1,382

	Six months ended June 30, 2004
	GM	Honda	Hughes	Clear Channel
Terrestrial repeater network	$—	$—	$208	$—
Terrestrial repeater site leases	—	—	—	31
Research and development	—	4,579	—	—
Customer care & billing operations	226	—	—	—
Marketing	81,891	—	—	3,031

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R. SFAS 123R requires recognition of compensation expense for stock options granted to employees. The expense is equal to the grant-date fair value of the options granted, and the expense is recorded over the vesting period. XM’s Employee Stock Purchase Plan (“ESPP”) is also considered compensatory under the new standard, because we offer a discount greater than 5 percent and a look-back option. We are in the process of evaluating whether we should make modifications to our ESPP. This change in accounting is not expected to materially impact our financial position. However, because we currently account for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. Had we applied the fair-value criteria established by SFAS No. 123R to previous stock option grants, the impact to our results of operations would have approximated the impact of applying SFAS No. 123, which was an increase to net loss of $9.7 million and $7.9 million for the three months ended June 30, 2005 and 2004, respectively, and $18.1 million and $15.6 million for the six months ended June 30, 2005 and 2004, respectively. XM is required to adopt SFAS 123R in the 1st quarter of 2006. Compensation expense will need to be recorded for new option awards and for the remaining vesting period of existing option grants. The amount of compensation expense that we record after adoption of SFAS 123R in 2006 and beyond will depend on the amount and timing of option activity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2005, we do not have any derivative financial instruments. We do not hold or issue any free-standing derivatives. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds. We have existing obligations related to our long-term debt agreements. As of June 30, 2005, we did not have significant cash flow exposure to changing interest rates on our long-term debt because the interest rates of the majority of those securities are fixed. However, the estimated fair value of the fixed-rate debt is subject to market risk. As of June 30, 2005, we had approximately $455.4 million in fixed-rate debt, which is approximately 69 percent of total debt. We run the risk that market rates will decline and the required payments will exceed those based on current market rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.

Presented below is an analysis of our financial instruments as of June 30, 2005 that are sensitive to changes in interest rates. The tables demonstrate the change in market value of the instruments calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points, or BPS, 100 BPS and 150 BPS. With respect to our fixed-rate debt, the sensitivity table below illustrates “market values,” or the price at which the debt would trade should interest rates fall or rise in the range indicated, assuming similar terms and similar assessment of risk by our lenders. Market values are determined using quoted market prices or market rates on comparable instruments as of June 30, 2005.

	Interest Rate Risk (in millions) as of June 30, 2005
	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			No Change in Interest Rates	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)	Fair Value	(50 BPS)	(100 BPS)	(150 BPS)
14% senior secured notes due 2010	$26.9	$26.4	$25.9	$25.5	$25.0	$24.6	$24.1
14% senior secured discount notes due 2009	189.0	185.7	182.4	179.2	176.1	173.0	170.0
12% senior secured notes due 2010	137.2	134.6	132.0	129.5	127.1	124.7	122.4

This sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of our financial instruments. The actual impact of market interest rate changes on our financial instruments may differ significantly from the impact shown in the sensitivity analysis. The 10% senior secured discount convertible notes due 2009, with an estimated fair value of approximately $2.4 billion at June 30, 2005 are not included in the above analysis as the fair value of the notes is not significantly exposed to interest rate changes. The holders of the notes may convert their notes into Holdings’ Class A common stock at a conversion price of $3.18 per share at any time prior to maturity. Due to the conversion feature of the instrument, coupled with the current price of Holdings’ Class A common stock, the fair value of the notes is linked largely to the price of Holdings’ Class A common stock. Included in our fixed-rate debt are $15.1 million of capital leases and notes payable that are not included in the analysis as the carrying amounts approximate fair value because of their short maturity.

As of June 30, 2005 and December 31, 2004, we had $200 million of variable-rate debt. A change of one percentage point in the interest rate applicable to the $200 million of variable-rate debt at June 31, 2005 would result in a fluctuation of approximately $2 million in our annual interest expense. We believe that our exposure to interest rate risk is not material to our results of operations.

ITEM 4.	CONTROLS AND PROCEDURES.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective. During the three-month period ended June 30, 2005, no changes were made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

XM SATELLITE RADIO INC. (Registrant)

August 5, 2005	By:	/s/ HUGH PANERO
Hugh Panero,
President and Chief Executive Officer (principal executive officer)

XM SATELLITE RADIO INC. (Registrant)

August 5, 2005	By:	/s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)