Form 10-Q
period 2005-09-30
XM SATELLITE RADIO INC
filed 2005-11-07
CIK 1116317

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2005

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

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of September 30, 2005)
COMMON STOCK, $0.10 PAR VALUE	125 SHARES (all of which are issued to XM Satellite Radio Holdings Inc.)

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

XM SATELLITE RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2005	2004	2005	2004
Revenue	$153,120	$65,358	$381,162	$161,304
Operating expenses:
Cost of revenue	106,381	48,911	277,255	143,248
Research & development (excludes depreciation & amortization, shown below)	7,885	6,684	20,970	19,584
General & administrative (excludes depreciation & amortization, shown below)	12,343	7,424	30,070	19,700
Marketing (excludes depreciation & amortization, shown below)	99,227	66,797	291,105	196,447
Depreciation & amortization	36,675	36,651	104,014	114,994

Total operating expenses	262,511	166,467	723,414	493,973

Operating loss	(109,391)	(101,109)	(342,252)	(332,669)
Other income (expense):
Interest income	687	379	1,971	845
Interest expense	(25,470)	(18,784)	(68,101)	(65,667)
Other income (expense)	(2,328)	134	(2,350)	(34,991)

Net loss before income taxes	(136,502)	(119,380)	(410,732)	(432,482)

Provision for deferred income taxes	(579)	(579)	(1,737)	(26,731)

Net loss	$(137,081)	$(119,959)	$(412,469)	$(459,213)

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,483	$202,521
Accounts receivable, net of allowance for doubtful accounts of $3,062 and $1,551	20,821	20,182
Due from subsidiaries/affiliates	862	1,412
Due from related parties	12,182	5,367
Related party prepaid expenses	51,702	31,160
Prepaid programming content	77,311	11,390
Prepaid and other current assets	28,948	17,417

Total current assets	229,309	289,449

Restricted investments	457	372
System under construction	6,656	153,595
Property and equipment, net of accumulated depreciation of $558,873 and $456,063	591,416	436,169
DARS license	141,276	141,227
Intangibles, net of accumulated amortization of $6,642 and $5,698	6,220	7,164
Deferred financing fees, net of accumulated amortization of $18,617 and $14,192	31,821	36,616
Related party prepaid expenses, net of current portion	15,726	25,901
Prepaid and other assets, net of current portion	20,092	1,823

Total assets	$1,042,973	$1,092,316

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$6,572	$6,148
Accounts payable	56,911	59,155
Accrued expenses	70,515	86,196
Accrued network optimization expenses	1,044	2,148
Due to related parties	50,624	27,610
Accrued interest	7,549	5,552
Deferred revenue	224,422	114,951

Total current liabilities	417,637	301,760

Long-term debt, net of current portion	646,912	615,943
Due to related parties, net of current portion	50,154	38,911
Deferred revenue, net of current portion	79,023	37,396
Other non-current liabilities	76,720	54,724

Total liabilities	1,270,446	1,048,734

Commitments and contingencies
Stockholder's equity (deficit):
Common stock, par value $0.10; 3,000 shares authorized, 125 shares issued and outstanding	—	—
Additional paid-in-capital	2,299,816	2,158,402
Accumulated deficit	(2,527,289)	(2,114,820)

Total stockholder's equity (deficit)	(227,473)	43,582

Total liabilities and stockholder's equity (deficit)	$1,042,973	$1,092,316

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(in thousands)	2005	2004
Cash flows from operating activities:
Net loss	$(412,469)	$(459,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	5,304	1,879
Depreciation and amortization	104,014	114,994
Interest accretion expense	33,817	40,257
Net non-cash loss on redemption of notes	407	24,755
Amortization of deferred financing fees and debt discount	12,720	13,821
Stock based compensation	4,186	1,353
Provision for deferred income taxes	1,737	26,731
Other	157	(17)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,979)	2,467
(Increase) decrease in due from related parties	(6,815)	119
(Increase) decrease in prepaid and other assets	(106,087)	7,668
Increase (decrease) in accounts payable and accrued expenses	(7,134)	2,901
Increase in amounts due to related parties	34,257	72,383
Increase in deferred revenue	151,098	57,294
Increase in accrued interest	1,997	5,316

Net cash used in operating activities	(188,790)	(87,292)

Cash flows from investing activities:
Purchase of property and equipment	(35,321)	(19,518)
Additions to systems under construction	(55,454)	(110,875)
Net purchase/maturity of restricted investments	(85)	119
Insurance proceeds from satellite recoveries	—	133,924

Net cash (used in) provided by investing activities	(90,860)	3,650

Cash flows from financing activities:
Capital contributions	137,630	188,932
Proceeds from issuance of floating rate notes	—	200,000
Repayment of 12% senior secured notes	(15,000)	(70,000)
Repayment of 14% senior secured notes	—	(13,028)
Repayment of related party long-term debt	—	(81,194)
Payments on related party credit facility	—	(103,034)
Payments on other borrowings	(8,009)	(4,223)
Deferred financing costs	(9)	(4,724)

Net cash provided by financing activities	114,612	112,729

Net increase (decrease) in cash and cash equivalents	(165,038)	29,087
Cash and cash equivalents at beginning of period	202,521	90,219

Cash and cash equivalents at end of period	$37,483	$119,306

See accompanying notes to unaudited condensed consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

XM Satellite Radio Inc. (“Inc.” or the “Company”), was incorporated on December 15, 1992 in the State of Delaware for the purpose of operating a digital audio radio service (“DARS”) under a license from the Federal Communications Commission (“FCC”). XM Satellite Radio Holdings Inc. (“XM” or “Holdings”) was formed as a holding company for Inc. on May 16, 1997. The Company commenced commercial operations in two markets on September 25, 2001 and completed its national rollout on November 12, 2001.

(2) Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of XM Satellite Radio Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring entries, necessary for a fair presentation of the condensed consolidated financial position of XM Satellite Radio Inc. and its subsidiaries as of September 30, 2005; the results of operations for the three and nine months ended September 30, 2005 and 2004; and cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year. The accompanying condensed consolidated financial statements are unaudited and should be read in conjunction with the Company’s 2004 audited consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K. Certain reclassifications have been made to prior-period amounts to conform with the 2005 presentation.

(3) Stock-Based Compensation

At September 30, 2005, Holdings had two stock-based employee compensation plans in which the Company participates. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The fair value of options granted during the three month periods ended September 30, 2005 and 2004 was calculated using an assumed volatility of 40 percent and 107 percent, respectively.

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net loss attributable to common stockholders, as reported	$(137,081)	$(119,959)	$(412,469)	$(459,213)
Add: Stock-based employee compensation expense included in net loss	1,816	—	3,603	—
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards	(11,219)	(8,481)	(31,097)	(24,054)

Pro forma net loss	$(146,484)	$(128,440)	$(439,963)	$(483,267)

In accordance with SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”) and the Securities and Exchange Commission’s rule amending the compliance dates of SFAS No. 123R, the Company will begin to recognize compensation expense for equity-based compensation using the fair value method in 2006.

During the nine months ended September 30, 2005, Holdings granted approximately 760,000 shares of restricted common stock to key employees. The Company recorded deferred compensation during the nine months ended September 30, 2005 of $21.6 million in connection with these shares of Holdings’ restricted common stock. Such deferred compensation is being amortized to expense over the three year vesting period and is recorded as a component of Holdings’ equity. The restrictions on these shares lapse as vesting occurs.

(4) Financing Transactions

Long-Term Debt

The following table presents a summary of the debt activity for the nine month period ended September 30, 2005:

(in thousands)	December 31, 2004	Issuances / Additions	Discount Amortization	Accreted Interest	Principal Payments	Retirements / Extinguishments	September 30, 2005
14% senior secured notes - original issue due 2010	$22,824	$—	$—	$—	$—	$—	$22,824
Less: discount	(3,367)	—	314	—	—	—	(3,053)
14% senior secured notes due 2009	162,897	—	—	17,503	—	—	180,400
Less: discount	(44,284)	—	3,011	—	—	—	(41,273)
12% senior secured notes due 2010	115,000	—	—	—	—	(15,000)	100,000
10% senior secured discount convertible notes due 2009	213,958	—	—	16,314	—	—	230,272
Less: discount	(53,897)	—	4,850	—	—	—	(49,047)
Floating rate notes due 2009	200,000	—	—	—	—	—	200,000
Notes payable	2,773	5	—	—	—	(2,774)	4
Capital leases	6,187	12,405	—	—	—	(5,235)	13,357

Total	622,091	$12,410	$8,175	$33,817	$—	$(23,009)	653,484

Less: current installments	(6,148)						(6,572)

Long-term debt, excluding current installments	$615,943						$646,912

September 2005 De-leveraging Transaction

In September 2005, the Company retired $15.0 million of its 12% Senior Secured Notes due 2010. As a result of the note retirement, the Company incurred a $2.2 million charge in Other income (expense) in our unaudited condensed consolidated statements of operations for the three month period ended September 30, 2005. The de-leveraging loss is comprised of a redemption premium of $1.8 million and a write-off of unamortized debt issuance costs of $0.4 million.

(5) Commitments and Contingencies

(a) DARS License

The Company’s DARS license is valid for eight years upon successful launch and orbital insertion of the satellites and can be extended by the FCC. The DARS license requires that the Company comply with a construction and launch schedule specified by the FCC for each of the first two authorized satellites, which has occurred. The FCC has the authority to revoke the authorizations and in connection with such revocation could exercise its authority to rescind the Company’s license. The Company believes that the exercise of such authority to rescind the license is unlikely. The Company has requested and received FCC authority to launch additional satellites for use in its system and believes that future requests would likely be approved. In February 2004, the Company applied to the FCC for authority to launch and operate XM-3 and XM-4 and to collocate XM-1 with XM-2 at the 115° West Longitude orbital location. The FCC granted this application in January 2005. In February 2005, XM-3 was successfully launched into orbit. During April 2005, XM-1 was successfully collocated with XM-2 in its orbital slot. Additionally, the FCC has not yet issued final rules permitting the Company to deploy its terrestrial repeaters to fill gaps in satellite coverage. The

Company is operating its repeaters on a non-interference basis pursuant to a grant of special temporary authority from the FCC. This grant originally expired March 18, 2002; however, on March 11, 2002, the Company applied for an extension of this special temporary authority and the Company can continue to operate its terrestrial repeaters pursuant to the special temporary authority pending a final determination on this extension request. This authority is currently being challenged by operators of terrestrial wireless systems who have asserted that the Company’s repeaters may cause interference. The Company believes it is not likely that an FCC order would materially impact the terrestrial repeater system design currently in operation.

(b) Satellite System

Satellite Deployment Plan. The Company launched its first two satellites, XM-1 and XM-2 in the first half of 2001 prior to the commencement of commercial operations. These satellites suffer from a progressive solar array power degradation issue that is common to the first six Boeing 702 class satellites in orbit — XM-1 and XM-2 were the fifth and sixth Boeing 702s launched. In

February 2005, the Company launched XM-3. XM-3 was placed into one of the Company’s orbital slots and beginning in April 2005 is being used to transmit the XM service. During the second quarter of 2005, the Company collocated XM-1 with XM-2 in the other orbital slot. XM has a fourth satellite (“XM-4”) under construction; this satellite will be available for launch in early 2006. XM intends to launch XM-4 in the second half of 2006. The exact launch date is subject to launch vehicle availability and other business priorities. During the second quarter of 2005, XM entered into a contract to construct a spare satellite (“XM-5”), expected to be completed by the end of 2007, for use as a ground spare or to be available for launch in the event there is a launch or early operations failure of XM-4.

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

Satellite Contracts and Other Costs — XM-1, XM-2, XM-3, XM-4 and XM-5. As of September 30, 2005, total payments made relating to these satellites approximates $662.5 million, which includes manufacturing and launch costs, financing charges, in-orbit performance incentives and additional costs for collocation, under the satellite contracts related to XM-1, XM-2, XM-3, XM-4 and XM-5. The Company originally entered into its satellite contract with Boeing Satellite Systems International, Inc. (“BSS”) in March 1998, and has subsequently amended the contract, including in July 2003, December 2003, December 2004, January 2005 and July 2005. Under the satellite contract, BSS has delivered three satellites in-orbit, XM-1, XM-2 and XM-3, supplied ground equipment and software used in the XM Radio system, provided certain launch and operations support services, and is constructing the XM-4 satellite. In August 2003, Holdings contracted with Sea Launch Company, LLC (“Sea Launch”) for the associated launch services for the XM-4 satellite, which is currently scheduled for launch in the second half of 2006. In June 2005, Holdings awarded a contract to Space Systems/Loral (“SS/L”) for the design and construction of its fifth satellite, XM-5. Construction of XM-5 is expected to be completed by the end of 2007.

XM-1 and XM-2. The XM-1 and XM-2 satellites were successfully collocated in one orbital slot during the second quarter of 2005.

XM-3. In February 2005, the Company launched its XM-3 satellite. XM-3 was modified to correct the solar array degradation issues experienced by XM-1 and XM-2, as well as to optimize XM-3 for the specific orbital slot into which it has been placed. As of September 30, 2005, with respect to XM-3, the Company has deferred payment of construction costs of $15 million at an interest rate of 8 percent through January 2007. BSS has the right to earn performance incentive payments of up to $25.9 million, excluding interest, based on the in-orbit performance of XM-3 over its design life of fifteen years.

In connection with the launch of XM-3, the Company acquired launch and in-orbit insurance in January 2005. The in-orbit insurance is for a one year period from February 2005 through February 2006. The Company plans to continue insuring XM-3 beyond February 2006, subject to cost and availability of in-orbit insurance.

XM-4. Under its contracts with BSS and Sea Launch, Holdings has committed to pay a total of $186.5 million for XM-4 and the associated launch services, excluding in-orbit performance incentives and financing charges on certain amounts deferred prior to launch. As of September 30, 2005, satellite construction costs aggregating approximately $132.3 million had been incurred, of which $26.1 million were paid, $1.9 million are due in 2005 and $104.3 million are deferred until first quarter 2006. Interest on the deferred amount accrues monthly at a rate of 10.75 percent per annum and is being paid on a current basis, pursuant to the December 2003 amendment, which extended the deferral into early 2006. The remaining portion of the fixed costs for XM-4 and the associated launch services are payable during construction with the last payment due one month following launch.

After launch of XM-4, BSS has the right to earn performance incentive payments of up to $12 million, plus interest, over the first twelve years of in-orbit life, up to $7.5 million for high performance during the first fifteen years of in-orbit life, and up to $10 million for continued high performance across the five year period beyond the fifteen year design life.

XM-5. Upon the award of the XM-5 contract, SS/L began construction of the satellite. Approximately two years before, on July 15, 2003, SS/L, its parent, Loral Space & Communications Ltd. and certain other affiliated entities (collectively, the “Debtors”) commenced voluntary Chapter 11 bankruptcy cases under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”), which cases are being jointly administered under lead case number 03-41710. Pursuant to an order entered on July 20, 2005, the Court approved Holding’s contract with SS/L. On August 1, 2005, the Court entered an order confirming the Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Reorganization Plan”). The Reorganization Plan has not yet become effective. The Debtors anticipate that the Reorganization Plan will become effective, after certain conditions are satisfied, and that the Debtors will emerge from Chapter 11 in the fourth quarter of 2005. Pursuant to the terms of Holding’s contract with SS/L, Holdings has been making construction payments on XM-5 into an escrow account until the Reorganization Plan becomes effective.

Satellite Contract — Warrant to BSS. Pursuant to Holding’s satellite contract for XM-4, it issued a warrant to BSS in July 2003 to purchase 500,000 shares of its Class A common stock at $13.524 per share. The fair value of this warrant was determined to be approximately $5.8 million using a Black-Scholes based methodology and is included in System under construction.

Satellite Contract — Warrant to SS/L. Pursuant to Holding’s satellite contract for XM-5, it issued a warrant to SS/L to purchase 400,000 shares of its Class A common stock at $32.42 per share. The fair value of this warrant was determined to be approximately $4.9 million using a Black-Scholes based methodology and is included in System under construction.

(c) GM Distribution Agreement

The Company has a long-term distribution agreement with OnStar, a subsidiary of General Motors. During the term of the agreement, which expires twelve years from the commencement date of the Company’s commercial operations, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The Company will also have a non-exclusive right to arrange for the installation of XM radios included in OnStar systems in non-GM vehicles that are sold for use in the United States. The agreement was amended in June 2002 and January 2003 to clarify certain terms in the agreement, including extending the dates when certain initial payments are due to GM and confirming the date of the Company’s commencement of commercial operations, and to provide that the Company may make certain payments to GM in the form of indebtedness or shares of Holdings’ Class A common stock. The Company’s total cash payment obligations were not increased. The Company has significant annual fixed payment obligations to GM. As a result of the June 2002 amendment, the Company commenced recognizing these fixed payment obligations for the period ending through November 2005, which approximate $63.6 million, on a straight-line basis. However, due to the January 2003 amendment to the Distribution Agreement and GM’s roll out plans which demonstrated a likelihood of GM exceeding minimum installation targets, in 2003 the Company began prospectively recognizing these fixed payments due under the Distribution Agreement, which approximate $397.3 million, on a straight-line basis through September 2013, the remaining term of the agreement. The Company issued a 10% Senior Secured Discount Convertible Note due 2009 with an aggregate principal amount of $89.0 million, to OnStar in lieu of making these fixed payments to OnStar for amounts otherwise due in 2003 through 2006. The fixed payments due to be paid in years 2007, 2008 and 2009 are $80.7 million, $106.7 million and $132.9 million, respectively. In February 2004, the Company completed the redemption of the note through repayment of a portion with cash and GM’s conversion of a portion of the principal amount into Holdings’ Class A common stock. As of September 30, 2005, the Company has $22.5 million of current prepaid expense to related party and $5.6 million of non-current prepaid expense to related party in connection with the guaranteed fixed payments.

In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to the Company’s service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than eight million GM vehicles with installed XM radios (at which point the percentage remains constant). During the second quarter of 2004, a clarification was agreed to by XM and OnStar relating to the implementation of certain aspects of revenue sharing contained within the distribution agreement. Accordingly, the revenue share expense is recognized as the related subscription revenue is earned. As of September 30, 2005, the Company has $24.1 million of current prepaid expense to related party and $8.9 million of non-current prepaid expense to related party in connection with this revenue sharing arrangement. As part of the agreement, OnStar provides certain call-center related services directly to XM subscribers who are also OnStar customers and the Company must reimburse OnStar for these XM-related call center services. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a common receiver platform or capable of receiving Sirius Satellite Radio’s service. The agreement is subject to renegotiation if as of November 2005, and at two-year intervals thereafter, GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service. The specified installation level of 1,240,000 units by November 2005 was achieved in 2004. The specified installation levels in future years will increase by the lesser of 600,000 units per year or amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. GM’s exclusivity obligations will discontinue if, by November 2007 and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market. For the nine month periods ended September 30, 2005 and 2004, the Company incurred total costs of $151.4 million and $120.8 million, respectively, under the distribution agreement.

(d) Holdings

During the three and nine month periods ended September 30, 2005, Holdings provided funding to the Company of $95.0 million and $145.0 million, respectively.

In August 2001, the Company’s facility lease for its corporate headquarters was amended and Holdings became the Company’s new landlord. In September 2005, Holdings leased a second corporate headquarters building to the Company. For the three month periods ended September 30, 2005 and 2004, the Company incurred costs relating to the rental of office space from Holdings of $1.3 million and $1.1 million, respectively. For the nine month periods ended September 30, 2005 and 2004, the Company incurred costs relating to the rental of office space from Holdings of $3.7 million and $3.2 million, respectively.

(6) Strategic Investments and Relationships

In September 2005, Canada’s Federal Cabinet approved the grant of a broadcasting license by the Canadian Radio-television and Telecommunications Commission (“CRTC”) to Canadian Satellite Radio Inc. (“CSR”), XM’s strategic partner in Canada. CSR plans to offer satellite radio service to Canadians from coast-to-coast consisting of a number of XM’s commercial-free music and premier news, sports, talk, and entertainment channels, plus channels originated by CSR. The CSR channels would be integrated into XM’s service, and made available to XM’s U.S. subscribers as well. XM is currently finalizing its arrangements with CSR, including the terms of a license that would make CSR XM’s exclusive satellite radio licensee in Canada in return for fees based on CSR’s revenues. XM also plans to sell some of its unused terrestrial repeaters to CSR and provide a stand-by credit facility to CSR to finance the purchase of the repeaters and license fee payments. XM and CSR plan to license their respective trademarks to each other, and XM will provide design, engineering, support and technical services to CSR for a monthly fee. It is contemplated that XM will receive an equity stake in CSR of approximately 23 1/3 percent, as well as board representation and specified consent rights relating to certain actions by CSR so long as XM retains a specified portion of its initial ownership in CSR. CSR is currently awaiting approval of the terms of these arrangements by the CRTC. The launch of CSR’s Canadian service is expected to follow shortly thereafter.

(7) Supplemental Cash Flows Disclosures

The Company paid $24.8 million and $18.0 million for interest, of which $5.2 million and $11.8 million was capitalized, during the nine month periods ended September 30, 2005 and 2004, respectively. Additionally, the Company’s financial results include the following non-cash financing and investing activities:

	Nine months ended September 30,
(in thousands)	2005	2004
Property acquired through capital leases	$12,405	$6,412
Issuance of notes for accrued expenses	5	50,800
Conversion of debt to equity	—	50,833
Discount on debt securities	—	10,315
Loss on redemption of debt	407	—

(8) Unaudited Condensed Consolidating Financial Information

The Company has certain series of debt securities outstanding that are guaranteed by Holdings and by the Company’s subsidiary, XM Equipment Leasing LLC, which owns certain terrestrial repeaters. Accordingly, the Company provides the following unaudited condensed consolidating financial information.

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2005

(in thousands)	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$153,120	$2,633	$22,958	$(25,591)	$153,120	$—	$2,243	$(2,251)	$153,112
Cost of revenue	106,262	8	—	111	106,381	—	183	(1,605)	104,959
Research & development	7,885	—	—	—	7,885	—	—	—	7,885
General & administrative	12,343	—	—	—	12,343	73	243	(125)	12,534
Marketing	99,227	—	—	—	99,227	—	—	—	99,227
Depreciation & amortization	33,165	3,510	—	—	36,675	966	399	—	38,040

Total operating expenses	258,882	3,518	—	111	262,511	1,039	825	(1,730)	262,645

Operating income (loss)	(105,762)	(885)	22,958	(25,702)	(109,391)	(1,039)	1,418	(521)	(109,533)
Other income (expense):
Interest income	687	146	14,810	(14,956)	687	6,492	87	—	7,266
Interest expense	(40,280)	—	(146)	14,956	(25,470)	(1,067)	(196)	—	(26,733)
Other income (expense)	8,273	—	—	(10,601)	(2,328)	(136,195)	2	136,231	(2,290)

Net income (loss) before income taxes	(137,082)	(739)	37,622	(36,303)	(136,502)	(131,809)	1,311	135,710	(131,290)

Provision for deferred income taxes	—	—	(579)	—	(579)	—	—	—	(579)

Net income (loss)	$(137,082)	$(739)	$37,043	$(36,303)	$(137,081)	$(131,809)	$1,311	$135,710	$(131,869)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005

(in thousands)	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$381,162	$7,897	$55,149	$(63,046)	$381,162	$—	$6,629	$(6,660)	$381,131
Cost of revenue	276,895	25	—	335	277,255	—	862	(4,645)	273,472
Research & development	20,970	—	—	—	20,970	—	—	—	20,970
General & administrative	30,070	—	—	—	30,070	519	425	(363)	30,651
Marketing	291,105	—	—	—	291,105	—	—	—	291,105
Depreciation & amortization	93,485	10,529	—	—	104,014	1,733	1,094	—	106,841

Total operating expenses	712,525	10,554	—	335	723,414	2,252	2,381	(5,008)	723,039

Operating income (loss)	(331,363)	(2,657)	55,149	(63,381)	(342,252)	(2,252)	4,248	(1,652)	(341,908)
Other income (expense):
Interest income	1,971	425	43,945	(44,370)	1,971	14,188	209	—	16,368
Interest expense	(112,046)	—	(425)	44,370	(68,101)	(2,701)	(432)	—	(71,234)
Other income (expense)	28,968	—	—	(31,318)	(2,350)	(407,564)	1,428	408,607	121

Net income (loss) before income taxes	(412,470)	(2,232)	98,669	(94,699)	(410,732)	(398,329)	5,453	406,955	(396,653)

Provision for deferred income taxes	—	—	(1,737)	—	(1,737)	—	—	—	(1,737)

Net income (loss)	$(412,470)	$(2,232)	$96,932	$(94,699)	$(412,469)	$(398,329)	$5,453	$406,955	$(398,390)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004

(in thousands)	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$65,357	$2,630	$9,547	$(12,176)	$65,358	$—	$2,094	$(2,094)	$65,358
Cost of revenue	48,788	12	—	111	48,911	—	463	(1,350)	48,024
Research & development	6,684	—	—	—	6,684	—	—	—	6,684
General & administrative	7,424	—	—	—	7,424	84	57	(130)	7,435
Marketing	66,797	—	—	—	66,797	—	—	—	66,797
Depreciation & amortization	33,193	3,458	—	—	36,651	—	347	—	36,998

Total operating expenses	162,886	3,470	—	111	166,467	84	867	(1,480)	165,938

Operating income (loss)	(97,529)	(840)	9,547	(12,287)	(101,109)	(84)	1,227	(614)	(100,580)
Other income (expense):
Interest income	379	159	14,809	(14,968)	379	1,059	25	—	1,463
Interest expense	(33,592)	—	(160)	14,968	(18,784)	—	(254)	31	(19,007)
Other income (expense)	10,784	—	—	(10,650)	134	(118,970)	—	119,545	709

Net income (loss) before income taxes	(119,958)	(681)	24,196	(22,937)	(119,380)	(117,995)	998	118,962	(117,415)

Provision for deferred income taxes	—	—	(579)	—	(579)	—	—	—	(579)

Net income (loss)	$(119,958)	$(681)	$23,617	$(22,937)	$(119,959)	$(117,995)	$998	$118,962	$(117,994)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004

(in thousands)	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$161,304	$7,884	$23,588	$(31,472)	$161,304	$—	$6,184	$(6,184)	$161,304
Cost of revenue	142,886	30	—	332	143,248	—	1,561	(4,052)	140,757
Research & development	19,584	—	—	—	19,584	—	—	—	19,584
General & administrative	19,700	—	—	—	19,700	356	91	(321)	19,826
Marketing	196,447	—	—	—	196,447	—	—	—	196,447
Depreciation & amortization	104,579	10,415	—	—	114,994	—	1,042	—	116,036

Total operating expenses	483,196	10,445	—	332	493,973	356	2,694	(4,373)	492,650

Operating income (loss)	(321,892)	(2,561)	23,588	(31,804)	(332,669)	(356)	3,490	(1,811)	(331,346)
Other income (expense):
Interest income	845	411	44,186	(44,597)	845	2,714	69	—	3,628
Interest expense	(109,853)	—	(411)	44,597	(65,667)	(406)	(310)	30	(66,353)
Other income (expense)	(28,312)	48	—	(6,727)	(34,991)	(456,120)	—	457,746	(33,365)

Net income (loss) before income taxes	(459,212)	(2,102)	67,363	(38,531)	(432,482)	(454,168)	3,249	455,965	(427,436)

Provision for deferred income taxes	—	—	(26,731)	—	(26,731)	—	—	—	(26,731)

Net income (loss)	$(459,212)	$(2,102)	$40,632	$(38,531)	$(459,213)	$(454,168)	$3,249	$455,965	$(454,167)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2005

(in thousands)	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$37,472	$11	$—	$—	$37,483	$702,891	$13,757	$—	$754,131
Accounts receivable, net	20,777	—	44	—	20,821	—	—	—	20,821
Due from subsidiaries/affiliates	3,965	45,334	660,342	(708,779)	862	—	2,796	(3,658)	—
Due from related parties	12,182	—	—	—	12,182	—	—	—	12,182
Related party prepaid expenses	51,702	—	—	—	51,702	—	—	—	51,702
Prepaid programming content	77,311	—	—	—	77,311	—	—	—	77,311
Prepaid and other current assets	28,762	186	—	—	28,948	1,843	354	(1,286)	29,859

Total current assets	232,171	45,531	660,386	(708,779)	229,309	704,734	16,907	(4,944)	946,006

Restricted investments	457	—	—	—	457	—	4,989	—	5,446
System under construction	6,656	—	—	—	6,656	187,392	—	—	194,048
Property and equipment, net	545,387	46,029	—	—	591,416	56,012	43,111	(5,099)	685,440
Investment in subsidiary/ affiliates	837,930	—	—	(837,930)	—	(170,961)	—	170,961	—
DARS license & intangibles, net	6,220	—	141,276	—	147,496	—	—	—	147,496
Related party prepaid expenses	15,726	—	—	—	15,726	—	—	—	15,726
Deferred financing costs, prepaid & other assets, net of accumulated ammortization and current portion	51,913	—	—	—	51,913	63,271	3,476	(39,675)	78,985

Total assets	$1,696,460	$91,560	$801,662	$(1,546,709)	$1,042,973	$840,448	$68,483	$121,243	$2,073,147

Current liabilities:
Current portion of long-term debt	$6,572	$—	$—	$—	$6,572	$—	$409	$—	$6,981
Accounts payable	56,911	—	—	—	56,911	11,603	—	—	68,514
Accrued expenses	70,362	153	—	—	70,515	12	—	(441)	70,086
Accrued XM-4 liability	—	—	—	—	—	104,300	—	—	104,300
Accrued network optimization expenses	1,044	—	—	—	1,044	—	—	—	1,044
Due to subsidiary/ affiliates	682,694	1,712	24,353	(708,759)	—	2,797	1,000	(3,797)	—
Due to related parties	50,624	—	—	—	50,624	—	—	—	50,624
Accrued interest	7,549	—	—	—	7,549	2,333	212	—	10,094
Deferred revenue	224,422	—	—	—	224,422	—	—	—	224,422

Total current liabilities	1,100,178	1,865	24,353	(708,759)	417,637	121,045	1,621	(4,238)	536,065

Long-term debt, net of current portion	646,912	—	—	—	646,912	400,000	39,142	—	1,086,054
Due to related parties, net of current portion	50,154	—	—	—	50,154	—	—	—	50,154
Deferred revenue, net of current portion	79,023	—	—	—	79,023	—	—	—	79,023
Other non-current liabilities	47,666	—	29,054	—	76,720	55,378	—	(74,272)	57,826

Total liabilities	1,923,933	1,865	53,407	(708,759)	1,270,446	576,423	40,763	(78,510)	1,809,122

Commitments and contingencies
Stockholders’ equity (deficit):
Capital stock	—	—	—	—	—	2,281	—	—	2,281
Accumulated other comprehensive income	—	—	—	—	—	5,582	—	—	5,582
Additional paid-in-capital	2,299,816	97,019	433,036	(530,055)	2,299,816	2,767,441	10,802	(2,310,618)	2,767,441
Retained earnings (deficit)	(2,527,289)	(7,324)	315,219	(307,895)	(2,527,289)	(2,511,279)	16,918	2,510,371	(2,511,279)

Total stockholders’ equity (deficit)	(227,473)	89,695	748,255	(837,950)	(227,473)	264,025	27,720	199,753	264,025

Total liabilities and stockholders’ equity (deficit)	$1,696,460	$91,560	$801,662	$(1,546,709)	$1,042,973	$840,448	$68,483	$121,243	$2,073,147

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2004

(in thousands)	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$202,474	$47	$—	$—	$202,521	$506,250	$9,096	$—	$717,867
Accounts receivable, net	20,138	—	44	—	20,182	—	—	—	20,182
Due from subsidiaries/affiliates	4,188	36,677	561,248	(600,701)	1,412	—	436	(1,848)	—
Due from related parties	5,367	—	—	—	5,367	—	—	—	5,367
Related party prepaid expenses	31,160	—	—	—	31,160	—	—	—	31,160
Prepaid programming content	11,390	—	—	—	11,390	—	—	—	11,390
Prepaid and other current assets	17,231	186	—	—	17,417	1,734	332	(1,286)	18,197

Total current assets	291,948	36,910	561,292	(600,701)	289,449	507,984	9,864	(3,134)	804,163

Restricted investments	372	—	—	—	372	—	4,120	—	4,492
System under construction	153,595	—	—	—	153,595	175,760	—	—	329,355
Property and equipment, net	379,612	56,557	—	—	436,169	—	30,263	(5,099)	461,333
Investment in subsidiary/ affiliates	743,231	—	—	(743,231)	—	84,575	—	(84,575)	—
DARS license & intangibles, net	7,164	—	141,227	—	148,391	—	—	—	148,391
Related party prepaid expenses	25,901	—	—	—	25,901	—	—	—	25,901
Deferred financing costs, prepaid & other assets, net of accumulated ammortization and current portion	38,439	—	—	—	38,439	7,355	3,521	(1,315)	48,000

Total assets	$1,640,262	$93,467	$702,519	$(1,343,932)	$1,092,316	$775,674	$47,768	$(94,123)	$1,821,635

Current liabilities:
Current portion of long-term debt	$6,148	$—	$—	$—	$6,148	$—	$408	$—	$6,556
Accounts payable	59,155	—	—	—	59,155	731	100	—	59,986
Accrued expenses	86,041	155	—	—	86,196	22	182	(441)	85,959
Accrued XM-4 liability	—	—	—	—	—	100,100	—	—	100,100
Accrued network optimization expenses	2,148	—	—	—	2,148	—	—	—	2,148
Due to subsidiary/ affiliates	575,418	1,385	23,878	(600,681)	—	1,628	358	(1,986)	—
Due to related parties	27,610	—	—	—	27,610	—	—	—	27,610
Accrued interest	5,552	—	—	—	5,552	8,427	167	—	14,146
Deferred revenue	114,951	—	—	—	114,951	—	—	—	114,951

Total current liabilities	877,023	1,540	23,878	(600,681)	301,760	110,908	1,215	(2,427)	411,456

Long-term debt, net of current portion	615,943	—	—	—	615,943	300,000	32,798	—	948,741
Due to related parties, net of current portion	38,911	—	—	—	38,911	—	—	—	38,911
Deferred revenue, net of current portion	37,396	—	—	—	37,396	—	—	—	37,396
Other non-current liabilities	27,407	—	27,317	—	54,724	28,603	—	(34,359)	48,968

Total liabilities	1,596,680	1,540	51,195	(600,681)	1,048,734	439,511	34,013	(36,786)	1,485,472

Commitments and contingencies
Stockholders’ equity (deficit):
Capital stock	—	—	—	—	—	2,142	—	—	2,142
Additional paid-in-capital	2,158,402	97,018	433,036	(530,054)	2,158,402	2,446,910	2,289	(2,160,691)	2,446,910
Retained earnings (deficit)	(2,114,820)	(5,091)	218,288	(213,197)	(2,114,820)	(2,112,889)	11,466	2,103,354	(2,112,889)

Total stockholders’ equity (deficit)	43,582	91,927	651,324	(743,251)	43,582	336,163	13,755	(57,337)	336,163

Total liabilities and stockholders’ equity (deficit)	$1,640,262	$93,467	$702,519	$(1,343,932)	$1,092,316	$775,674	$47,768	$(94,123)	$1,821,635

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005

(in thousands)	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash used in operating activities	$(188,754)	$(36)	$—	$—	$(188,790)	$(454)	$13,227	$—	$(176,017)

Cash flows from investing activities:
Purchase of property and equipment	(35,321)	—	—	—	(35,321)	57	(7,371)	—	(42,635)
Additions to systems under construction	(55,454)	—	—	—	(55,454)	(47,370)	—	—	(102,824)
Equity investments	—	—	—	—	—	(27,000)	—	—	(27,000)
Net purchase/maturity of restricted investments	(85)	—	—	—	(85)	—	(869)	—	(954)

Net cash used in investing activities	(90,860)	—	—	—	(90,860)	(74,313)	(8,240)	—	(173,413)

Cash flows from financing activities:
Proceeds from sale of common stock, net and capital contributions	—	—	—	—	—	311,466	—	—	311,466
Capital contributions from Holdings	137,630	—	—	—	137,630	(137,630)	—	—	—
Proceeds from issuance of 1.75% convertible senior notes	—	—	—	—	—	100,000	—	—	100,000
Repayment of 12% senior secured notes	(15,000)	—	—	—	(15,000)	—	—	—	(15,000)
Payments on mortgage on corporate facility	—	—	—	—	—	—	(285)	—	(285)
Payments on other borrowings	(8,009)	—	—	—	(8,009)	—	—	—	(8,009)
Deferred financing costs	(9)	—	—	—	(9)	(2,428)	(41)	—	(2,478)

Net cash provided by (used in) financing activities	114,612	—	—	—	114,612	271,408	(326)	—	385,694

Net increase (decrease) in cash and cash equivalents	(165,002)	(36)	—	—	(165,038)	196,641	4,661	—	36,264
Cash and cash equivalents at beginning of period	202,474	47	—	—	202,521	506,250	9,096	—	717,867

Cash and cash equivalents at end of period	$37,472	$11	$—	$—	$37,483	$702,891	$13,757	$—	$754,131

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004
(in thousands)	XM Satellite Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash provided by (used in) operating activities	$(87,297)	$—	$—	$5	$(87,292)	$12,027	$2,410	$—	$(72,855)

Cash flows from investing activities:
Purchase of plant and equipment	(19,518)	—	—	—	(19,518)	—	—	—	(19,518)
Additions to systems under construction	(110,875)	—	—	—	(110,875)	(22,231)	—	—	(133,106)
Insurance proceeds from satellite recoveries	133,924	—	—	—	133,924	—	—	—	133,924
Net purchase/maturity of restricted investments and short-term investments	119	—	—	—	119	(20,665)	—	—	(20,546)

Net cash provided by (used in) investing activities	3,650	—	—	—	3,650	(42,896)	—	—	(39,246)

Cash flows from financing activities:
Proceeds from sale of common stock, net and capital contributions	—	—	—	—	—	228,091	—	—	228,091
Capital contributions from Holdings	188,932	—	—	—	188,932	(188,932)	—	—	—
Proceeds from issuance of floating rate notes	200,000	—	—	—	200,000	—	—	—	200,000
Proceeds from refinancing of mortgage	—	—	—	—	—	—	33,300	—	33,300
Repayment of 12% senior secured notes	(70,000)	—	—	—	(70,000)	—	—	—	(70,000)
Repayment of 14% senior secured notes	(13,028)	—	—	—	(13,028)	—	—	—	(13,028)
Repayment of related party long term-debt	(81,194)	—	—	—	(81,194)	—	—	—	(81,194)
Payments on mortgage on corporate facility	—	—	—	—	—	—	(28,153)	—	(28,153)
Payments on related party credit facility	(103,034)	—	—	—	(103,034)	—	—	—	(103,034)
Payments on other borrowings	(4,223)	—	—	—	(4,223)	(35,000)	—	—	(39,223)
Deferred financing costs	(4,724)	—	—	—	(4,724)	(151)	(504)	—	(5,379)

Net cash provided by financing activities	112,729	—	—	—	112,729	4,008	4,643	—	121,380

Net increase (decrease) in cash and cash equivalents	29,082	—	—	5	29,087	(26,861)	7,053	—	9,279
Cash and cash equivalents at beginning of period	90,234	—	—	(15)	90,219	326,349	1,739	—	418,307

Cash and cash equivalents at end of period	$119,316	$—	$—	$(10)	$119,306	$299,488	$8,792	$—	$427,586

(9) Subsequent Events

In September 2005, the Company called for redemption all of its outstanding 14% Senior Secured Notes – Original Issue due 2010. On the redemption date of October 24, 2005, XM paid holders approximately $24.8 million which was comprised of $22.8 million of outstanding principal, a redemption premium of $1.6 million and $0.4 million of accrued interest. As a result of the note retirement, XM will record a $4.9 million de-leveraging charge which is comprised of a redemption premium of $1.6 million, a write-off of the unamortized discount of $3.0 million, and a write-off of unamortized debt issuance costs of $0.3 million.

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

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included herewith, and with our management’s discussion and analysis of financial condition and results of operations and audited consolidated financial statements and notes thereto for the three year period ended December 31, 2004, included in our Annual Report on Form 10-K.

This quarterly report on Form 10-Q is filed by XM Satellite Radio Inc. (“Inc.” or the “Company”). XM Satellite Radio Holdings Inc. (“XM” or “Holdings”) is filing separately. The principal differences between the financial condition of Holdings and Inc., are:

•	the ownership since August 2001 and September 2005 by XM of the corporate headquarters buildings located in Washington, DC and the lease of these buildings by XM to Inc.;

•	XM-1, XM-2, and XM-3 are owned by the Company, except for the B702 bus portion of XM-3; XM-4, XM-5 and the B702 bus portion of XM-3 are owned by Holdings;

•	the presence at XM of additional indebtedness not guaranteed by Inc.;

•	the investment by XM in WorldSpace, Inc.; and

•	the existence of cash balances at XM.

Accordingly, the results of operations for Inc. and its subsidiaries are substantially the same as the results for XM and its subsidiaries discussed below except that Inc. incurs:

•	additional rent, less depreciation and amortization expense and less other income, in each case principally related to Inc.’s rental of its corporate headquarters buildings from XM, which are intercompany transactions that have been eliminated in the XM financial statements;

•	less interest expense principally related to the additional indebtedness at Holdings; and

•	less interest income because of additional cash balances at Holdings.

Overview

The highlights for our nine month period ended September 30, 2005 include the following:

•	growing the XM business to over 5.0 million subscribers during the period, including over 617,000 new subscribers added during the three months ended September 30, 2005;

•	announced an increase in our monthly subscription rate from $9.99 to $12.95, effective April 2, 2005 and simultaneously offered subscribers an opportunity to lock-in lower rates by signing up for one of our multi-year pre-payment plans;

•	the continued development of innovative retail products at attractive price points and broad OEM factory-installed penetration across numerous vehicle models;

•	launching the dedicated 24/7 Major League Baseball® (“MLB”) channel, including the MLB Home Plate channel and live play-by-play channels, announcing a 10 year agreement (exclusive beginning with the 2007/2008 season) with the National Hockey League (“NHL”) to broadcast on a dedicated 24/7 NHL channel and live play-by-play coverage of more than 1,000 games per season including original NHL programming, as well as expanding our talk content and our sports programming line-up with the Indy Car® Racing series and the PGA TOUR® network and announcing XM Deportivo, a Hispanic sports channel with exclusive coverage of the 2006 FIFA World CupTM;

•	ending September 30, 2005 with a recurring subscription revenue run rate of $589 million per year; and

•	continuing to grow our subscription margin (calculated as Subscription revenue less variable costs, which include Revenue share & royalties and Customer care & billing operations) during the three months and nine months ended September 30, 2005, while reducing our Subscriber acquisition costs.

The key metrics we use to monitor our business growth and our operational results are: ending subscribers, Average Monthly Subscription Revenue Per Subscriber (“ARPU”), Subscriber Acquisition Costs (“SAC”), Cost Per Gross Addition (“CPGA”) and EBITDA, presented as follows:

	Three months ended September 30,
	2005	2004
EBITDA (in thousands) (1)	$(73,783)	$(62,873)

Subscriber Data:
Net Subscriber Additions (2)	617,152	415,671

Aftermarket, OEM & Other Subscribers (3)	4,367,945	2,092,600
Subscribers in OEM Promotional Periods (4)	624,580	398,993
XM Activated Vehicles with Rental Car Companies (5)	42,117	24,430

Total Ending Subscribers (3) (4) (5) (6)	5,034,642	2,516,023

Revenue Data (monthly average):
Subscription Revenue per Aftermarket, OEM & Other Subscriber	$10.36	$9.24
Subscription Revenue per Subscriber in OEM Promotional Periods	$5.99	$5.63
Subscription Revenue per XM Activated Vehicle with Rental Car Companies	$10.25	$9.47

Average Monthly Subscription Revenue per Subscriber (ARPU) (7)	$9.78	$8.64
Net Ad Sales Revenue per Subscriber (8)	$0.37	$0.30
Activation, Equipment and Other Revenue per Subscriber	$0.54	$0.51

Total Revenue per Subscriber	$10.69	$9.45

Expense Data:
Subscriber Acquisition Costs (SAC) (9)	$53	$57
Cost Per Gross Addition (CPGA) (10)	$89	$89

(1)	EBITDA — See definition and further discussion under EBITDA on page 26.
(2)	Total net subscriber additions for the three months ended September 30, 2005, include 305,284 retail, 314,088 OEM, and (2,220) rental cars.
(3)	Ending subscribers include 831,425 family plan subscriptions at a multi-unit rate of $6.99 per radio per month.
(4)	OEM Promotional Subscribers are subscribers who have either a portion or their entire subscription fee paid for by an OEM for a fixed period following the initial purchase or lease of the vehicle. Currently, at the time of sale, vehicle owners generally receive a 3-month trial subscription. The Company generally receives two months of the 3-month trial subscription from the vehicle manufacturer. The automated activation program provides activated XM radios on dealer lots for test drives. GM and Honda generally indicate the inclusion of 3 months free of XM service on the window sticker of XM-enabled vehicles. We measure the success of these programs based on the percentage that elect to continue to receive the XM service and convert to self-paying subscribers after the initial promotion period–we refer to this as the “conversion rate”. The conversion rate for the quarter ended September 30, 2005 is 56 percent and reflects the auto activation program, with all XM-enabled vehicles activated for the promotional period.
(5)	Rental car activity commenced in late June 2003. At September 30, 2005, there were 42,117 XM subscriptions in rental vehicles. For the initial Model Year 2003 XM-enabled rental vehicles, the Company receives payments based on the use of the service. Customers are charged $2.99 per day per vehicle for use of the XM service, on which XM receives a revenue share. For subsequent Model Year 2004 and later vehicles, the Company receives $10 per subscription per month.
(6)	Subscribers are those who are receiving and have agreed to pay for our satellite audio service, either by credit card or by invoice, including those who are currently in promotional periods paid in part by vehicle manufacturers, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our satellite audio service. Radios that are revenue generating are counted individually as subscribers. Promotional periods generally include the period of trial service plus30 days for the receipt and processing of payments.
(7)	ARPU — See definition and further discussion under Average Monthly Subscription Revenue Per Subscriber on page 22.
(8)	Net Ad Sales Revenue includes sales of advertisements and program sponsorships on the XM network net of agency commissions.
(9)	SAC — See definition and further discussion under Subscriber Acquisition Costs on page 25.
(10)	CPGA — See definition and further discussion under Cost Per Gross Addition on page 25.

Results of Operations

Three month and Nine month Periods ended September 30, 2005 and 2004

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except subscriber data)	2005	2004	2005	2004
Revenue
Subscription	$140,001	$59,616	$346,361	$147,867
Activation	2,650	1,305	6,987	3,230
Merchandise	2,640	1,414	9,555	3,147
Net ad sales	5,332	2,062	12,820	4,459
Other revenue	2,497	961	5,439	2,601

Total revenue	153,120	65,358	381,162	161,304

Operating expenses:
Cost of revenue (excludes depreciation & amortization, shown below):
Revenue share & royalties	25,788	10,823	65,985	36,780
Customer care & billing operations	17,794	10,021	51,662	26,081
Cost of merchandise	7,857	2,293	18,440	5,659
Ad sales	2,547	1,504	6,414	4,148
Satellite & terrestrial	11,813	8,622	31,003	27,855
Broadcast & operations:
Broadcast	4,274	2,782	11,903	7,882
Operations	7,920	4,237	21,391	11,874

Total broadcast & operations	12,194	7,019	33,294	19,756
Programming & content	28,388	8,629	70,457	22,969

Total cost of revenue	106,381	48,911	277,255	143,248
Research & development (excludes depreciation & amortization, shown below)	7,885	6,684	20,970	19,584
General & administrative (excludes depreciation & amortization, shown below)	12,343	7,424	30,070	19,700
Marketing (excludes depreciation & amortization, shown below)
Retention & support	6,092	3,552	15,691	9,490
Subsidies & distribution	54,241	37,305	150,867	107,387
Advertising & marketing	29,581	16,627	96,609	51,632

Marketing	89,914	57,484	263,167	168,509
Amortization of GM liability	9,313	9,313	27,938	27,938

Total marketing	99,227	66,797	291,105	196,447
Depreciation & amortization	36,675	36,651	104,014	114,994

Total operating expenses	262,511	166,467	723,414	493,973

Operating loss	(109,391)	(101,109)	(342,252)	(332,669)
Interest income	687	379	1,971	845
Interest expense	(25,470)	(18,784)	(68,101)	(65,667)
Other income (expense)	(2,328)	134	(2,350)	(34,991)

Net loss before income taxes	(136,502)	(119,380)	(410,732)	(432,482)

Provision for deferred income taxes	(579)	(579)	(1,737)	(26,731)

Net loss	$(137,081)	$(119,959)	$(412,469)	$(459,213)

EBITDA (1)	$(75,044)	$(64,324)	$(240,588)	$(252,666)
XM subscriptions (end of period) (2)	5,034,642	2,516,023	5,034,642	2,516,023

(1)	Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. Consistent with regulatory requirements, EBITDA includes Other income (expense). We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. (See the reconciliation of net loss to EBITDA)
(2)	We consider subscribers to be those who are receiving and have agreed to pay for our satellite audio service, either by credit card or by invoice, including those that are currently in promotional periods paid in part by vehicle manufacturers, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our satellite audio service. Radios that are revenue generating are counted individually as subscribers. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2005	2004	2005	2004
Reconciliation of Net loss to EBITDA
Net loss as reported	$(137,081)	$(119,959)	$(412,469)	$(459,213)
Add back non-EBITDA items included in net loss:
Interest income	(687)	(379)	(1,971)	(845)
Interest expense	25,470	18,784	68,101	65,667
Depreciation & amortization	36,675	36,651	104,014	114,994
Provision for deferred income taxes	579	579	1,737	26,731

EBITDA	$(75,044)	$(64,324)	$(240,588)	$(252,666)

Three Months Ended September 30, 2005 Compared With Three Months Ended September 30, 2004

XM Satellite Radio Inc. and Subsidiaries

Revenue

Revenue. Our revenue consists of subscription fees for our satellite audio service, activation charges, limited direct sales of radios and merchandise, net ad sales and revenue from ancillary services. In the three months ended September 30, 2005, we recognized $153.1 million in total revenue, compared to $65.4 million in the three months ended September 30, 2004, an increase of $87.7 million. During the three months ended September 30, 2005 and 2004, subscription revenue comprised 91.4 percent and 91.2 percent of our total revenues, respectively.

Subscribers. As of September 30, 2005, we had 5,034,642 subscribers, compared to 2,516,023 at September 30, 2004, an increase of 2,518,619 subscribers. Subscribers for the quarter ended September 30, 2005 include 2,818,674 retail, 2,173,851 OEM and 42,117 car rental subscribers. Our subscribers include 4,367,945 self-paying subscribers, 624,580 subscribers in OEM promotional periods (typically ranging from three months to one year in duration) paid in part by the vehicle manufacturers and 42,117 XM activated vehicles with rental car companies. Additionally, 831,425 family plan subscriptions at a multi-unit rate of $6.99 per radio per month are included in our total subscriber count. We consider subscribers to be those who are receiving and have agreed to pay for our satellite audio service, either by credit card or by invoice, including those who are currently in promotional periods paid for by vehicle manufacturers, as well as XM activated vehicles for which we have a contractual right to receive payment for the use of our satellite audio service. Radios that are revenue generating are counted individually as subscribers.

OEM Promotional Subscribers. OEM Promotional Subscribers are subscribers who have either a portion or their entire subscription fee paid for by an OEM for a fixed period following the initial purchase or lease of the vehicle. Currently, at the time of sale, vehicle owners generally receive a three month prepaid trial subscription. XM generally receives two months of the three month trial subscription from the vehicle manufacturer. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. The automated activation program provides activated XM radios on dealer lots for test drives. GM and Honda generally indicate the inclusion of three months free of XM service on the window sticker of XM-enabled vehicles. Under the auto-activation programs, subscribers are included in our OEM promotional subscriber count from the time of vehicle purchase or lease, through the period of trial service plus an additional 30 days. We measure the success of these programs based on the percentage that elect to receive the XM service and convert to self-paying subscribers after the initial promotion period—we refer to this as the “conversion rate.” We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for subscribers to respond to our marketing communications. The conversion rate for the three months ended September 30, 2005 was 56.1 percent.

XM Activated Vehicles with Rental Car Companies. Our subscribers also include 42,117 activated vehicles with rental car companies. For the initial model year 2003 XM-enabled rental vehicles, XM receives payments based on the use of XM service. Customers are charged $2.99 per day per vehicle for use of the XM service, on which XM receives a revenue share. For subsequent model year 2004 and later vehicles, XM generally receives $10 per subscription per month.

Subscription Revenue. Subscription revenue was $140.0 million for the three months ended September 30, 2005 compared to $59.6 million for the three months ended September 30, 2004, an increase of $80.4 million. This increase was attributable to the significant increase in our subscribers and the increase in our monthly subscription rate from $9.99 to $12.95, effective April 2, 2005. Subscription revenue consists primarily of our monthly subscription fees for our satellite audio service charged to consumers, commercial establishments and fleets, which are recognized as the service is provided. Revenues received from vehicle manufacturers for promotional service programs are included in Subscription revenue. At the time of sale, vehicle owners generally receive a three month trial subscription and are included in OEM promotional subscribers. Beginning in 2004, a standard promotion of three months free was placed on the window sticker of all XM-enabled GM vehicles. We generally receive payment for two months of the three month trial subscription period from the vehicle manufacturer. For the three months ended September 30, 2005, Subscription revenue included $11.4 million from related parties for subscription fees paid under certain promotional agreements, compared with $6.5 million for the three months ended September 30, 2004. Our subscriber arrangements are generally cancelable without penalty. Promotions and discounts are treated as a reduction to revenue during the period of the promotion. Sales incentives, consisting of rebates to subscribers, offset revenue. Discounts on equipment sold with service are allocated to equipment and service based on relative fair value. In February 2005, we announced that we were expanding our basic service package and that the monthly subscription price for our basic service increased to $12.95 from $9.99 beginning in April 2005. Existing customers could lock in a discounted rate by signing up for a pre-paid plan of up to five years prior to mid-April 2005. The expanded basic service now includes the internet service XM Radio Online (previously $3.99 per month) and the High Voltage Channel (previously $1.99 per month), both of which were premium services prior to this change.

Average Monthly Subscription Revenue Per Subscriber. Average monthly subscription revenue per subscriber (“ARPU”) was $9.78 and $8.64 for the three months ended September 30, 2005 and 2004, respectively. ARPU from our aftermarket, OEM and other subscribers was $10.36 for the three months ended September 30, 2005, compared to $9.24 for the three months ended September 30, 2004. The difference from our retail rates of $12.95 and $9.99 for the three months ended September 30, 2005 and 2004, respectively, is due primarily to annual and multi-year prepayment plans, family plan discounts, and a conversion lag as subscribers transition to the new rates. ARPU from our OEM promotional subscribers was $5.99 for the three months ended September 30, 2005, compared to $5.63 for the three months ended September 30, 2004. OEM promotional subscribers were not subject to the April 2, 2005 rate increase. ARPU from our rental car fleet subscribers was $10.25 and $9.47 for the three months ended September 30, 2005 and 2004, respectively. Our rental car fleet subscribers were not subject to the rate increase discussed above. Average monthly subscription revenue per subscriber is derived from the total of earned subscription revenue (net of promotions and rebates) divided by the monthly weighted average number of subscribers for the period reported. Average monthly revenue per subscriber is a measure of operational performance and not a measure of financial performance under generally accepted accounting principles. Average monthly subscription revenue per subscriber will fluctuate based on promotions implemented in 2005, as well as the adoption rate of annual and multi-year prepayment plans, multi-radio discount plans (such as the family plan) and premium services. We expect that average monthly revenue per subscriber will continue to increase in 2005 as more subscribers are added and converted to the new rate. The increase in the monthly subscription price is effective for all billing cycles on or after April 2, 2005, and therefore, will be implemented over time.

Activation Revenue. Activation revenue is comprised of one-time activation fees billed to customers. Activation fees are non-refundable, and are recognized on a pro-rata basis over the estimated 40-month life of the subscriber relationship. This estimate may be further refined in the future as additional historical data becomes available. During the three months ended September 30, 2005, we recognized $2.7 million in Activation revenue compared to $1.3 million in the three months ended September 30, 2004, an increase of $1.4 million due to an increase in the number of subscribers added in the third quarter of 2005 than in the same quarter of 2004. The growth in Activation revenue will be impacted by the amount of discounts given as a result of the competitive environment, as well as changes, if any, in the estimated life of the subscriber relationship.

Merchandise Revenue. Merchandise revenue is comprised of revenues from direct sales of radios and XM merchandise. Through December 31, 2004, the direct sales of radios were generally for promotional purposes. During the three months ended September 30, 2005, we recognized $2.6 million in Merchandise revenue compared to $1.4 million during the three months ended September 30, 2004, an increase of $1.2 million. We expect revenue from the sale of merchandise to fluctuate based on the promotional activities in direct sales as well as the performance of XM kiosk sales.

Net Ad Sales Revenue. Net ad sales revenue consists of sales of advertisements and program sponsorships on the XM network to advertisers that are recognized in the period in which they are broadcast. Net ad sales revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Net ad sales revenue is presented net of agency commissions in the results of operations, which is consistent with industry practice. In the three month period ended September 30, 2005, we recognized $5.3 million in Net ad sales revenue compared to $2.1 million during the three month period ended September 30, 2004, an increase of $3.2 million. These amounts are net of agency commissions, which were $0.7 million during the three month period ended September 30, 2005, compared to $0.2 million during the three month period ended September 30, 2004. The increase in Net ad sales revenue is due primarily to a net increase in the number of advertisers from the increased demand for advertising on the XM network that results from our subscriber growth, listenership and audience reach. During the three month period ended September 30, 2005, we recognized $0.6 million in advertising barter revenue compared to $0.3 million during the three month period ended September 30, 2004. For the three month period September 30, 2005, Net ad sales revenue included $1.0 million from sales of advertisements to related parties compared with $0.4 million in the three month period ended September 30, 2004.

Other Revenue. Other revenue earned during the three month period ended September 30, 2005 consists primarily of revenue from ancillary services, including recording services, weather data services, and NavTraffic only services. We recognized $2.5 million of Other revenue during the three month period ended September 30, 2005 compared with $1.0 million during the three month period ended September 30, 2004, an increase of $1.5 million. The increase is due to increases in recording services, NavTraffic only and weather revenue.

Operating Expenses

Total Operating Expenses. Total Operating expenses were $262.5 million for the three month period ended September 30, 2005 compared to $166.5 million in the three month period ended September 30, 2004, an increase of $96.0 million. The increase was due to an increase in Cost of revenue of $57.5 million, an increase in Marketing expenses of $32.4 million, an increase in General & administrative expense of $4.9 million, and an increase in Research & development of $1.2 million.

Cost of Revenue. Cost of revenue includes Revenue share & royalties, Customer care & billing operations, Cost of merchandise, Ad sales, Satellite & terrestrial operating costs, as well as costs related to Broadcast & operations and Programming & content. These combined costs were $106.4 million for the three month period ended September 30, 2005, up from $48.9 million in the three month period ended September 30, 2004, an increase of $57.5 million.

Revenue Share & Royalties. Revenue share & royalties includes performance rights obligations to composers, artists, and copyright owners for public performances of their creative works broadcast on XM, and royalties paid to radio technology providers and revenue share expenses associated with manufacturing and distribution partners and content providers. These costs were $25.8 million in the three month period ended September 30, 2005 compared to $10.8 million in the three month period ended September 30, 2004. This increase of $15.0 million was a result of our growth in subscriber base and revenues. We expect these total costs to continue to increase as revenue growth continues.

Customer Care & Billing Operations. Customer care & billing operations expense includes expenses from outsourced customer care functions as well as internal IT costs associated with front office applications. These expenses were $17.8 million during the three month period ended September 30, 2005, compared with $10.0 million during the three month period ended September 30, 2004, an increase of $7.8 million. This increase was primarily driven by the increase in subscriber call volumes and transaction processing fees resulting from the growth in subscribers and the implementation of the April 2, 2005 rate increase. We expect Customer care & billing operations expense in total to continue to increase as we continue to add subscribers, but we expect the average cost per subscriber to decrease.

Cost of Merchandise. During the three month period ended September 30, 2005, we expensed $7.9 million relating to promotional radios, radio kits and XM merchandise that we sold directly to subscribers, compared to $2.3 million in the three month period ended September 30, 2004, an increase of $5.6 million. The increase in Cost of merchandise is due primarily to the free radios distributed as part of our Buy One Get One Free promotion during the three months ended September 30, 2005. We expect the Cost of merchandise to continue to increase during 2005 as we continue to increase direct sales of merchandise.

Ad Sales. Ad sales expense was $2.5 million in the three month period ended September 30, 2005 compared to $1.5 million in the three month period ended September 30, 2004, an increase of $1.0 million. The increase in Ad sales expense is due to an increase in commissions associated with the growth in Net ad sales revenue along with an increase in staffing and marketing costs to support Net ad sales revenue growth. We expect Ad sales expense to increase in support of expected Net ad sales revenue growth.

Satellite & Terrestrial. Satellite & terrestrial includes: telemetry, tracking and control of our three satellites, in-orbit satellite insurance and incentive payments, satellite uplink, and all costs associated with operating our terrestrial repeater network such as power, maintenance and lease payments. These expenses were $11.8 million in the three month period ended September 30, 2005, compared with $8.6 million in the three month period ended September 30, 2004, an increase of $3.2 million. The increase is driven by the increased operating, in-orbit incentives, and satellite insurance costs related to XM-3.

Broadcast & Operations. Broadcast and operations includes broadcast and operations costs associated with the management and maintenance of systems and facilities as well as information technology expense. These expenses were $12.2 million in the three month period ended September 30, 2005 compared to $7.0 million in the three month period ended September 30, 2004, an increase of $5.2 million.

Broadcast. Broadcast expenses include costs associated with the management and maintenance of the systems, software, hardware, production and performance studios used in the creation and distribution of XM-original and third party content via satellite broadcast, web and other new distribution platforms. The advertising trafficking (scheduling and insertion) functions are also included. Broadcast expenses were $4.3 million for the three month period ended September 30, 2005, compared to $2.8 million in the three month period ended September 30, 2004, an increase of $1.5 million. The increase is primarily due to increased costs associated with enhancements to and maintenance of the broadcast systems infrastructure. Broadcast expenses are expected to increase with new content initiatives.

Operations. Operations, which includes facilities and information technology expense, was $7.9 million in the three month period ended September 30, 2005, compared with $4.2 million in the three month period ended September 30, 2004, an increase of $3.7 million. The increase is mainly due to an increase in the general operating costs associated with the corporate facility and infrastructure, which was just expanded.

Programming & Content. Programming & content includes the creative, production and licensing costs associated with our over 150 channels of XM-original and third party content. This includes costs of programming staff and fixed payments for third party content. Programming & content expense was $28.4 million during the three month period ended September 30, 2005, compared with $8.6 million during the three month period ended September 30, 2004, an increase of $19.8 million. The increase is due to support of new programming initiatives, including Major League Baseball® (“MLB”), Network LIVE, PGA TOUR® Network, XM Deportivo, and the Take 5 Channel. Programming and content expenses are expected to increase in future periods as a result of programming initiatives. We launched our MLB programming in mid-February 2005. We paid $50 million for the 2005 season and will pay $60 million per season thereafter. Our MLB seasons run for the twelve month period beginning in February each year.

Research & Development. Research & development includes the costs of new product development, chipset design, and engineering. These combined expenses were $7.9 million in the three month period ended September 30, 2005, compared with $6.7 million in the three month period ended September 30, 2004, an increase of $1.2 million. The increased costs are primarily associated with new product development on the Roady XT as well as other players that will be available during the first quarter of 2006. For the three month period ended September 30, 2005, Research & development expense included $1.2 million of costs relating to the development of future telematics applications associated with a related party compared with $2.5 million during the three month period ended September 30, 2004. Research and development expense is expected to increase as we accelerate the development of future telematics applications and new products, including interoperable radios.

General & Administrative. General & administrative expense was $12.3 million during the three month period ended September 30, 2005, as compared with $7.4 million during the three month period ended September 30, 2004, an increase of $4.9 million. The increase in General & administrative expense is primarily due to an increase in professional fees and an increase in payroll and payroll related costs associated with the increase in headcount to support the growth of our business.

Marketing. Marketing includes the costs of Retention & support, Subsidies & distribution, Advertising & marketing, and Amortization of our liability to GM. These combined costs were $99.2 million for the three month period ended September 30, 2005, compared to $66.8 million in the three month period ended September 30, 2004, an increase of $32.4 million. Marketing expense increased primarily due to increases in Subsidies & distribution of $16.9 million and Advertising & marketing of $13.0 million.

Retention & Support. Personnel-related expenses comprise the majority of Retention and support in 2005. In the three month period ended September 30, 2005, these costs were $6.1 million compared to $3.6 million in the three month period ended September 30, 2004, an increase of $2.5 million. The increase in Retention and support expense is primarily due to an increase in payroll and payroll related costs associated with the increase in headcount to support the growth of our business.

Subsidies & Distribution. We currently provide incentives and subsidies for the manufacture, purchase, installation and activation of XM radios to attract and retain our manufacturing and distribution partners. Our Subsidies & distribution expense totaled $54.2 million during the three month period ended September 30, 2005, compared with $37.3 million during the three month period ended September 30, 2004, an increase of $16.9 million. This increase is primarily due to the increase in new activations and GM vehicles equipped with XM radios. Subsidies and distribution expense will increase as the number of XM radios that are manufactured, installed and activated increase; however, we expect that the cost per new subscriber may fluctuate from period to period based on the timing of promotions and contracts.

Subscriber Acquisition Costs (SAC). We consider SAC to include radio manufacturer subsidies, certain sales, activation and installation commissions, and hardware-related promotions. These costs are reported in Subsidies & distribution. The negative margins from equipment sales are also included in SAC. SAC does not include on-going loyalty payments to retailers and distribution partners, payments under revenue sharing arrangements with radio manufacturers and distributors and certain guaranteed payments to GM. During the three months ended September 30, 2005 and 2004 we incurred SAC expenses of $53.4 million and $34.8 million, respectively. SAC for the three months ended September 30, 2005 and 2004 was $53 and $57, respectively. The decline in SAC for the three month period ended September 30, 2005 as compared to the three month period ended 2004 is due to the combined impacts of the decline in manufacturer subsidies and the increase in the number of activations. The timing of promotions and new contracts may cause SAC to fluctuate from period to period.

Advertising & Marketing. Activities comprising these expenses include media, advertising, events and direct marketing programs. Advertising & marketing costs were $29.6 million during the three month period ended September 30, 2005, compared with $16.6 million during the three month period ended September 30, 2004, an increase of $13.0 million. The increase is primarily due to our increased retail marketing and media advertising expenses.

Cost Per Gross Addition (CPGA). We consider CPGA to include the amounts in SAC, as well as advertising, media and other discretionary marketing expenses. In our unaudited condensed consolidated financial statements, SAC costs are captured in Subsidies & distribution and the negative margins from equipment sales, while CPGA costs are primarily captured by the combination of Subsidies & distribution, Advertising & marketing, plus the negative margins from equipment sales. CPGA does not include marketing staff (included in Retention & support) or the amortization of the GM guaranteed payments (included in Amortization of GM liability). During the three month periods ended September 30, 2005, and 2004, we incurred CPGA expenses of $87.9 million and $54.8 million, respectively. CPGA for the three month periods ended September 30, 2005 and 2004 was $89. The timing of our media campaigns and discretionary advertising spending may cause CPGA to fluctuate from period to period. The costs to acquire subscribers vary by distribution channel, and a change in the mix of subscribers from higher cost distribution channels to lower cost distribution channels will have a favorable impact on CPGA. The timing of promotions and new contracts may cause CPGA to fluctuate from period to period.

Amortization of GM Liability. These costs include the amortization of annual fixed guaranteed payment commitments to GM, aggregating to $439.0 million, under our long-term distribution agreement with the OnStar division of GM providing for the installation of XM radios in GM vehicles. Amortization of the GM liability was $9.3 million for the three month periods ended September 30, 2005 and 2004.

Depreciation & Amortization. Depreciation & amortization expense was $36.7 million during the three month periods ended September 30, 2005 and 2004.

Interest Income. Interest income was $0.7 million during the three month period ended September 30, 2005, compared with $0.4 million during the three month period ended September 30, 2004, an increase of $0.3 million. The increase was primarily attributable to higher average balances of cash and cash equivalents for the three months ended September 30, 2005 as well as higher yields on our investments due to market conditions.

Interest Expense. Interest expense was $25.5 million during the three month period ended September 30, 2005, compared with $18.8 million during the three month period ended September 30, 2004, an increase of $6.7 million. The increase in Interest expense is primarily due to a $4.7 million decrease in capitalized interest and higher average debt balances for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Other Income (Expense). Other expense was $2.3 million during the three month period ended September 30, 2005, compared with other income of $0.1 million during the three month period ended September 30, 2004, a change of $2.4 million. The change in Other income (expense) is primarily due to a $2.2 million charge as a result of the September 2005 de-leveraging transaction.

Provision for Deferred Income Taxes. We recorded a provision for deferred income taxes expense of $0.6 million during the three month periods ended September 30, 2005 and 2004.

Net Loss. Net loss for the three month period ended September 30, 2005 was $137.1 million, compared with $120.0 million for the three month period ended September 30, 2004, an increase of $17.1 million. The increase is due primarily to an increase in our Operating loss of $8.3 million for the three months ended September 30, 2005 due to increases in Operating expenses as a result of our subscriber growth, direct promotional activities, and programming and content related costs, partially offset by an increase in Subscription revenues.

EBITDA. Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. EBITDA loss during the three month period ended September 30, 2005 was $75.0 million, compared with $64.3 million during the three month period ended September 30, 2004, an increase of $10.7 million. The increased loss reflects our increase in Operating expenses as a result of our subscriber growth, offset in part by our revenue growth and margin improvement as well as a decline in the costs to acquire each new subscriber. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

Nine Months Ended September 30, 2005 Compared With Nine Months Ended September 30, 2004

XM Satellite Radio Inc. and Subsidiaries

Revenue

Revenue. Our revenue consists of subscription fees for our satellite audio service, activation charges, limited direct sales of radios and merchandise, net ad sales and revenue from ancillary services. In the nine months ended September 30, 2005, we recognized $381.2 million in total revenue, compared to $161.3 million in the nine months ended September 30, 2004, an increase of $219.9 million. During the nine months ended September 30, 2005 and 2004, subscription revenue comprised 90.9 percent and 91.7 percent of our total revenues, respectively.

Subscription Revenue. Subscription revenue was $346.4 million for the nine months ended September 30, 2005 compared to $147.9 million for the nine months ended September 30, 2004, an increase of $198.5 million. This increase was attributable to the significant increase in our subscribers and the increase in our monthly subscription rate from $9.99 to $12.95, effective April 2, 2005. Subscription revenue consists primarily of our monthly subscription fees for our satellite audio service charged to consumers, commercial establishments and fleets, which are recognized as the service is provided. Revenues received from vehicle manufacturers for promotional service programs are included in Subscription revenue. At the time of sale, vehicle owners generally receive a three month trial subscription and are included in OEM promotional subscribers. Beginning in 2004, a standard promotion of three months free was placed on the window sticker of all XM-enabled GM vehicles. We generally receive payment for two months of the three month trial subscription period from the vehicle manufacturer. For the nine month period ended September 30, 2005, Subscription revenue included $26.1 million from related parties for subscription fees paid under certain promotional agreements, compared with $17.9 million for the nine months ended September 30, 2004. Our subscriber arrangements are generally cancelable without penalty. Promotions and discounts are treated as a reduction to revenue during the period of the promotion. Sales incentives, consisting of rebates to subscribers, offset revenue. Discounts on equipment sold with service are allocated to equipment and service based on relative fair value. In February 2005, we announced that we are expanding our basic service package and that the monthly subscription price for our basic service increased to $12.95 from $9.99 beginning in April 2005. Existing customers could lock in a discounted rate by signing up for a pre-paid plan of up to five years prior to mid-April 2005. The expanded basic service now includes the internet service XM Radio Online (previously $3.99 per month) and the High Voltage Channel (previously $1.99 per month), both of which were premium services prior to this change.

Activation Revenue. Activation revenue is comprised of one-time activation fees billed to customers. Activation fees are non-refundable, and are recognized on a pro-rata basis over the estimated 40-month life of the subscriber relationship. This estimate may be further refined in the future as additional historical data becomes available. During the nine months ended September 30, 2005, we recognized $7.0 million in Activation revenue compared to $3.2 million in the nine months ended September 30, 2004, an increase of $3.8 million due to new subscribers added. The growth in Activation revenue will be impacted by the amount of discounts given as a result of the competitive environment, as well as changes, if any, in the estimated life of the subscriber relationship.

Merchandise Revenue. Merchandise revenue is comprised of revenues from direct sales of radios and XM merchandise. Through December 31, 2004, the direct sales of radios have generally been for promotional purposes. During the nine months ended September 30, 2005, we recognized $9.6 million in Merchandise revenue compared to $3.1 million during the nine months ended September 30, 2004, an increase of $6.5 million. We expect revenue from the sale of merchandise to fluctuate based on the promotional activities in direct sales as well as the performance XM kiosk sales.

Net Ad Sales Revenue. Net ad sales revenue consists of sales of advertisements and program sponsorships on the XM network to advertisers that are recognized in the period in which they are broadcast. Net ad sales revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Net ad sales revenue is presented net of agency commissions in the results of operations, which is consistent with industry practice. In the nine month period ended September 30, 2005, we recognized $12.8 million in Net ad sales revenue compared to $4.5 million during the nine month period ended September 30, 2004, an increase of $8.3 million. These amounts are net of agency commissions, which were $1.7 million during the nine month period ended September 30, 2005, compared to $0.5 million during the nine month period ended September 30, 2004. The increase in Net ad sales revenue is due primarily to a net increase in the number of advertisers as a result of the increased demand for advertising on the XM network that results from our subscriber growth, listenership and audience reach. During the nine month period ended September 30, 2005, we recognized $1.2 million in advertising barter revenue compared to $0.7 million during the nine month period ended September 2004. For the nine month period September 30, 2005, Net ad sales revenue included $2.2 million from sales of advertisements to related parties compared with $0.7 million in the nine month period ended September 30, 2004.

Other Revenue. Other revenue earned during the nine month period ended September 30, 2005 consists primarily of revenue from ancillary services, including recording services, weather data services, and NavTraffic only services. We recognized $5.4 million of Other revenue during the nine month period ended September 30, 2005 compared with $2.6 million during the nine month period ended September 30, 2004, an increase of $2.8 million. The increase is due to increases in recording services, NavTraffic only and weather revenue.

Operating Expenses

Total Operating Expenses. Total Operating expenses were $723.4 million for the nine month period ended September 30, 2005 compared to $494.0 million in the nine month period ended September 30, 2004, an increase of $229.4 million. The increase was due to an increase in Cost of revenue of $134.1 million, an increase in Marketing expenses of $94.7 million, an increase in General & administrative expense of $10.4 million, an increase in Research & development of $1.4 million, offset in part by a decrease in Depreciation & amortization of $11.0 million.

Cost of Revenue. Cost of revenue includes Revenue share & royalties, Customer care & billing operations, Costs of merchandise, Ad sales, Satellite & terrestrial operating costs, as well as costs related to Broadcast & operations and Programming & content. These combined costs were $277.3 million for the nine month period ended September 30, 2005, up from $143.2 million in the nine month period ended September 30, 2004, an increase of $134.1 million.

Revenue Share & Royalties. Revenue share & royalties includes performance rights obligations to composers, artists, and copyright owners for public performances of their creative works broadcast on XM, and royalties paid to radio technology providers and revenue share expenses associated with manufacturing and distribution partners and content providers. These costs were $66.0 million in the nine month period ended September 30, 2005 compared to $36.8 million in the nine month period ended September 30, 2004. This increase of $29.2 million was a result of our growth in subscriber base and revenues. We expect these total costs to continue to increase as revenue growth continues.

Customer Care & Billing Operations. Customer care & billing operations expense includes expenses from outsourced customer care functions as well as internal IT costs associated with front office applications. These expenses were $51.7 million during the nine month period ended September 30, 2005, compared with $26.1 million during the nine month period ended September 30, 2004, an increase of $25.6 million. This increase was primarily driven by the increase in subscriber call volumes and transaction processing fees resulting from the growth in subscribers. We expect Customer care & billing operations expense in total to continue to increase as we continue to add subscribers, but we expect the average cost per subscriber to decrease.

Cost of Merchandise. During the nine month period ended September 30, 2005, we expensed $18.4 million relating to promotional radios, radio kits and XM merchandise that we sold directly to subscribers, compared to $5.7 million in the nine month period ended September 30, 2004, an increase of $12.7 million. The increase in Cost of merchandise is due primarily to the free radios distributed as part of our Buy One Get One Free promotion during the nine months ended September 30, 2005. The increase also reflects increased sales volumes and unit equipment cost for our direct sales business. We expect the Cost of merchandise to continue to increase during 2005 as we continue to increase direct sales of merchandise.

Ad Sales. Ad sales expense was $6.4 million in the nine month period ended September 30, 2005 compared to $4.1 million in the nine month period ended September 30, 2004, an increase of $2.3 million. The increase in Ad sales expense is due to an increase in commissions associated with the growth in Net ad sales revenue along with an increase in staffing and marketing costs to support Net ad sales revenue growth. We expect Ad sales expense to increase in support of expected Net ad sales revenue growth.

Satellite & Terrestrial. Satellite & terrestrial includes: telemetry, tracking and control of our three satellites, in-orbit satellite insurance and incentive payments, satellite uplink, and all costs associated with operating our terrestrial repeater network such as power, maintenance and lease payments. These expenses were $31.0 million in the nine month period ended September 30, 2005 compared to $27.9 million in the nine month period ended September 30, 2004, an increase of $3.1 million. The increase is driven by the increased operating, in-orbit incentives, and satellite insurance costs related to XM-3.

Broadcast & Operations. Broadcast and operations includes broadcast and operations costs associated with the management and maintenance of systems and facilities as well as information technology expense. These expenses were $33.3 million in the nine month period ended September 30, 2005 compared to $19.8 million in the nine month period ended September 30, 2004, an increase of $13.5 million.

Broadcast. Broadcast expenses include costs associated with the management and maintenance of the systems, software, hardware, production and performance studios used in the creation and distribution of XM-original and third party content via satellite broadcast, web and other new distribution platforms. The advertising trafficking (scheduling and insertion) functions are also included. Broadcast expenses were $11.9 million for the nine month period ended September 30, 2005, compared to $7.9 million in the nine month period ended September 30, 2004, an increase of $4.0 million. The increase is primarily due to increased costs associated with enhancements to and maintenance of the broadcast systems infrastructure. Broadcast expenses are expected to increase with new content initiatives.

Operations. Operations, which includes facilities and information technology expense, was $21.4 million in the nine month period ended September 30, 2005, compared with $11.9 million in the nine month period ended September 30, 2004, an increase of $9.5 million. The increase is mainly due to an increase in the general operating costs associated with the corporate facility and infrastructure, which was just expanded.

Programming & Content. Programming & content includes the creative, production and licensing costs associated with our over 150 channels of XM-original and third party content. This includes costs of programming staff and fixed payments for third party content. Programming & content expense was $70.5 million during the nine month period ended September 30, 2005, compared with $23.0 million during the nine month period ended September 30, 2004, an increase of $47.5 million. The increase is due to support of new programming initiatives, including Major League Baseball®, Network LIVE, PGA TOUR® Network, XM Deportivo, and the Take 5 Channel. Programming and content expenses are expected to increase in future periods as a result of programming initiatives. We launched our MLB programming in mid-February 2005. We paid $50 million for the 2005 season and will pay $60 million per season thereafter. Our MLB seasons run for the twelve month period beginning in February each year.

Research & Development. Research & development includes the costs of new product development, chipset design, and engineering. These combined expenses were $21.0 million in the nine month period ended September 30, 2005, compared with $19.6 million in the nine month period ended September 30, 2004, an increase of $1.4 million. The increased costs are primarily associated with new product development on the Roady XT as well as other players that will be available during the first quarter of 2006. For the nine month period ended September 30, 2005, Research & development expense included $3.8 million of costs relating to the development of future telematics applications associated with a related party compared with $7.1 million during the nine month period ended September 30, 2004. Research and development expense is expected to increase as we accelerate the development of future telematics applications and new products, including interoperable radios.

General & Administrative. General & administrative expense was $30.1 million during the nine month period ended September 30, 2005, as compared with $19.7 million during the nine month period ended September 30, 2004, an increase of $10.4 million. The increase in General & administrative expense is primarily due to an increase in professional fees and an increase in payroll and payroll related costs associated with the increase in headcount to support the growth of our business.

Marketing. Marketing includes the costs of Retention & support, Subsidies & distribution, Advertising & marketing, and Amortization of our liability to GM. These combined costs were $291.1 million for the nine month period ended September 30, 2005, compared to $196.4 million in the nine month period ended September 30, 2004, an increase of $94.7 million. Marketing expense increased primarily due to increases in Subsidies & distribution of $43.5 million and Advertising & marketing of $45.0 million.

Retention & Support. Personnel-related expenses comprise the majority of Retention and support in 2005. In the nine month period ended September 30, 2005, these costs were $15.7 million compared to $9.5 million in the nine month period ended September 30, 2004, an increase of $6.2 million. The increase in Retention and support expense is primarily due to an increase in payroll and payroll related costs associated with the increase in headcount to support the growth of our business.

Subsidies & Distribution. We currently provide incentives and subsidies for the manufacture, purchase, installation and activation of XM radios to attract and retain our manufacturing and distribution partners. Our Subsidies & distribution expense totaled approximately $150.9 million during the nine month period ended September 30, 2005, compared with $107.4 million during the nine month period ended September 30, 2004, an increase of $43.5 million. This increase is primarily due to the increase in new activations and GM vehicles equipped with XM radios. Subsidies and distribution expense will increase as the number of XM radios that are manufactured, installed and activated increase; however, we expect that the cost per new subscriber may fluctuate from period to period based on the timing of promotions and contracts.

Advertising & Marketing. Activities comprising these expenses include media, advertising, events and direct marketing programs. Advertising & marketing costs were $96.6 million during the nine month period ended September 30, 2005, compared with $51.6 million during the nine month period ended September 30, 2004, an increase of $45.0 million. The increase is primarily due to our increased retail marketing and media advertising expenses.

Amortization of GM Liability. These costs include the amortization of annual fixed guaranteed payment commitments to GM, aggregating to $439.0 million, under our long-term distribution agreement with the OnStar division of GM providing for the installation of XM radios in GM vehicles. Amortization of the GM liability was $27.9 million for the nine month periods ended September 30, 2005 and 2004.

Depreciation & Amortization. Depreciation & amortization expense was $104.0 million during the nine month period ended September 30, 2005, compared with $115.0 million during the nine month period ended September 30, 2004, a decrease of $11.0 million. The decrease was primarily due to lower depreciation on XM-1 and XM-2 as a result of recording approximately $134 million of insurance proceeds as a reduction to the carrying values of our satellites in August 2004 (See “Liquidity and Capital Resources—Future Operating Liquidity and Capital Resource Requirements” below) offset by increased depreciation related to XM-3 which was placed into service in April 2005.

Interest Income. Interest income was $2.0 million during the nine month period ended September 30, 2005, compared with $0.8 million during the nine month period ended September 30, 2004, an increase of $1.2 million. The increase was primarily attributable to higher average balances of cash and cash equivalents in the nine month period ended September 30, 2005 as well as higher yields on our investments due to market conditions.

Interest Expense. Interest expense was $68.1 million during the nine month period ended September 30, 2005, compared with $65.7 million during the nine month period ended September 30, 2004, an increase of $2.4 million. The increase in Interest expense is primarily due to a $6.6 million decrease in capitalized interest and higher average debt balances for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

Other Income (Expense). Other expense was $2.4 million during the nine month period ended September 30, 2005, compared with other expense of $35.0 million during the nine month period ended September 30, 2004, a decrease of $32.6 million. Other expense for the nine month period ended September 30, 2005 consists primarily of a $2.2 million charge as a result of the September 2005 de-leveraging transaction. Included in the nine month period ended September 30, 2004 were losses of $35.0 million from the retirement of debt.

Provision for Deferred Income Taxes. We recorded a provision for deferred income taxes expense of $1.7 million and $26.7 million during the nine month periods ended September 30, 2005 and 2004, respectively, a decrease of $25.0 million. During the three months ended March 31, 2004, we recorded a deferred tax liability related to indefinite lived assets that are amortized and deducted for tax purposes but are not amortized under generally accepted accounting principles. Beginning in the second quarter of 2004, we have recorded tax expense of $579,000 per quarter related to the amortization of the indefinite lived assets for tax purposes. We will continue to incur tax expense as the indefinite lived assets are amortized for tax purposes over the next 12 years.

Net Loss. Net loss for the nine month period ended September 30, 2005 was $412.5 million, compared with $459.2 million for the nine month period ended September 30, 2004, a decrease of $46.7 million. The decrease primarily reflects the decrease in the provision for deferred income taxes for the nine months ended September 30, 2005 as compared to September 30, 2004, and the recording of $35.0 million in losses from the retirement of debt during the nine months ended September 30, 2004.

EBITDA. Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. EBITDA loss during the nine month period ended September 30, 2005 was $240.6 million, compared with $252.7 million during the nine month period ended September 30, 2004, a decrease of $12.1 million. The decreased loss reflects our revenue growth and margin improvement as well as a decline in the costs to acquire each new subscriber, offset in part by an increase in operating costs as a result of our subscriber growth. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business. Because we have funded and completed the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. EBITDA, which excludes this information, provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

Liquidity and Capital Resources

Overview

We have experienced and expect to continue to experience significant growth in demand for our products and services. This growing demand has required and will continue to require us to invest significant amounts in our business. Since inception through September 30, 2005, Holdings and Inc. have raised proceeds of $3.5 billion, net of offering costs, through equity and debt offerings. We have historically had to fund our operating activities and expect to continue to fund our operating activities until we substantially increase the number of our subscribers. Our business plan is designed to increase subscribers and revenues while reducing or maintaining subscriber acquisition costs. Our ability to become profitable depends upon many factors, some of which are identified below under the heading “Future Operating Liquidity and Capital Resource Requirements.” Our principal sources of liquidity are our cash and cash equivalents as well as cash provided by financing activities. We also have significant outstanding contracts and commercial commitments that need to be paid in cash or through credit facilities over the next several years, including to fund subsidies and distribution costs as well as revenue share arrangements, under which our payments increase as our revenues increase under the terms of those agreements, particularly under our arrangement with General Motors, programming costs, including Major League Baseball®, repayment of long-term debt, lease payments and service payments. Our ability to become profitable also depends upon other factors identified below under the heading “Future Operating Liquidity and Capital Resource Requirements.”

The following table presents a summary of our cash flows and ending cash balances for the nine months ended September 30, 2005 and 2004:

	Nine months ended September 30,
(in thousands)	2005	2004
Cash flows used in operating activities	$(188,790)	$(87,292)
Cash flows used in investing activities	(90,860)	3,650
Cash flows provided by financing activities	114,612	112,729

Net increase in cash and cash equivalents	(165,038)	29,087
Cash and cash equivalents at beginning of period	202,521	90,219

Cash and cash equivalents at end of period	$37,483	$119,306

Operating activities

Operating activities primarily consist of net loss adjusted for certain non-cash items including depreciation, amortization, accretion of interest, changes to deferred revenue, and the effect of changes in working capital.

•	For the nine months ended September 30, 2005, cash used in operating activities was $188.9 million, consisting of a net loss of $412.5 million adjusted for net non-cash expenses of $162.3 million and $61.3 million provided by working capital as well as other operating activities. Included in cash provided by working capital is a $151.1 million increase in deferred revenue, as a result of subscribers signing up for discounted annual and multi-year pre-payment plans, partially offset by an $106.1 million increase in Prepaids and other assets primarily for programming, during the first nine months of 2005.

•	For the nine months ended September 30, 2004, cash used in operating activities was $87.3 million, consisting of a net loss of $459.2 million adjusted for net non-cash expenses of $223.8 million and $148.1 million provided by working capital as well as other operating activities. Included in cash provided by working capital is a $57.3 million increase in deferred revenue and a $72.4 million increase in amounts due to related parties during the first nine months of 2004.

Investing activities

Investing activities primarily consist of capital expenditures and purchases and sales of marketable debt and equity securities.

•	For the nine months ended September 30, 2005, cash used in investing activities was $90.9 million, primarily consisting of $90.8 million in capital expenditures for the construction and launch of XM-3, computer systems infrastructure and broadcast facilities, and the construction of the backup uplink facility during the first nine months of 2005.

•	For the nine months ended September 30, 2004, cash provided by investing activities was $3.7 million, primarily consisting of $133.9 million of the satellite insurance settlement discussed below mostly offset by $130.4 million of capital expenditures.

July 2004 Satellite Insurance Settlement. In July 2004, the Company reached agreement with insurers covering 80 percent of the aggregate sum insured at a settlement equal to 44.5 percent of the proportionate amount covered by each of these insurers, representing a total settlement of $142 million. The total settlement included $133.9 million in cash claim receipts and $8.4 million cash and non-cash adjustments.

Financing activities

Financing activities primarily consist of proceeds from debt and equity financings, issuance of common stock pursuant to stock option exercises, and repayments of debt.

•	For the nine months ended September 30, 2005, cash provided by financing activities was $114.6 million, primarily consisting of gross proceeds of $145.0 million provided as capital contributions from Holdings and reduced by the repayment of $15.0 million to retire a portion of our 12% Senior Secured Notes due 2010.

•	For the nine months ended September 30, 2004, cash provided by financing activities was $112.7 million, primarily consisting of $200 million gross proceeds from the issuance of Floating Rate Notes in April 2004, $188.9 million provided as capital contributions from Holdings, reduced by $271.5 million for the repayment of notes and related party debt.

September 2005 De-leveraging Transaction. In September 2005, we retired $15.0 million of our 12% Senior Secured Notes due 2010. As a result of the note retirement, we incurred a $2.2 million charge in Other income (expense) in our unaudited condensed consolidated statement of operations for the three month period ended September 30, 2005, which was comprised of a redemption premium of $1.8 million and a write-off of unamortized debt issuance costs of $0.4 million.

April 2004 Financing Transaction. On April 20, 2004, we completed an offering of $200 million of Inc.’s Senior Secured Floating Rate Notes due May 1, 2009. Interest on the notes is 7.19% per annum through October 31, 2004 and thereafter is reset quarterly at a rate equal to 550 basis points over LIBOR. The interest on the notes is payable quarterly in cash in arrears on February 1, May 1, August 1 and November 1, commencing on August 1, 2004. No scheduled principal payments are required to be made prior to maturity. The notes, which are Inc.’s senior secured obligations, are secured by substantially all of Inc.’s assets, including the stock of Inc.’s FCC license subsidiary, are guaranteed by the Company and rank equally in right of payment with all of Inc.’s other existing and future senior indebtedness and senior in right of payment to all of Inc.’s existing and future subordinated indebtedness. At any time, Inc. may, at its option, redeem the notes, in whole or in part, at declining redemption prices. The proceeds from this offering were used in part to repay outstanding balances under the Company’s revolving credit facility with GM.

2004 De-leveraging and Debt Repayment Transactions. During the nine month period ended September 30, 2004, we entered into the following de-leveraging transactions:

•	the redemption of $73.3 million carrying amount including accrued interest of our 12% Senior Secured Notes due 2010 for an aggregate redemption price of $81.7 million, which amount included a redemption premium of $8.4 million;

•	the exchange of $47.1 million carrying value including accrued interest, or $59.0 million fully accreted face value at maturity, of our 14% Senior Secured Notes due 2009 for $15.7 million in cash consideration and 1.4 million shares of Holdings Class A common stock; and

•	the conversion of $11.0 million carrying value including accrued interest, or $13.3 million fully accreted face value at maturity, of our 10% Senior Secure Discount Convertible Notes due 2009 into 3.5 million shares of Holdings Class A common stock.

Commitments and Contingencies

We have entered into certain programming and marketing agreements that broaden our content offering and increase our brand awareness. Under these agreements, we are obligated to make payments that total $19.2 million in the remaining three months of 2005, $129.0 million in 2006, $133.9 million in 2007, $129.5 million in 2008, $118.3 million in 2009 and $346.6 million in 2010 and beyond. These payments include fixed payments, advertising commitments and revenue sharing arrangements. The Company has a multi-year agreement with Major League Baseball® to broadcast MLB games live nationwide and those payments are included in the above disclosure of our commitments. We paid $10 million to MLB in October 2004 for the 2006 season, $50 million in March 2005 for the 2005 season, and $25 million in September 2005 for the 2006 season. We will pay an additional $25 million for the 2006 MLB season in March 2006 and $60 million per year thereafter through 2012, with $120 million to be deposited into escrow. MLB has the option to extend the agreement for the 2013, 2014 and 2015 seasons at the same $60 million annual compensation rate. We will also make incentive payments to MLB for XM subscribers obtained through MLB and baseball club verifiable promotional programs. No stock or warrants were included in this agreement.

Under our launch schedule for XM-4, we will incur capital expenditures relating to the launch of XM-4 approximately 12 to 18 months earlier than originally planned, but the amount of capital expenditures on XM-4 itself is not expected to change. Under our existing satellite construction and launch contracts, remaining costs for the construction and launch of XM-4 and the construction of XM-5 are expected to be approximately $12 million in 2005, $177 million in 2006, $80 million in 2007, and $2 million in 2008. These costs exclude financing charges on certain amounts deferred prior to launch, in-orbit performance incentives, launch insurance and the XM-5 launch.

In the ordinary course of business, we enter into unconditional purchase commitments for certain component parts and long-lead items used in the manufacture of XM radios to ensure their availability. As of September 30, 2005, these unconditional purchase commitments totaled $52.4 million. These unconditional purchase commitments consist primarily of standing purchase commitments to component manufacturers and providers that are subsequently canceled upon their receipt of a corresponding purchase order from the equipment manufacturer. Management believes that all purchase commitments outstanding at September 30, 2005 will be canceled early in 2006. Historically, all unconditional purchase commitments entered into by XM have been canceled by the receipt of corresponding purchase orders from equipment manufacturers.

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

In addition, we may seek additional financing to undertake initiatives not contemplated by our current business plan or obtain additional cushion against possible shortfalls. We may pursue a range of different sizes or types of financing as opportunities arise, particularly the sale of additional equity and debt securities. We have and may continue to take advantage of opportunities to reduce our level of indebtedness and preferred stock in exchange for issuing common or other equity securities, if these transactions can be completed on favorable terms. We may also take advantage of market conditions and our larger revenue base to refinance some of our higher rate bonds.

In the event of unfavorable future developments, such as adverse developments in the debt and equity market of the type experienced during much of 2001 and 2002, we may not be able to raise additional funds on favorable terms or at all. Our ability to obtain additional financing depends on several factors, including future market conditions; our success or lack of success in developing, implementing and marketing our satellite audio service; our future creditworthiness; and restrictions contained in agreements with our investors or lenders. Additional financing activities could increase our level of indebtedness or result in further dilution to our equity holders. If we fail to obtain necessary financing on a timely basis, a number of adverse effects could occur, or we may have to revise our business plan.

Satellite System. See Note 6 (a) and (b) to the unaudited condensed consolidated financial statements for a discussion of our DARS License and Satellite System.

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

We are a party to a long-term distribution agreement with OnStar Corporation, a subsidiary of General Motors that provides for the installation of XM radios in General Motors vehicles, as further described in Note 6 to the unaudited condensed consolidated financial statements. We have an agreement with OnStar to make available use of our bandwidth. We have arrangements with American Honda relating to the promotion of the XM Service to new car buyers, the use of bandwidth on the XM System and the development of telematics services and technologies. As of September 30, 2005, we are engaged in activities with GM and Honda to jointly promote new car buyers to subscribe to the XM service. At September 30, 2005, there were 624,580 subscribers in promotional periods (typically ranging from three months to one year in duration) paid for by the vehicle manufacturers. These subscriptions are included in our quarter-end subscriber total. Subscriber revenues received from GM and Honda for these programs are recorded as related party revenue. GM is one of our shareholders and Chester A. Huber, Jr., the president of OnStar, is a member of our board of directors. John W. Mendel, a member of our board of directors, is Senior Vice President, automobile operations of American Honda Motor Co., Inc.

In connection with the development of our terrestrial repeater network, we were a party to a contract with Hughes Electronics Corporation. DIRECTV® has provided consulting services in connection with the development of our customer care center and billing operations. Hughes Electronics was one of our largest shareholders until January 2004 and was a subsidiary of GM until December 2003. Jack Shaw, a member of our board of directors, was Chief Executive Officer of Hughes Electronics Corporation until December 2003. DIRECTV®, a subsidiary of Hughes Electronics, was a holder of our Series C preferred stock until January 2003. Hughes Electronics Corporation and DIRECTV® ceased to be a related party during the three month period ended March 31, 2004.

As part of Clear Channel Communications’ investment in XM in 1998, the companies entered into agreements which provided for certain programming and director designation arrangements as long as Clear Channel retained the full amount of its original investment in XM. In June of 2003, Clear Channel entered into a forward sale derivative hedging contract relating to its shares of XM Class A common stock. During the third quarter of 2005, Clear Channel and XM arbitrated the impact, if any, of the hedging activity on the Operational Assistance Agreement and the Director Designation Agreement, and certain related matters. The Arbitration Panel preliminarily decided that the Operational Assistance Agreement remains in effect, including Clear Channel’s right to receive a revenue share of commercial advertising on programming it provides to XM, but declined to enforce the Director Designation Agreement. The parties have agreed to abide by the panel’s preliminary decision, to include commercial advertising and share advertising revenue on all Clear Channel provided programming starting in March 2006, and on the amount of compensation to Clear Channel ($2 million, of which approximately $0.7 million was accrued for in a prior period and the remaining $1.3 million was recorded as an expense in our statement of operations in the current period) for the period commercials were not included on some of the channels it programs.

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

We had the following related party balances at September 30, 2005 and December 31, 2004:

	Due from		Prepaid expense		Due to
(in thousands)	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004
GM	$7,678	$3,708	$61,088	$57,061	$99,338	$66,106
Honda	4,504	1,659	6,340	—	1,440	415

	$12,182	$5,367	$67,428	$57,061	$100,778	$66,521

We earned the following revenue in connection with the sale of XM service to related parties described above:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2005	2004	2005	2004
GM	$9,312	$5,315	$20,923	$14,661
Honda	3,118	1,895	7,719	5,091

	$12,430	$7,210	$28,642	$19,752

We have incurred the following costs in transactions with the related parties described above:

	Three months ended September 30, 2005		Three months ended September 30, 2004
(in thousands)	GM	Honda	GM	Honda	Hughes (1)
Terrestrial repeater network	$—	$—	$—	$—	51
Research & development	—	1,250	—	2,500	—
Customer care & billing operations	63	—	73	—	—
Marketing	55,068	525	38,653	400	—

	$55,131	$1,775	$38,726	$2,900	$51

	Nine months ended September 30, 2005		Nine months ended September 30, 2004
(in thousands)	GM	Honda	GM	Honda	Hughes (1)	Clear Channel (2)
Terrestrial repeater network	$—	$—	$—	$—	$258	$—
Terrestrial repeater site leases	—	—	—	—	—	31
Research & development	—	3,750	—	7,079	—	—
Customer care & billing operations	174	—	300	—	—	—
Marketing	151,235	1,385	120,545	1,065	—	3,031

	$151,409	$5,135	$120,845	$8,144	$258	$3,062

(1)	Amounts reflect the activity for the period which Hughes was considered to be a related party. Hughes ceased to be a related party during the first quarter of 2004.
(2)	Amounts reflect the activity for the period which Clear Channel was considered to be a related party. Clear Channel ceased to be a related party during the second quarter of 2004.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R. SFAS 123R requires recognition of compensation expense for stock options granted to employees. The expense is equal to the grant-date fair value of the options granted, and the expense is recorded over the vesting period. XM’s Employee Stock Purchase Plan (“ESPP”) is also considered compensatory under the new standard, because we offer a discount greater than 5 percent and a look-back option. We are in the process of evaluating whether we should make modifications to our ESPP. This change in accounting is not expected to materially impact our financial position. However, because we currently account for share-based payments to our employees using the intrinsic value method, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. Had we applied the fair-value criteria established by SFAS No. 123R to previous stock option grants, the impact to our results of operations would have approximated the impact of applying SFAS No. 123, which was an increase to net loss of $9.4 million and $8.5 million for the three months ended September 30, 2005 and 2004, respectively, and $27.5 million and $24.1 million for the nine months ended September 30, 2005 and 2004, respectively. XM is required to adopt SFAS 123R in the first quarter of 2006. Compensation expense will need to be recorded for new option awards and for the remaining vesting period of existing option grants. The amount of compensation expense that we record after adoption of SFAS 123R in 2006 and beyond will depend on the amount and timing of option activity.

Risk Factors

Investing in our securities involves risk. Potential investors are urged to read and consider these risk factors relating to an investment in XM Satellite Radio Inc. Before making an investment decision, you should carefully consider these risks. The risks and uncertainties we have described are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also affect our business operations. We also may disclose additional risks in subsequent annual and quarterly reports and other periodic filings with the SEC.

You could lose money on your investment because we are in the early stages of generating revenues.

Unless we generate significant revenues, we may not be able to operate our business and service our indebtedness and you could lose money on your investment. Our ability to generate revenues and ultimately to become profitable will depend upon several factors, including:

•	whether we can attract and retain enough subscribers to XM Radio;

•	our ability to maintain the costs of obtaining and retaining subscribers and programming;

•	whether we compete successfully; and

•	whether our XM Radio system continues to operate at an acceptable level.

Our cumulative expenditures and losses have been significant and are expected to grow.

As of September 30, 2005, we had incurred capital expenditures of $1.2 billion and cumulative net losses approximating $2.5 billion from our inception through September 30, 2005. We expect our cumulative net losses and negative cash flow to grow as we make payments under our various distribution and programming contracts, incur marketing and subscriber acquisition costs and make interest payments on our outstanding indebtedness. If we are unable ultimately to generate sufficient revenues to become profitable and have positive cash flow, you could lose money on your investment.

Demand for our service may be insufficient for us to become profitable.

Because we offer a relatively new service, we cannot estimate with any certainty whether consumer demand for our service will be sufficient for us to continue to increase the number of subscribers at projected rates or the degree to which we will meet that demand. Among other things, continuing and increased consumer acceptance of XM Radio will depend upon:

•	whether we obtain, produce and market high quality programming consistent with consumers’ tastes;

•	the willingness of consumers, on a mass-market basis, to pay subscription fees to obtain radio service;

•	the cost and availability of XM radios; and

•	the marketing and pricing strategies that we employ and that are employed by our competitors.

If demand for our service does not continue and increase as expected, we may not be able to generate enough revenues to generate positive cash flow or become profitable.

Our inability to retain customers, including those who purchase or lease vehicles that include a subscription to our service, could adversely affect our financial performance.

•	We cannot predict how successful we will be at retaining customers who purchase or lease vehicles that include a subscription to our service as part of the promotion of our product. Over the past several quarters we have retained approximately 56 to 60 percent of the customers who receive a promotional subscription as part of the purchase or lease of a new vehicle, but that percentage does vary over time and the amount of data on the percentage is limited. We do not know if the percentage will change as the number of customers with promotional subscriptions increases.

•	We experience subscriber turnover, or churn, with respect to our customers as well. Because we have been in commercial operations for a relatively short period of time, we cannot predict the amount of churn we will experience over the longer term.

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

We have significant payment obligations under our long-term distribution agreement with General Motors for the installation of XM radios in General Motors vehicles and the distribution of our service to the exclusion of other satellite radio services. These payment obligations, which could total several hundred million dollars over the life of the contract, may prevent us from becoming profitable. A significant portion of these payments are fixed in amount, and we must pay these amounts even if General Motors does not continue to meet or exceed performance targets in the contract. Although this agreement is subject to renegotiation in certain limited circumstances, we cannot predict the outcome of any such renegotiation. We also have significant payment obligations under other agreements, including $50 million for 2005 and $60 million per year thereafter under our agreement with Major League Baseball® (MLB) to become the Official Satellite Radio Network of Major League Baseball®. Other agreements that we enter into with third-party suppliers of programming or involving program royalties could involve substantial costs to us. These payment obligations could significantly delay our becoming profitable.

We need to obtain rights to programming, which are expensive and could be more costly than anticipated.

Third-party content is an important part of the marketing of the XM Radio service and obtaining third-party content can be expensive. We have a multi-year agreement with Major League Baseball® (MLB) to broadcast MLB games live nationwide, and to become the Official Satellite Radio provider of Major League Baseball®, for which we have paid or will pay $50 million for 2005 and $60 million per year thereafter through 2012, with $120 million to be deposited into escrow. We have many other agreements and must negotiate new agreements with third-party suppliers of programming. Such programming is expensive, and may be more expensive in the future, given the growth of the satellite radio industry and amounts paid for other programming. Changes in the cost of certain programming or other factors may cause changes to our channel line-up in the future. Our ability to obtain necessary third-party content at a reasonable cost and re-negotiate programming agreements successfully will impact our financial performance and results of operations.

We must maintain and pay license fees for music rights, and we may have disputes with copyright holders.

We must maintain music programming royalty arrangements with and pay license fees to Broadcast Music, Inc. (BMI), the American Society of Composers, Authors and Publishers (ASCAP) and SESAC, Inc. These organizations represent copyright users, collect royalties and distribute them to songwriters and music publishers. We have agreements which establish the license fee amounts payable to those entities. Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, we also have to negotiate royalty arrangements with the copyright owners of the sound recordings, or if negotiation is unsuccessful, have the royalty rate established by a copyright royalty board. We have an agreement with the Recording Industry Association of America (RIAA), through its division, SoundExchange, establishing royalty payment arrangements for these performance rights through 2006.

Some organizations representing copyright holders have publicly stated their concerns regarding new features in certain portable devices, including devices that combine XM radio and MP3 functionality and allow subscribers to listen to XM radio programming after the initial broadcast. We believe these new XM radios, which have various functionalities currently available to consumers, comply with applicable copyright law. However, we cannot assure you that royalty fees will remain at current levels or that arbitration or litigation will not arise in connection with royalty arrangements or new devices, and we cannot predict what the costs to our company of a proceeding or a settlement of such a dispute or disputes might be.

Failure to timely replace our existing satellites could damage our business.

We have been disclosing since the third quarter of 2001 a progressive degradation problem with the solar array output power of Boeing 702 class satellites, including both XM-1 and XM-2. Based on the consistency of the degradation trends and continuing analyses by BSS and us, our management adjusted the estimated useful lives of our in-orbit satellites, with effect from September 2002, to the period running through first quarter 2008 (approximately 6.75 years from launch). We and the manufacturer are continuing to watch the progression of the situation, including data from a satellite that has been in orbit longer than either of our two satellites by approximately 15 and 17 months, respectively. With this advance visibility of performance levels, we launched our XM-3 satellite in February 2005. XM-3 was placed into one of our orbital slots and beginning in April 2005 is being used to transmit the XM service. XM-1 was collocated with XM-2 in the other orbital slot (which allows partial use of XM-1 and XM-2 through the first quarter of 2008). With this plan, the ongoing construction of an additional satellite (XM-4) and contractual arrangements in place to provide XM-4 launch services, we believe we will be able to launch XM-4 prior to the time the solar array power problem might cause the broadcast signal strength to fall below minimum acceptable levels. We have entered into a contract to construct a spare satellite (XM-5) to be completed by the end of 2007 for use as a ground spare or to be available for launch in the event there is a launch or early operations failure of XM-4. However, we cannot assure you that such actions will allow us to maintain adequate broadcast signal strength, particularly in the event of a launch or operational failure of either XM-4 or XM-5. If either XM-1, XM-2, or XM-3 were to fail or suffer unanticipated additional performance degradation prematurely, or if there was a launch or operational failure of either XM-4 or XM-5, it likely would affect the quality of our service, and might interrupt the continuation of our service and harm our business. This harm would continue until we successfully launched and operated one or more additional satellites.

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

Insurance proceeds may not fully cover our losses. For example, our insurance does not cover the full cost of constructing, launching and insuring two new satellites, nor will it cover and we do not have protection against business interruption, loss of business or similar losses. Also, our insurance contains customary exclusions, salvage value provisions, material change and other conditions that could limit our recovery. Further, any insurance proceeds may not be received on a timely basis in order to launch a spare satellite or construct and launch a replacement satellite or take other remedial measures. In addition, some of our policies are subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. If we experience a loss that is uninsured or that exceeds policy limits, this may impair our ability to make timely payments on our outstanding notes and other financial obligations.

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

Sirius has announced that it had over 2.17 million subscribers as of September 30, 2005, including over 300,000 new subscribers in the three months then ended. Sirius broadcasts over 120 channels of programming and offers certain programming that we do not offer such as regular season National Football League games. Sirius has announced that beginning in 2006 the Howard Stern nationwide radio show will air exclusively on Sirius. Sirius radio service is offered as a dealer- and/or factory-installed option on a number of vehicle model brands, including certain ones that do not offer XM. Sirius has announced a number of new competitive product offerings. Sirius also has a Canadian joint venture partner that will compete with our Canadian business partner in providing satellite radio service in Canada.

Unlike XM Radio, traditional AM/FM radio already has a well-established and dominant market presence for its services and generally offers free broadcast reception supported by commercial advertising, rather than by a subscription fee. Also, many radio stations offer information programming of a local nature, such as news and sports reports, which XM Radio is not expected to offer as effectively as local radio, or at all. To the extent that consumers place a high value on these features of traditional AM/FM radio, we are at a competitive disadvantage to the dominant providers of audio entertainment services. Some radio stations have begun reducing the number of commercials per hour, expanding the range of music played on the air and experimenting with new formats in order to compete more directly with satellite radio. Several major radio companies, including Clear Channel Communications, Infinity Broadcasting and Entercom Communications, recently banded together to launch an advertising campaign designed to assert that traditional AM/FM radio, like satellite radio, is innovative and features new artists.

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

Internet radio broadcasts have no geographic limitations and can provide listeners with radio programming from around the country and the world. According to an Arbitron study, approximately 20 million Americans listened to internet radio each week in January 2005. We expect that improvements from higher bandwidths, faster modems and wider programming selection will make Internet radio increasingly competitive, in particular with our XM internet service.

The Apple iPod®, a portable digital music player that stores up to 10,000 songs, allows users to download and purchase music through Apple’s iTunes® Music Store, which, in addition to offering over two million songs and 11,000 audio books, has sold more than one million videos since it began offering them on October 12, 2005. Apple has disclosed that it shipped over 6.4 million iPods® during its most recently concluded fiscal quarter. The iPod® is also compatible with certain car stereos and various home speaker systems. Our XM2go portable satellite radio player, along with our recently announced digital audio players and XM + Napster online service will compete with the iPod® and other downloading technology and devices.

Our business could be adversely affected by the performance of our business partners.

Our business depends in part on actions of third parties, including:

•	the sale of new vehicles with factory installed XM Radios;

•	the development and manufacture of XM radios and other XM-compatible devices; and

•	the availability of XM radios for sale to the public by consumer electronics retailers.

The sale of vehicles with XM Radios is an important source of subscribers for us. To the extent sales of vehicles by our distribution partners slow, our subscriber growth could be adversely impacted. We do not manufacture satellite radios or accessories, and we depend on manufacturers and others for the production of these radios and their component parts. If one or more manufacturers raises the price of the radios or does not produce radios in a sufficient quantity to meet demand, or if such radios were not to perform as advertised or were to be defective, sales of our service and our reputation could be adversely affected. Our business or reputation also could be harmed in the event our retailing partners were to fail to make XM radios available to the public in sufficient quantities, in a timely manner or at attractive prices.

One of our major business partners is experiencing financial difficulties.

On October 8, 2005, Delphi and 38 of its domestic U.S. subsidiaries, which we refer to collectively as Delphi, filed voluntary petitions for business reorganization under Chapter 11 of the U.S. Bankruptcy Code. Delphi manufactures, in factories outside the United States, XM radios for installation in various brands of GM vehicles. Delphi also distributes to consumer electronics retailers various models of XM radios manufactured abroad. According to public statements, Delphi has secured debtor-in-possession financing and a protection package for its $2.5 billion pre-petition secured revolver and term loan facilities. Delphi has also stated that its overall liquidity (including funds on hand outside the United States that Delphi does not plan to repatriate to fund U.S. operations) will support its global operations outside the U.S. and help assure the continued adequacy of working capital throughout Delphi’s global business units. Delphi has stated that its plants should continue normal operations and GM has stated that Delphi expects no disruption in its ability to supply GM with the systems, components and parts GM needs. Delphi has advised us that it expects no disruption in the continued supply of XM radios. However, we cannot estimate with any reasonable assurance the impact, if any, on XM or GM that may ultimately result from Delphi’s petition for reorganization under Chapter 11.

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

We are still spending substantial funds on advertising and marketing and in transactions with car and radio manufacturers and other parties to obtain or as part of the expense of attracting new subscribers. Our ability to achieve cash flow breakeven within the expected timeframe depends on our ability to continue to maintain or lower these costs. If the costs of attracting new subscribers or incentivizing other parties are greater than expected through higher per-unit costs or higher than anticipated subscriber growth volume, our financial performance and results of operations could be adversely affected.

Our substantial indebtedness could adversely affect our financial health, which could reduce the value of our securities.

As of September 30, 2005, the total accreted value of our indebtedness was $747 million ($653 million carrying value). The carrying amount has continued to increase during 2005 as our indebtedness accretes, and we may issue more debt securities if we believe we can raise money on favorable terms. Most of our indebtedness will mature in 2009 and 2010. However, our substantial indebtedness could have important consequences to you. For example, it could:

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

The holders of Holdings’ Series C preferred stock and convertible notes issued in January 2003 have consent rights that may prevent Holdings from engaging in transactions otherwise beneficial to holders of its securities.

Under the terms of Holdings’ Series C preferred stock, the consent of holders of at least 60% of the Series C preferred stock is required before Holdings can take certain actions, including issuances of additional equity securities and the incurrence of indebtedness under which Holdings must meet financial covenants to avoid default. These requirements could hamper Holdings’ ability to raise additional funds. The consent of holders of at least 60% of the Series C preferred stock is also required for transactions with affiliates, other than on an arm’s-length basis, and for any merger or sale of Holdings’ assets. The approval for a merger could make it difficult for a third party to acquire Holdings and thus could depress its stock price. Holders of Holdings’ and our 10% senior secured discount convertible notes issued in January 2003 have similar consent rights until the principal amount of the outstanding notes represents less than 50% of the amount originally issued, and we do not have the right to prepay or redeem these notes. Without the consent of greater than 50% of the notes held by the convertible notes investors, we and Holdings cannot take certain actions, including the:

•	issuance of Class A common stock in an amount that increases the amount outstanding on a fully diluted basis by 20% or more;

•	incurrence of indebtedness with financial or operational covenants;

•	entrance into certain transactions with affiliates; or

•	merger or sale of all or substantially all of our assets.

We cannot assure you that these rights will be exercised in a manner consistent with your best interests.

Future issuances of Holdings’ Class A common stock could lower Holdings’ stock price and impair Holdings’ ability to raise funds in new stock offerings.

Holdings has issued and outstanding securities exercisable for or convertible into a significant number of shares of its Class A common stock, some of which accrue interest, which is convertible into Class A common stock, or give Holdings the option to make interest or other payments in Class A common stock or securities convertible into Class A common stock. The conversion or exercise of these existing securities could lead to a significant increase in the amount of Class A common stock outstanding. As of September 30, 2005, Holdings had outstanding approximately 222 million shares of Class A common stock. On a pro forma basis as of September 30, 2005, if Holdings issued all shares issuable upon conversion or exercise of outstanding securities, Holdings would have had approximately [340] million shares of Class A common stock outstanding on that date. Issuances of a large number of shares could adversely affect the market price of Holdings’ Class A common stock. Most of the shares of Holdings’ Class A common stock that are not already publicly-traded, including those held by affiliates, have been registered by Holdings for resale into the public market. The sale into the public market of a large number of privately-issued shares also could adversely affect the market price of Holdings’ Class A common stock and could impair Holdings’ ability to raise funds in additional stock offerings.

It may be hard for a third party to acquire Holdings, and this could depress its stock price.

Holdings is a Delaware company with unissued preferred stock, the terms of which can be set by its board of directors. Holdings’ shareholder rights plan could make it difficult for a third party to acquire Holdings, even if doing so would benefit Holdings’ securityholders. The rights issued under the plan have certain anti-takeover effects. The rights will cause substantial dilution to a person or group that attempts to acquire Holdings in a manner or on terms not approved by its board of directors. The rights should not deter any prospective offeror willing to negotiate in good faith with Holdings’ board of directors. Nor should the rights interfere with any merger or other business combination approved by Holdings’ board of directors. However, anti-takeover provisions in Delaware law and the shareholder rights plan could depress Holdings’ stock price and may result in entrenchment of existing management, regardless of their performance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2005, we do not have any derivative financial instruments. We do not hold or issue any free-standing derivatives. We invest our cash in short-term commercial paper, investment-grade corporate and government obligations and money market funds. We have existing obligations related to our long-term debt agreements. As of September 30, 2005, we did not have significant cash flow exposure to changing interest rates on our long-term debt because the interest rates of the majority of those securities are fixed. However, the estimated fair value of the fixed-rate debt is subject to market risk. As of September 30, 2005, we had approximately $453.5 million in fixed-rate debt, which is approximately 69 percent of total debt. We run the risk that market rates will decline and the required payments will exceed those based on current market rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.

Presented below is an analysis of our financial instruments as of September 30, 2005 that are sensitive to changes in interest rates. The tables demonstrate the change in market value of the instruments calculated for an instantaneous parallel shift in interest rates, plus or minus 50 basis points (“bp”), 100 bp and 150 bp. With respect to our fixed-rate debt, the sensitivity table below illustrates “market values,” or the price at which the debt would trade should interest rates fall or rise in the range indicated, assuming similar terms and similar assessment of risk by our lenders. Market values are determined using quoted market prices or market rates on comparable instruments as of September 30, 2005.

(in millions)	Interest-rate sensitivity at September 30, 2005
	Estimated market value			Fair value	Estimated market value
	-150 bp	-100 bp	-50 bp		+50 bp	+100 bp	+150 bp
14% senior secured notes due 2010	$25.7	$25.3	$24.9	$24.4	$24.0	$23.6	$23.3
14% senior secured discount notes due 2009	187.4	184.1	180.8	177.7	174.6	171.6	168.6
12% senior secured notes due 2010	121.6	119.3	117.0	114.8	112.6	110.5	108.4

This sensitivity analysis provides only a limited, point-in-time view of the market risk sensitivity of certain of our financial instruments. The actual impact of market interest rate changes on our financial instruments may differ significantly from the impact shown in the sensitivity analysis. The 10% senior secured discount convertible notes due 2009, with an estimated fair value of approximately $2.6 billion at September 30, 2005 are not included in the above analysis as the fair value of the notes is not significantly exposed to interest rate changes. The holders of the notes may convert their notes into Class A common stock at a conversion price of $3.18 per share at any time prior to maturity. Due to the conversion feature of the instrument, coupled with the current price of our Class A common stock, the fair value of the notes is linked largely to the price of Class A common stock. Included in our fixed-rate debt are $13.4 million of capital leases and notes payable that are not included in the analysis as the carrying amounts approximate fair value because of their short maturity.

As of September 30, 2005 and December 31, 2004, we had $200 million of variable-rate debt. A change of one percentage point in the interest rate applicable to the $200 million of variable-rate debt at September 30, 2005 would result in a fluctuation of approximately $2 million in our annual interest expense. We believe that our exposure to interest rate risk is not material to our results of operations.

Item 4. Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective. During the three-month period ended September 30, 2005, no changes were made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description
3.1^	Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc.

3.2	Amended and Restated Bylaws of XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 12, 2003).

3.3	Restated Certificate of Incorporation of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

3.4	Amended and Restated Bylaws of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

3.5	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Amendment No. 1 to XM’s Registration Statement on Form S-3, File No. 333-89132).

3.6	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Annual Report on Form 10-K, filed with the SEC on March 31, 2003).

4.1	Form of Certificate for XM’s Class A common stock (incorporated by reference to Exhibit 3 to XM’s Registration Statement on Form 8-A, filed with the SEC on September 23, 1999).

4.2	Form of Certificate for XM’s 8.25% Series B Convertible Redeemable Preferred Stock (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-93529).

4.3	Certificate of Designation Establishing the Voting Powers, Designations, Preferences, Limitations, Restrictions and Relative Rights of XM’s 8.25% Series B Convertible Redeemable Preferred Stock due 2012 (incorporated by reference to XM’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the SEC on March 16, 2000).

4.4	Warrant Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. as Issuer and United States Trust Company of New York as Warrant Agent (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.5	Warrant Registration Rights Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. and Bear, Stearns & Co., Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and Lehman Brothers Inc. (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.6	Form of Warrant (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.7	Certificate of Designation Establishing the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of the 8.25% Series C Convertible Redeemable Preferred Stock due 2012 (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.8	Form of Certificate for XM’s 8.25% Series C Convertible Redeemable Preferred Stock (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.9	Indenture, dated as of March 15, 2000, between XM Satellite Radio Inc. and United States Trust Company of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

4.10	Form of 14% Senior Secured Note of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

4.11	Rights Agreement, dated as of August 2, 2002, between XM and Equiserve Trust Company as Rights Agent (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on August 2, 2002).

4.12	Supplemental Indenture, dated as of November 15, 2001, by and between XM Satellite Radio Inc. and The Bank of New York (successor to United States Trust Company of New York) (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on December 6, 2001).

4.13	Indenture, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

Exhibit No.	Description
4.14	Security Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, and The Bank of New York (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.15	Amended and Restated Security Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and The Bank of New York (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.16	Intercreditor and Collateral Agency Agreement (General Security Agreement), dated as of January 28, 2003, by and among the Noteholders named therein, The Bank of New York, as trustee, General Motors Corporation, OnStar Corporation and The Bank of New York, as collateral agent (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.17	Intercreditor and Collateral Agency Agreement (FCC License Subsidiary Pledge Agreement), dated as of January 28, 2003, by and among the Noteholders named therein, The Bank of New York, as trustee, General Motors Corporation, OnStar Corporation and The Bank of New York, as collateral agent (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.18	Warrant Agreement, dated as of January 28, 2003, between XM Satellite Radio Holdings Inc. and The Bank of New York (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.19	Amended and Restated Amendment No. 1 to Rights Agreement, dated as of January 22, 2003, by and among XM Satellite Radio Holdings Inc. and Equiserve Trust Company, N.A. (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.20	Form of 10% Senior Secured Discount Convertible Note due 2009 (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.21	Global 14% Senior Secured Discount Note due 2009 (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.22	Global Common Stock Purchase Warrant (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.23	Second Supplemental Indenture, dated as of December 23, 2002, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 15, 2003).

Exhibit No.	Description
4.24	Third Supplemental Indenture, dated January 27, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.25	Indenture, dated as of June 17, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and The Bank of New York, as trustee (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.26	Form of 12% Senior Secured Note due 2010 (incorporated by reference to Exhibit A to Exhibit 4.27 hereof).

4.27	First Supplemental Indenture, dated as of June 12, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.28	First Amendment to Security Agreement, dated as of June 12, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.29	Warrant to purchase XM Satellite Radio Holdings Inc. Class A Common Stock, dated July 31, 2003, issued to Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on August 14, 2003).

4.30	Amendment No. 2 to Rights Agreement between XM Satellite Radio Holdings Inc. and Equiserve Trust Company, N.A. (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on April 21, 2004).

4.31	Indenture, dated as of April 20, 2004, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and The Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on April 23, 2004).

4.32	Form of Senior Secured Floating Rate Note due 2009 (incorporated by reference to Exhibit A to Exhibit 4.31 hereof).

4.33	Indenture, dated as of November 23, 2004, between XM Satellite Radio Holdings Inc. and the Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on November 23, 2004).

4.34	Registration Rights Agreement, dated as of November 23, 2004, between XM Satellite Radio Holdings Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on November 23, 2004).

4.35	Form of 1.75% Senior Convertible Note Due 2009 (incorporated by reference to XM’s Current Report on Form 8-K, filed with the SEC on November 23, 2004).

10.1*	Third Amended and Restated Shareholders and Noteholders Agreement, dated as of June 16, 2003, by and among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on August 14, 2003).

10.2	Second Amended and Restated Registration Rights Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Holdings Inc. and certain shareholders and note holders named therein (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.3^*	Technology Licensing Agreement by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999.

10.4*	Second Amended and Restated Distribution Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and OnStar Corporation, a division of General Motors Corporation (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.5^	Form of Indemnification Agreement between XM Satellite Radio Holdings Inc. and each of its directors and executive officers.

10.6	1998 Shares Award Plan (incorporated by reference to XM’s Registration Statement on Form S-8, File No. 333-106827).

Exhibit No.	Description
10.7^	Form of Employee Non-Qualified Stock Option Agreement.

10.8	Employee Stock Purchase Plan (incorporated by reference to XM’s Registration Statement on Form S-8, File No. 333-106827).

10.9^	Non-Qualified Stock Option Agreement between Gary Parsons and XM Satellite Radio Holdings Inc., dated July 16, 1999.

10.10^	Non-Qualified Stock Option Agreement between Hugh Panero and XM Satellite Radio Holdings Inc., dated July 1, 1998, as amended.

10.11^	Form of Director Non-Qualified Stock Option Agreement.

10.12*	Joint Development Agreement, dated February 16, 2000, between XM Satellite Radio Inc. and Sirius Satellite Radio Inc. (incorporated by reference to XM’s quarterly report on Form 10-Q for the quarter ended March 31, 2000, filed with the SEC on May 12, 2000).

10.13	XM Satellite Radio Holdings Inc. Talent Option Plan (incorporated by reference to XM’s Registration Statement on Form S-8, File No. 333-65022).

10.14	Assignment and Novation Agreement, dated as of December 5, 2001, between Holdings, XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on December 6, 2001).

10.15*	Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Amendment No. 1 to XM’s Registration Statement on Form S-3, File No. 333-89132).

10.16*	Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated as of December 5, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Holdings’ Current Report on Form 8-K filed with the SEC on December 6, 2001).

10.17	Amended and Restated Note Purchase Agreement, dated as of June 16, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, filed with the SEC on August 14, 2003).

10.18	Amendment No. 1 to Note Purchase Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.19	Amended and Restated Director Designation Agreement, dated as of February 1, 2003, by and among XM Satellite Radio Holdings Inc. and the shareholders and note holders named therein (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003).

10.20	GM/DIRECTV Director Designation Agreement, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc., General Motors Corporation and DIRECTV Enterprises LLC (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.21	Amended and Restated Assignment and Use Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and XM Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.22	Credit Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., as a borrower, and XM Satellite Radio Holdings Inc., as a borrower, and General Motors Corporation, as lender (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.23	Employment Agreement, dated as of June 21, 2002, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Joseph J. Euteneuer (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on August 14, 2002).

10.24	Form of 2003 Executive Stock Option Agreement (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed with the SEC on May 15, 2003).

Exhibit No.	Description
10.25*	Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on August 14, 2003).

10.26*	July 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on August 14, 2003).

10.27*	Contract for Launch Services, dated August 5, 2003, between Sea Launch Limited Partnership and XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on August 14, 2003).

10.28	Amendment No. 1 to Amended and Restated Director Designation Agreement, dated as of September 9, 2003, by and among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to XM’s Quarterly Report in Form 10-Q for the quarter ended September 30, 2003 filed with the SEC on November 12, 2003).

10.29	December 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004).

10.30	First Amendment to Credit Agreement, dated January 13, 2004, by and between XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and General Motors Corporation (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004).

10.31	First Amendment to Second Amended and Restated Distribution Agreement, dated as of January 13, 2004, by and among OnStar Corporation, XM Satellite Radio Holdings Inc., and XM Satellite Radio Inc. (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004).

10.32	Form of Amendment to Third Amended and Restated Shareholders and Noteholders Agreement, dated as of January 13, 2004, by and among XM Satellite Radio Holdings Inc. and the parties thereto (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004).

10.33	Form of Amended and Restated Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing, from XM 1500 Eckington LLC to Elisabeth Zajic for the benefit of Merrill Lynch Mortgage Lending, Inc., dated as of August 9, 2004 (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.34	Form of Amended and Restated Secured Promissory Note, made as of August 9, 2004, by XM 1500 Eckington LLC in favor of Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.35	Form of Indemnity and Guaranty Agreement, made as of August 9, 2004, by XM Satellite Radio Holdings Inc. in favor of Merrill Lynch Mortgage Lending, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.36	Form of Employment Agreement, dated as of August 6, 2004, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Gary Parsons (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.37	Form of Employment Agreement, dated as of August 6, 2004, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Hugh Panero (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.38	Form of 2004 Non-Qualified Stock Option Agreement (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004).

10.39	Form of Restricted Stock Agreement for executive officers (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 5, 2005).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

Exhibit No.	Description
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

^	Incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-83619.
*	Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XM SATELLITE RADIO INC.
(Registrant)

November 7, 2005	By:	/s/ HUGH PANERO
Hugh Panero,
President and Chief Executive Officer (principal executive officer)

XM SATELLITE RADIO INC.
(Registrant)

November 7, 2005	By:	/s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer
Executive Vice President and Chief Financial Officer (principal financial and accounting officer)