Form 10-K
period 2006-12-31
XM SATELLITE RADIO INC; XM SATELLITE RADIO HOLDINGS INC
filed 2007-03-01
CIK 1116317, 1091530

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

Commission File Number	Exact name of Registrant As Specified in its Charter	I.R.S. Employer Identification Number
000-27441	XM SATELLITE RADIO HOLDINGS INC.	54-1878819
333-39178	XM SATELLITE RADIO INC.	52-1805102

DELAWARE

(State or other jurisdiction of incorporation or organization of both registrants)

1500 ECKINGTON PLACE, NE

WASHINGTON, DC 20002-2194

(Address of principal executive offices) (Zip code)

202-380-4000

(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $.01 par value

Securities registered pursuant to Section 12(g) of the Act:

Not Applicable

(Title of Classes)

Indicate by check mark if each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  ☒    No  ☐

Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes  ☒    No  ☐

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

XM Satellite Radio Holdings Inc.	Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐
XM Satellite Radio Inc.	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether each registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of XM Satellite Radio Holdings Inc., based upon the closing price of its Class A common stock as of June 30, 2006, is $3,929,035,815.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of January 31, 2007)
XM SATELLITE RADIO HOLDINGS INC. CLASS A COMMON STOCK, $0.01 PAR VALUE	305,813,114 SHARES
XM SATELLITE RADIO INC. COMMON STOCK, $0.10 PAR VALUE (all shares are issued to XM Satellite Radio Holdings Inc.)	125 SHARES

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Annual Meeting of Stockholders of XM Satellite Radio Holdings Inc. to be held on May 25, 2007, to be filed within 120 days after the end of XM Satellite Radio Holdings Inc.’s fiscal year, are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: This Form 10-K contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Without limitation, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to growth, expected levels of expenditures and statements expressing general optimism about future operating results — are forward-looking statements. Similarly, statements that describe the Company’s business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. All such forward-looking statements including those presented elsewhere by our management from time to time are subject to certain risks and uncertainties that could cause actual results to differ materially from those in forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” of this Form 10-K. These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this filing. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

EXPLANATORY NOTE

This annual report on Form 10-K is a combined report being filed by two separate registrants: XM Satellite Radio Holdings Inc. (the “Company”, “Holdings”, or “XM”) and XM Satellite Radio Inc. (“Inc.”). Holdings’ principal wholly owned subsidiary is Inc., and as such, the information presented in this report regarding Inc. also applies to Holdings. Unless the context requires otherwise, the terms “we,” “our,” “us,” refers to Holdings. Holdings fully and unconditionally guarantees Inc.’s registered debt securities. The combined report includes Holdings’ Consolidated Financial Statements as the only set of financial statements; an explanation of the differences between the companies is in the Notes to the Consolidated Financial Statements; and condensed consolidating financial information regarding Inc. The management’s discussion and analysis section has also been combined, focusing on the financial condition and results of operations of Holdings, which is consistent with the inclusion in the combined report of one set of financial statements.

We make available certain reports filed with the Securities and Exchange Commission (“SEC”) that can be accessed, free of charge, through our website at http://www.xmradio.com/investor/investor_financial_and_company.html, as soon as reasonably practicable after they are electronically filed with the SEC.

PART I

ITEM 1.    BUSINESS

We are America’s leading satellite radio service company, providing music, news, talk, information, entertainment and sports programming for reception by vehicle, home and portable radios nationwide and over the Internet to over 7.7 million subscribers. Our basic monthly subscription fee is $12.95. We believe XM Radio appeals to consumers because of our innovative and diverse programming, nationwide coverage, many commercial-free music channels and digital sound quality.

Our channel lineup includes more than 170 digital channels of choice from coast to coast. We broadcast from our studios in Washington, DC, New York City, including Jazz at Lincoln Center, and the Country Music Hall of Fame in Nashville. We have added new and innovative programming to our core channel categories of music, sports, news, talk and entertainment. Also included in the XM Radio service, at no additional charge, are the XM customizable sports and stock tickers available to users of certain receivers and other online services.

Our target market includes the more than 240 million registered vehicles including the 16.5 million new cars sold each year as well as the over 110 million households in the United States. In addition, some of our recent and upcoming product offerings focus on the portable and wearable audio segments. Broad distribution of XM Radio through new automobiles and through mass market retailers is central to our business strategy. We are the leader in satellite-delivered entertainment and data services for new automobiles through partnerships with General Motors, Honda/Acura, Toyota/Lexus/Scion, Hyundai, Nissan/Infiniti, Porsche, Suzuki and Isuzu and available in more than 140 different vehicle models for model year 2007. XM radios are available under the Delphi, Pioneer, Samsung, Alpine, Audiovox, Sony, Polk and other brand names at national consumer electronics retailers, such as Best Buy, Circuit City, Wal-Mart, Target and other national and regional retailers. These mass market retailers support our expanded line of car stereo, home stereo, plug and play and portable handheld products. According to Greystone Communications, we have one of the fastest growing consumer electronics products having reached 5 million subscribers faster than new technology introductions such as cable television, Internet, cell phones and MP3 players.

Proposed Merger

On February 19, 2007, XM and Sirius Satellite Radio Inc. (“SIRIUS”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which XM and SIRIUS will combine our businesses through a merger of XM and a newly formed, wholly owned subsidiary of SIRIUS (the “Merger”). The Merger is discussed more fully below under the caption “Proposed Merger with SIRIUS.”

Our Programming

The full XM channel lineup as of January 31, 2007 includes over 170 channels, featuring 69 commercial-free music channels; 5 commercial music channels, 37 news, talk and entertainment channels; 38 sports channels; 21 Instant Traffic & Weather channels; and one emergency alert channel. We broadcast from our studios in Washington, DC, New York City, including Jazz at Lincoln Center, and the Country Music Hall of Fame in Nashville. Our programming includes channels designed to appeal to different segments, including urban and rural listeners of different demographics and to specific groups that our research has shown are most likely to subscribe to our service, thereby aggregating a large potential audience for our service. In addition to providing radio formats that are appealing to different groups, in every format we deliver we strive to provide an entertaining or informative listening experience and make XM the audio service of choice for consumers. We continue to add new and innovative programming to our core channel categories of music, sports, news, talk and entertainment. Also included in the XM Radio service, at no additional charge, are the XM customizable sports and stock tickers available to users of certain receivers.

Hallmarks of our programming include:

Broad range of commercial-free music genres and live radio entertainment.    XM offers commercial-free music channels covering genres including Decades, Country, Pop & Hits, Christian, Rock, Hip-Hop/Urban, Jazz & Blues,

Lifestyle, Dance, Latin, World, Classical and Kids. Our programming includes the most popular hits, as well as deep and eclectic playlists. We also offer music programming featuring celebrity talent. Bob Dylan hosts the popular “Theme Time Radio Hour,” a weekly program highlighting the golden age of radio with music hand selected by Bob Dylan. Snoop Dogg is executive producer of our classic hip-hop channel The Rhyme. Other shows include Ludacris’s Open Mic and SongStories with Graham Nash.

Musical formats unavailable in many terrestrial radio markets.    XM Radio offers many music formats that are popular but currently unavailable in many markets on radio. More than 70% of all Americans listening to terrestrial radio are listening to primarily six programming formats: news/talk/sports, adult contemporary, contemporary hits, urban, Hispanic and country. Furthermore, terrestrial radio continues to reduce, and in some cases eliminate, formats available to many consumers in their local market in comparison to the over 170 channels we offer on a nationwide basis. We offer many types of music with significant popularity, as measured by recorded music sales and concert revenues, which are unavailable in many traditional AM/FM radio markets. Such music includes classical recordings and popular blues music that have retail appeal but are not commonly played on traditional AM/FM radio. We have channels devoted to all of these formats and many other popular musical styles that are not currently broadcast in many small and medium sized markets, such as heavy metal, modern electronic dance, disco and jazz.

Superserve popular music formats.    We offer more specific programming choices than traditional AM/FM radio generally offers for even the most popular listening formats. For example, on traditional AM/FM radio oldies music is often aggregated on a single format. We segment this category by offering several channels devoted to the music of each decade from the 1940s to the 1990s.

Live Music Programming.    We offer diverse original content and live programming for our listeners. Our Artist Confidential series showcasing performances and interviews from artists such as Paul McCartney, Sting, Dixie Chicks, Ludacris, Coldplay, Santana, Phil Collins, Bonnie Raitt, Willie Nelson and Wynton Marsalis, in our studios in front of a live audience. We have hosted more than 1,000 live performances at XM. We also broadcast live from major music events such as The Grammy Awards and Farm Aid.

Sports Programming.    XM’s sports category provides the most sports talk and live sports coverage in radio. Our lineup features Major League Baseball®, National Hockey League®, Indy Racing League, college sports from the Atlantic Coast Conference, Pacific-10 Conference, Big Ten Conference and Big East Conference, PGA Tour®, US Open Tennis, XM Deportivo including the 2006 FIFA World Cup™, and is complemented by ESPN Radio, ESPN News, Fox Sports, and XM’s own XM Sports Nation (XMSN). ESPN Radio offers coverage of certain NBA play-by-play. We also broadcast the 2007 college football Bowl Championship Series play-by-play.

We are the Official Satellite Radio Network of Major League Baseball® (“MLB”) and offer our 24x7 MLB Home Plate channel, as well as play-by-play channels, and Spanish-language broadcasts. Through the 2012 baseball season, we will carry both the regular season and the post-season MLB schedule of games, including the World Series. Our MLB Home Plate channel features live call-in programs hosted by former players and personalities such as Cal Ripken, Kevin Kennedy, and Rob Dibble. MLB Home Plate provides an inside look at teams, players, the league, classic MLB games and other archived MLB material, as well as XM-produced MLB specialty programming, including our Baseball Confidential series.

We have a multi-year agreement with the National Hockey League® (“NHL”) to broadcast NHL games live and to become the Official Satellite Radio provider of the NHL. XM is the exclusive satellite radio network of the NHL beginning with the 2007-2008 season. In addition to providing live play-by-play coverage of more than 1,000 games per season, we feature Home Ice, a 24x7 hockey talk channel dedicated to providing an inside look at teams, players and the league.

Our ACC, PAC-10 and Big Ten channels offer college football and basketball games. In February 2006, we announced an agreement with the Big East to provide coverage of men’s and women’s Basketball Championships as well as select regular season basketball and football games.

On August 28, 2006, XM launched XM Sports Nation (XMSN), an XM-produced 24x7 sports news and talk channel dedicated to college sports, motorsports, fantasy sports and more. Programming on XMSN includes existing XM-produced series as well as popular content from Sporting News Radio. We also carry the Indy Racing League (“IRL”) races.

XM Deportivo, our 24x7 Hispanic sports channel, provided exclusive coverage of the 2006 FIFA World Cup™. We also offer PGA Tour and Majors golf play-by-play and analysis on our PGA Tour® Network channel, including 2006 Ryder Cup coverage.

News/Talk/Information/Entertainment Programming.    In September 2006, we launched our Oprah & Friends channel, which features Oprah Winfrey’s live weekly call-in radio program “Talk to Me.” The channel also includes regular segments hosted by Gayle King, Bob Green, Dr. Mehmet Oz, Jean Chatzky, Dr. Robin Smith and Dr. Maya Angelou. The channel also includes weekly highlights from The Oprah Winfrey TV Show, and daily and weekly features and highlights. Oprah & Friends is also available on XM Online. Oprah & Friends complements our current women’s interest channel, Take Five, which features the Ellen DeGeneres Show, the Tyra Banks Show, the Food Network, HGTV and the Good Morning America Radio Show.

We offer premium news/talk/information programming including Fox News, Fox Talk, CNN, CNN Headline News and ABC News & Talk. We feature business news from CNBC and Bloomberg as well as public affairs programming on our XM Public Radio channel, featuring The Bob Edwards Show, BBC Worldservice and C-SPAN. We serve the African American audience with The Power and Hispanic audience with CNN en Español. We offer four comedy channels, including the recent launch of National Lampoon Radio, as well as The Virus, which features The Opie & Anthony Show.

Local Traffic and Weather Programming.    Our Instant Traffic & Weather service consists of 21 audio channels dedicated to keeping listeners informed with real-time in-depth updates on traffic and weather conditions in major metropolitan markets. Each market is served by a dedicated channel. These channels repeat weather and traffic information and issue traffic alerts in a pattern familiar to listeners. We create the audio for the channels from our headquarters facility in Washington, DC. The data is provided by Traffic.com for traffic information and by The Weather Channel for weather information. We believe this is a valuable part of our service offering and that it offers several key advantages over what is currently available on terrestrial radio. These advantages include greater in-depth updates, near instant availability due to the pattern of repeating information frequently, 24x7 availability of the service, certain major interstate corridor and beach traffic reports and wider availability as compared to terrestrial broadcasts available only to drivers within the coverage area.

A wide range of popular talk radio stars.    Over the last two decades talk radio has emerged as a major component of radio listening. We showcase many well-known talk radio personalities on our channels, including Bob Edwards, Larry King, Paula Zahn, Anderson Cooper, Bill O’Reilly, Sean Hannity, Alan Colmes, G. Gordon Liddy, Dr. Laura Schlessinger, Greta Van Susteren, Michael Reagan, Bob Costas, Laura Ingraham, and many others.

State-of-the-art facilities.    We create and distribute XM-original and third party content for satellite broadcast, streaming and other new distribution platforms from our studio facilities in Washington, DC, locations in midtown Manhattan in New York City, including Jazz at Lincoln Center, in Nashville at the Country Music Hall of Fame, and in Chicago at Harpo Productions. These interconnected facilities comprise an all digital radio complex that is one of the world’s largest, with over 90 sound-proof studios of different configurations. We produce most of our music channels and many of our sports, talk and entertainment channels from these facilities. From these studios, our music programmers tap a centralized digital database of over 250,000 CDs and more than 2 million recordings. We also have two performance studios at our Washington, DC facilities, and utilize the performance venues at Jazz at Lincoln Center in New York City, for visiting artist interviews and performances.

Superior digital sound quality.    Our digital signal transmitted via satellite and our terrestrial repeater network provides nationwide, virtually uninterrupted coverage. Through a partnership with Neural Audio Corporation, a leading provider of digital signal processing and surround sound technology for the broadcast industry, we broadcast select channels in 5.1 Surround Sound twenty-four hours a day. XM HD Surround provides our listeners with six discrete channels of digital full fidelity audio. In addition, a variety of special shows and live musical performances at the XM studios are broadcast in XM HD Surround.

Channel updates.    We regularly review and update our channel line up to revise our overall offerings. In 2006, we added certain new channels, including additional commercial-free music channels, to slightly increase our total number of commercial-free music channels. In addition, commercial advertisements resumed on music programming currently provided to us by Clear Channel.

Our Strategy

Automotive

Broad distribution of XM Radio through the new automobile market is a central element of our business strategy. We are the leader in satellite-delivered entertainment and data services for the automobile market through partnerships with General Motors, Honda/Acura, Toyota/Lexus/Scion, Hyundai, Nissan/Infiniti, Porsche, Subaru, Suzuki, Isuzu, Lotus, and Harley-Davidson. XM Radio is available as original equipment in over 140 vehicle models for 2007.

Exclusive Distribution Agreement with General Motors.    Under our agreement with General Motors, for a 12-year period ending in September 2013, General Motors will exclusively distribute and market the XM Radio service and install XM radios in General Motors vehicles. General Motors has announced that it will build more than 1.8 million vehicles with factory-installed XM Radio in 2007. General Motors sold over 4 million automobiles in 2006, which represented approximately 25% of the United States automobile market. General Motors currently offers XM Radio in over 60 models of the 2007 model year, including passenger cars, light trucks and SUVs. GM factory-installs the XM Radio option in Buick, Cadillac, Chevrolet, GMC, HUMMER, Pontiac, Saab and Saturn brand vehicles. General Motors has made XM radios available in diverse price categories, ranging from the Chevy Cobalt to the Cadillac Escalade. Under this agreement, we have substantial payment obligations to General Motors, including substantial guaranteed fixed payment obligations (2007 to 2009), which we prepaid in May 2006. General Motors is an investor in our company.

Honda.    In January 2007, we announced a 10-year extension to our arrangement with American Honda Motor Co., to be its supplier of satellite radio and related data services in Honda and Acura vehicles. Honda currently offers XM Radio in 17 models as a factory-installed feature or dealer-installed option. Purchasers of XM-equipped Honda and Acura vehicles generally receive a three-month trial subscription to the XM satellite radio service. In November 2006, we announced that American Honda plans to factory-install over 650,000 of its 2007 models with XM Radio. AcuraLink TM, which utilizes XM’s NavTraffic service to provide drivers real time traffic information for freeways in 44 major metropolitan areas, is a factory-installed option on most 2007 Acura models. In October, 2006, we and Acura announced a complimentary XM Radio service program for Certified Pre-Owned vehicles, under which Acura offers three months of complimentary XM Radio service to purchasers of Certified Pre-Owned Acura vehicles with factory-installed XM radios. The same program was launched with Honda Certified Used Cars in January 2007. XM’s partnership with American Honda’s Certified Programs will make XM available in more than 35,000 of these certified vehicles in 2007, and grow to more than 55,000 vehicles in 2008. American Honda is an investor in our Company.

Toyota.    In January 2007 Toyota announced a new 10-year agreement with XM as its factory-installed satellite radio provider for Toyota and Lexus vehicle models. The new agreement extends the current arrangement to January 2017; Toyota, Lexus and Scion would offer XM Radio and traffic data services as a factory-installed option. Purchasers of XM-equipped Toyota, Lexus or Scion vehicles would generally receive a three-month trial subscription to the XM satellite radio service. The October 2006 launch of the 2007 Lexus LS was the first factory installed Lexus vehicle and the first to offer XM NavTraffic, and will be followed in 2007 by the all new LS Hybrid. In addition, Toyota offers XM Radio as a port-installed or dealer-installed option in 21 of its 2007 models. In 2006, Scion produced the first Toyota vehicles with XM as a standard feature beginning with the February launch of Scion xB Release Series 3.0.

Hyundai.    In 2005, we and Hyundai Motor America announced that Hyundai will be the first automaker to launch XM as standard, factory-installed equipment in every radio-equipped vehicle across its entire model line-up. Beginning with all October 2006 production orders, XM radios are factory standard in several Hyundai models.

Nissan.    In 2005, Nissan chose XM to supply satellite-delivered data and telematics services, such as in-vehicle messaging and XM NavTraffic, and later in the year, announced it would use XM as its exclusive satellite radio provider beginning in the 2008 model year. Currently, XM is available on 17 Nissan and Infiniti model cars as a factory or dealer-installed option. Nissan and Infiniti also offer XM NavTraffic as a factory-installed feature on versions of the 2007 G35 Sedans and Altimas equipped with a Navigation System.

Porsche.    In October 2006, Porsche Cars of North America, Inc. announced a new long-term agreement with us to equip Porsche vehicles for the U.S. market with XM radios. The arrangement begins in January 2007. XM has been available as a factory-installed feature for Cayenne models since 2005 and will be a factory installed feature on the Cayenne and other Porsche sports cars though 2013.

Harley-Davidson.    In 2005, we entered into the motorcycle market with Harley-Davidson’s exclusive 2006 FLHTCUSE Screamin’ Eagle Ultra Classic Electra Glide, the first ever motorcycle model equipped with a standard XM Satellite Radio, and continue to be installed on the 2007 model. Our service can also be added as an accessory feature on 12 other Harley-Davidson bikes in its 2007 touring lineup.

Other Automobile and Truck Manufacturers.    Isuzu, Lotus, Subaru, and Suzuki offer XM Radio as either a dealer and/or factory-installed option in numerous popular makes and models. We are educating automobile dealers about XM Radio to develop sales and promotional campaigns that promote XM radios to new car buyers. In addition, we have relationships with Freightliner Corporation and Pana Pacific, and XM radios are available in Freightliner and Peterbilt trucks.

Aftermarket

XM radios are available in the aftermarket under the Audiovox, Delphi, Pioneer, AGT, Alpine, Sony, Polk, and etón/Grundig brand names at national consumer electronics retailers, such as Best Buy, Circuit City, Wal-Mart and other national and regional retailers. These mass market retailers support our expanded line of car stereo, home stereo, plug and play and portable handheld products. We develop in-store merchandising materials, including end-aisle displays for several retailers, and train the sales forces of all major retailers.

We further expanded our product line in 2006:

XM2go Portable, Handheld Products.    In 2006, we and Pioneer introduced the Pioneer Inno™, the next-generation portable XM2go satellite radio that plays live satellite radio “on the go” and both MP3s and WMAs. The Inno™ includes a feature that allows the user to “bookmark” songs heard on XM, connect the Inno™ to a personal computer, and instantly purchase the songs from the XM + Napster online service. In 2005, Pioneer and Tao each introduced new XM2go models to follow up on the 2004 introduction of the XM Delphi XM2go MyFi, the first personal, portable satellite radio. The XM2go hand-held models enable users to enjoy XM Radio in two ways: a “live” listening mode that enables users to listen live to all of XM’s channels and a “memory” mode that allows users to store five hours or more of XM content, even when the unit is not in use. XM2go models also feature customizable sports and stock tickers, as well as a clock and alarm.

Plug-and-Play XM Radios.    In August 2005, we introduced the Roady XT, a small, lightweight unit with a built-in FM transmitter that can make any FM radio an XM radio by wirelessly transmitting XM Satellite Radio to any one of its 100 FM radio frequencies. The Roady XT has a customizable sports ticker that displays the latest scores and schedules for professional and college sports. It also has a customizable stock ticker for keeping track of up to 20 stocks, and the popular TuneSelect feature, which alerts the listener when favorite songs and artists are played on any XM channel. The Audiovox Xpress is the smallest satellite radio to offer a five-line display screen and also features customizable sports and stock tickers. The Delphi SkyFi2 has an innovative pause and replay function, a customizable sports and stock ticker and TuneSelect with a built-in FM transmitter. In the fall of 2006, we introduced the Delphi SkyFi3, the next generation in the SkyFi family. While providing similar features to that of the SkyFi2, the SkyFi3 is more compact and provides for 10 hours of storage of XM programming.

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

Advanced Applications.    In addition to TuneSelect and the customizable sports and stock tickers, we also offer XM NavTraffic, the nation’s first satellite traffic data service, which provides continuously updated real-time traffic information for 44 major metropolitan cities across the United States for a monthly fee. For aviation and marine, the XM WX satellite weather service provides real-time graphical weather data for advanced situational awareness in prevailing weather conditions. At the 2007 International Consumer Electronics Show (“CES”), XM demonstrated the next steps in advanced applications featuring XM WeatherLink, providing real time weather information for vehicle and portable navigation systems (including a preview of the Bushnell ONIX 400, the first handheld device to feature the service), XM ParkingLink for dynamic parking space availability information for navigation systems, conversational speech interaction and video technology.

To facilitate attractive pricing for retail radio and automobile consumers, we have financial arrangements with certain radio manufacturers that include our subsidizing of certain radio component parts. We are pursuing additional arrangements for the manufacture and distribution of XM radios for the home and portable markets.

Marketing

Our marketing strategy is designed to build awareness and demand among potential subscribers and the advertising community. Our strategy also includes providing potential subscribers with the opportunity to experience the XM service, because it is available to new car prospects during vehicle test drives of XM-enabled General Motors, Honda/Acura, Toyota/Lexus/Scion, Hyundai, Nissan/Infiniti, Porsche, Subaru, Suzuki, and Isuzu vehicles, on AVIS, Alamo, National and Zipcar rental cars and on AirTran, United, and JetBlue airplanes. In addition, we have partnered with Starbucks, AOL, Napster and DIRECTV® to build awareness of XM among their customer bases.

We promote XM Radio as the leader in the satellite radio category, offering appealing features compared to traditional radio. Our ongoing advertising and promotional activities include television, radio, print and Internet advertising and distributing sample programming and marketing materials at retail outlets, concert venues, motor sports events, and on the Internet to generate consumer interest. General Motors, Honda and Hyundai sponsor national and local print and television advertising that features the XM logo and message. Our current “Are You On?” marketing campaign features TV spots and print ads.

Since 2005, we have been leveraging our extensive sports broadcasting offerings and exclusive relationships with Major League Baseball®, the PGA Tour® and the Indy Racing League to attract new subscribers. We promote our “every team, all season long” coverage of Major League Baseball® to highlight the more than 2,500 spring training, regular season and playoff games we broadcast during the season. We promote our exclusive relationship with the PGA Tour® by offering handheld radios for rental and purchase at PGA events. We have a multi-year agreement with Andretti Green Racing (“AGR”) to be a major associate sponsor of the race car driven by IndyCar Series superstar Danica Patrick.

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

Brand Awareness and Other Distribution Arrangements

XM Canada.    In November 2005, Canadian Satellite Radio (“XM Canada”), our exclusive Canadian licensee, launched its satellite radio service in Canada for a monthly subscription fee currently set at CDN$14.99. XM Canada’s 100 channel line-up includes XM’s digital-quality commercial-free music, National Hockey League® play-by-play coverage of more than 40 games per week plus 24x7 sports talk channel “Home Ice,” and eight exclusive Canadian channels highlighting Canadian music artists and composers and Canadian news programming, as mandated by the terms of the license granted to XM Canada by the Canadian regulatory authority.

DIRECTV®.    We have partnered with DIRECTV® to offer up to 72 channels of XM’s music, children’s and talk programming to DIRECTV®’s customers.

Web-based Offerings.    While we make certain channels available to current subscribers via XM Online, we have partnered with a number of companies to enhance the listening experience of current subscribers and expand our visibility to potential subscribers via various web-based offerings.

XM Online.    We offer a subset of our satellite radio service on XM Online, our Internet offering, that is included as part of our basic radio subscription service price of $12.95 per month (radio required); XM Online can also be purchased as a standalone service for $7.99 per month. Of our total 94 channel lineup on XM Online, 76 commercial-free music channels are XM originals which are also broadcast on our satellite radio service (7 are exclusively programmed for XM Online), 10 are AOL music channels, and 8 are XM original news/talk/information channels (including XM Kids, The Bob Edwards Show, XM Comedy, Laugh USA, Special X, Oprah & Friends, and The Virus, featuring Opie & Anthony).

America Online (“AOL”).    We and America Online have created an online radio service. The co-branded service includes a free, web radio offering and an enhanced premier radio offering that is available to AOL members at no additional charge. We also integrate select AOL original programs, such as AOL Sessions, into our programming.

XM + Napster.    We have a long-term, strategic partnership with Napster. “XM + Napster” provides a single interface for accessing, purchasing and managing music from XM and Napster. Listeners can purchase music heard on XM Radio from Napster to listen to on their XM Satellite/MP3 players for a portable listening experience.

Audible.    With our 2005 partnership with Audible, we launched the This is Audible Show on Sonic Theatre as well as The XM Audible Store, which offers audio books and other programs for individual purchase or computer-based download subscription, including XM programming from The Bob Edwards Show and Opie & Anthony.

Airplanes.    XM Radio is now available on certain AirTran, JetBlue and United airplanes.

Rental Cars.    XM Radio is available nationwide at participating Avis, National, Alamo and Zipcar car rental locations.

Subscriber and Advertising Revenue

We primarily derive revenues from subscriber fees for our satellite radio service. We charge subscribers a monthly fee for over 170 channels of our programming. We offer family plan discounts to subscribers who have multiple XM radios. We also offer pre-paid annual and multi-year subscription discounts. The family, annual and multi-year subscriptions are popular with our subscribers.

We derive some revenues from advertising. Our non-commercial free channels, including our traffic and weather channels, provide what we believe is an attractive advertising medium for national advertisers. We have advertising sales offices in several major media markets to sell directly to advertising agencies and media buying groups. We have sold advertising programs and sponsorships to hundreds of advertisers and agencies, including many Fortune 500 companies.

Our System

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

Consumer Hardware

XM Radios.    We transmit XM content throughout the continental United States to vehicle, portable, home and plug-and-play radios. Certain of our radios are capable of receiving both XM content and traditional AM/FM stations. Our advancing chipset design has spawned a broad array of XM Radio products. Many XM radios now feature customizable sports and stock tickers as well as TuneSelect, which notifies the listener when a favorite artist or song is playing on any XM channel. We plan to continue to expand our product offerings in 2007 with the XM Connect-and-Play technology, new XM2go portable products and other offerings. The Pioneer Inno™, which offers MP3 music and live satellite radio on the go, was awarded Popular Science’s “Best of What’s New 2006” Award in the Gadgets category. The XM Mini-Tuner, a portable cartridge that delivers XM to any compatible player, was honored in the Home Entertainment category. The XM Mini-Tuner is distributed by Audiovox. Five XM products were recognized as honorees for the Innovations 2006 Awards, which are sponsored by the Consumer Electronics Association and honor excellence in consumer technology design and engineering. At the 2006 International Consumer Electronics Show in Las Vegas, the Pioneer Inno™ XM2go radio was selected as Best of CES 2006 People’s Voice Award hosted by CNET.

Space Segment

Satellite System.    Boeing Satellite Systems (“BSS”), has built, launched and delivered in-orbit four Boeing 702 high-power satellites for the XM Radio system. The satellites were launched on March 18, 2001, May 8, 2001, February 28, 2005 and October 30, 2006, respectively, and XM-3 and XM-4 are now transmitting the XM signal.

Our first two satellites, XM-1 and XM-2, experienced progressive solar array degradation issues and serve as in-orbit spares in their current capacity. We launched our third satellite, XM-3, in February 2005, at 85° West Longitude orbital location, and our fourth satellite, XM-4, in October 2006, at 115° West Longitude orbital location, to mitigate the issues with XM-1 and XM-2. We have a contract to construct a spare satellite, XM-5, expected to be completed by year-end 2007/early 2008. Our commitments regarding XM-3, XM-4 and XM-5 are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Future Operating Liquidity and Capital Resource Requirements.”

In July 2004, we reached agreement with insurers covering 80% of the aggregate sum insured of $400 million relating to the progressive solar array power degradation problem with XM-1 and XM-2. We received a settlement rate equal to 44.5% of the proportionate amount covered by each of these insurers, representing a total recovery of approximately $142 million. This settlement resolves any issues about the amount of loss sustained, includes a waiver by the settling insurance companies of any reductions based on salvage value, terminates any further risk to the settling insurers under the policies and ends any other rights the settling insurers might have with regard to XM-1 and XM-2 or revenues generated by our continuing use of those satellites. We have collected all amounts due under the settlement. The portion of the insurance proceeds related to claim payments, totaling $133.9 million, was recorded as a reduction to the carrying values of XM-1 and XM-2. In August 2004, we filed for arbitration to collect the remaining 20% of the sum insured utilizing the third-party dispute resolution procedures under the policy. During 2006 we were notified that we were not successful in our arbitration claim against the remaining insurers, and will not receive any further insurance proceeds with regard to this issue. The result of this arbitration did not affect our July 2004 agreements with respect to the 80% of the aggregate sum insured.

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

Our satellites transmit audio programming within a 12.5 Megahertz (“MHz”) bandwidth operating in the S-Band radio frequency spectrum that the FCC has allocated for our exclusive use. Megahertz is a unit of measurement of frequency. This 12.5 MHz bandwidth is subdivided into six carrier transmission signals, four signals transmitted from our satellites and two signals transmitted by the terrestrial repeater network. The audio programming for XM Radio is carried on two satellite signals, and the remaining two satellite signals and the terrestrial repeater signals repeat the audio programming to enhance overall signal reception. The transmission of higher quality sound requires the use of more kilobits per second than the transmission of lesser quality sound. We are currently using our allocated bandwidth in such a way as to provide over 170 channels.

Insurance.    We bear the risk of loss for our satellites, and we seek to obtain insurance to cover that risk. We obtain launch and in-orbit insurance policies from global space insurance underwriters. These policies generally provide coverage for a total, constructive total or partial loss of the satellites that occurs during a limited period after launch and for annual in-orbit periods. Our insurance will not cover the full cost of constructing, launching and insuring new satellites, nor will it protect us from the adverse effect on our business operations due to the loss of a satellite. Our policies contain standard commercial satellite insurance provisions, including standard coverage exclusions. Since we have settled our claim on XM-1 and XM-2, XM-1 and XM-2 no longer have in-orbit insurance coverage. We acquired and paid for launch and one-year in-orbit insurance in early 2005 in connection with the launch of XM-3, and obtained in-orbit insurance effective following the expiration of the initial policy and as of the end of the first annual renewal period. Prior to the launch of XM-4, we acquired and paid for launch and one-year in-orbit insurance for that satellite, plus partial coverage for a five-year in-orbit period. We obtained additional insurance for XM-4 following in-orbit testing in connection with the February 2007 sale-leaseback transaction with respect to the transponders on our XM-4 satellite.

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

We currently own 45 patents relating to various aspects of our system, XM radios and their features, and have numerous other patents pending before the United States Patent and Trademark Office.

Copyrights to Programming

We must maintain music programming royalty arrangements with and pay license fees to Broadcast Music, Inc. (“BMI”), the American Society of Composers, Authors and Publishers (“ASCAP”) and SESAC, Inc. (“SESAC”). These organizations negotiate with copyright users, collect royalties and distribute them to songwriters and music publishers. Agreements establish the license fee amounts payable to those entities. In July 2006, we entered into a new five-year music licensing agreement with ASCAP. All of our other agreements expired in 2006, and the royalty arrangements will need to be re-negotiated. Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, we also have to negotiate royalty arrangements with the copyright owners of the sound recordings, or if negotiation is unsuccessful, have the royalty rate established by a copyright royalty board. We had an agreement with the Recording Industry Association of America (“RIAA”), through its division SoundExchange, establishing royalty payment arrangements for these performance rights through 2006. We are participating in a Copyright Royalty Board (CRB) proceeding in order to set the royalty rate for the six year period starting in January 2007 (see “Legal Proceedings” in Item 3. to Part I of this Form 10-K).

We have been sued in the United States District Court for the Southern District of New York by major record labels in an action seeking monetary damages and equitable relief. Plaintiffs allege that recently introduced XM radios that also have MP3 functionality infringe upon plaintiff’s copyrighted sound recordings. Our motion to dismiss this matter was denied in January 2007. We believe these allegations are without merit and these products comply with applicable copyright law, including the Audio Home Recording Act, and we intend to vigorously defend the matter (see “Legal Proceedings” in Item 3. to Part I of this Form 10-K).

The XM Trademark

We have registered the trademark “XM” with the United States Patent and Trademark Office in connection with the transmission services offered by our company. Our brand name and logo is generally prominently displayed on the surface of XM radios together with the radio manufacturer’s brand name. This identifies the equipment as being XM Radio-compatible and builds awareness of XM Radio. We intend to maintain our trademark and registration. We are not aware of any material claims of infringement or other challenges to our right to use the “XM” trademark in the United States. We also have registered and intend to maintain trademarks of the names of certain of our channels. We recently registered the trademark, “XM” and the logo, in Canada. We have granted a license to use the trademark in Canada to XM Canada, the exclusive licensee of our service in Canada.

Competition

We face significant competition for both listeners and advertising dollars. In addition to pre-recorded entertainment purchased or playing in cars, homes and using portable players, we compete most directly with the following providers of radio or other audio services:

Sirius Satellite Radio

We compete with Sirius Satellite Radio, the only other FCC licensee for satellite radio service in the United States. SIRIUS has announced that it had over 6 million subscribers as of December 31, 2006, including over 2.7 million net new subscribers during the year then ended. SIRIUS broadcasts over 130 channels of programming and offers certain programming that we do not offer. SIRIUS Radio service is offered as a dealer- and/or factory-installed option on a number of vehicle model brands, including certain ones that do not offer XM. SIRIUS also is a partner in a Canadian joint venture partnership that competes with our Canadian licensee in providing satellite radio service in Canada. We have recently announced a merger agreement between SIRIUS and us, as discussed more fully below under the caption “Proposed Merger with SIRIUS.”

Traditional AM/FM Radio

We compete with traditional AM/FM radio. Many of the traditional radio companies are substantial entities owning large numbers of radio stations or other media properties, including companies such as Clear Channel, CBS Radio, Emmis, Cumulus Media, Cox Radio, Entercom, Citadel Broadcasting, Radio One, Salem, Spanish Broadcasting, Beasley Broadcast, Saga, Regent, Gannett, Univision and Westwood One. Our Canadian licensee competes with major traditional AM/FM radio companies such as Corus Entertainment, CHUM, Rogers, Standard Broadcasting, Astral Media, Canadian Broadcasting and Jim Pattison Broadcast.

Unlike XM Radio, traditional AM/FM radio has had a well established market for its services for many years and generally offers free broadcast reception paid for by commercial advertising rather than by a subscription fee. However, by attracting listeners to their stations, they can reduce the likelihood that customers would be willing to pay for our subscription service and by offering free broadcast they impose limits on what we can charge for our service. Also, many radio stations offer information programming of a local nature, such as local news and sports, which XM Radio cannot offer as effectively as local radio. To the extent that consumers place a high value on these features of traditional AM/FM radio, we are at a competitive disadvantage to the dominant AM/FM radio providers. Some radio stations have reduced the number of commercials per hour, expanded the range of music played on the air and experimented with new formats in order to compete with satellite radio. The AM/FM radio broadcasting industry is highly competitive. Radio companies compete for listeners and advertising revenues on the basis of a variety of factors, including:

•	program content;

•	on-air talent;

•	transmitter power;

•	source frequency;

•	audience characteristics;

•	local program acceptance; and

•	the number and characteristics of other radio stations in the market.

Although traditional AM/FM radio stations typically broadcast by means of analog signals, rather than digital transmission, a significant number of radio stations have begun broadcasting their primary signal using digital transmission technology such as that offered by iBiquity. A group of major broadcast radio networks recently created a coalition to jointly market digital radio services. According to this coalition, more than 3,000 U.S. radio stations have committed to broadcasting in the HD Radio format. More than 1,000 radio stations are currently broadcasting primary signals with HD Radio technology, available to 80% of the U.S. population, and manufacturers, including Alpine, Delphi, Panasonic, Polk and Yamaha, are creating digital receivers. To the extent that traditional AM/FM radio stations adopt digital transmission technology such as that offered by iBiquity and to the extent such technology allows signal quality that rivals our own, any competitive advantage that we enjoy over traditional radio because of our digital signal would be lessened. In addition, the widespread introduction of terrestrial digital radios could lessen our competitive advantage. Traditional AM/FM broadcasters are also aggressively entering the Internet radio and wireless distribution with e-commerce.

Downloading Devices

The Apple iPod® is a portable digital music player that sells for approximately $80-$350 and allows users to download and purchase music through Apple’s iTunes® Music Store, which features over 4 million songs, 100,000 podcasts, 20,000 audio books, 5,000 music videos, 250 feature films and 350 television shows, as well as convert music on compact disc to digital files. Apple sold over 39 million iPods® during its fiscal 2006 year. The iPod® enables consumers to buy and store up to 20,000 songs. In addition, iPods® are compatible with certain car stereos and various home speaker systems, and certain automobile manufacturers have entered into arrangements with manufacturers of portable media players that are expected to enhance this compatibility. Availability of music in the public MP3 audio standard has been growing in recent years with sound files available on the websites of online music retailers, artists and record labels and through numerous file sharing software programs. These MP3 files can be played instantly, burned to a compact disc or stored in various portable players available to consumers. Although presently available formats have drawbacks such as hardware requirements and download bandwidth constraints, which we believe could make XM Radio a more attractive option to consumers, Internet-based audio formats are becoming increasingly competitive as quality improves and costs are reduced.

Internet Radio

Internet radio broadcasts have no geographic limitations and can provide listeners with radio programming from around the country and the world. Major media companies including Clear Channel, America Online (which includes a number of XM channels) and Yahoo make near CD-quality digital streams available through the Internet for free or in some case for a fraction of the cost of a satellite radio subscription. The past few years have seen a steady increase in the audio quality of Internet radio streams and in the amount of audio content available via the Web, resulting in a steady increase in Internet radio audience metrics. We expect that improvements from higher bandwidths, faster modems and wider programming selection are likely to continue making Internet radio an increasingly significant competitor in the near future. These services already compete directly with our XM Radio Online service and, through the use of home stereo media adapters or media-centric PCs, with our home line of products.

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

Digital Media Services

We face or expect to face competition from businesses that plan to deliver entertainment and media content through cell phones and other wireless devices. Sprint Nextel, Comcast, Time Warner Cable, Cox Communications and Advance/Newhouse Communications have announced a joint venture to work toward accelerating the convergence of video entertainment, wireline and wireless data and communications products and services to provide customers throughout the United States access to advanced integrated entertainment, including streaming television programming, music, video clips, games and pre-recorded DVR programs, communications and wireless products. QUALCOMM has announced that its wholly owned subsidiary, MediaFLO USA, will offer interactive wireless multimedia services to consumers in cooperation with U.S. wireless operators through a nationwide network that will deliver multimedia content to mobile devices in the

700 MHz spectrum for which QUALCOMM holds licenses with a nationwide footprint. In December 2005, QUALCOMM and Verizon Wireless announced that QUALCOMM and MediaFLO USA are working together with Verizon Wireless to bring customers real-time mobile video over the MediaFLO multicasting network in the United States. QUALCOMM and Verizon Wireless expect to launch mobile TV services over the MediaFLO network in approximately half the markets already covered by Verizon Wireless’ CDMA2000 1xEV-DO-based broadband network, enabling Verizon Wireless to offer real-time mobile TV services to its subscribers. Crown Castle has announced that it plans to deliver live mobile video in partnership with wireless operators through its Modeo subsidiary. It will provide the service over 5MHz of its licensed spectrum in the 1670-1675 MHz band and plans to commercially launch in select major U.S. markets, including New York City. Other wireless network competitors include Broadcast Networks and HiWire.

Traffic News Services

A number of providers also compete with the XM NavTraffic service. SIRIUS partners with NAVTEQ, the same partner used by XM for data behind XM NavTraffic, to provide real-time traffic data to vehicles over its satellite radio network for 44 metropolitan markets. The service will provide regularly updated traffic information and help select alternative routes. Clear Channel and Tele Atlas are able to deliver nationwide traffic information for the top 50 markets to in-vehicle navigation systems using RDS/TMC, the radio broadcast standard technology for delivering traffic and travel information to drivers. There are also services that provide real-time traffic information to Internet-enabled cell phones or other hand held devices, but these are available only in limited markets and the associated data plan costs in addition to normal cell phone rates may make the offering un-desirable to many users.

Regulatory Matters

Satellite Licenses

XM Radio and SIRIUS Radio received licenses from the FCC in October 1997 to construct and operate satellite digital audio radio service systems. The FCC allocated 25 MHz for the service in a range of radio frequencies known as the S-Band, divided equally between the two licensees.

As the holder of one of two FCC licenses to operate a commercial satellite radio service in the United States, we are subject to regulatory oversight by the FCC. The operation of our system is subject to significant regulation by the FCC under authority granted through the Communications Act and related federal law. Non-compliance by us with FCC rules and regulations could result in fines, additional license conditions, license revocation or other detrimental FCC actions. Any of these FCC actions may harm our business. There is no guarantee that the rules and regulations of the FCC will continue to be favorable to our business plan. Any assignment or transfer of control of our FCC license or other FCC authorizations we hold must be approved in advance by the FCC.

Our FCC licenses, including our satellite licenses, are held by a subsidiary wholly owned by XM Radio. We are authorized to operate four satellites at specified orbital locations. The license to operate the XM-2 satellite at 115° West Longitude expires in March 2009. The license to operate the XM-1 satellite at 85° West Longitude expires in May 2009. In February 2004, we applied to the FCC for authority to launch and operate XM-3 and XM-4. The FCC granted this application in January 2005. The license to operate the XM-3 satellite at 85° West Longitude expires in April 2013. The license to operate the XM-4 satellite at 115° West Longitude expires in December 2014. We will be required to apply for a renewal or extension of our FCC license for each of these satellites prior to the expiration of the license term. We anticipate that, absent significant misconduct on our part, the FCC will renew or extend our license for each satellite to permit operation of each satellite for its approximate 15 year useful life, and grant a license for any replacement satellites. From time to time, we may seek authority from the FCC to operate our satellites at orbital locations other than those authorized in the licenses for those satellites. The U.S. government is responsible for coordinating our satellites through the International Telecommunication Union (“ITU”) and must make periodic filings on our behalf at the ITU.

The FCC has indicated that it may in the future impose public service obligations, such as channel set-asides for educational programming, on satellite radio licensees. Some entities have asked the FCC to impose public service obligations on satellite radio licensees.

In November 2005, the FCC released a decision extending Emergency Alert System (“EAS”) obligations to satellite radio operators. These obligations became effective on December 31, 2006. In December 2005, we asked the FCC to reconsider its decision by relaxing its requirements for testing of EAS alerts and for transmitting EAS codes and attention signals on certain channels. Our reconsideration request is pending.

The FCC’s rules require interoperability with all licensed satellite radio systems that are operational or under construction. The FCC conditioned our license on certification by us that our final receiver design is interoperable with the final receiver design of the other licensee, SIRIUS Radio, which uses a different transmission technology than we use. We have previously certified and reconfirmed that we comply with this obligation. Although we believe that we are currently in compliance, the FCC has not expressly acknowledged our compliance. We have signed an agreement with SIRIUS Radio to develop a common receiver platform combining the companies’ proprietary chipsets, but the companies have not completed final design of an operational radio using this platform. If the FCC were to interpret the interoperability requirement in a manner that mandates a particular radio design, complying with this requirement could make the radios more difficult and costly to manufacture. In January 2005, the FCC asked us as well as SIRIUS to file a report detailing the current status of efforts to develop an interoperable receiver. XM and SIRIUS submitted a joint report in March 2005.

The FCC order granting our satellite license determined that because we operate a private satellite system under the Communications Act and FCC rules providing a subscription service on a non-common carrier basis, we would not be subject to the FCC’s foreign ownership restrictions. However, such restrictions would apply to us if we were to offer non-subscription services. The FCC also stated in its order that it may reconsider its decision not to subject satellite radio licensees to its foreign ownership restrictions.

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

In June and October 2006, the National Association of Broadcasters (“NAB”) submitted letters to the FCC asking the FCC to open an investigation examining the issues raised by free access to satellite radio programming, such as (a) in new cars that have satellite radio receivers pre-installed, (b) in rental cars, and (c) through transmissions from the FM modulators of satellite radio receivers to nearby vehicles not equipped with satellite radio receivers. NAB argues that free access to satellite radio programming requires the FCC to apply similar regulations to terrestrial and satellite radio. To date, the FCC has not acted in response to these letters.

Repeater Authorization

The FCC is currently conducting a rulemaking proceeding to establish rules for terrestrial repeater transmitters of satellite radio operators, which XM uses to fill in gaps in satellite coverage. The FCC allows XM to operate a network of such repeaters pursuant to Special Temporary Authority (“STA”) granted in September 2001. The FCC has proposed a form of blanket licensing for terrestrial repeaters and service rules, which would prohibit satellite radio licensees from using terrestrial repeating transmitters to originate local programming or transmit signals other than those received from the satellite radio satellites. Various parties, including the National Association of Broadcasters, Wireless Communications Service (“WCS”) licensees, Multipoint Distribution Service (“MDS”) licensees, and Instructional Television Fixed Service (“ITFS”) licensees have asked the FCC to:

•	limit the power level of the repeaters to no more than 2 kW peak Effective Isotropic Radiated Power (“EIRP”);

•	limit the number of repeaters operating at greater than 2 kW peak power EIRP;

•	delay consideration of terrestrial repeater rules until XM Radio and SIRIUS Radio provide additional information regarding planned terrestrial repeaters;

•	require individual licensing of each terrestrial repeater; and

•	impose a waiting period on the use of repeaters in order to determine if signal reception problems can be resolved through other means.

Our continued operation and deployment of terrestrial repeaters may be impacted by whatever rules the FCC ultimately issues in this regard, although we believe these impacts are not likely to be material to our business. We have made a proposal to the FCC that any limits on the power of terrestrial repeaters not be lower than 40 kW EIRP or, alternatively, 18 kW EIRP calculated by averaging power over 360 degrees. We have also proposed to coordinate with WCS licensees in certain cases prior to operating terrestrial repeaters above 2 kW EIRP. The coordination may include our providing filters in certain instances to limit the interference WCS licensees claim will result from our operation of repeaters operating above 2 kW EIRP.

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

As noted above, we are currently operating terrestrial repeaters pursuant to STA. This STA authorizes us to operate our terrestrial repeaters for commercial service on a non-interference basis. Because the STA was conditioned in this manner, we are required either to reduce power or cease operating a repeater upon receipt of a written complaint of interference. In 2001, one party that opposed XM Radio’s request for STA filed an application for review of the decision granting us an STA, asking the FCC to reverse the decision and deny XM Radio’s STA request. This Application for Review is still pending.

On November 26, 2003, we applied for an STA to operate an additional forty-nine repeaters in new markets that were not authorized under our September 2001 STA. This request was opposed by a coalition of WCS licensees claiming that grant of this request would result in interference and would prejudice the outcome of the final rules governing repeaters. Our request was granted in September 2004 over these objections. Our grants of STA to operate all of our terrestrial repeaters have expired by their terms, but pursuant to the FCC’s rules, we are allowed to and have continued to operate these terrestrial repeaters under STA pending a final determination on our extension request.

In October 2006, we disclosed to the FCC that several hundred of our repeaters were not built pursuant to the exact terms of our STAs. These differences include some repeaters not being built in the exact locations, or with the same antenna heights, power levels, or antenna characteristics set forth in the STAs. A number of repeaters were built without an obviously applicable authorization. We brought a number of these repeaters into full compliance with our authorizations by turning down their power levels. We also discontinued operation of some repeaters. As a result, we believe that service quality in portions of the affected metro areas has been somewhat reduced, including in terms of more frequent interruptions and/or occasional outages to the service. There has been no impact on the satellite signal. Immediately following our disclosure to the FCC we filed for both a 30-day STA and a 180-day STA with respect to our terrestrial repeater network. In these STA requests, we are seeking authority to continue to operate our entire repeater network, as built, despite the variances we disclosed. We have held meetings with the staff of the FCC regarding these matters. NAB has opposed our STA requests and has asked the FCC to initiate an investigation into our deployment of repeaters and to impose sanctions. A coalition of WCS licensees has also opposed our STA requests and has asked the FCC to require us to immediately reduce the power of any unauthorized repeaters to no more than 2000 Watts peak EIRP. The WCS licensees also dispute whether the power levels the FCC has authorized for our repeater operations are with regard to peak power or average power. We have interpreted our FCC authorizations to be in terms of average power and a contrary interpretation would have a significant impact on operations. Our deployment of terrestrial repeaters may be affected by the FCC’s further actions, when taken. In February 2007, we received a letter of inquiry from the FCC relating to these matters. This proceeding may result in the imposition of financial penalties against us or adverse changes to our repeater network resulting from having repeaters turned off or otherwise modified in a manner that would reduce service quality in the affected areas. There can be no assurance regarding the ultimate outcome of this matter, or its significance to our business, consolidated results of operations or financial position. These recent STA requests are distinct from (and if granted would replace) the STAs originally granted by the FCC relating to our commencing and continuing operation of the repeater network.

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

Coordination and Interference Matters

We are required to coordinate the XM Radio system with systems operating in the same frequency bands in adjacent countries, particularly Canada and Mexico. The United States government, which conducts the coordination process, has entered into coordination agreements with both the Canadian and Mexican governments. XM Canada, our exclusive Canadian licensee, received a license to operate a satellite radio service in Canada using our existing satellites, which provide coverage of the densely populated regions of Canada.

We operate the communication uplinks to our satellites from earth stations in Washington, DC (primary) and Atlanta, GA (backup) in a band of radio frequencies that are used for several other services, such as fixed services, broadcast auxiliary services, electronic news gathering services, and uplink feeder links for mobile satellite services. The FCC has granted us licenses for these earth stations. The license for our Washington, DC earth station expires in March 2011 and the license for our Atlanta earth station expires in August 2019. We can seek authority from the FCC to extend these license terms.

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

FM Modulator Investigation

In April 2006 and August 2006, we received letters of inquiry from the FCC’s Enforcement Bureau regarding FM modulator wireless transmitters in various XM radios and whether such transmissions were in compliance with permissible emission limits. No health or safety issues have been involved with these wireless XM radios. We have responded to the FCC’s letters, implemented a series of design and installation modifications, and through October 2006, obtained new certifications for six models of modified XM radios using our new SureConnect technology. In addition, we have implemented a regulatory compliance plan, including the appointment of an FCC regulatory compliance officer to monitor FCC regulatory compliance, specifically with reference to the design, verification/certification, and production of XM radio receivers. We are in discussions with the FCC to resolve this matter and have proposed entering into a consent decree requiring both additional remedial action and a voluntary contribution to the federal government. NAB has asked the FCC to require a recall of non-compliant devices from our retailers and distributors. We cannot predict at this time the extent of any further actions that we will need to undertake or the extent of the financial obligations we may incur. There can be no assurance regarding the ultimate outcome of this matter, or its significance to our business, consolidated results of operations or financial position.

Proposed Merger with SIRIUS

On February 19, 2007, we entered into an Agreement and Plan of Merger with Sirius Satellite Radio Inc. under which our business would be combined with that of SIRIUS through a merger of XM and a newly formed, wholly owned subsidiary of SIRIUS.

The completion of the merger is subject to various closing conditions, including obtaining the approval of our stockholders and SIRIUS’s stockholders and receiving certain regulatory and antitrust approvals (including from the Federal Communications Commission and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended). The merger is intended to qualify as a reorganization for federal income tax purposes.

At the effective time of the merger, by virtue of the merger and without any action on the part of any stockholder, each share of our Class A common stock then issued and outstanding will be converted into the right to receive 4.6 shares of common stock of SIRIUS. Each share of our Series A convertible preferred stock then issued and outstanding similarly will be converted at the effective time of the merger into the right to receive 4.6 shares of a newly-designated series of preferred stock of SIRIUS having the same powers, designations, preferences, rights and qualifications, limitations and restrictions as the stock so converted.

Mr. Mel Karmazin, currently chief executive officer of SIRIUS, will become chief executive officer of the combined company and Mr. Gary M. Parsons, currently our chairman, will become chairman of the combined company. The combined company’s board of directors will consist of 12 directors, including Messrs. Karmazin and Parsons, four independent members designated by each company, as well as two representatives of the auto industry who are current members of our board of directors.

The merger agreement contains certain termination rights both for us and for SIRIUS. If the merger agreement is terminated under circumstances specified in the merger agreement due to action by one of the parties, we or SIRIUS, as the case may be, will be required to pay the other a termination fee of $175,000,000.

Our board of directors and the board of directors of SIRIUS has approved the merger.

The merger agreement contains representations and warranties which the parties thereto made to, and solely for, the benefit of each other. The assertions embodied in those representations and warranties are qualified by information in confidential disclosure schedules that the parties have exchanged in connection with signing the merger agreement and that modify, qualify and create exceptions to the representations and warranties contained in the merger agreement. We and SIRIUS each have made covenants in the merger agreement about continuing our or their business in the ordinary course.

The foregoing description of the merger does not purport to be complete and is qualified in its entirety by reference to the Current Report on Form 8-K, filed February 21, 2007 and the merger agreement filed as an exhibit to that Form 8-K and incorporated into this report by reference.

Satisfaction of the closing conditions could take several months or longer. There can be no assurance that the conditions to completion of the merger will be met, or that the merger will be completed.

Statements made in this Form 10-K relating to our business strategies, operating plans, planned expenditures, expected capital requirements and other forward-looking statements regarding our business do not take into account potential future impacts of our proposed merger with SIRIUS.

Personnel

As of December 31, 2006, we had 860 employees. In addition, we rely upon a number of consultants, other advisors and outsourced relationships. The extent and timing of any increase in staffing will depend on the availability of qualified personnel and other developments in our business. None of our employees are represented by a labor union, and we believe that our relationship with our employees is good.

RISK FACTORS

Potential investors are urged to read and consider the risk factors relating to an investment in XM Satellite Radio Holdings Inc. contained herein. Before making an investment decision, you should carefully consider these risks as well as other information we include in or incorporate by reference into our public filings with the SEC. The risks and uncertainties we have described are not the only ones facing our company. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also affect our business operations.

The pending merger with SIRIUS may create uncertainty for our subscribers, employees and business partners.

On February 19, 2007, we announced that we had entered into a merger agreement with Sirius Satellite Radio. The merger is currently expected to close by the end of 2007. While the merger is pending, consumers may delay or defer decisions to become XM subscribers and existing subscribers may experience uncertainty about our service, including the results of any integration of our satellite system with that of SIRIUS. This may adversely affect our ability to gain new subscribers and retain existing subscribers, which could adversely affect our revenues as well as the market price of our Class A common stock. Current employees may experience uncertainty about their post-merger roles with XM, and key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with XM following the merger. Other parties with which we have or are pursuing relationships, such as programmers, radio manufacturers and retailers, may defer further arrangements with us.

The merger with SIRIUS is subject to various approvals and may not occur.

We and SIRIUS must obtain shareholder approval and governmental approvals, most significantly from the FCC and either the Department of Justice or Federal Trade Commission under the antitrust laws. If we do not receive these approvals, or do not receive them in a timely manner or on satisfactory terms, then we may not be able to complete the merger. The approval needed from the FCC may be complicated by provisions of our FCC license providing for two satellite radio companies. Governmental agencies may impose limitations on the business of the combined company or require divestiture of assets as a condition to approval of the merger, which may result in one of the parties to the merger being entitled to and electing not to proceed with the merger or reduce the anticipated benefits of the merger. We cannot assure you that the merger will be completed in the anticipated time frame or at all. A failure to complete the merger may result in a decline in the market price of our Class A common stock.

We will incur significant transaction and merger-related costs in connection with the merger.

We have already incurred and will incur transaction fees and other costs related to the merger, and expect to incur significant costs associated with completing the merger and combining the operations of the two companies, which cannot be estimated accurately at this time. Further, diversion of attention from ongoing operations on the part of management and employees could adversely affect our business. Although, after the merger closes, we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and transaction-related costs over time, this net benefit may not be achieved in the near term, or at all. In addition, the terms of our debt securities may require that we or the combined company offer to repurchase those securities upon the closing of the merger, which may result in additional transaction costs. Also, speculation regarding the likelihood of the closing of the merger could increase the volatility of our share price, and pendency of the merger could make it difficult to effect other significant transactions, to the extent opportunities arise to engage in such transactions. We will incur these costs, as well as face the disruptions to our business and the harm to our relationships with subscribers, employees and business partners discussed above, even if the merger is not completed.

The merger may not provide all of the anticipated benefits.

If we are able to complete the merger, we expect to achieve various benefits from combining our and SIRIUS’s resources, including the ability to provide an increased number of channels to subscribers and synergies resulting from combining our technology and innovation efforts, as well as significant cost savings from a combined operation. Achieving the anticipated benefits of the merger will depend in part upon whether our two companies integrate our businesses in an efficient and effective manner. To date we have operated independently from SIRIUS and legal restrictions have in the past and will in the future limit planning for integration of the two companies. Accordingly, we may not be able to accomplish this integration process smoothly or successfully or in a timely manner. Any inability of management to integrate successfully the operations of our two companies, or to do so in a timely manner, could have an adverse effect on the combined company or the expected benefits from the merger.

You could lose money on your investment because our expenses exceed our revenues.

Unless we continue to increase our revenues, we may not be able to operate our business and service our indebtedness and you could lose money on your investment. Our ability to continue to increase our revenues and ultimately to become profitable will depend upon several factors, including:

•	whether we can attract and retain enough subscribers to XM Radio;

•	our ability to maintain the costs of obtaining and retaining subscribers and programming;

•	whether we compete successfully; and

•	whether our XM Radio system continues to operate at an acceptable level.

Our cumulative expenditures and losses have been significant and are expected to grow.

As of December 31, 2006, we had incurred capital expenditures of $1.7 billion and cumulative net losses approximating $3.5 billion from our inception through December 31, 2006. We expect our cumulative net losses and cumulative negative cash flows to grow as we make payments under our various distribution and programming contracts, incur marketing and subscriber acquisition costs and make interest payments on our outstanding indebtedness. If we are unable ultimately to generate sufficient revenues to become profitable and generate positive cash flow, you could lose money on your investment.

Demand for our service may be insufficient for us to become profitable.

Because we offer a relatively new service, we cannot estimate with any certainty whether consumer demand for our service will be sufficient for us to continue to increase the number of subscribers at projected rates or the degree to which we will meet that demand. Over the past year, we have had to lower our guidance with regard to the number of subscribers we expected to add during that year; and there can be no assurance that our guidance will not have to be revised in the future.

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

If demand for our service does not continue to increase as expected, we may not be able to generate enough revenues to generate positive cash flow or to become profitable.

We may need additional funding for our business plan and additional financing might not be available.

Although we believe we have sufficient cash and credit facilities available to fund our operations through when we expect our business to generate positive cash flow on an ongoing basis, we may need additional financing due to future developments or changes in our business plan. In addition, our actual funding requirements could vary materially from our current estimates. If additional financing is needed, we may not be able to raise sufficient funds on favorable terms or at all. Failing to obtain any necessary financing on a timely basis could result in a number of adverse effects that includes defaulting on our commitment to creditors, which might cause us to seek a purchaser of our business or assets.

The unfavorable outcome of pending or future litigation or investigations could have a material adverse effect on us.

During the past year we became party to several legal proceedings, regulatory inquiries and other matters arising out of various aspects of our business. They include an inquiry by the FCC based on a determination that the FM modulator wireless transmitter on certain XM radios was not in compliance with permissible emission limits, an investigation by the FTC into whether our activities are in compliance with various laws under FTC jurisdiction and most recently discussions with the FCC about issues relating to our repeater network. We are subject to pending litigation, which includes a consolidated action filed against us and our chief executive officer on behalf of purported nationwide classes of purchasers claiming violations of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, alleging various statements by us and our management failed to project accurately or disclose in a timely manner the amount of higher costs to obtain subscribers during the fourth quarter of 2005. The SEC has sent us letters asking for information relating to our subscriber targets, costs associated with attempting to reach these targets during the third and fourth quarters of 2005, the departure of one of our board members, our historic practices regarding stock options and certain other matters. We also are a party to a suit brought by a number of major record companies alleging that recently introduced XM radios that also have MP3 functionality infringe upon plaintiffs’ copyrighted sound recordings. We are participating in a Copyright Royalty Board (CRB) proceeding in order to set the royalty rate payable by XM under the statutory license covering our performance of sound recordings over the XM system for the six year period starting in January 2007. We intend to cooperate fully with the governmental investigations and to vigorously defend all of our litigation matters. However, we cannot assure a favorable outcome of any of these proceedings, or that an unfavorable outcome would not have a material adverse effect on our business or financial results.

Large payment obligations under our agreements with General Motors and other automobile manufacturers, suppliers of programming and others may prevent us from becoming profitable.

We have significant payment obligations under our agreements with automobile manufacturers, third-party suppliers of programming and licensors of program royalties. Although we recently paid General Motors approximately $237 million to eliminate obligations to pay approximately $320 million during 2007, 2008 and 2009, we still have significant remaining payment obligations under our long-term distribution agreement with General Motors. We also have or in the future will have payment obligations under agreements with other automobile manufacturers, and we will need to negotiate new or replacement agreements with these or other manufacturers over the next several years. Under our multi-year agreement with Major League Baseball® (“MLB”) for the rights to broadcast MLB games live nationwide and be the Official Satellite Radio provider of Major League Baseball®, we are obligated to pay $60 million per year through 2012. We have many other agreements and must negotiate renewal or replacement agreements with third-party suppliers of programming. Our payment obligations could increase when agreements are renewed or replaced, and will increase under the terms of certain existing agreements as the number of our subscribers increases. Changes in the cost of certain programming or other factors could cause changes to our channel line-up in the future. These payment obligations could significantly delay our becoming profitable.

We must maintain and pay license fees for music rights, and we may have disputes with copyright holders.

We must maintain music programming royalty arrangements with and pay license fees to Broadcast Music, Inc. (“BMI”), the American Society of Composers, Authors and Publishers (“ASCAP”) and the Society of European Stage Authors and Composers, Inc. (“SESAC”). These organizations represent copyright users, collect royalties and distribute them to songwriters and music publishers. We have a new five year agreement with ASCAP which establishes the license fee amounts payable, but need to renegotiate the license fees under our agreements with the other entities. Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, we also have to negotiate royalty arrangements with the copyright owners of the sound recordings, or if negotiation is unsuccessful, have the royalty rate established by a copyright royalty board. New royalties with the Recording Industry Association of America (“RIAA”), through its subsidiary, SoundExchange, need to be set, and over the next year that royalty is to be set by the copyright royalty board. We are participating in a Copyright Royalty Board (CRB) proceeding in order to set the royalty rate payable by XM under the statutory license covering our performance of sound recordings over the XM system for the six year period starting in January 2007. We cannot assure you that royalty fees will remain at current levels or that arbitration or litigation, in addition to the CRB proceeding, will not arise in connection with royalty arrangements, and we cannot predict what the royalty rates and other costs to our company from any such proceeding, or a settlement of such a dispute or disputes, might be.

We have been sued by several companies in the recording industry alleging that XM radios that also have MP3 functionality infringe upon plaintiffs’ copyrighted sound recordings. We believe these new XM radios, which have various functionalities widely available to consumers, comply with applicable copyright law, including the Audio Home Recording Act. Our motion to dismiss this matter was denied. However, there can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to the Company’s business, consolidated results of operations or financial position.

Our inability to retain customers, including those who purchase or lease vehicles that include a subscription to our service, could adversely affect our financial performance.

We cannot predict how successful we will be at retaining customers who purchase or lease vehicles that include a subscription to our service as part of the promotion of our product. Over the past several quarters we have retained approximately 52% to 61% of the customers who receive a promotional subscription as part of the purchase or lease of a new vehicle, but that percentage does vary over time and the amount of data on the percentage is limited. We do not know if the percentage will change as the number of customers with promotional subscriptions increases.

We experience subscriber churn, with respect to our self-pay or non-promotional customers as well. Because we have been in commercial operations for a relatively short period of time, we cannot predict the amount of churn we will experience over the longer term. Our inability to retain customers who purchase or lease new vehicles with our service beyond the promotional period and subscriber churn could adversely affect our financial performance and results of operations.

Loss or premature degradation of our existing satellites could damage our business.

We placed our XM-3 (“Rhythm”) and XM-4 (“Blues”) satellites into service during the second quarter of 2005 and fourth quarter of 2006, respectively. Our XM-1 and XM-2 satellites experienced progressive degradation problems common to early Boeing 702 class satellites and now serve as in-orbit spares. During 2007, we entered into a sale leaseback transaction with respect to the transponders on our XM-4 satellite. If we fail to make the required payments under this arrangement, we could lose the right to use XM-4 to broadcast our service. The terms of this arrangement also require that upon the occurrence of specified events, including an operational failure or loss of XM-4, then we have to repurchase the satellite and we may not receive sufficient insurance proceeds to do so. An operational failure or loss of XM-3 or XM-4 would, at least temporarily, affect the quality of our service, and could interrupt the continuation of our service and harm our business. We likely would not be able to complete and launch our XM-5 satellite before the second half of 2008. In the event of any satellite failure prior to that time, we would need to rely on our back-up satellites, XM-1 and XM-2. We cannot assure you that restoring service through XM-1 and XM-2 would allow us to maintain adequate broadcast signal strength through the in-service date of XM-5, particularly if XM-1 or XM-2 were to suffer unanticipated additional performance degradation or experience an operational failure.

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

Insurance proceeds may not fully cover our losses. For example, our insurance does not cover the full cost of constructing, launching and insuring new satellites, nor will it cover and we do not have protection against business interruption, loss of business or similar losses. Also, our insurance contains customary exclusions, salvage value provisions, material change and other conditions that could limit our recovery. Further, any insurance proceeds may not be received on a timely basis in order to launch a spare satellite or construct and launch a replacement satellite or take other remedial measures. In addition, some of our policies are subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. If we experience a loss that is uninsured or that exceeds policy limits, this may impair our ability to make timely payments on our outstanding notes and other financial obligations.

Competition could adversely affect our revenues.

In seeking market acceptance of our service, we encounter competition for both listeners and advertising revenues from many sources, including Sirius Satellite Radio, the other U.S. satellite radio licensee; traditional and digital AM/FM radio; Internet based audio providers; MP3 players; direct broadcast satellite television audio service; digital media services; and cable systems that carry audio service.

SIRIUS has announced that it had over 6 million subscribers as of December 31, 2006, including over 2.7 million net new subscribers during the year then ended. SIRIUS broadcasts over 130 channels of programming and offers certain programming that we do not offer, including the Howard Stern radio show. SIRIUS Radio service is offered as a dealer- and/or factory-installed option on a number of vehicle model brands, including certain ones that do not offer XM. SIRIUS has announced a number of new competitive product offerings. SIRIUS also is a partner in a Canadian joint venture partnership that competes with our Canadian licensee in providing satellite radio service in Canada.

Unlike XM Radio, traditional AM/FM radio already has a well-established and dominant market presence for its services and generally offers free broadcast reception supported by commercial advertising, rather than by a subscription fee. Also, many radio stations offer information programming of a local nature, which XM Radio is not expected to offer as effectively as local radio, or at all. To the extent that consumers place a high value on these features of traditional AM/FM radio, we are at a competitive disadvantage to the dominant providers of audio entertainment services. Some radio stations have reduced the number of commercials per hour, expanded the range of music played on the air and are experimenting with new formats in order to compete with satellite radio.

Digital (or HD or high definition) radio broadcast services have been expanding, and as many as 1,000 radio stations in the U.S. have begun digital broadcasting and approximately 3,000 have committed to broadcasting in digital format. The technology permits broadcasters to transmit as many as five stations per frequency. To the extent that traditional AM/FM radio stations adopt digital transmission technology such as that offered by iBiquity and to the extent such technology allows signal quality that rivals our own, any competitive advantage that we enjoy over traditional radio because of our digital signal would be lessened. A group of major broadcast radio networks recently created a coalition to jointly market digital radio services.

Internet radio broadcasts have no geographic limitations and can provide listeners with radio programming from around the country and the world. We expect that improvements from higher bandwidths, faster modems, wider programming selection and mobile internet service, will make Internet radio increasingly competitive.

The Apple iPod®, a portable digital music player that stores up to 20,000 songs, allows users to download and purchase music through Apple’s iTunes® Music Store, which offers over 4 million songs, 100,000 podcasts, 20,000 audio books, 5,000 music videos, 250 feature films and 350 television shows. Apple has disclosed that it sold over 39 million iPods® during its fiscal 2006 year. The iPod® is also compatible with certain car stereos and various home speaker systems. Our portable digital audio players including those with MP3 capability compete with the iPod® and other downloading technology and devices; and some consumers may use their digital music players in their vehicles rather than subscribe to XM Radio.

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

We are still spending substantial funds on advertising and marketing and in transactions with car and radio manufacturers and other parties to obtain or as part of the expense of attracting new subscribers, including our subscriber acquisition costs and costs per gross (or net) subscriber addition. Our ability to achieve cash flow breakeven and profitability within the expected timeframe or at all depends on our ability to continue to maintain or lower these costs, which vary over time based on a number of factors. If the costs of attracting new subscribers are greater than expected, our financial performance and results of operations could be adversely affected.

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

As an owner of one of two FCC licenses to operate a commercial satellite radio service in the United States, an operator of a terrestrial repeater system and the holder of authorizations for the production of certain satellite radios, we are subject to FCC rules and regulations and the terms of our licenses and other authorizations. We are required, among other things, to operate only within specified frequencies and other limitations, and to meet certain conditions such as the availability of radios interoperable with both our system and the other licensed satellite radio system; coordination of our satellite radio service with radio systems operating in the same range of frequencies in neighboring countries; and coordination of our communications links to our satellites with other systems that operate in the same frequency band. Non-compliance by us with these requirements or conditions could result in fines, additional license conditions, license revocation or other detrimental FCC actions.

The FCC has not issued final rules authorizing terrestrial repeaters.

The FCC has not yet issued final rules permitting us to deploy terrestrial repeaters to fill gaps in satellite coverage. We are operating our repeaters on a non-interference basis pursuant to grants of Special Temporary Authority (“STA”) from the FCC, which have expired. We have applied for extensions of these STAs and can continue to operate our terrestrial repeaters pending a final determination on these requests. We have made filings with the Federal Communications Commission (FCC) to update the information underlying our Special Temporary Authority (STA) with respect to our repeater network, including repeater power levels, locations and antenna characteristics. We have held meetings with the staff of the FCC regarding these matters. In February 2007, we received a letter of inquiry from the FCC relating to these matters. One grant of STA and our request to update are currently being opposed by operators of terrestrial wireless systems and others. This proceeding may result in the imposition of financial penalties against us or adverse changes to our repeater network resulting from having repeaters turned off or otherwise modified in a manner that would reduce service quality in the affected areas.

One of our major business partners is experiencing financial difficulties.

On October 8, 2005, Delphi and 38 of its domestic U.S. subsidiaries, which we refer to collectively as Delphi, filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Delphi manufactures, in factories outside the United States, XM radios for installation in various brands of GM vehicles. Delphi also distributes to consumer electronics retailers various models of XM radios manufactured abroad. Pursuant to an order of the Bankruptcy Court dated January 5, 2007, Delphi Corporation secured replacement debtor-in-possession financing up to an aggregate principal amount of $4.5 billion. The financing is guaranteed by all of the other Delphi entities, which are debtors in the Delphi bankruptcy cases and is to be used in part to repay in full certain outstanding pre-bankruptcy loans and all loans and obligations under Delphi’s original debtor-in-possession financing. Delphi has also stated that its overall liquidity (including funds on hand outside the United States that Delphi does not plan to repatriate to fund U.S. operations) will support its global operations outside the U.S. and help assure the continued adequacy of working capital throughout Delphi’s global business units. Delphi has stated that its plants should continue normal operations and GM has stated that Delphi expects no disruption in its ability to supply GM with the systems, components and parts GM needs. Delphi has advised us that it expects no disruption in the continued supply of XM radios. However, we cannot estimate with any reasonable assurance the impact, if any, on XM or GM that may ultimately result from Delphi’s petition for reorganization under Chapter 11.

Our substantial indebtedness could adversely affect our financial health, which could reduce the value of our securities.

As of December 31, 2006, the total accreted value and carrying value of our indebtedness was $1.3 billion. We may issue more debt securities if we believe we can raise money on favorable terms. Most of our indebtedness will mature in 2013 and 2014. However, our substantial indebtedness could have important consequences to you. For example, it could:

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

Our ability to generate advertising revenues will depend on several factors, including the level and type of market penetration of our service, competition for advertising dollars from other media, and changes in the advertising industry and economy generally. We directly compete for audiences and advertising revenues with Sirius Satellite Radio, the other satellite radio licensee, and traditional AM/FM radio stations, some of which maintain longstanding relationships with advertisers and possess greater resources than we do, and “new media,” including internet, internet radio and podcasts. Because we offer our radio service to subscribers on a pay-for-service basis, certain advertisers may be less likely to advertise on our radio service.

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

Third-party content is an important part of the marketing of the XM Radio service and obtaining third-party content can be expensive. We have a multi-year agreement with Major League Baseball® (“MLB”) to broadcast MLB games live nationwide, and to become the Official Satellite Radio provider of Major League Baseball®, for which we have paid or will pay $60 million for 2006 and $60 million per year thereafter through 2012. We have many other agreements and must negotiate new agreements with third-party suppliers of programming. Such programming is expensive, and may be more expensive in the future, given the growth of the satellite radio industry and amounts paid for other programming. Changes in the cost of certain programming or other factors may cause changes to our channel line-up in the future. Our ability to obtain necessary third-party content at a reasonable cost and re-negotiate programming agreements successfully will impact our financial performance and results of operations.

We depend on certain on-air talent and other people with special skills. If we cannot retain these people, our business could suffer.

We employ or independently contract with on-air talent who maintain significant loyal audiences in or across various demographic groups. We cannot assure that our on-air talent will remain with us or will be able to retain their respective audiences. If we lose the services of one or more of these individuals, and fail to attract comparable on-air talent with similar audience loyalty, the attractiveness of our service to subscribers and advertisers could decline, and our business could be adversely affected. We also depend on the continued efforts of our executive officers and key employees, who have specialized technical knowledge regarding our satellite and radio systems and business knowledge regarding the radio industry and subscription services. If we lose the services of one or more of them, or fail to attract qualified replacement personnel, it could harm our business and our future prospects.

The market price of our securities could be hurt by substantial price and volume fluctuations.

Historically, securities prices and trading volumes for growth stocks fluctuate widely for a number of reasons, including some reasons that may be unrelated to their businesses or results of operations. This market volatility could depress the price of our securities without regard to our operating performance. In addition, our operating or financial results may be below the expectations of public market analysts and investors. If this were to occur, the market price of our securities would likely decrease, and such decreases could be significant.

Future issuances or sales of our Class A common stock could lower our stock price or impair our ability to raise funds in new stock offerings.

We have issued and outstanding securities exercisable for or convertible into a significant number of shares of our Class A common stock. The conversion or exercise of these existing securities could lead to a significant increase in the amount of

Class A common stock outstanding. As of December 31, 2006, we had outstanding approximately 306 million shares of Class A common stock. On a pro forma basis as of December 31, 2006, if we issued all shares issuable upon conversion or exercise of outstanding securities, we would have had approximately 360 million shares of Class A common stock outstanding on that date. Issuances of a large number of additional shares could adversely affect the market price of our Class A common stock. Most of the shares of our Class A common stock that are not already publicly-traded, including those held by affiliates, have been registered by us for resale into the public market. The sale into the public market of a large number of privately-issued shares also could adversely affect the market price of our Class A common stock and could impair our ability to raise funds in additional stock offerings.

It may be hard for a third party to acquire us, and this could depress our stock price.

We are a Delaware company with unissued preferred stock, the terms of which can be set by our board of directors. Our shareholder rights plan, which includes a waiver in respect of our proposed merger with SIRIUS, could make it difficult for a third party to acquire us, even if doing so would benefit our security holders. The rights issued under the plan have certain anti-takeover effects. The rights will cause substantial dilution to a person or group that attempts to acquire us in a manner or on terms not approved by our board of directors. The rights should not deter any prospective offeror willing to negotiate in good faith with our board of directors. Nor should the rights interfere with any merger or other business combination approved by our board of directors. However, anti-takeover provisions in Delaware law and the shareholder rights plan could depress our stock price and may result in entrenchment of existing management, regardless of their performance.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Location	Purpose	Own/Lease
Washington, DC	Corporate headquarters, studio/production facilities	Own
Washington, DC	Data center	Own
Deerfield Beach, Florida	Office and technical/engineering facilities	Lease
New York, New York	Office and studio/production facilities	Lease
New York, New York	Studio/production facilities @ Jazz at Lincoln Center	Lease
Nashville, Tennessee	Studio/production facilities @ the Country Music Hall of Fame	Lease
Chicago, Illinois	Studio/production facility	Lease

The corporate headquarters and data center located in Washington, DC are subject to mortgage liens in favor of the equity owner of the lessor of the transponders of our XM-4 satellite.

The Company’s four satellites are in geostationary orbits. XM-1 and XM-2 are collocated at the 115° West Longitude orbital location along with XM-4; while XM-3 is located at the 85° West Longitude orbital location. In February 2007, we entered into a sale leaseback transaction with respect to the transponders on XM-4. The lease term for the XM-4 transponders is nine years with an early buy-out option in year five and a buy-out option at the end of the term. The Company also has approximately 800 terrestrial repeaters in operation to ensure XM signal coverage.

ITEM 3.    LEGAL PROCEEDINGS

We are currently subject to claims, potential claims, inquiries or investigations, or party to legal proceedings, in various matters described below. In addition, in the ordinary course of business we become aware from time to time of claims, potential claims, inquiries or investigations, or may become party to legal proceedings arising out of various matters, such as contract matters, employment related matters, issues relating to our repeater network, product liability issues, copyright, patent, trademark or other intellectual property matters and other federal regulatory matters.

Litigation and Arbitration

Securities class action — A consolidated action is pending in the United States District Court for the District of Columbia on behalf of a purported nationwide class of purchasers of XM’s common stock between July 28, 2005 and February 16, 2006 against XM and its chief executive officer. The complaint, as amended in September 2006, seeks an unspecified amount of damages and claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, alleging various statements made during the putative class period by us and our management failed to project accurately or disclose in a timely manner the amount of higher costs to obtain subscribers during the fourth quarter of 2005. We have filed a motion to dismiss this matter.

We believe the allegations are without merit, and we intend to vigorously defend this matter. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to our business, consolidated results of operations or financial position.

Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc and Warner Bros. Records Inc. v. XM Satellite Radio Inc. — Plaintiffs filed this action in the United States District Court for the Southern District of New York on May 16, 2006. The complaint seeks monetary damages and equitable relief, alleging that recently introduced XM radios that also have MP3 functionality infringe upon plaintiffs’ copyrighted sound recordings. Our motion to dismiss this matter was denied in January 2007.

We believe these allegations are without merit and that these products comply with applicable copyright law, including the Audio Home Recording Act, and we intend to vigorously defend the matter. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to our business, consolidated results of operations or financial position.

Matthew Enderlin v. XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. — Plaintiff filed this action in the United States District Court for the Eastern District of Arkansas on January 10, 2006 on behalf of a purported nationwide class of all XM subscribers. The complaint alleges that we engaged in a deceptive trade practice under Arkansas and other state laws by representing that our music channels are commercial-free. We have filed an answer to the complaint, and instituted arbitration with the American Arbitration Association pursuant to the compulsory arbitration clause in our customer service agreement. The arbitration has been stayed pending judicial determination whether a court or the arbitrator decides arbitrability. The matter is currently pending before the United States Court of Appeals for the Eight Circuit from the denial of a stay by the district court. We believe the suit is without merit and intend to vigorously defend the matter. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to our business, consolidated results of operations or financial position.

Copyright Royalty Board Arbitration — We are participating in a Copyright Royalty Board (CRB) proceeding in order to set the royalty rate payable by XM under the statutory license covering our performance of sound recordings over the XM system for the six year period starting in January 2007. XM and SIRIUS have recently filed their direct cases with the CRB proposing a rate of 0.88% of each of their adjusted gross revenues for this statutory license. SoundExchange, a collective operated on behalf of owners of copyrighted recordings, such as the major record labels, has filed a direct case proposing a rate increasing from 10% of adjusted gross revenues for the first year of the license increasing each year to over 23% during the final year of the license term; their requested guaranteed minimums could result in a rate in excess of the foregoing percentages. We are also participating in a concurrent proceeding to set the royalty rate payable by XM under the statutory license covering our performance of sound recordings over XM channels transmitted over the DIRECTV satellite television system. We anticipate that hearings in these matters will take place in early 2007, and that the CRB will render its decision by the end of 2007. There can be no assurance regarding the ultimate outcome of these matters, or their significance to our business, consolidated results of operations or financial position.

Satellite Insurance Settlement Update — In July 2004, we reached agreement with insurers covering 80% of the aggregate sum insured in connection with the progressive solar array power degradation issue that is common to the first six Boeing 702 class satellites put in orbit (XM-2 and XM-1 were the fifth and sixth Boeing 702s launched). The settlement was at a rate equal to 44.5% of the proportionate amount covered by each of these insurers, representing a total recovery of approximately $142 million from these insurers. We were notified that we were not successful in our arbitration claim against the remaining insurers, and will not receive any further insurance proceeds with regard to this issue. The result of this arbitration did not affect the July 2004 agreements with respect to the 80% of the aggregate sum insured.

Regulatory Matters and Inquiries

Federal Communication Commission (“FCC”)

FCC Receiver Matter — As we have previously disclosed, we have received inquiries from, and responded to, the Federal Communications Commission regarding FM modulator wireless transmitters in various XM radios not in compliance with permissible emission limits. No health or safety issues have been involved with these wireless XM radios.

We have implemented a series of design and installation modifications, and through October 2006, we obtained new certifications for six models of modified XM radios using our new SureConnect technology. In addition, we have implemented a regulatory compliance plan, including the appointment of an FCC regulatory compliance officer, to monitor FCC regulatory compliance, specifically with reference to the design, verification/certification, and production of XM radio receivers.

We have been submitting documents to the FCC and are in discussions with the FCC to resolve this matter. We cannot predict at this time the extent of any further actions that we will need to undertake or any financial obligations we may incur.

There can be no assurance regarding the ultimate outcome of this matter, or its significance to our business, consolidated results of operations or financial position.

FCC Repeater Network Matter — We have recently filed for both a 30-day Special Temporary Authority (STA) and a 180-day STA with respect to our terrestrial repeater network. We are seeking authority to continue to operate our entire repeater network despite the fact that the characteristics of certain repeaters, as built, differ from the submitted data in the original STAs granted for our repeater network. These differences include some repeaters not being built in the exact locations, or with the same antenna heights, power levels, or antenna characteristics than set forth in the earlier STAs. Prior to making these recent filings, we reduced the power or discontinued operation of certain repeaters. As a result, we believe that service quality in portions of the affected metro areas has been somewhat reduced, including in terms of more frequent interruptions and/or occasional outages to the service. There has been no impact on the satellite signal. We have recently held meetings with the staff of the FCC regarding these matters. In February 2007, we received a letter of inquiry from the FCC relating to these matters. This proceeding may result in the imposition of financial penalties against us or adverse changes to our repeater network resulting from having repeaters turned off or otherwise modified in a manner that would reduce service quality in the affected areas. There can be no assurance regarding the ultimate outcome of this matter, or its significance to our business, consolidated results of operations or financial position.

These recent STA requests are distinct from (and if granted would modify) the STAs originally granted by the FCC relating to our commencing and continuing operation of the repeater network. As we have been disclosing for many years, the FCC has not yet issued final rules permitting us (or SIRIUS) to deploy terrestrial repeaters, and we have been deploying and operating our repeater network based on those early STAs and requests we have filed previously to extend the time periods of those STAs, which have expired. We (and SIRIUS) and others have been requesting that the FCC establish final rules for repeater deployment.

Federal Trade Commission (“FTC”)

FTC Inquiry — On April 25, 2006, we received a letter from the Federal Trade Commission stating that they are conducting an inquiry into whether our activities are in compliance with various acts, including the FTC Act, the Telemarketing Sales Rule, the Truth in Lending Act and the CAN-SPAM Act. This letter requests information about a variety of our marketing activities, including free trial periods, rebates, telemarketing activities, billing and customer complaints.

We have been submitting documents to the agency in response to the letter and are cooperating fully with this inquiry. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to our business, consolidated results of operations or financial position.

Securities and Exchange Commission (“SEC”)

SEC Inquiry — As previously disclosed, by letter dated August 31, 2006 and subsequent follow-up letters, the Staff of the Securities and Exchange Commission (“SEC”) requested that we voluntarily provide documents to the Staff, including information relating to our subscriber targets, costs associated with attempting to reach those targets during the third and fourth quarters of 2005, the departure of Mr. Roberts from our board of directors, our historic practices regarding stock options and certain other matters. In this connection we retained outside counsel, who engaged an independent accounting advisor, to conduct a review of our stock option practices. The inquiry did not reveal the existence of material errors in any prior financial statements.

We have been submitting documents to the SEC in response to their requests and are cooperating fully with this inquiry. There can be no assurance regarding the ultimate outcome of these SEC matters, or the significance, if any, to our business, consolidated results of operations or financial position.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock has been quoted on The NASDAQ National Market under the symbol “XMSR” since its initial public offering on October 5, 1999 at a price to the public of $12.00 per share. The following table presents, for the period indicated, the high and low sales prices per share of the Class A common stock as reported on The NASDAQ National Market:

	High	Low
2005:
First Quarter	$38.28	$27.99
Second Quarter	34.83	26.16
Third Quarter	37.31	32.57
Fourth Quarter	36.91	26.99

2006:
First Quarter	30.46	19.66
Second Quarter	24.21	12.77
Third Quarter	14.98	9.63
Fourth Quarter	16.08	9.91

2007:
First Quarter (through January 31, 2007)	17.14	13.90

On January 31, 2007, the reported last sale price of our Class A common stock on The NASDAQ National Market was $14.21 per share. As of January 31, 2007, there were 1,888 holders of record of our Class A common stock.

Dividend Policy

We have not declared or paid any dividends on our Class A common stock since our date of inception. Our Series B convertible redeemable preferred stock restricted us from paying dividends on our Class A common stock unless full cumulative dividends had been paid or set aside for payment on all shares of our Series B convertible redeemable preferred stock. The terms of our Series C convertible redeemable preferred stock contained similar restrictions. In accordance with its terms, we paid dividends on the Series B convertible redeemable preferred stock in Class A common stock. The Series C convertible redeemable preferred stock provided for cumulative dividends payable in cash. As no dividends were declared on the Series C convertible redeemable preferred stock, the value of the cumulative dividends increased the liquidation preference. As of December 31, 2006, there were no outstanding shares of our Series B convertible redeemable preferred stock or Series C convertible redeemable preferred stock. The indentures governing our subsidiary XM Satellite Radio Inc.’s senior notes restrict XM Satellite Radio Inc. from paying dividends to us, which, in turn, will significantly limit our ability to pay dividends. We do not intend to pay cash dividends on our Class A common stock in the foreseeable future. We anticipate that we will retain any earnings for use in our operations and the expansion of our business.

Purchases of Equity Securities

The following purchases of the Company’s Class A common stock were completed during the three months ended December 31, 2006.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - October 31, 2006	—	$—	—	—
November 1, 2006 - November 30, 2006	5,502	$14.03	—	—
December 1, 2006 - December 31, 2006	—	$—	—	—

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under the Company’s 1998 Shares Award Plan.

Stockholder Return Performance Graph

The following graph shows the cumulative total stockholder return on the Company’s Class A common stock compared to the Standard & Poor’s 500 Stock Index, the NASDAQ Telecommunications Index, composed of publicly traded companies which are principally in the telecommunications business, and the NASDAQ 100 Stock Index for the periods between December 31, 2001 and December 31, 2006. The Company has included the NASDAQ 100 Stock Index, which represents the largest non-financial companies listed on The NASDAQ Stock Market based on market capitalization, because it was added to this index in December 2004. The graph assumes $100 was invested on December 31, 2001 in (1) the Company’s Class A common stock, (2) the Standard & Poor’s 500 Stock Index, (3) the NASDAQ Telecommunications Index and (4) the NASDAQ 100 Index. Total stockholder return is measured by dividing total dividends, assuming dividend reinvestment, plus share price change for a period by the share price at the beginning of the measurement period.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

AMONG XM SATELLITE RADIO HOLDINGS INC., THE S&P 500 INDEX,

THE NASDAQ TELECOMMUNICATIONS INDEX AND THE NASDAQ 100 INDEX

*	$100 invested on 12/31/2001 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Stockholder Return Performance Table

	Nasdaq Telecommunications Index Index	S&P 500 Index	Nasdaq 100 Index	XM Satellite Radio Holdings Inc.
December 31, 2001	$100.00	$100.00	$100.00	$100.00
December 31, 2002	45.97	76.63	62.42	14.65
December 31, 2003	77.58	96.85	93.08	143.19
December 31, 2004	83.78	105.56	102.79	204.90
December 31, 2005	77.74	108.73	104.32	148.58
December 31, 2006	99.32	123.54	111.40	78.70

ITEM 6.    SELECTED FINANCIAL DATA

XM Satellite Radio Holdings Inc. and Subsidiaries

In considering the following selected consolidated financial data, you should also read our Consolidated Financial Statements and accompanying Notes, and the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The Consolidated Statements of Operations data for the five-year period ended December 31, 2006 and the Consolidated Balance Sheets data as of December 31, 2006, 2005, 2004, 2003 and 2002 are derived from our Consolidated Financial Statements. These statements have been audited by KPMG LLP, independent registered accounting firm. We have not declared or paid any dividends on our Class A common stock since our date of inception.

	Years ended December 31,
(in thousands, except share, per share and subscriber data)	2006	2005	2004	2003	2002
Revenue	$933,417	$558,266	$244,443	$91,781	$20,181
Operating expenses:
Cost of revenue	590,738	405,293	201,935	147,952	122,456
Research & development (excludes depreciation &amortization, shown below)	37,428	31,218	23,513	12,285	10,843
General & administrative (excludes depreciation &amortization, shown below)	88,626	43,864	28,555	27,418	26,448
Marketing (excludes depreciation & amortization, shown below)	450,843	487,556	304,316	200,267	169,165
Impairment of goodwill	—	—	—	—	11,461
Depreciation & amortization	168,880	145,870	147,165	158,317	118,588

Total operating expenses	1,336,515	1,113,801	705,484	546,239	458,961

Operating loss	(403,098)	(555,535)	(461,041)	(454,458)	(438,780)
Other income (expense):
Interest income	21,664	23,586	6,239	3,066	5,111
Interest expense	(121,304)	(107,791)	(85,757)	(110,349)	(63,573)
Loss from de-leveraging transactions	(122,189)	(27,552)	(76,621)	(24,749)	—
Loss from impairment of investments	(76,572)	—	—	—	—
Equity in net loss of affiliate	(23,229)	(482)	—	—	—
Other income	5,842	3,389	2,129	1,955	2,230

Net loss before income taxes	(718,886)	(664,385)	(615,051)	(584,535)	(495,012)
Benefit from (provision for) deferred income taxes	14	(2,330)	(27,317)	—	—

Net loss	(718,872)	(666,715)	(642,368)	(584,535)	(495,012)
8.25% Series B and C preferred stock dividend requirement	(6,127)	(8,597)	(8,802)	(17,569)	(20,859)
8.25% Series B preferred stock retirement gain (loss)	(755)	—	—	8,761	—
8.25% Series C preferred stock retirement loss	(5,938)	—	—	(11,537)	—

Net loss attributable to common stockholders	$(731,692)	$(675,312)	$(651,170)	$(604,880)	$(515,871)

Net loss per common share: basic and diluted	$(2.70)	$(3.07)	$(3.30)	$(4.83)	$(5.95)
Weighted average shares used in computing net loss per common share—basic and diluted	270,586,682	219,620,468	197,317,607	125,176,320	86,735,257

Other Data:
Adjusted EBITDA (1)	$(166,172)	$(403,699)	$(311,856)	$(293,138)	$(318,683)
Total ending subscribers (2)	7,628,552	5,932,957	3,229,124	1,360,228	347,159
Cash flow from operating activities	$(462,091)	$(166,717)	$(75,205)	$(245,123)	$(294,289)
Cash flow from investing activities	$(264,447)	$(206,123)	$(36,329)	$14,621	$(7,036)
Cash flow from financing activities	$233,763	$365,964	$411,094	$615,991	$151,646

	December 31,
(in thousands)	2006	2005	2004	2003	2002
Selected Balance Sheet Data:
Cash and cash equivalents (3)	$218,216	$710,991	$717,867	$418,307	$32,818
Restricted investments	2,098	5,438	4,492	4,151	29,742
System under construction	126,049	216,527	329,355	92,577	55,016
Property and equipment, net	849,662	673,672	461,333	709,501	847,936
DARS license	141,387	141,276	141,227	141,200	144,042
Investments	80,592	187,403	—	—	—
Total assets	1,840,618	2,223,661	1,821,635	1,526,782	1,160,280
Total subscriber deferred revenue	427,193	360,638	152,347	53,884	12,297
Total deferred income	140,695	151,210	—	—	—
Long-term debt, net of current portion	1,286,179	1,035,584	948,741	743,254	412,540
Total liabilities	2,238,498	2,142,713	1,485,472	993,894	567,969
Stockholders’ equity (deficit) (4)	(397,880)	80,948	336,163	532,888	592,311

(1)	Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA is defined as EBITDA excluding loss from de-leveraging transactions, loss from impairment of investments, equity in net loss of affiliate, other income (expense) and stock-based compensation. We believe that Adjusted EBITDA provides a better measure of our core business operating results and improves comparability. This non-GAAP measure should be used in addition to, but not as a substitute for, the analysis provided in the statement of operations. We believe Adjusted EBITDA is a useful measure of our operating performance. Adjusted EBITDA is a significant basis used by management to measure our success in acquiring, retaining and servicing subscribers because we believe this measure provides insight into our ability to grow revenues in a cost-effective manner. Adjusted EBITDA is a calculation used as a basis for investors, analysts and credit rating agencies to evaluate and compare the periodic and future operating performances and value of similar companies in our industry.

Because we have funded the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. We believe Adjusted EBITDA provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. We believe it is appropriate to exclude depreciation, amortization and interest expense due to the variability of the timing of capital expenditures, estimated useful lives and fluctuation in interest rates. We exclude income taxes due to our tax losses and timing differences, certain periods will reflect a tax benefit, while others an expense, in which neither are reflective of our operating results. Because of the variety of equity awards used by companies, the varying methodologies for determining stock-based compensation expense and the subjective assumptions involved in those determinations, we believe excluding stock-based compensation expense enhances the ability of management and investors to compare our core operating results with those similar companies in our industry.

Equity in net loss of affiliate represents our share of losses in an affiliate in which we exercise significant influence, but do not control. Management believes it is appropriate to exclude this loss when evaluating the performance of our core business operations. Additionally, we exclude loss from de-leveraging transactions, loss from impairment of investments and other income (expense) because these items represent activity outside of our core business operations.

There are limitations associated with the use of Adjusted EBITDA in evaluating our company compared with net loss, which reflects overall financial performance. These limitations include the inclusion of: (1) interest income, (2) interest expense, (3) income taxes, (4) depreciation and amortization, (5) loss from de-leveraging transactions, (6) loss from impairment of investments, (7) equity in net loss of affiliate, (8) other income (expense) and (9) stock-based compensation in the computation of net loss. Users that wish to compare and evaluate our company based on our net loss should refer to our Consolidated Statements of Operations. Adjusted EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under United States generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. In addition, our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

The calculation of Adjusted EBITDA is shown below (in thousands):

	Years ended December 31,
	2006	2005	2004	2003	2002
Reconciliation of Net loss to Adjusted EBITDA:
Net loss as reported	$(718,872)	$(666,715)	$(642,368)	$(584,535)	$(495,012)
Add back Net loss items not included in EBITDA:
Interest income	(21,664)	(23,586)	(6,239)	(3,066)	(5,111)
Interest expense	121,304	107,791	85,757	110,349	63,573
Depreciation & amortization	168,880	145,870	147,165	158,317	118,588
(Benefit from) provision for deferred income taxes	(14)	2,330	27,317	—	—

EBITDA	(450,366)	(434,310)	(388,368)	(318,935)	(317,962)
Add back EBITDA items not included in Adjusted EBITDA:
Loss from de-leveraging transactions	122,189	27,552	76,621	24,749	—
Loss from impairment of investments	76,572	—	—	—	—
Equity in net loss of affiliate	23,229	482	—	—	—
Other (income) expense	(5,842)	(3,389)	(2,129)	(1,955)	(2,230)
Stock-based compensation	68,046	5,966	2,020	3,003	1,509

Adjusted EBITDA	$(166,172)	$(403,699)	$(311,856)	$(293,138)	$(318,683)

(2)	We consider subscribers to be those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those that are currently in promotional periods paid in part by vehicle manufacturers, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments.
(3)	In addition to the Cash and cash equivalents available to the Company, the Company has a $250 million credit facility with a group of banks and a $150 million credit facility with GM.
(4)	We have not declared or paid any dividends on our Class A common stock since our date of inception.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Proposed Merger

On February 19, 2007, XM and Sirius Satellite Radio Inc. (“SIRIUS”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which XM and SIRIUS will combine our businesses through a merger of XM and a newly formed, wholly owned subsidiary of SIRIUS (the “Merger”).

Each of XM and SIRIUS has made customary representations and warranties and covenants in the Merger Agreement. The completion of the Merger is subject to various closing conditions, including obtaining the approval of XM’s and SIRIUS’s stockholders and receiving certain regulatory and antitrust approvals (including from the Federal Communications Commission and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended).

Statements in the following discussion and analysis relating to our business strategies, operating plans, planned expenditures, expected capital requirements and other forward-looking statements regarding our business do not take into account potential future impacts of our proposed merger with SIRIUS.

Executive Summary

We are America’s leading satellite radio service company, providing music, news, talk, information, entertainment and sports programming for reception by vehicle, home and portable radios nationwide and over the Internet to over 7.7 million subscribers. Our basic monthly subscription fee is $12.95. We believe XM Radio appeals to consumers because of our innovative and diverse programming, nationwide coverage, many commercial-free music channels and digital sound quality.

Our channel lineup includes more than 170 digital channels of choice from coast to coast. We broadcast from our studios in Washington, DC, New York City, including Jazz at Lincoln Center, Chicago and the Country Music Hall of Fame in Nashville. We have added new and innovative programming to our core channel categories of music, sports, news, talk and entertainment. Also included in the XM Radio service, at no additional charge, are the XM customizable sports and stock tickers available to users of certain receivers and other online services.

Our target market includes the more than 240 million registered vehicles including the 16.5 million new cars sold each year as well as the over 110 million households in the United States. In addition, some of our recent and upcoming product offerings focus on the portable and wearable audio markets. Broad distribution of XM Radio through new automobiles and through mass market retailers is central to our business strategy. We are the leader in satellite-delivered entertainment and data services for new automobiles through partnerships with General Motors, Honda/Acura, Toyota/Lexus/Scion, Hyundai, Nissan/Infiniti, Porsche, Suzuki and Isuzu and available in more than 140 different vehicle models for model year 2007. XM radios are available under the Delphi, Pioneer, Samsung, Alpine, Audiovox, Sony, Polk and other brand names at national consumer electronics retailers, such as Best Buy, Circuit City, Wal-Mart, Target and other national and regional retailers. These mass market retailers support our expanded line of car stereo, home stereo, plug and play and portable handheld products.

Operational Highlights

We summarize our business growth and operational results through the metrics of subscriber growth, revenue growth, ARPU, SAC, CPGA and Adjusted EBITDA.

•	During 2006, our ending subscribers increased 29% compared to 2005, to 7,628,552 subscribers.

•	Total revenues in 2006 were $933.4 million, a 67% increase from $558.3 million in 2005.

•	Our average monthly subscription revenue per subscriber (ARPU) increased from $9.51 in 2005 to $10.09 in 2006.

•	Subscriber Acquisition Costs (SAC) remained flat at $64 for 2005 and 2006.

•	Cost Per Gross Acquisition (CPGA) decreased from $109 in 2005 to $108 in 2006.

•	Our Adjusted EBITDA loss decreased from $403.7 million in 2005 to $166.2 million in 2006.

Financing Highlights

•

We completed an $800 million private debt offering consisting of $600 million of unsecured 9.75% Senior Notes due 2014 and $200 million of unsecured Senior Floating Rate Notes due 2013 with an initial interest rate of 9.6%. These proceeds were used to repurchase or redeem an aggregate $486.5 million of secured notes (with interest rates ranging from 10.63% to 14%) and to retire at a discount approximately $320 million of the remaining fixed payment obligations under our distribution agreement with General Motors.

•

We incentivized the conversion of $119.5 million aggregate carrying value, or $146.6 million aggregate fully accreted face value at maturity of our 10% senior secured discount convertible notes due 2009 by issuing approximately 48.8 million shares of Class A common stock. Following these conversions, $33.2 million of our 10% notes remain, representing one holder.

•

We entered into a new $250 million revolving credit facility with a group of banks. Following the incentivized conversion of some of our 10% notes in October 2006, we have full borrowing capacity under the facility.

•	As part of the amendment to our distribution agreement with GM, our credit facility was increased from $100 million to $150 million.

•	We repurchased all remaining shares of our 8.25% Series B convertible redeemable preferred stock for approximately $24.0 million.

•	We converted all remaining shares of our 8.25% Series C convertible redeemable preferred stock by issuing 14.5 million shares of our Class A common stock.

Market Conditions

•	Overall demand for satellite radio continued to grow during 2006 and XM gross subscriber additions remained relatively flat with 2005 levels.

•	The mix of gross subscriber additions has been shifting increasingly towards the OEM channels, and the conversion rate of our OEM promotional subscribers has been decreasing.

•	Growth in net ad sales continued through 2006, which reflects advertisers’ desire to market to the growing subscriber base of satellite radio.

We summarize our business growth and operational results through the metrics of subscriber data, revenue data, SAC, CPGA and Adjusted EBITDA (prospectively to be called “Adjusted Operating Loss” — see footnote 11 to the table below). Greater detail regarding these key metrics we use to monitor our business growth and our operational results are as follows:

	Years ended December 31,
	2006	2005	2004
Subscriber Data:
OEM and Rental Car Company Gross Subscriber Additions	$2,085,396	$1,916,374	$1,347,132
Aftermarket and Data Gross Subscriber Additions	1,781,085	2,214,063	1,233,383

Total Gross Subscriber Additions (1)	3,866,481	4,130,437	2,580,515
OEM and Rental Car Company Net Subscriber Additions	883,934	980,827	811,549
Aftermarket and Data Net Subscriber Additions	811,661	1,723,006	1,057,347

Total Net Subscriber Additions (2)	1,695,595	2,703,833	1,868,896
Conversion Rate (3)	53.3%	56.9%	58.9%
Churn Rate (4)	1.77%	1.46%	1.18%
Aftermarket Subscribers	4,379,762	3,581,639	1,878,088
OEM Subscribers	2,655,404	1,827,427	922,413
Subscribers in OEM Promotional Periods	555,094	460,615	401,988
XM Activated Vehicles with Rental Car Companies	5,434	43,928	26,635
Data Services Subscribers	32,858	19,348	—

Total Ending Subscribers (5)	7,628,552	5,932,957	3,229,124
Percentage of Ending Subscribers on Annual and Multi-Year Plans (6)	44.2%	42.4%	23.9%
Percentage of Ending Subscribers on Family Plans (6)	22.5%	19.0%	11.6%
Revenue Data (monthly average):
Subscription Revenue per Aftermarket, OEM & Other Subscriber	$10.37	$9.97	$9.26
Subscription Revenue per Subscriber in OEM Promotional Periods	$6.23	$5.79	$5.82
Subscription Revenue per XM Activated Vehicle with Rental Car Companies	$5.96	$9.88	$9.26
Subscription Revenue per Subscriber of Data Services	$31.74	$34.23	$—

Average Monthly Subscription Revenue per Subscriber (“ARPU”) (7)	$10.09	$9.51	$8.68
Net Ad Sales Revenue per Subscriber (8)	$0.43	$0.38	$0.33
Activation, Equipment and Other Revenue per Subscriber	$0.89	$0.68	$0.58

Total Revenue per Subscriber	$11.41	$10.57	$9.59
Expense Data:
Subscriber Acquisition Costs (“SAC”) (9)	$64	$64	$62
Cost Per Gross Addition (“CPGA”) (10)	$108	$109	$100
Adjusted EBITDA (in thousands) (11)	$(166,172)	$(403,699)	$(311,856)

(1)	Gross Subscriber Additions are paying subscribers newly activated in the reporting period. OEM subscribers include both newly activated promotional and non-promotional subscribers.
(2)	Net Subscriber Additions represent the total net incremental paying subscribers added during the period (Gross Subscriber Additions less Disconnects).
(3)	Conversion Rate — See definition and further discussion under OEM Promotional Subscribers on page 41.
(4)	Churn Rate represents the percentage of self-paying Aftermarket, OEM & Other Subscribers who discontinued service during the period divided by the monthly weighted average ending subscribers. Churn Rate does not include OEM promotional period deactivations or deactivations resulting from the change-out of XM-enabled rental car activity.
(5)	Subscribers — See definition and further discussion under Subscribers on page 41.
(6)	XM receives a range of $9.99 — $11.87 per month for annual and multi-year plans and $6.99 per month for a family plan.
(7)	Subscription Revenue includes monthly subscription revenues for our satellite audio service and data services, net of any promotions or discounts.
(8)	Net Ad Sales Revenue includes sales of advertisements and program sponsorships on the XM system, net of agency commissions.
(9)	SAC — For a description of the current definition of SAC and further discussion, see Subscriber Acquisition Costs on page 47.
(10)	CPGA — For a description of the current definition of CPGA and further discussion, see Cost Per Gross Addition on page 47.
(11)	Adjusted EBITDA — See Reconciliation of Net Loss to Adjusted EBITDA on page 39.

Results of Operations

	Years Ended December 31,			2006 - 2005		2005 - 2004
(in thousands, except percentages)	2006	2005	2004	$	%	$	%
Revenue:
Subscription	$825,626	$502,612	$220,468	$323,014	64%	$282,144	128%
Activation	16,192	10,066	4,814	6,126	61%	5,252	109%
Merchandise	21,720	18,182	7,261	3,538	19%	10,921	150%
Net ad sales	35,330	20,103	8,485	15,227	76%	11,618	137%
Other	34,549	7,303	3,415	27,246	373%	3,888	114%

Total revenue	933,417	558,266	244,443	375,151	67%	313,823	128%

Variable costs of revenue (1):
Revenue share & royalties	149,010	93,874	50,676	55,136	59%	43,198	85%
Customer care & billing operations	104,871	76,222	40,887	28,649	38%	35,335	86%
Cost of merchandise	48,949	40,707	11,557	8,242	20%	29,150	252%
Ad sales	15,961	10,058	6,165	5,903	59%	3,893	63%

Total variable cost of revenue	318,791	220,861	109,285	97,930	44%	111,576	102%
Non-variable costs of revenue (2):
Satellite & terrestrial	49,019	42,355	35,922	6,664	16%	6,433	18%
Broadcast & operations:
Broadcast	23,049	16,609	10,832	6,440	39%	5,777	53%
Operations	34,683	24,460	13,192	10,223	42%	11,268	85%

Total broadcast & operations	57,732	41,069	24,024	16,663	41%	17,045	71%
Programming & content	165,196	101,008	32,704	64,188	64%	68,304	209%

Total non-variable cost of revenue	271,947	184,432	92,650	87,515	47%	91,782	99%

Total cost of revenue	590,738	405,293	201,935	185,445	46%	203,358	101%
Other operating expenses:
Research & development	37,428	31,218	23,513	6,210	20%	7,705	33%
General & administrative	88,626	43,864	28,555	44,762	102%	15,309	54%
Retention & support	31,842	22,275	13,286	9,567	43%	8,989	68%
Subsidies & distribution	241,601	264,719	165,704	(23,118)	-9%	99,015	60%
Advertising & marketing	147,640	163,312	88,076	(15,672)	-10%	75,236	85%
Amortization of GM liability	29,760	37,250	37,250	(7,490)	-20%	—	0%
Depreciation & amortization	168,880	145,870	147,165	23,010	16%	(1,295)	-1%

Total other operating expenses	745,777	708,508	503,549	37,269	5%	204,959	41%

Total operating expenses	1,336,515	1,113,801	705,484	222,714	20%	408,317	58%

Operating loss	(403,098)	(555,535)	(461,041)	152,437	-27%	(94,494)	20%
Other income (expense):
Interest income	21,664	23,586	6,239	(1,922)	-8%	17,347	278%
Interest expense	(121,304)	(107,791)	(85,757)	(13,513)	13%	(22,034)	26%
Loss from de-leveraging transactions	(122,189)	(27,552)	(76,621)	(94,637)	343%	49,069	-64%
Loss from impairment of investments	(76,572)	—	—	(76,572)	NM	—	0%
Equity in net loss of affiliate	(23,229)	(482)	—	(22,747)	NM	(482)	0%
Other income (expense)	5,842	3,389	2,129	2,453	72%	1,260	59%

Net loss before income taxes	(718,886)	(664,385)	(615,051)	(54,501)	8%	(49,334)	8%
Benefit from (provision for) deferred income taxes	14	(2,330)	(27,317)	2,344	-101%	24,987	-91%

Net loss	$(718,872)	$(666,715)	$(642,368)	$(52,157)	8%	$(24,347)	4%

NM — Not Meaningful

	Years ended December 31,			2006 - 2005		2005 - 2004
	2006	2005	2004	$	%	$	%
Reconciliation of Net loss to Adjusted EBITDA:
Net loss as reported	$(718,872)	$(666,715)	$(642,368)	$(52,157)	8%	$(24,347)	4%
Add back Net loss items not included in EBITDA:
Interest income	(21,664)	(23,586)	(6,239)	1,922	-8%	(17,347)	278%
Interest expense	121,304	107,791	85,757	13,513	13%	22,034	26%
Depreciation & amortization	168,880	145,870	147,165	23,010	16%	(1,295)	-1%
(Benefit from) provision for deferred income taxes	(14)	2,330	27,317	(2,344)	-101%	(24,987)	-91%

EBITDA (3)	(450,366)	(434,310)	(388,368)	(16,056)	4%	(45,942)	12%
Add back EBITDA items not included in
Adjusted EBITDA:
Loss from de-leveraging transactions	122,189	27,552	76,621	94,637	343%	(49,069)	-64%
Loss from impairment of investments	76,572	—	—	76,572	NM	—	0%
Equity in net loss of affiliate	23,229	482	—	22,747	NM	482	0%
Other (income) expense	(5,842)	(3,389)	(2,129)	(2,453)	72%	(1,260)	59%
Stock-based compensation	68,046	5,966	2,020	62,080	1041%	3,946	195%

Adjusted EBITDA (3)	$(166,172)	$(403,699)	$(311,856)	$237,527	-59%	$(91,843)	29%

NM — Not Meaningful

(1)	Variable costs of revenue are costs that vary with fluctuations in revenue generating activity such as changes in the number of subscribers, the number of advertising spots sold, the quantity of merchandise sold or changes in rates.
(2)	Non-variable costs of revenue are costs of revenue that generally do not vary with fluctuations in revenue generating activity such as changes in the number of subscribers, the number of advertising spots sold, the quantity of merchandise sold or changes in rates.
(3)	Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA is defined as EBITDA excluding loss from de-leveraging transactions, loss from impairment of investments, equity in net loss of affiliate, other income (expense) and stock-based compensation. We believe that Adjusted EBITDA provides a better measure of our core business operating results and improves comparability. This non-GAAP measure should be used in addition to, but not as a substitute for, the analysis provided in the statement of operations. We believe Adjusted EBITDA is a useful measure of our operating performance. Adjusted EBITDA is a significant basis used by management to measure our success in acquiring, retaining and servicing subscribers because we believe this measure provides insight into our ability to grow revenues in a cost-effective manner. Adjusted EBITDA is a calculation used as a basis for investors, analysts and credit rating agencies to evaluate and compare the periodic and future operating performances and value of similar companies in our industry.

Because we have funded the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. We believe Adjusted EBITDA provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. We believe it is appropriate to exclude depreciation, amortization and interest expense due to the variability of the timing of capital expenditures, estimated useful lives and fluctuation in interest rates. We exclude income taxes due to our tax losses and timing differences, certain periods will reflect a tax benefit, while others an expense, in which neither are reflective of our operating results. Because of the variety of equity awards used by companies, the varying methodologies for determining stock-based compensation expense and the subjective assumptions involved in those determinations, we believe excluding stock-based compensation expense enhances the ability of management and investors to compare our core operating results with those similar companies in our industry.

Equity in net loss of affiliate represents our share of losses in an affiliate in which we exercise significant influence, but do not control. Management believes it is appropriate to exclude this loss when evaluating the performance of our core business operations. Additionally, we exclude loss from de-leveraging transactions, loss from impairment of investments and other income (expense) because these items represent activity outside of our core business operations.

There are limitations associated with the use of Adjusted EBITDA in evaluating our company compared with net loss, which reflects overall financial performance. These limitations include the inclusion of (1) interest income, (2) interest expense, (3) income taxes, (4) depreciation and amortization, (5) loss from de-leveraging transactions, (6) loss from impairment of investments, (7) equity in net loss of affiliate, (8) other income (expense) and (9) stock-based compensation in the computation of net loss. Users that wish to compare and evaluate our company based on our net loss should refer to our Consolidated Statements of Operations. Adjusted EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under United States generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. In addition, our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

Effective for the three months ended March 31, 2007, we will consolidate our disclosures to present Adjusted operating loss and eliminate the use of EBITDA and Adjusted EBITDA. The calculation will be shown as follows:

	Years ended December 31,
(in thousands)	2006	2005	2004
Reconciliation of Net loss to adjusted operating loss:
Net loss as reported	$(718,872)	$(666,715)	$(642,368)
Add back Net loss items excluded from adjusted operating loss:
Interest income	(21,664)	(23,586)	(6,239)
Interest expense	121,304	107,791	85,757
(Benefit from) provision for deferred income taxes	(14)	2,330	27,317
Loss from de-leveraging transactions	122,189	27,552	76,621
Loss from impairment of investments	76,572	—	—
Equity in net loss of affiliate	23,229	482	—
Other (income) expense	(5,842)	(3,389)	(2,129)

Operating loss	(403,098)	(555,535)	(461,041)
Depreciation & amortization	168,880	145,870	147,165
Stock-based compensation	68,046	5,966	2,020

Adjusted operating loss	$(166,172)	$(403,699)	$(311,856)

The following table sets forth select performance measures on an average subscriber basis and as a percentage of total revenue:

Annual amount per Average Subscriber (1)				Amounts as a Percentage of Total Revenue
Years ended December 31,				Years ended December 31,
2006	2005	2004		2006	2005	2004
$138	$122	$107	Total revenue	100%	100%	100%
122	110	96	Subscription revenue	88	90	90
5	4	4	Net ad sales	4	4	3
87	88	88	Total cost of revenue	63	73	83
22	20	22	Revenue share & royalties	16	17	21
15	17	18	Customer care & billing operations	11	14	17
7	9	16	Satellite & terrestrial	5	8	15
9	9	10	Broadcast & operations	6	7	10
24	22	14	Programming & content	18	18	13
6	7	10	Research & development	4	6	10
13	10	12	General & administrative	9	8	12
66	106	133	Total marketing	48	87	124
5	5	6	Retention & support	3	4	5
36	58	72	Subsidies & distribution	26	47	68
22	36	38	Advertising & marketing	16	29	36
25	88	136	Adjusted EBITDA loss (2)	18	72	128

(1)	Average subscriber is calculated as the average of the beginning and ending subscriber balances for each period presented.
(2)	Adjusted EBITDA loss — See definition and further discussion under Adjusted EBITDA on page 49.

Subscribers

Subscribers — Subscribers are those who are receiving and have agreed to pay for our service, either by credit card or by invoice, including those who are currently in promotional periods paid in part by vehicle manufacturers, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers. Aftermarket subscribers consist primarily of subscribers who purchased their radio at retail outlets, distributors, or through XM’s direct sales efforts. OEM subscribers are self-paying subscribers whose XM radio was installed by an OEM and are not currently in OEM promotional programs. OEM promotional subscribers are subscribers who receive a fixed period of XM service where XM receives revenue from the OEM for the trial period following the initial purchase or lease of the vehicle. In situations where XM receives no revenue from the OEM during the trial period, the subscriber is not included in XM’s subscriber count. Currently, at the time of sale, vehicle owners generally receive a three month prepaid trial subscription. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. The automated activation program provides activated XM radios on dealer lots for test drives but XM does not include these vehicles in their subscriber count. XM’s OEM partners generally indicate the inclusion of three months free of XM service on the window sticker of XM-enabled vehicles. XM, historically and including the 2006 model year, receives a negotiated rate for providing audio service to rental car companies. Beginning with the 2007 model year, XM has entered into marketing arrangements with rental car companies which govern the rate which XM receives for providing audio service. Data services subscribers are those subscribers that are receiving services that include stand-alone XM WX Satellite Weather service, stand-alone XM Radio Online service and stand-alone NavTraffic service. Stand-alone XM WX Satellite Weather service packages range in price from $29.99 to $99.99 per month. Stand-alone XM Radio Online service is $7.99 per month. Stand-alone NavTraffic service is $9.95 per month.

Subscribers are the primary source of our revenues. We target the over 240 million registered vehicles and over 110 million households in the United States. As of December 31, 2006, we had over 7.6 million subscribers, which includes 7,068,024 self-paying subscribers, 555,094 subscribers in OEM promotion periods (typically ranging from three months to one year in duration) paid in part by the vehicle manufacturers and 5,434 paying XM activated vehicles with rental car companies. The rate of growth of our aftermarket subscriber base fluctuates with our promotional activities as well as the impact of seasonality. OEM subscriber growth is driven primarily by the number of XM-enabled vehicles manufactured and with OEM promotional activity.

OEM Promotional Subscribers — OEM promotional subscribers are subscribers who receive a fixed period of XM service where XM receives revenue from the OEM for the trial period following the initial purchase or lease of the vehicle. In situations where XM receives no revenue from the OEM during the trial period, the subscriber is not included in XM’s subscriber count. Currently, at the time of sale, vehicle owners generally receive a three month prepaid trial subscription. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. We measure the success of these promotional programs included in our OEM promotional subscriber count based on the percentage of promotional subscribers that elect to receive the XM service and convert to self-paying subscribers after the initial promotion period. We refer to this as the “conversion rate.” We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for subscribers to respond to our marketing communications and become self-paying subscribers. As of December 31, 2006, XM was available on over 140 vehicle models, with over 50 of those as standard equipment and over 100 of those offered as OEM factory-installed options. At December 31, 2006, XM’s OEM partners represented approximately 60% of the U.S. auto market.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. Gross subscriber additions for 2006 were 3,866,481 compared to 4,130,437 for 2005. Net subscriber additions for 2006 were 1,695,595 compared to 2,703,833 for 2005. The churn rate increased to 1.77% from 1.46%.

Retail Subscribers — Gross retail subscriber additions for 2006 were 1,781,085 compared to 2,214,063 for 2005. Gross additions were negatively impacted by a reduction in product availability as a result of actions taken to bring XM devices into compliance with applicable FCC emission limits (see “Legal Proceedings” in Item 3. to Part I of this Form 10-K), a general weakening demand for satellite radio and competitive pressures. Net retail subscriber additions for 2006 were 811,661 compared to 1,723,006 for 2005. We attribute the decrease in net retail subscriber additions to churn on a larger subscriber base, a higher churn rate and fewer gross retail subscriber additions. We partially attribute the increase in the churn rate to the termination of our previous customer service provider and transition to a new customer service provider.

OEM Subscribers — Gross OEM subscriber additions for 2006 were 2,085,396 compared to 1,916,374 for 2005. Net OEM subscriber additions for the 2006 were 883,934 compared to 980,827 for 2005. We attribute the decrease in net OEM subscriber additions primarily to churn on a larger subscriber base and a higher churn rate. We partially attribute the increase in the churn rate to the termination of our previous customer service provider and transition to a new customer service provider in 2006. The conversion rate for 2006 was 53.3% compared to 56.9% for 2005.

Rental Car Subscribers — Starting in the third quarter of 2006, we no longer include certain rental car fleets (approximately 39,000 activated vehicles) in our subscription total. This change is a result of a new marketing program that we implemented with certain rental fleet partners for 2007 model year vehicles. The goal of this program is to increase the number of rental cars equipped with XM Satellite Radio and expose more potential customers to our service.

•

Twelve Months Ended: December 31, 2005 vs. December 31, 2004. Gross subscriber additions for 2005 were 4,130,437 compared to 2,580,515 for 2004. Net subscriber additions for 2005 were 2,703,833 compared to 1,868,896 for 2004. The churn rate increased to 1.46% from 1.18%.

Retail Subscribers — Gross retail subscriber additions for 2005 were 2,214,063 compared to 1,233,383 for 2004. Net retail subscriber additions for 2005 were 1,723,006 compared to 1,057,347 for 2004. We attribute this growth primarily to consumer appeal for the quality and diversity of our programming, our innovative radios delivered to market at attractive price points, as well as strategically increasing our points of presence in the retail channels. We leveraged these factors with increased strategic marketing to drive our 2005 growth.

OEM Subscribers — Gross OEM subscriber additions for 2005 were 1,916,374 compared to 1,347,132 for 2004. Net OEM subscriber additions for the 2005 were 980,827 compared to 811,549 for 2004. During 2005, XM was available on over 130 vehicle models, with approximately 120 of those offered as OEM factory-installed options. This represented an increase during 2005 of over 40 models with XM as a factory-installed option. XM’s OEM partners at the end of 2005 represented approximately 60% of the U.S. auto market. The conversion rate for 2005 decreased slightly to 56.9% compared to 58.9% for 2004 primarily as a result of the April 2005 30% rate increase. We attribute the decrease in conversion rate to certain temporary operational process issues, the full year impact of the 2005 rate increase, and the emergence of alternative audio formats for the automotive sector.

Revenue and Variable Cost of Revenue

Gross profit on subscription revenue — We calculate gross profit on subscription revenue as Subscription revenue less Revenue share & royalties and Customer care & billing operations. For the years ended December 31, 2006, 2005 and 2004, gross profit on subscription revenue was $571.7 million, $332.5 million and $128.9 million, respectively. Gross profit on subscription revenue has continued to improve as a result of increases in subscribers and ARPU, which were proportionately greater than increases in Revenue share & royalties and Customer care & billing operations. For the years ended December 31, 2006, 2005 and 2004, gross margin on subscription revenue was 69.2%, 66.2% and 58.5%, respectively.

Subscription Revenue — Subscription revenue consists primarily of our monthly subscription fees for our satellite audio service and data services charged to consumers, commercial establishments and fleets, which are recognized as the service is provided. Revenues received for promotional service programs are included in Subscription revenue. Our subscriber arrangements are generally cancelable without penalty. Subscription revenue growth is predominantly driven by the growth in our subscriber base and to a lesser extent by our overall increase in ARPU.

•

Twelve months Ended: December 31, 2006 vs. December 31, 2005. Subscription revenue increased $323.0 million or 64% during 2006 as compared to 2005. This increase was due primarily to the 29% increase in ending subscribers and our April 2, 2005 30% rate increase, partially offset by an increase in subscribers on discount plans and family plans. In February 2005 we announced that effective April 2, 2005 we were expanding our basic service package and increasing our monthly subscription price to $12.95 from $9.99. Existing customers were able to lock in a discounted rate by signing up for a pre-paid plan of up to five years prior to mid-April 2005. The expanded basic service now includes the Internet service XM Radio Online (previously $3.99 per month) and the Virus Channel (previously $1.99 per month and formerly known as the High Voltage Channel), both of which were premium services prior to this change. During 2006 and 2005, Subscription revenue included $41.6 million and $35.0 million, respectively, from related parties for subscription fees paid under OEM promotional agreements.

•

Twelve Months Ended: December 31, 2005 vs. December 31, 2004. Subscription revenue increased $282.1 million or 128% during 2005 as compared to 2004. This increase was due primarily to our April 2, 2005 30% rate increase (as discussed above) and 84% increase in ending subscribers, partially offset by an increase in subscribers on discount plans and family plans. During 2005 and 2004, Subscription revenue included $35.0 million and $25.0 million, respectively, from related parties for subscription fees paid under OEM promotional agreements.

Average Monthly Subscription Revenue Per Subscriber (“ARPU”) — Average monthly subscription revenue per subscriber is derived from the total of earned subscription revenue (net of promotions and rebates) divided by the monthly weighted average number of subscribers for the period reported. Average monthly revenue per subscriber is a measure of operational performance and not a measure of financial performance under United

States generally accepted accounting principles. Average monthly subscription revenue per subscriber will fluctuate based on promotions, changes in our rates, as well as the adoption rate of annual and multi-year prepayment plans, multi-radio discount plans (such as the family plan) and premium services.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. ARPU increased as a result of the addition of new subscribers at the new rates as well as the effect of the transition of existing subscribers to the new rates. The increase in the monthly subscription price became effective for all billing cycles on or after April 2, 2005, and therefore, was being implemented over time. The effect of the April 2005 basic plan rate increase was diluted partially by an increase in the percentage of subscribers on discount plans (annual, multi-year and family) as well as the revenue impact of certain marketing campaigns, which costs are treated as a reduction to revenue. The percentage of subscribers at December 31, 2006 on ‘annual and multi-year plans’ and family plans increased to 44.2% and 22.5% from 42.4% and 19.0%, respectively, compared to December 31, 2005.

•

Twelve Months Ended: December 31, 2005 vs. December 31, 2004. ARPU increased as a result of the addition of new subscribers at the new rates as well as the transition of existing subscribers to the new rate. The increase in the monthly subscription price is effective for all billing cycles on or after April 2, 2005, and therefore, will be implemented over time. The percentage of subscribers at December 31, 2005 on ‘annual and multi-year plans’ and family plans increased to 42.4% and 19.0% from 23.9% and 11.6%, respectively, compared to December 31, 2004.

Revenue Share & Royalties — Revenue share & royalties includes performance rights obligations to composers, artists, and copyright owners for public performances of their creative works broadcast on XM, and royalties paid to radio technology providers and revenue share expenses associated with manufacturing and distribution partners and content providers. These costs are driven primarily by the growth in our subscriber revenue and net ad sales and subscriber base and to a lesser extent other contracts with various partners. We expect these costs to continue to increase with the growth in subscription and net ad sales revenue and the growth in overall subscribers; but may fluctuate throughout the year based on new agreements, the renegotiation of existing contracts and the resolution of the pending CRB proceeding.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. These costs increased $55.1 million or 59%, and have increased on an average cost per subscriber basis, while decreasing as a percentage of total revenue during 2006 as compared to 2005. The dollar increase was primarily driven by an increase in shared revenue with distribution partners and increase in royalties due to increased subscription and net ad sales revenue and increased subscribers.

•

Twelve Months Ended: December 31, 2005 vs. December 31, 2004. These costs increased $43.2 million or 85%, but have decreased as a percentage of total revenue and on an average cost per subscriber basis during 2005 as compared to 2004. This dollar increase was primarily driven by an increase in shared revenue with distribution partners due to increased subscribers and revenue. Additionally, royalties increased due to increased subscription and net ad sales revenue, and increased subscribers.

Customer Care & Billing Operations — Customer care & billing operations includes expenses from customer care functions as well as internal information technology costs associated with subscriber management applications. These costs are primarily driven by the growth of our subscriber base. We expect these costs to continue to increase in total dollars as well as on a per subscriber basis as we add subscribers and continue to drive improvements in service levels.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. These costs increased $28.6 million or 38%, but have decreased as a percentage of total revenue and on an average cost per subscriber basis during 2006 as compared to 2005. The increase was driven primarily by our subscriber growth and resulted in increased support costs, bad debt expense and credit card processing fees and to a lesser extent, a change in customer service providers for which we incurred certain termination and transition costs.

•

Twelve Months Ended: December 31, 2005 vs. December 31, 2004. These expenses increased $35.3 million or 86%, but have decreased as a percentage of total revenue and on an average cost per subscriber basis during 2005 as compared to 2004. The increase was driven by our subscriber growth and resulted in increased costs associated with customer care functions, credit card processing fees, bad debt expense and internal information technology.

Gross profit on merchandise revenue — We calculate gross profit on merchandise revenue as Merchandise revenue less Cost of merchandise. For the years ended December 31, 2006, 2005 and 2004, gross profit on merchandise revenue was ($27.2) million, ($22.5) million and ($4.3) million, respectively. We consider gross profit on merchandise revenue a cost of acquiring subscribers through our direct sales channel and include it as a component of SAC.

Merchandise Revenue — We record Merchandise revenue from direct sales to consumers through XM’s online store, XM’s direct-to-consumer programs and XM kiosks.

•	Twelve Months Ended: December 31, 2006 vs. December 31, 2005. Merchandise revenue increased $3.5 million or 19% during 2006 as compared to 2005.

•

Twelve Months Ended: December 31, 2005 vs. December 31, 2004. Merchandise revenue increased $10.9 million or 150% during 2005 as compared to 2004. This increase was due primarily to a greater sales and marketing effort through direct channels such as our on-line store.

Cost of Merchandise — Cost of merchandise consists primarily of the cost of radios and accessories related to XM’s direct-to-consumer sales efforts, including hardware manufacturer subsidies, and related fulfillment costs. These costs are primarily driven by the volume of radios sold, which are affected by promotional programs.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. These costs increased $8.2 million or 20%. The increase is primarily the result of a $4.9 million inventory charge and an increase in per unit subsidies and fulfillment costs.

•

Twelve Months Ended: December 31, 2005 vs. December 31, 2004. These costs increased $29.2 million or 252%. The increase was primarily the result of significant direct sale promotional programs introduced during the fourth quarter of 2005 which were not offered during 2004.

Gross profit on net ad sales revenue — We calculate gross profit on net ad sales revenue as Net ad sales revenue less Ad sales expense. For the years ended December 31, 2006, 2005 and 2004, gross profit on net ad sales revenue was $19.4 million, $10.0 million and $2.3 million, respectively. Gross profit on net ad sales revenue continued to improve due to increases in the number of advertisers and advertising rates related to a larger subscriber base as well as controlling the related cost, which have not increased in proportion to the revenue. For the years ended December 31, 2006, 2005 and 2004, gross margin on Net ad sales revenue was 54.8%, 50.0% and 27.3%, respectively.

Net Ad Sales Revenue — Net ad sales revenue consists of sales of advertisements and program sponsorships on the XM network that are recognized in the period in which they are broadcast. Net ad sales revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Net ad sales revenue is presented net of agency commissions.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. Net ad sales revenue increased $15.2 million or 76% during 2006 as compared to 2005. This growth was driven by increased spending by existing advertisers as well as the addition of new advertisers and increased rates driven by a larger subscriber base.

•

Twelve Months Ended: December 31, 2005 vs. December 31, 2004. Net Ad sales revenue increased $11.6 million or 137% during 2005 as compared to 2004. This growth was driven by increased spending by existing advertisers as well as the addition of new advertisers.

Ad Sales Expense — Ad sales expense consists of direct costs associated with the generation of Net ad sales revenue, including production, staffing and marketing.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. These costs increased $5.9 million or 59%. The increase is primarily the result of additional headcount and ad sales barter expense. In addition, we recognized $2.4 million in Ad sales expense for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006.

•	Twelve Months Ended: December 31, 2005 vs. December 31, 2004. These costs increased $3.9 million or 63%.

Other Revenue — Other revenue consists primarily of revenue related to various agreements with XM Canada as well as other miscellaneous revenue that includes content licensing fees, billing option fees and recording services. We began recognizing revenue related to various agreements with XM Canada during the fourth quarter of 2005.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. Other revenue increased $27.2 million or 373% during 2006 as compared to 2005. This growth was primarily driven by a $15.8 million increase related to the various agreements with XM Canada and $4.4 million in content licensing fees. For a further discussion of our agreements with XM Canada, see Note 7 under the heading “Equity Method Investment,” of the Notes to the Consolidated Financial Statements in Item 8. of this Form 10-K.

•	Twelve Months Ended: December 31, 2005 vs. December 31, 2004. Other revenue increased $3.9 million or 114% during 2005 as compared to 2004.

Non-variable Cost of Revenue

Satellite & Terrestrial — Satellite & terrestrial includes costs related to: telemetry, tracking and control of our satellites, in-orbit satellite insurance and incentive payments, satellite uplink, and all costs associated with operating our terrestrial repeater network such as power, maintenance and operating lease payments. We expect these costs to continue to increase, but by lesser amounts, due to the launch and operation of our fourth satellite as well as any expansion of our terrestrial repeater network. However, we expect that these costs will remain relatively flat as a percentage of total revenue and on an average cost per subscriber basis in 2007.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. These costs increased $6.7 million or 16%, but have decreased as a percentage of total revenue and on an average cost per subscriber basis during 2006 as compared to 2005. This dollar increase was primarily the result of an increase in in-orbit satellite insurance expense, operating costs, and performance incentives related to XM-3, which was launched in February 2005, as well as such expenses related to XM-4, which was launched in October 2006. In addition, we recognized $2.6 million in Satellite & terrestrial expense for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006.

•

Twelve Months Ended: December 31, 2005 vs. December 31, 2004. These costs increased $6.4 million or 18%, but have decreased as a percentage of total revenue and on an average cost per subscriber basis during 2005 as compared to 2004. This dollar increase was primarily the result of an increase in in-orbit satellite insurance expense and performance incentives related to XM-3, which was launched in the first quarter of 2005.

Broadcast & Operations — Broadcast and operations include costs associated with the management and maintenance of systems and facilities as well as information technology expense. Broadcast expenses include costs associated with the management and maintenance of the systems, software, hardware, production and performance studios used in the creation and distribution of XM-original and third party content via satellite broadcast, web, wireless and other new distribution platforms. The advertising trafficking (scheduling and insertion) functions are also included. We expect these costs to continue to increase, but by lesser amounts, as we continue to enhance our lineup and expand to new distribution platforms. However, we expect that these costs will remain relatively flat on an average cost per subscriber basis in 2007. Operations expense includes facilities and information technology expense.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. These costs increased $16.7 million or 41%, but have remained relatively flat as a percentage of revenue and on an average cost per subscriber basis during 2006 as compared to 2005. This dollar increase in Broadcast expenses was driven by $3.8 million in increased costs associated with new content initiatives and enhancements to and maintenance of the broadcast systems infrastructure. Operations expenses increased $7.9 million mainly due to an increase in the general operating costs associated with expanded facilities and accompanying infrastructure. In addition, we recognized $2.9 million and $2.4 million in Broadcast expense and Operations expense, respectively, for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006.

•

Twelve Months Ended: December 31, 2005 vs. December 31, 2004. These costs increased $17.0 million or 71%, but have decreased as a percentage of total revenue and on an average cost per subscriber basis during 2005 as compared to 2004. This dollar increase in Broadcast expenses was driven by $5.5 million in increased costs associated with enhancements to and maintenance of the broadcast systems infrastructure. Operations expenses increased $11.2 million mainly due to an increase in the general operating costs associated with the newly expanded corporate facility and accompanying infrastructure.

Programming & Content — Programming & content includes the creative, production and licensing costs associated with our over 170 channels of XM-original and third party content. We view Programming & content expenses as a cost of attracting and retaining subscribers. Programming & content includes staffing costs and fixed payments for third party content, which are primarily driven by programming initiatives. These expenses have increased over time and have varied on a per subscriber basis. We expect these costs to continue to increase, but by lesser amounts, as a result of recognizing the full-year effects of programming initiatives launched during 2006. However, we expect that these costs will decrease on an average cost per subscriber basis in 2007.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. These costs increased $64.2 million or 64%, and have increased on an average cost per subscriber basis, while remaining relatively flat as a percentage of total revenue during 2006 as compared to 2005. This dollar increase was driven primarily by costs in support of new programming initiatives as well as the full period effects of expenses from other programming initiatives launched throughout 2005. In addition, we recognized $10.9 million in Programming & content expense for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006.

•

Twelve Months Ended: December 31, 2005 vs. December 31, 2004. These costs increased $68.3 million or 209%, and have increased as a percentage of revenue and on an average cost per subscriber basis during 2005 as compared to 2004. This dollar increase was driven primarily by costs in support of new or full year impact of programming initiatives.

Other Operating Expenses

Research & Development — Research & development expense primarily includes the cost of new product development, chipset design, software development and engineering.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. These costs increased $6.2 million or 20%, but have decreased as a percentage of revenue and on an average cost per subscriber basis during 2006 as compared to 2005. This dollar increase was driven primarily by an increase in Research & development expense for stock- based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006 offset partially by lower engineering builds during 2006 as compared to 2005, which included the design of new products launched during 2006.

•

Twelve Months Ended: December 31, 2005 vs. December 31, 2004. These costs increased $7.7 million or 33%, but have decreased as a percentage of revenue and on an average cost per subscriber basis during 2005 as compared to 2004.

General & Administrative — General & administrative expense primarily includes management’s salaries and benefits, professional fees, general business insurance, as well as other corporate expenses. The growth in these costs has been predominantly driven by personnel costs and infrastructure expenses to support our growing subscriber base. We expect these costs to continue to increase due in part to various legal proceedings and regulatory inquiries (see “Legal Proceedings” in Item 3. to Part I of this Form 10-K).

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. These costs increased $44.8 million or 102%, and have increased as a percentage of revenue and on an average cost per subscriber basis during 2006 as compared to 2005. This dollar increase was driven primarily by an increase in General & administrative expense for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006; as well as headcount, consulting fees and legal fees associated with various legal proceedings and regulatory inquiries.

•

Twelve Months Ended: December 31, 2005 vs. December 31, 2004. These costs increased $15.3 million or 54%, but have decreased as a percentage of revenue and on an average cost per subscriber basis during 2005 as compared to 2004. This dollar increase was driven primarily by an increase in headcount and legal fees associated with the satellite arbitration and strategic relationships entered into during 2005.

Retention & Support — Retention & support expense primarily includes payroll and payroll related costs of our sales and marketing employees.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. These costs increased $9.6 million or 43%, but have remained relatively flat as a percentage of revenue and on an average cost per subscriber basis during 2006 as compared to 2005. This dollar increase was driven primarily by an increase in Retention & support expense for stock-based compensation pursuant to the adoption of SFAS 123R effective January 1, 2006.

•

Twelve Months Ended: December 31, 2005 vs. December 31, 2004. These costs increased $9.0 million or 68%, but have decreased slightly as a percentage of revenue and on an average cost per subscriber basis during 2005 as compared to 2004.

Subsidies & Distribution — These direct costs include the subsidization of radios manufactured, commissions for the sale and activation of radios and certain promotional costs. These costs are primarily driven by the volume of XM-enabled vehicles manufactured, the sales and activations of radios through our retail channel as well as promotional activity associated with the sale of XM radios. We expect these costs to increase during 2007 as we add gross subscribers, but may fluctuate throughout the year, with changes in the volume of the manufacture, sale and activation of radios, which historically has been significant during the fourth quarter.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. These costs decreased $23.1 million or 9%, and have decreased as a percentage of total revenue to 26% from 47% and on an average cost per subscriber basis during 2006 as compared to 2005. This dollar decrease was driven primarily by a reduction in the number of retail radios sold and activated.

•

Twelve Months Ended: December 31, 2005 vs. December 31, 2004. These costs increased $99.0 million or 60%, but have decreased as a percentage of total revenue to 47% from 68% and on an average cost per subscriber basis during 2005 as compared to 2004. This dollar increase was driven primarily by the 60% increase in gross subscribers.

Subscriber Acquisition Costs — Subscriber acquisition costs include Subsidies & distribution (excluding on-going loyalty payments to distribution partners) and the negative gross profit on merchandise revenue. Subscriber acquisition costs are divided by the appropriate gross additions or units manufactured to calculate what we refer to as “SAC.”

Effective for the three months ended March 31, 2007, we will revise our current definition of SAC to allow for the direct calculation of this metric using certain line items from our Results of Operations and Key Metrics tables in Item 7. of this Form 10-K. We will reclassify amounts from Subsidies and distribution to Advertising and marketing related to on-going loyalty payments. The revised calculation will be as follows: Subsidies & distribution plus Cost of merchandise less Merchandise revenue, divided by gross subscriber additions. In future filings, we will show the calculation of SAC for comparative periods, as well as the previously reported amount.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. During 2006 and 2005, we incurred subscriber acquisition costs of $251.9 million and $266.9 million, respectively. SAC for 2006 and 2005 remained unchanged at $64.

•

Twelve Months Ended: December 31, 2005 vs. December 31, 2004. During 2005 and 2004, we incurred subscriber acquisition costs of $266.9 million and $157.5 million, respectively. SAC for 2005 and 2004 was $64 and $62, respectively. The increase in SAC is primarily the result of the increase in negative margins on direct hardware sales, subsidies and promotions during the fourth quarter of 2005 as a result of our response to control retail hardware price points to compete with the launch of Howard Stern by our competitor, as well as the mix of radios sold and distribution channels during the quarter.

Advertising & Marketing — Advertising & marketing includes advertising, media and other discretionary marketing expenses. These activities drive our sales, establish our brand recognition, and facilitate our growth. We achieve success in these areas through coordinated marketing campaigns that include retail advertising through various media, cooperative advertising with our retail and OEM partners, sponsorships and ongoing market research. We expect these costs to increase during 2007 due to increased spending on consumer media advertising, but may fluctuate throughout the year, based on the timing of these activities, which historically has been significant during the fourth quarter.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. These costs decreased $15.7 million or 10%, and have decreased as a percentage of total revenue to 16% from 29% and on an average cost per subscriber basis during 2006 as compared to 2005. This dollar decrease was primarily driven by a decrease in media spending during 2006 as compared to the 2005, which included a substantial increase to counter competitive pressures.

•

Twelve Months Ended: December 31, 2005 vs. December 31, 2004. These costs increased $75.2 million or 85%, but have decreased as a percentage of total revenue to 29% from 36% and on an average cost per subscriber basis during 2005 as compared to 2004. This dollar increase was primarily driven by competitive pressures which resulted in increased spending in retail media expenses and a broadening of our presence, particularly during the 4th quarter of 2005, in radio, television, print, Internet, stores, and malls.

Cost Per Gross Addition (“CPGA”) — CPGA costs include the amounts in SAC, as well as Advertising & marketing and on-going loyalty payments to distribution partners. CPGA costs do not include marketing staff

(included in Retention & support) or the amortization of the GM guaranteed payments (included in Amortization of GM liability). These costs are divided by the gross additions for the period to calculate CPGA.

Effective for the three months ended March 31, 2007, we will revise our current definition of CPGA to allow for the direct calculation of this metric using certain line items from our Results of Operations and Key Metrics tables within this Item 7. of this Form 10-K. We will reclassify amounts from Subsidies and distribution to Advertising and marketing related to on-going loyalty payments. The revised calculation will be as follows: SAC costs plus Advertising & marketing, divided by gross subscriber additions. In future filings, we will show the calculation of CPGA for comparative periods, as well as the previously reported amount. The overall calculation for CPGA will remain the same.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. During 2006 and 2005, we incurred CPGA expenses of $416.3 million and $449.4 million, respectively. CPGA for 2006 and 2005 was $108 and $109, respectively. The decrease in CPGA is due primarily to the reductions in advertising and marketing.

•

Twelve Months Ended: December 31, 2005 vs. December 31, 2004. During 2005 and 2004, we incurred CPGA expenses of $449.4 million and $257.9 million, respectively. CPGA for 2005 and 2004 was $109 and $100, respectively. The increase in CPGA is due primarily to the fourth quarter of 2005 increase in SAC, and the substantial increase in discretionary advertising and marketing expenses, primarily media, in response to our competitor’s launch of Howard Stern.

Depreciation & Amortization — Depreciation and amortization expense primarily relates to our satellites, ground support systems that include our terrestrial repeater network, broadcast facilities, computer hardware and software. We expect these costs to continue to increase, primarily as a result of the inclusion of XM-4, which was placed into service in December of 2006.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. These costs increased $23.0 million or 16% during 2006 as compared to 2005. The increase was primarily due to a higher depreciable asset base, reflecting a full year of depreciation on XM-3, which was placed into service in April 2005, higher capital spending for system development, computer hardware, software and leased equipment.

•

Twelve Months Ended: December 31, 2005 vs. December 31, 2004. These costs decreased slightly primarily due to lower depreciation on XM-1 and XM-2 as a result of recording approximately $134 million of insurance proceeds as a reduction to the carrying values of our satellites in August 2004 offset partially by increased depreciation related to XM-3 which was placed into service in April 2005 as well as other additional 2005 capital expenditures.

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

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. For 2006, we recognized a deferred tax benefit related to the cumulative translation adjustment on our investment in XM Canada, which offset the deferred tax expense for 2006 related to our indefinite lived assets. The net tax benefit for 2006 was $14,000.

•

Twelve Months Ended: December 31, 2005 vs. December 31, 2004. Beginning in the second quarter of 2004, we have recorded tax expense of approximately $0.6 million per quarter related to the amortization of the indefinite lived assets for tax purposes. In 2004, we recorded a total provision for deferred income tax expense of $27.3 million as the result of recording a deferred tax liability related to indefinite lived assets.

Non-operating Income and Expenses

Non-operating Income and Expense — Non-operating income and expense consists primarily of net costs associated with financing and cash management activities, loss from impairment of investments and equity in net loss of affiliate. Net costs associated with financing and cash management activities include Interest income, Interest expense and Loss from de-leveraging transactions.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. Interest expense increased $13.5 million, de-leveraging charges increased $94.6 million and interest income decreased $1.9 million, which was partially offset by a $2.5 million increase in Other income. The increase in Interest expense during 2006 as compared to 2005 was primarily the result of $16.5 million increase in de-leveraging related costs recognized as Interest expense. During 2006, we recorded de-leveraging charges of $122.2 million to retire debt with carrying values, including accrued interest, of $568.2 million. During 2006, we recognized impairment losses on our investments in WorldSpace, Inc. (“WSI”) and XM Canada and recorded our proportional share of XM Canada’s results. We reduced the carrying values of our investments in WSI and XM Canada, during 2006, due to decreases in fair values that were considered to be other than temporary and recorded impairment charges of $18.9 million and $57.6 million, respectively. During the fourth quarter of 2005, we began recognizing our 23.33% proportional share of XM Canada’s results, which for 2006, resulted in the recognition of a $23.2 million net loss.

•

Twelve Months Ended: December 31, 2005 vs. December 31, 2004. Interest expense increased $22.0 million, which was offset by a $17.3 million increase in Interest income and a $49.1 million decrease in de-leveraging charges. The increase in Interest expense during 2005 was primarily the result of $7.3 million increase in de-leveraging related costs recognized as Interest expense in 2005, $7.7 million reduction in interest costs capitalized in 2005, and the increase in Interest expense associated with the $400 million 1.75% convertible senior notes due 2009 aggregate issuance in November 2004 and January 2005. The increase in Interest income was primarily attributable to higher average balances of cash and cash equivalents during 2005. During 2005, we recorded de-leveraging charges of $27.6 million to retire debt with carrying values including accrued interest of $80.0 million.

Adjusted EBITDA

Adjusted EBITDA — Net loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA is defined as EBITDA excluding loss from de-leveraging transactions, loss from impairment of investments, equity in net loss of affiliate, other income (expense) and stock-based compensation. We believe that Adjusted EBITDA provides a better measure of our core business operating results and improves comparability. This non-GAAP measure should be used in addition to, but not as a substitute for, the analysis provided in the statement of operations. We believe Adjusted EBITDA is a useful measure of our operating performance. Adjusted EBITDA is a significant basis used by management to measure our success in acquiring, retaining and servicing subscribers because we believe this measure provides insight into our ability to grow revenues in a cost-effective manner. Adjusted EBITDA is a calculation used as a basis for investors, analysts and credit rating agencies to evaluate and compare the periodic and future operating performances and value of similar companies in our industry.

Because we have funded the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. We believe Adjusted EBITDA provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. We believe it is appropriate to exclude depreciation, amortization and interest expense due to the variability of the timing of capital expenditures, estimated useful lives and fluctuation in interest rates. We exclude income taxes due to our tax losses and timing differences, certain periods will reflect a tax benefit, while others an expense, in which neither are reflective of our operating results. Because of the variety of equity awards used by companies, the varying methodologies for determining stock-based compensation expense and the subjective assumptions involved in those determinations, we believe excluding stock-based compensation expense enhances the ability of management and investors to compare our core operating results with those similar companies in our industry.

Equity in net loss of affiliate represents our share of losses in an affiliate in which we exercise significant influence, but do not control. Management believes it is appropriate to exclude this loss when evaluating the performance of our core business operations. Additionally, we exclude loss from de-leveraging transactions, loss from impairment of investments and other income (expense) because these items represent activity outside of our core business operations.

There are limitations associated with the use of Adjusted EBITDA in evaluating our company compared with net loss, which reflects overall financial performance. These limitations include the inclusion of (1) interest income, (2) interest expense, (3) income taxes, (4) depreciation and amortization, (5) loss from de-leveraging transactions, (6) loss from impairment of investments, (7) equity in net loss of affiliate, (8) other income (expense) and (9) stock-based compensation in the computation of net loss. Users that wish to compare and evaluate our company based on our net loss should refer to our Consolidated Statements of Operations. Adjusted EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under United States generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. In addition, our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA loss is continuing to decrease as a percentage of total revenue and on an average per subscriber basis.

•

Twelve Months Ended: December 31, 2006 vs. December 31, 2005. Adjusted EBITDA loss decreased by $237.5 million or 59%, and has decreased as a percentage of total revenue to 18% from 72% during 2006 as compared to 2005. The decrease as a percentage of total revenue reflects our ability to leverage greater revenue across our fixed cost base. The decrease in Adjusted EBITDA loss is primarily related to the $323.0 million increase in Subscription revenue, $6.1 million increase in Activation revenue, $27.2 million increase in Other revenue, $15.2 million increase in Net ad sales revenue, $7.5 million decrease in Amortization of GM liability, $23.1 million decrease in Subsidies & distribution and $15.7 million decrease in Advertising & marketing. This increase was offset partially by a $185.4 million increase in Cost of revenue (less $20.8 million related to Stock-based compensation) and $44.8 million increase in General & administrative (less $26.4 million related to Stock-based compensation).

•

Twelve Months Ended: December 31, 2005 vs. December 31, 2004. Adjusted EBITDA loss increased by $91.8 million or 29%, but has decreased as a percentage of total revenue to 72% from 128% during 2005 as compared to 2004. The decrease as a percentage of revenue reflects our revenue growth and margin improvement, offset in part by an increase in discretionary marketing costs as well as operating costs as a result of our subscriber growth. The decrease in Adjusted EBITDA loss is primarily related to the $282.1 million increase in Subscription revenue, $5.3 million increase in Activation revenue, $3.9 million increase in Other revenue and $11.6 million increase in Net ad sales revenue. This increase was offset partially by a $203.4 million increase in Cost of revenue (less $1.2 million related to Stock-based compensation), $15.3 million increase in General & administrative (less $0.4 million related to Stock-based compensation), $99.0 million increase in Subsidies & distribution and $75.2 million increase in Advertising & marketing.

Liquidity and Capital Resources

Overview

The growth in demand for our products and services has required and will continue to require us to invest significant amounts in our business. Since inception through December 31, 2006, we have raised proceeds of $4.3 billion, net of offering costs, through equity and debt offerings. Our ability to become profitable depends upon many factors, some of which are identified below under the caption entitled “Future Operating Liquidity and Capital Resource Requirements.” Our principal sources of liquidity are our existing cash and cash equivalents and cash receipts for pre-paid subscriptions. We also have access to significant liquidity through our new bank revolving credit facility and our GM credit facility, as amended in April 2006 (both of which are now fully available following incentivized conversion of a portion of our outstanding 10% senior secured discount convertible notes due 2009 in October 2006). We also have significant outstanding contracts and commercial commitments that need to be paid in cash or through credit facilities over the next several years. These contractual commitments are comprised of subsidies and distribution costs, rights and royalty fees, revenue share arrangements, programming costs, repayment of long-term debt, satellite related costs, lease payments and service payments. Our ability to become profitable also depends upon other factors identified below under the caption entitled “Future Operating Liquidity and Capital Resource Requirements.”

The following table presents a summary of our cash flows, beginning and ending cash balances for years ended December 31, 2006, 2005 and 2004 (in thousands, except percentages):

	Years Ended December 31,			2006 - 2005		2005 - 2004
	2006	2005	2004	$	%	$	%
Cash flows used in operating activities	$(462,091)	$(166,717)	$(75,205)	$(295,374)	177%	$(91,512)	122%
Cash flows used in investing activities	(264,447)	(206,123)	(36,329)	(58,324)	28%	(169,794)	467%
Cash flows provided by financing activities	233,763	365,964	411,094	(132,201)	-36%	(45,130)	-11%

Net increase (decrease) in cash and cash equivalents	(492,775)	(6,876)	299,560	(485,899)	NM	(306,436)	-102%
Cash and cash equivalents at beginning of period	710,991	717,867	418,307	(6,876)	-1%	299,560	72%

Cash and cash equivalents at end of period	$218,216	$710,991	$717,867	$(492,775)	-69%	$(6,876)	-1%

NM — Not Meaningful

Operating Activities — Operating activities primarily consist of net loss adjusted for certain non-cash items including depreciation, amortization, accretion of interest, net non-cash loss on conversion of notes, non-cash loss on equity-based investments, stock-based compensation and the effect of changes in working capital.

•

During 2006, net cash used in operating activities was $462.1 million, consisting of a net loss of $718.9 million adjusted for net non-cash expenses of $505.6 million, $4.5 million gain on sale of fixed assets and $244.3 million used in working capital as well as other operating activities. Included in cash used in working capital is a $102.2 million decrease in Accounts payable, accrued expenses and other liabilities due primarily to the effort to reduce our previous year’s balance to more normative levels, a $206.6 million increase in Prepaid and other assets due primarily to the $237 million prepayment of our liability to GM and a $37.5 million increase in Accounts receivable; partially offset by a $66.6 million increase in Subscriber deferred revenue, as a result of subscribers signing up for discounted annual and multi-year pre-payment plans and a $37.6 million decrease in Prepaid programming content.

•

During 2005, net cash used in operating activities was $166.7 million, consisting of a net loss of $666.7 million adjusted for net non-cash expenses of $266.3 million and $233.7 million provided by working capital as well as other operating activities. Included in cash provided by working capital is a $208.3 million increase in Subscriber deferred revenue, as a result of subscribers signing up for discounted annual and multi-year pre-payment plans, $125.8 million increase in current trade liabilities and accruals due to the expansion of general business operations, partially offset by a $101.3 million increase in Prepaid and other assets primarily for programming during 2005.

•

During 2004, net cash used in operating activities was $75.2 million, consisting of a net loss of $642.4 million adjusted for net non-cash expenses of $328.3 million and $238.9 million provided by working capital as well as other operating activities. Included in cash provided by working capital are a $98.5 million increase in Subscriber deferred revenue and an $82.8 million increase in amounts Due to related parties.

Investing Activities — Investing activities primarily consist of capital expenditures and proceeds from the sale of equipment.

•

During 2006, net cash used in investing activities was $264.4 million, primarily consisting of $275.0 million in capital expenditures for the construction of XM-4, computer systems infrastructure and building improvements, offset by $7.2 million in proceeds received from the sale of terrestrial repeaters to XM Canada and $3.4 million in proceeds received from the maturity of restricted investments.

•

During 2005, cash used in investing activities was $206.1 million, primarily consisting of $179.8 million in capital expenditures and $25.3 million used to purchase an equity investment. Capital expenditures consisted primarily of expenditures for the construction and launch of XM-3 and the construction and launch of XM-4, computer systems infrastructure and broadcast facilities, and the construction of the backup uplink facility during 2005.

•

During 2004, net cash used in investing activities was $36.3 million, primarily consisting of $169.9 million of capital expenditures, offset partially by $133.9 million of the satellite insurance settlement discussed below.

July 2004 Satellite Insurance Settlement — In July 2004, the Company reached agreement with insurers covering 80% of the aggregate sum insured at a settlement equal to 44.5% of the proportionate amount covered by each of these insurers, representing a total settlement of $142 million. The total settlement included $133.9 million in cash claim receipts and $8.4 million cash and non-cash adjustments. For a further discussion, see Note 17 of the Notes to the Consolidated Financial Statements in Item 8. of this Form 10-K.

Financing Activities — Financing activities primarily consist of proceeds from debt and equity financings, issuance of common stock pursuant to stock option exercises, and repayments of debt.

•

During 2006, net cash provided by financing activities was $233.8 million; primarily consisting of $600.0 million provided by the issuance of unsecured 9.75% Senior Notes due 2014, $200.0 million provided by the issuance of unsecured Senior Floating Rate Notes due 2013 and $6.4 million in proceeds from the exercise of warrants and stock options; offset primarily by the repayment of $186.5 million of 14% Senior Secured Discount Notes due 2009, $100.0 million of 12% Senior Secured Notes due 2010 and $200.0 million of Senior Secured Floating Rate Notes due 2009, as well as $27.4 million in premiums associated with the above-mentioned retired debt. In addition to the debt repayment, all shares of Series B preferred stock were redeemed for $24.0 million and $21.5 million of deferred financing costs were paid in conjunction with the new debt issuances.

•

During 2005, net cash provided by financing activities was $366.0 million, primarily consisting of net proceeds of $300.0 million provided by the issuance of approximately 9.7 million shares of Class A common stock, $100.0 million from the issuance of 1.75% Convertible Senior Notes from an over-allotment option that was exercised in January 2005 offset by the repayment of the remaining $22.8 million principal balance of 14% Senior Secured Notes due 2010, and the repayment of $15.0 million principal balance of 12% Senior Secured Notes due 2010.

•

During 2004, net cash provided by financing activities was $411.1 million; primarily consisting of $300.0 million provided by the issuance of 1.75% Convertible Senior Notes due 2009, $200.0 million provided by the issuance of Senior Secured Floating Rate Notes due 2009 and $185.5 million provided by the issuance of 7 million shares of Class A common in January 2004, offset in part by the repayment of $184.2 million of related party debt, and the repayment of $83.0 million of secured debt.

Future Operating Liquidity and Capital Resource Requirements

Our projected funding requirements are based on our current business plan, which in turn is based on our operating experience to date and our available resources. We are pursuing a business plan designed to increase subscribers and revenues while maintaining reasonable subscriber acquisition costs in the long-term. Our plan contemplates our focusing on the new automobile market where we have relationships with automobile manufacturers, the continuing introduction of innovative yet affordable technology in the retail aftermarket and the use of our more productive distribution channels.

Provided that we meet the revenue, expense and cash flow projections of our business plan, we expect to be fully funded and will not need to add additional liquidity to continue operations. Our business plan is based on estimates regarding expected future costs and expected future revenue. Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Any of these factors may increase our need for funds, which would require us to seek additional financing to continue implementing our current business plan. In addition, we may seek additional financing, such as the sale of additional equity and debt securities, to undertake initiatives not contemplated by our current business plan or for other business reasons.

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

On February 13, 2007, we entered into a sale-leaseback transaction with respect to the transponders on the XM-4 satellite, which was launched in October 2006 and placed into service during December 2006. We received net proceeds of $288.5 million from the transaction, of which $44 million (inclusive of interest) was used to retire outstanding mortgages on real property and the remainder of which provides additional liquidity available for working capital and general corporate purposes. For a further discussion, see Note 20, to the Notes to the Consolidated Financial Statements in Item 8. of this Form 10-K.

On May 5, 2006, we entered into a new $250 million revolving credit facility with a group of banks. We have the right to increase the size of the facility by up to $100 million, with any increase to be syndicated on a “best efforts” basis with no lender being required to increase its commitment. The facility became fully available beginning October 2006. For a further discussion, see Note 9, under the heading “$250 million Senior Secured Revolving Credit Facility,” of the Notes to the Consolidated Financial Statements in Item 8. of this Form 10-K.

On May 1, 2006, XM announced that its subsidiary Inc. had completed an $800 million debt offering, consisting of $600 million of unsecured 9.75% Senior Notes due 2014 and $200 million of unsecured Senior Floating Rate Notes due 2013, each at the issue price of 100%. Substantially all of the proceeds of the debt offering have been applied to refinance existing debt or other fixed obligations. For a further discussion, see Note 9, under the heading “$800 million Private Debt Offering,” of the Notes to the Consolidated Financial Statements in Item 8. of this Form 10-K.

On April 19, 2006, we entered into a series of amendments to our arrangements with General Motors pursuant to which we made a prepayment in the amount of $237 million to General Motors to retire at a discount approximately $320 million of fixed payment obligations that would have come due in 2007, 2008 and 2009 under our distribution agreement with General Motors. For a further discussion, see Note 17, under the heading “GM Distribution Agreement” of the Notes to the Consolidated Financial Statements in Item 8. of this Form 10-K.

Contractual Obligations and Commercial Commitments — We are obligated to make significant payments under a variety of contracts and other commercial arrangements, including the following:

•

Lease obligations — We have noncancelable operating leases for terrestrial repeater sites, office space, and software and noncancelable capital leases for equipment that expire over the next fifteen years. For a further discussion of leases, see Notes 17 and 20 of the Notes to the Consolidated Financial Statements in Item 8. of this Form 10-K.

•

Customer Service Providers — We have entered into agreements with service providers for customer care functions to subscribers of our service. Employees of these service providers have access to our customer care systems to establish customer accounts, activate radios, update program and account information and respond to general inquiries from subscribers. We pay an hourly rate for each customer care representative supporting our subscribers. During the years ended December 31, 2006, 2005 and 2004, we incurred $50.7 million, $29.7 million, and $21.5 million, respectively, in relation to services provided for customer care functions.

•

Programming Agreements — We have also entered into various long-term programming agreements. Under the terms of these agreements, we are obligated to provide payments to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. During the years ended December 31, 2006, 2005 and 2004, we incurred expenses of $158.0 million, $90.8 million and $26.5 million, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase next year as the full year impact of new 2006 contracts are recognized and as new contracts are added in 2007. The amount of future costs related to these agreements cannot be estimated, but are expected to be substantial. Of these amounts, $16.1 million, $5.6 million and $1.5 million, are included in Revenue Share & Royalties, and $17.5 million, $10.2 million, and $10.2 million, are included in Advertising & Marketing during the years ended December 31, 2006, 2005 and 2004, respectively.

•

Major League Baseball® — The Company has a multi-year agreement with Major League Baseball® to broadcast MLB games live nationwide and those payments are included in the above disclosure of our commitments. The Company paid $50 million for the 2005 season, $60 million (which included $10 million paid in October 2004) for the 2006 season and will pay $60 million per year thereafter through 2012. MLB has the option to extend the agreement for the 2013, 2014 and 2015 seasons at the same $60 million annual compensation rate. The Company will also make incentive payments to MLB for XM subscribers obtained through MLB and baseball club verifiable promotional programs. No stock or warrants were included in this agreement. The agreement requires the Company to deposit $120 million into escrow or furnish other credit support in such amount. In July 2006, the Company furnished a $120 million surety bond to MLB as part of an amendment to the agreement with MLB that permitted the Company to provide various types of credit support in lieu of its $120 million escrow deposit requirement.

•

Royalty Agreements — We have entered into fixed and variable revenue share payment agreements with performance rights organizations that generally expire at the end of 2006. During the years ended December 31, 2006, 2005 and 2004, we incurred expenses of $37.5 million, $22.0 million and $13.7 million, respectively, in relation to these agreements. For a further discussion of license fees for music rights, see above under the heading “Risk Factors — We must maintain and pay license fees for music rights, and we may have disputes with copyright holders”.

•

Marketing & Distribution Agreements — We have entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, we are obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements. We subsidize the manufacture of certain component parts of XM radios in order to provide attractive pricing to our customers. The subsidies are generally charged to expense when the radios are activated with XM service. The amount of these operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but are expected to be substantial future costs. During the years ended December 31, 2006, 2005 and 2004, we incurred expenses of $176.4 million, $198.8 million and $94.5 million, respectively, in relation to these agreements, excluding expenses related to GM.

•

General Motors Distribution Agreement — We have a long-term distribution agreement with General Motors. The agreement had been assigned by GM to its subsidiary OnStar, but was assigned back to GM in June 2006. During the term of the agreement, which expires twelve years from the commencement date of our commercial operations in 2001, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The agreement was amended in June 2002 and January 2003 to clarify certain terms in the agreement, including extending the dates when certain initial payments were due to GM and confirming the date of our commencement of commercial operations, and to provide that we could make certain payments to GM in shares of our Class A common stock. Our total cash payment obligations were not increased. Under the distribution agreement, we are required to make a subscriber acquisition payment to GM for each person who becomes and remains an XM subscriber through the purchase of a GM vehicle.

In April 2006, we amended the distribution agreement pursuant to which we made a prepayment in May 2006 in the amount of $237 million to General Motors to retire at a discount approximately $320 million of the remaining fixed payment obligations that would have come due in 2007, 2008, and 2009. The April 2006 amendments eliminated our ability to make up to $35 million of subscriber acquisition payments in shares of our Class A common stock. In addition, our credit facility with General Motors was increased from $100 million to $150 million. The facility will terminate, and all draws will become due, upon the earlier of December 31, 2009 and six months after the Company achieves investment grade status. The amendments also provide that the security arrangements on the GM facility will be unsecured until the first draw under the new credit facility and then secured on a second priority basis behind the secured indebtedness permitted to be incurred under the new credit facility. As of December 31, 2006, we have $26.0 million of current prepaid expense to related party and $149.6 million of non-current prepaid expense to related party in connection with the guaranteed fixed payments, as the result of a prepayment of $237 million to GM in May 2006.

In order to encourage the broad installation of XM radios in GM vehicles, we have agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to our service. We must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than eight million GM vehicles with installed XM radios (at which point the percentage remains constant). Accordingly, the revenue share expense is recognized as the related subscription revenue is earned. As of December 31, 2006, we have $40.9 million of current prepaid expense to related party and $11.1 million of non-current prepaid expense to related party in connection with this revenue sharing arrangement. As part of the agreement, GM provides certain call-center related services directly to XM subscribers who are also GM customers for which we must reimburse GM. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a common receiver platform or capable of receiving Sirius Satellite Radio’s service. The agreement was subject to renegotiation if as of November 2005, and will be subject to renegotiation at two-year intervals thereafter, if GM did or does not achieve and maintain specified installation levels of GM vehicles capable of receiving our service. The specified installation level of 1,240,000 units by November 2005 was achieved in 2004. The specified installation levels in future years are the lesser of 600,000 units per year or amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. GM’s exclusivity obligations will discontinue if, by November 2007 and at two-year intervals thereafter, we fail to achieve and maintain specified minimum market share levels in the satellite digital radio service market. We were significantly exceeding the minimum levels at December 31, 2006. For the years ended December 31, 2006, 2005 and 2004, we incurred total costs of $224.2 million, $206.1 million and $159.4 million, respectively, under the distribution agreement.

•

Satellite Contracts — The Company successfully launched its fourth satellite (“XM-4”) into geosynchronous transfer orbit on October 30, 2006. Following positioning in geostationary orbit and extensive in-orbit testing, the handover of XM-4 occurred in December 2006. The Company entered into a sale leaseback transaction for the transponders on XM-4 in February 2007. Under our existing satellite construction and launch contracts, remaining costs for the construction and launch of XM-4 and the construction of XM-5 are expected to be approximately $100 million in 2007 and $41 million in 2008. Additionally, we have paid $15 million in January 2007 representing a deferral of XM-3 construction costs. These costs exclude financing charges on certain amounts deferred prior to launch, in-orbit performance incentives and launch insurance. Our contractual agreements for our satellites are more fully described in Note 17 of the Notes to the Consolidated Financial Statements in Item 8. of this Form 10-K under the heading “Satellite System.”

•

Long-term debt — For a further discussion of long-term debt, see Note 9 of the Notes to the Consolidated Financial Statements in Item 8. of this Form 10-K. Based on the various terms of our long-term debt, our ability to redeem any long-term debt is limited. We have and may continue to take advantage of opportunities to reduce our level of indebtedness in exchange for issuing equity securities, if these transactions can be completed on favorable terms.

The following table represents our cash contractual obligations as of December 31, 2006:

	Payments Due by Period
(in thousands)	2007	2008	2009	2010	2011	2012 and Beyond	Total
Long-term debt (1) (2)	$14,487	$11,505	$438,554	$3,539	$8,097	$829,655	$1,305,837
Major League Baseball® agreement (3)	60,000	60,000	60,000	60,000	60,000	60,000	360,000
Satellites (4)	115,189	40,712	—	—	—	—	155,901
Other operating agreements (5)	101,707	94,443	68,545	38,285	35,250	71,333	409,563
Operating lease obligations	18,614	16,507	16,427	13,618	3,622	4,512	73,300

Total	$309,997	$223,167	$583,526	$115,442	$106,969	$965,500	$2,304,601

(1)	The above amounts do not include interest, which in some cases is variable in amount.
(2)	The above amounts do not include the effects of our sale-leaseback transaction, consummated in February 2007, as further discussed in Note 20 of the Notes to the Consolidated Financial Statements in Item 8. of this Form 10-K.
(3)	Excludes up to $180 million payable in the event Major League Baseball® (“MLB”) exercises its option to extend the Agreement by up to three additional years.
(4)	Excludes financing charges, in-orbit incentives and launch insurance.
(5)	Other operating agreements include programming, marketing and royalty agreements.

The long-term debt payments due in 2009 include the maturity of our $400.0 million aggregate principal amount at maturity of 1.75% Convertible Senior Notes due 2009. The long-term debt payments due in 2011 include the maturity of our remaining outstanding $6.0 million of mortgage loan to finance the purchase of our headquarters data center. The long-term debt payments due in 2012 and beyond include the maturity of our $600.0 million aggregate principal amount at maturity of 9.75% Senior Notes due 2014, the maturity of our $200.0 million aggregate principal amount at maturity of Senior Floating Notes due 2013 and the remaining outstanding $29.7 million of mortgage loan to finance the purchase of our headquarters facility.

Related Party Transactions

For a discussion of related party transactions, see Note 14 of the Notes to the Consolidated Financial Statements in Item 8. of this Form 10-K.

Critical Accounting Estimates

The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Critical accounting estimates are those estimates and assumptions that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change. Senior management has discussed with the audit committee of the board of directors the development and selection of estimates and assumptions for the following:

•

Useful Life of Satellites and Spacecraft Control Facilities — Following the launches of XM-1 and XM-2, we extended their expected useful lives from the initial design life 15 years to 17.5 years based upon updated technical estimates from our satellite provider. Subsequently, based on degradation trends, we adjusted the estimated useful life of XM-1 and XM-2 down through the first quarter of 2008 or to approximately 6.75 years from launch. We continue to monitor the situation and may need to re-adjust the estimated useful lives of XM-1 and XM-2 based on future information. Prior to the completion of its construction, XM-3 was modified to correct the solar array degradation issues experienced by XM-1 and XM-2, was launched in February 2005, and is being depreciated over a useful life of 15 years. On February 13, 2007, the Company entered into a sale-leaseback transaction with respect to the transponders on the XM-4 satellite, which was launched in October 2006 and placed into service during December 2006. At December 31, 2006, the combined carrying value of XM-1, XM-2, XM-3 and XM-4 is $549.8 million. We are not recording an impairment at this time, due to our forecasted cash flows (which are sufficient to recover the system assets); however, should we reduce or not meet our forecasted cash flows or reduce further the estimated useful lives of the satellites, we may be required to record an impairment (which may be substantial) at that time. Impairment, if any, would be calculated as the amount by which the carrying value of the assets exceeds the fair value of the assets. We have not adjusted the estimated useful lives of our spacecraft control facilities, as we believe that these facilities will continue to be used in our XM system. A significant decrease in the estimated useful life of our satellites and spacecraft control facilities could have a material adverse impact on our operating results in the period in which the estimate is revised and in subsequent periods.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fair Value of Financial Instruments — The carrying value of the following financial instruments approximates fair value because of their short maturities: cash and cash equivalents, accounts receivable, due from related parties, accounts payable, accrued expenses, accrued satellite liability, due to related parties and restricted investments.

The estimated fair value of our long-term debt is determined by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s bankers or quoted market prices at the reporting date for the traded debt securities. As of December 31, 2006, the carrying value of our long-term debt was $1,300 million, compared to an estimated fair value of $1,364 million. The estimated fair value of our long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

Interest Rate Risk — At December 31, 2006, we had approximately $1,300 million of total debt, of which $1,100 million was fixed-rate debt and $200 million was variable-rate debt. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. An increase of 100 basis points in the interest rate applicable to the $200 million of variable-rate debt at December 31, 2006 would result in an increase of approximately $2 million in our annual interest expense. We believe that our exposure to interest rate risk is not material to our results of operations.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of XM Satellite Radio Holdings Inc., including Consolidated Balance Sheets as of December 31, 2006 and 2005, and Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity (Deficit) and Consolidated Statements of Cash Flows for the three-year period ended December 31, 2006 and Notes to the Consolidated Financial Statements, and Consolidated Financial Statement Schedule together with reports thereon of KPMG LLP, dated March 1, 2007, are attached hereto as pages F-1 through F-59.

ITEM 9. CHANGES	IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective. During the three months ended December 31, 2006, no changes were made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for the preparation and fair presentation of the financial statements and other financial information contained in this Form 10-K. Management is also responsible for establishing and maintaining adequate internal control over financial reporting. Management maintains a system of internal controls intended to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our financial statements in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our accounting policies and internal controls over financial reporting, established and maintained by management, are under the general oversight of the Audit Committee of our Board of Directors.

Management has made a comprehensive review, evaluation and assessment of our internal control over financial reporting as of December 31, 2006. The standard measures adopted by management in making its evaluation are the measures in the Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework).

Based upon review and evaluation, our management has concluded that our internal control over financial reporting is effective at December 31, 2006 and that there were no material weaknesses in our internal control over financial reporting as of that date.

KPMG LLP, an independent registered public accounting firm, which has audited and reported on the Consolidated Financial Statements contained in this Form 10-K, has issued its written attestation report on management’s assessment of our internal control over financial reporting, which follows this report.

Attestation Report of the Registered Public Accounting Firm

Please see page F-3 of our Financial Statements included herein.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information is incorporated herein by reference to our definitive 2007 Proxy Statement.

ITEM 11. EXECUTIVE	COMPENSATION

The information is incorporated herein by reference to our definitive 2007 Proxy Statement.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information is incorporated herein by reference to our definitive 2007 Proxy Statement.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information is incorporated herein by reference to our definitive 2007 Proxy Statement.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

The information is incorporated herein by reference to our definitive 2007 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)(1) The following Consolidated Financial Statements and reports of independent registered public accounting firm for XM Satellite Radio Holdings Inc. are included in Item 8. of this Form 10-K:

Reports of Independent Registered Public Accounting Firm.

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004.

Consolidated Balance Sheets as of December 31, 2006 and 2005.

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2006, 2005 and 2004.

(a)(2) The following Consolidated Financial Statement Schedule is filed as part of this report and attached hereto as page F-59:

Schedule II — Valuation and Qualifying Accounts.

All other schedules for which provision is made in the applicable accounting regulations of the Commission have been included in the Consolidated Financial Statements of XM Satellite Radio Holdings Inc. or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of February 19, 2007, by and among Sirius Satellite Radio Inc., Vernon Merger Corporation and XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed on February 21, 2007).

3.1^	Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc.

3.2	Amended and Restated Bylaws of XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed on December 19, 2006).

3.3	Restated Certificate of Incorporation of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

3.4	Amended and Restated Bylaws of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

3.5	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Amendment No. 1 to XM’s Registration Statement on Form S-3, File No. 333-89132).

3.6	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.1	Form of Certificate for XM’s Class A common stock (incorporated by reference to Exhibit 3 to XM’s Registration Statement on Form 8-A filed on September 23, 1999).

4.2	Warrant Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. as Issuer and United States Trust Company of New York as Warrant Agent (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.3	Warrant Registration Rights Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. and Bear, Stearns & Co., Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and Lehman Brothers Inc. (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.4	Form of Warrant (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

Exhibit No.	Description
4.5	Rights Agreement, dated as of August 2, 2002, between XM and Equiserve Trust Company as Rights Agent (incorporated by reference to XM’s Current Report on Form 8-K filed on August 2, 2002).

4.6	Security Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, and The Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

4.7	Amended and Restated Security Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and The Bank of New York (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

4.8	Intercreditor and Collateral Agency Agreement (General Security Agreement), dated as of January 28, 2003, by and among the noteholders named therein, The Bank of New York, as trustee, General Motors Corporation, OnStar Corporation and The Bank of New York, as collateral agent (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

4.9	Intercreditor and Collateral Agency Agreement (FCC License Subsidiary Pledge Agreement), dated as of January 28, 2003, by and among the noteholders named therein, The Bank of New York, as trustee, General Motors Corporation, OnStar Corporation and The Bank of New York, as collateral agent (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

4.10	Warrant Agreement, dated as of January 28, 2003, between XM Satellite Radio Holdings Inc. and The Bank of New York (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

4.11	Amended and Restated Amendment No. 1 to Rights Agreement, dated as of January 22, 2003, by and among XM Satellite Radio Holdings Inc. and Equiserve Trust Company, N.A. (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

4.12	Form of 10% Senior Secured Discount Convertible Note due 2009 (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

4.13	Global Common Stock Purchase Warrant (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

4.14	First Amendment to Security Agreement, dated as of June 12, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.15	Warrant to purchase XM Satellite Radio Holdings Inc. Class A Common Stock, dated July 31, 2003, issued to Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.16	Amendment No. 2 to Rights Agreement between XM Satellite Radio Holdings Inc. and Equiserve Trust Company, N.A. (incorporated by reference to XM’s Current Report on Form 8-K filed on April 21, 2004).

4.17	Indenture, dated as of November 23, 2004, between XM Satellite Radio Holdings Inc. and the Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K filed on November 23, 2004).

4.18	Registration Rights Agreement, dated as of November 23, 2004, between XM Satellite Radio Holdings Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed on November 23, 2004).

4.19	Form of 1.75% Senior Convertible Note Due 2009 (incorporated by reference to XM’s Current Report on Form 8-K filed on November 23, 2004).

4.20	Amendment No. 3, dated as of February 19, 2007, to the Rights Agreement, dated as of August 2, 2002, between XM Satellite Radio Holdings Inc. and Computershare Investor Services, LLC, as successor rights agent to Equiserve Trust Company, N.A. (incorporated by reference to XM’s Current Report on Form 8-K filed on February 21, 2007).

Exhibit No.	Description
10.1*	Third Amended and Restated Shareholders and Noteholders Agreement, dated as of June 16, 2003, by and among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.2	Second Amended and Restated Registration Rights Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.3^*	Technology Licensing Agreement by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999.

10.4*	Second Amended and Restated Distribution Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and OnStar Corporation, a division of General Motors Corporation (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

10.5^	Form of Indemnification Agreement between XM Satellite Radio Holdings Inc. and each of its directors and executive officers.

10.6	1998 Shares Award Plan (incorporated by reference to XM’s Registration Statement on Form S-8, File No. 333-106827).

10.7^	Form of Employee Non-Qualified Stock Option Agreement.

10.8	Employee Stock Purchase Plan (incorporated by reference to XM’s Registration Statement on Form S-8, File No. 333-106827).

10.9^	Non-Qualified Stock Option Agreement between Gary Parsons and XM Satellite Radio Holdings Inc., dated July 16, 1999.

10.10^	Non-Qualified Stock Option Agreement between Hugh Panero and XM Satellite Radio Holdings Inc., dated July 1, 1998, as amended.

10.11^	Form of Director Non-Qualified Stock Option Agreement.

10.12*	Joint Development Agreement, dated February 16, 2000, between XM Satellite Radio Inc. and Sirius Satellite Radio Inc. (incorporated by reference to XM’s quarterly report on Form 10-Q for the quarter ended March 31, 2000).

10.13	XM Satellite Radio Holdings Inc. Talent Option Plan (incorporated by reference to XM’s Registration Statement on Form S-8, File No. 333-65022).

10.14	Assignment and Novation Agreement, dated as of December 5, 2001, between Holdings, XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed on December 6, 2001).

10.15*	Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Amendment No. 1 to XM’s Registration Statement on Form S-3, File No. 333-89132).

10.16*	Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated as of December 5, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Holdings’ Current Report on Form 8-K filed on December 6, 2001).

10.17	Amended and Restated Note Purchase Agreement, dated as of June 16, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.18	Amendment No. 1 to Note Purchase Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

Exhibit No.	Description
10.19	Amended and Restated Director Designation Agreement, dated as of February 1, 2003, by and among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.20	GM/DIRECTV Director Designation Agreement, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc., General Motors Corporation and DIRECTV Enterprises LLC (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

10.21	Amended and Restated Assignment and Use Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and XM Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

10.22	Credit Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., as a borrower, and XM Satellite Radio Holdings Inc., as a borrower, and General Motors Corporation, as lender (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.23	Form of 2003 Executive Stock Option Agreement (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.24*	Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.25*	July 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.26*	Contract for Launch Services, dated August 5, 2003, between Sea Launch Limited Partnership and XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.27	Amendment No. 1 to Amended and Restated Director Designation Agreement, dated as of September 9, 2003, by and among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to XM’s Quarterly Report in Form 10-Q for the quarter ended September 30, 2003).

10.28	December 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.29	First Amendment to Credit Agreement, dated January 13, 2004, by and between XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and General Motors Corporation (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.30	First Amendment to Second Amended and Restated Distribution Agreement, dated as of January 13, 2004, by and among OnStar Corporation, XM Satellite Radio Holdings Inc., and XM Satellite Radio Inc. (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.31	Form of Amendment to Third Amended and Restated Shareholders and Noteholders Agreement, dated as of January 13, 2004, by and among XM Satellite Radio Holdings Inc. and the parties thereto (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.35	Form of Employment Agreement, dated as of August 6, 2004, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Gary Parsons (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.36	Form of Employment Agreement, dated as of August 6, 2004, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Hugh Panero (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Exhibit No.	Description
10.37	Form of 2004 Non-Qualified Stock Option Agreement (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.38	Form of Restricted Stock Agreement for executive officers (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.39	Employment Agreement, dated as of July 20, 2006, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. and Nathaniel A. Davis. (incorporated by reference to XM’s Current Report on Form 8-K filed July 24, 2006).

10.40	Indenture, dated as of May 1, 2006, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and The Bank of New York, as trustee, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to XM’s Current Report on Form 8-K filed May 5, 2006).

10.41	Indenture, dated as of May 1, 2006, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and The Bank of New York, as trustee, relating to the Senior Floating Rate Notes due 2013 (incorporated by reference to XM’s Current Report on Form 8-K filed May 5, 2006).

10.42	Form of 9.75% Senior Note due 2014 (incorporated by reference to XM’s Current Report on Form 8-K filed May 5, 2006).

10.43	Form of Senior Floating Rate Note due 2013 (incorporated by reference to XM’s Current Report on Form 8-K filed May 5, 2006).

10.44	Second Amendment to Second Amended and Restated Distribution Agreement, dated as of April 19, 2006, by and among General Motors Corporation, OnStar Corporation, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed May 5, 2006.)

10.45	Third Amendment to Credit Agreement, dated as of April 19, 2006, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., General Motors Corporation and OnStar Corporation (incorporated by reference to XM’s Current Report on Form 8-K filed May 5, 2006.)

10.46	Credit Agreement, dated May 5, 2006, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., the lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Credit Suisse Securities (USA) LLC, as Syndication Agent, and Citigroup Global Markets Inc., as Documentation Agent (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.47	Lease Agreement, dated as of February 13, 2007, by and between Wells Fargo Bank Northwest, as Owner Trustee, and XM Satellite Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed February 14, 2007).

10.48	Participation Agreement, dated as of February 13, 2007, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., Satellite Leasing (702-4), LLC, as Owner Participant, Wells Fargo Bank Northwest, as Owner Trustee and Lessor, and The Bank of New York, as Indenture Trustee, and the note purchasers named therein (incorporated by reference to XM’s Current Report on Form 8-K filed February 14, 2007).

10.49	Transponder Purchase Agreement, dated as of February 13, 2007, by and between XM Satellite Radio Holdings Inc. and Wells Fargo Bank Northwest in its capacity as Owner Trustee (incorporated by reference to XM’s Current Report on Form 8-K filed February 14, 2007).

10.50	Guaranty, dated as of February 13, 2007, made by XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and XM Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed February 14, 2007).

10.51	Indenture, dated as of February 13, 2007, between Wells Fargo Bank Northwest, as Owner Trustee, and The Bank of New York, as Indenture Trustee (incorporated by reference to XM’s Current Report on Form 8-K filed February 14, 2007).

10.52	Form of 10% senior secured note (incorporated by reference to XM’s Current Report on Form 8-K filed February 14, 2007).

10.53^*	Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and Clear Channel Communications, Inc.

Exhibit No.	Description

21.1	Subsidiaries of XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2005).

23.1	Consent of Independent Registered Accounting Firm.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

^	Incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-83619.
*	Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

(b)	Exhibits.

XM Satellite Radio Holdings Inc. hereby files as part of this Form 10-K the Exhibits listed in the Index to Exhibits.

(c)	Consolidated Financial Statement Schedules.

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
Hugh Panero Chief Executive Officer

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ HUGH PANERO Hugh Panero	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2007

/s/ JOSEPH J. EUTENEUER Joseph J. Euteneuer	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2007

/s/ GARY M. PARSONS Gary M. Parsons	Chairman of the Board of Directors	March 1, 2007

/s/ NATHANIEL A. DAVIS Nathaniel A. Davis	President, Chief Operating Officer and Director	March 1, 2007

/s/ JOAN AMBLE Joan Amble	Director	March 1, 2007

/s/ THOMAS J. DONOHUE Thomas J. Donohue	Director	March 1, 2007

/s/ EDDY HARTENSTEIN Eddy Hartenstein	Director	March 1, 2007

/s/ CHESTER A. HUBER, JR. Chester A. Huber, Jr.	Director	March 1, 2007

/s/ JOHN MENDEL John Mendel	Director	March 1, 2007

/s/ JARL MOHN Jarl Mohn	Director	March 1, 2007

/s/ JACK SHAW Jack Shaw	Director	March 1, 2007

/s/ JEFFREY ZIENTS Jeffrey Zients	Director	March 1, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XM SATELLITE RADIO INC.

By:	/s/ HUGH PANERO
Hugh Panero Chief Executive Officer

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ HUGH PANERO Hugh Panero	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2007

/s/ JOSEPH J. EUTENEUER Joseph J. Euteneuer	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2007

/s/ GARY M. PARSONS Gary M. Parsons	Chairman of the Board of Directors	March 1, 2007

/s/ NATHANIEL A. DAVIS Nathaniel A. Davis	President, Chief Operating Officer and Director	March 1, 2007

/s/ JOAN AMBLE Joan Amble	Director	March 1, 2007

/s/ THOMAS J. DONOHUE Thomas J. Donohue	Director	March 1, 2007

/s/ EDDY HARTENSTEIN Eddy Hartenstein	Director	March 1, 2007

/s/ CHESTER A. HUBER, JR. Chester A. Huber, Jr.	Director	March 1, 2007

/s/ JOHN MENDEL John Mendel	Director	March 1, 2007

/s/ JARL MOHN Jarl Mohn	Director	March 1, 2007

/s/ JACK SHAW Jack Shaw	Director	March 1, 2007

/s/ JEFFREY ZIENTS Jeffrey Zients	Director	March 1, 2007

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

The Board of Directors

XM Satellite Radio Holdings Inc.:

We have audited the accompanying consolidated balance sheets of XM Satellite Radio Holdings Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and stockholders’ equity (deficit) for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule presented as Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XM Satellite Radio Holdings Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of XM Satellite Radio Holdings Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

McLean, VA

March 1, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

XM Satellite Radio Holdings Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that XM Satellite Radio Holdings Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and stockholders’ equity (deficit) for each of the years in the three-year period ended December 31, 2006, and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

McLean, VA

March 1, 2007

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands, except share and per share data)	2006	2005	2004
Revenue:
Subscription	$825,626	$502,612	$220,468
Activation	16,192	10,066	4,814
Merchandise	21,720	18,182	7,261
Net ad sales	35,330	20,103	8,485
Other	34,549	7,303	3,415

Total revenue	933,417	558,266	244,443

Operating expenses:
Cost of revenue (excludes depreciation & amortization, shown below):
Revenue share & royalties	149,010	93,874	50,676
Customer care & billing operations (1)	104,871	76,222	40,887
Cost of merchandise	48,949	40,707	11,557
Ad sales (1)	15,961	10,058	6,165
Satellite & terrestrial (1)	49,019	42,355	35,922
Broadcast & operations:
Broadcast (1)	23,049	16,609	10,832
Operations (1)	34,683	24,460	13,192

Total broadcast & operations	57,732	41,069	24,024
Programming & content (1)	165,196	101,008	32,704

Total cost of revenue	590,738	405,293	201,935
Research & development (excludes depreciation & amortization, shown below) (1)	37,428	31,218	23,513
General & administrative (excludes depreciation & amortization, shown below) (1)	88,626	43,864	28,555
Marketing (excludes depreciation & amortization, shown below):
Retention & support (1)	31,842	22,275	13,286
Subsidies & distribution	241,601	264,719	165,704
Advertising & marketing	147,640	163,312	88,076

Marketing	421,083	450,306	267,066
Amortization of GM liability	29,760	37,250	37,250

Total marketing	450,843	487,556	304,316
Depreciation & amortization	168,880	145,870	147,165

Total operating expenses (1)	1,336,515	1,113,801	705,484

Operating loss	(403,098)	(555,535)	(461,041)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS — (Continued)

	Years Ended December 31,
(in thousands, except share and per share data)	2006	2005	2004
Other income (expense):
Interest income	21,664	23,586	6,239
Interest expense	(121,304)	(107,791)	(85,757)
Loss from de-leveraging transactions	(122,189)	(27,552)	(76,621)
Loss from impairment of investments	(76,572)	—	—
Equity in net loss of affiliate	(23,229)	(482)	—
Other income (expense)	5,842	3,389	2,129

Net loss before income taxes	(718,886)	(664,385)	(615,051)
Benefit from (provision for) deferred income taxes	14	(2,330)	(27,317)

Net loss	(718,872)	(666,715)	(642,368)

8.25% Series B and C preferred stock dividend requirement	(6,127)	(8,597)	(8,802)
8.25% Series B preferred stock retirement loss	(755)	—	—
8.25% Series C preferred stock retirement loss	(5,938)	—	—

Net loss attributable to common stockholders	$(731,692)	$(675,312)	$(651,170)

Net loss per common share: basic and diluted	$(2.70)	$(3.07)	$(3.30)
Weighted average shares used in computing net loss per common share — basic and diluted	270,586,682	219,620,468	197,317,607

(1) These captions include non-cash stock-based compensation expense as follows:
	Years Ended December 31,
(in thousands)	2006	2005	2004
Customer care & billing operations	$1,338	$45	$—
Ad sales	2,397	234	—
Satellite & terrestrial	2,649	287	—
Broadcast	2,880	240	—
Operations	2,425	96	—
Programming & content	10,878	840	554
Research & development	8,655	1,029	140
General & administrative	28,124	1,741	1,326
Retention & support	8,700	1,454	—

Total stock-based compensation	$68,046	$5,966	$2,020

See accompanying Notes to the Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$218,216	$710,991
Accounts receivable, net of allowance for doubtful accounts of $4,946 and $3,722	62,293	47,247
Due from related parties	13,991	8,629
Related party prepaid expenses	66,946	54,752
Prepaid programming content	28,172	65,738
Prepaid and other current assets	43,040	55,811

Total current assets	432,658	943,168
Restricted investments	2,098	5,438
System under construction	126,049	216,527
Property and equipment, net of accumulated depreciation and amortization of $767,768 and $600,482	849,662	673,672
DARS license	141,387	141,276
Intangibles, net of accumulated amortization of $8,222 and $6,960	4,640	5,902
Deferred financing fees, net of accumulated amortization of $20,537 and $20,922	38,601	36,735
Related party prepaid expenses, net of current portion	160,712	9,809
Investments	80,592	187,403
Prepaid and other assets, net of current portion	4,219	3,731

Total assets	$1,840,618	$2,223,661

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$51,844	$145,691
Accrued expenses	147,591	154,125
Accrued satellite liability	64,875	104,300
Accrued interest	18,482	5,603
Current portion of long-term debt	14,445	7,608
Due to related parties	46,459	60,750
Subscriber deferred revenue	340,711	275,944
Deferred income	9,915	10,137
Total current liabilities	694,322	764,158

Satellite liability, net of current portion	—	23,285
Long-term debt, net of current portion	1,286,179	1,035,584
Due to related parties, net of current portion	—	53,901
Subscriber deferred revenue, net of current portion	86,482	84,694
Deferred income, net of current portion	130,780	141,073
Other non-current liabilities	40,735	40,018

Total liabilities	2,238,498	2,142,713

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS — (Continued)

	December 31,
(in thousands, except share and per share data)	2006	2005
Commitments and contingencies Stockholders’ equity (deficit):
Series A convertible preferred stock, par value $0.01 (liquidation preference of $51,370 at December 31, 2006 and 2005); 15,000,000 shares authorized, 5,393,252 shares issued and outstanding at December 31, 2006 and 2005	54	54
Series B convertible redeemable preferred stock, par value $0.01 (liquidation preference of $0 and $23,714 at December 31, 2006 and 2005, respectively); 3,000,000 shares authorized, zero and 474,289 shares issued and outstanding at December 31, 2006 and 2005, respectively	—	5
Series C convertible redeemable preferred stock, par value $0.01 (liquidation preference of $0 and $114,514 at December 31, 2006 and 2005, respectively); 250,000 shares authorized, zero and 79,246 shares issued and outstanding at December 31, 2006 and 2005, respectively	—	1
Series D preferred stock, par value $0.01 (liquidation preference of $0 at December 31, 2006 and 2005); 250,000 shares authorized, no shares issued and outstanding at December 31, 2006 and 2005	—	—
Class A common stock, par value $0.01; 600,000,000 shares authorized, 305,781,515 shares and 240,701,988 shares issued and outstanding at December 31, 2006 and 2005, respectively	3,058	2,407
Class C common stock, par value $0.01; 15,000,000 shares authorized, no shares issued and outstanding at December 31, 2006 and 2005	—	—
Accumulated other comprehensive income, net of tax	3,590	5,985
Additional paid-in capital	3,093,894	2,852,100
Accumulated deficit	(3,498,476)	(2,779,604)

Total stockholders’ equity (deficit)	(397,880)	80,948

Total liabilities and stockholders’ equity (deficit)	$1,840,618	$2,223,661

See accompanying Notes to the Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2006	2005	2004
Cash flows from operating activities:
Net loss	$(718,872)	$(666,715)	$(642,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	15,223	8,328	3,218
Depreciation and amortization	168,880	145,870	147,165
Amortization of deferred income related to XM Canada	(10,081)	—	—
Non-cash loss on impairment of investments	76,572	—	—
Interest accretion expense	—	45,579	53,422
Loss from de-leveraging transactions	122,189	27,552	76,621
Non-cash loss on equity in affiliate	23,229	482	—
Amortization of deferred financing fees and debt discount	41,285	30,178	18,524
Stock-based compensation	68,046	5,966	2,020
(Benefit from) provision for deferred income taxes	(14)	2,330	27,317
Gain on sale of fixed assets	(4,490)	—	—
Other	264	51	(15)
Changes in operating assets and liabilities:
Increase in accounts receivable	(37,492)	(35,441)	(8,407)
Increase in due from related parties	(5,362)	(3,262)	(191)
Decrease (increase) in prepaid programming content	37,565	(54,348)	(11,390)
(Increase) decrease in prepaid and other assets	(206,564)	(46,956)	11,491
(Decrease) increase in accounts payable, accrued
expenses and other liabilities	(102,175)	125,791	57,371
Increase (decrease) in accrued interest	12,879	(8,543)	8,719
(Decrease) increase in due to related parties	(9,294)	48,130	82,835
Increase in subscriber deferred revenue	66,555	208,291	98,463
Decrease in deferred income	(434)	—	—

Net cash used in operating activities	(462,091)	(166,717)	(75,205)

Cash flows from investing activities:
Purchase of property and equipment	(54,895)	(61,210)	(25,934)
Additions to system under construction	(220,124)	(118,583)	(143,978)
Proceeds from sale of assets	7,182	—	—
Purchase of equity investment	—	(25,334)	—
Net maturity (purchase) of restricted investments	3,390	(996)	(341)
Insurance proceeds from satellite recoveries	—	—	133,924

Net cash used in investing activities	(264,447)	(206,123)	(36,329)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Years Ended December 31,
(in thousands)	2006	2005	2004
Cash flows from financing activities:
Proceeds from sale of common stock	—	300,000	185,500
Proceeds from exercise of warrants and stock options	6,420	19,637	51,335
Proceeds from issuance of 9.75% senior notes due 2014	600,000	—	—
Proceeds from issuance of senior floating rate notes due 2013	200,000	—	—
Proceeds from issuance of 1.75% convertible senior notes	—	100,000	300,000
Proceeds from issuance of senior secured floating rate notes due 2009	—	—	200,000
Proceeds from refinancing of mortgage on corporate facility	—	—	33,300
Repayment of related party long-term debt	—	—	(81,194)
Repayment of related party credit facility	—	—	(103,034)
Repayment of 14% senior secured discount notes	(186,545)	(22,824)	(13,028)
Repayment of 12% senior secured notes due 2010	(100,000)	(15,000)	(70,000)
Repayment of senior secured floating rate notes due 2009	(200,000)	—	—
Payment of premiums on de-leveraging transactions	(27,398)	(3,398)	(10,347)
Payments on mortgages on corporate facilities	(578)	(381)	(28,247)
Payments on other borrowings	(12,725)	(9,651)	(40,174)
Repurchase of Series B convertible redeemable preferred stock	(23,960)	—	—
Deferred financing costs	(21,451)	(2,419)	(13,017)

Net cash provided by financing activities	233,763	365,964	411,094

Net (decrease) increase in cash and cash equivalents	(492,775)	(6,876)	299,560
Cash and cash equivalents at beginning of period	710,991	717,867	418,307

Cash and cash equivalents at end of period	$218,216	$710,991	$717,867

See accompanying Notes to the Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series A Convertible Preferred Stock		Series B Convertible Redeemable Preferred Stock		Series C Convertible Redeemable Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
(in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2004	10,786,504	$108	474,289	$5	120,000	$1	160,665,194	$1,607	$2,001,688	$(1,470,521)	$—	$532,888
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	(642,368)	—	(642,368)

Total comprehensive loss												(642,368)
Conversion of Series A convertible preferred stock	(5,393,252)	(54)	—	—	—	—	5,393,252	54	—	—	—	—
Sale of shares of Class A common stock	—	—	—	—	—	—	7,057,193	70	178,398	—	—	178,468
Conversion of Series C convertible redeemable preferred stock	—	—	—	—	(40,754)		5,891,147	59	(59)	—	—	—
Issuance of shares of Class A common stock to convert or redeem notes outstanding	—	—	—	—	—	—	12,353,205	123	207,064	—	—	207,187
Issuance of shares of Class A common stock from redemption of warrants	—	—	—	—	—	—	15,284,214	152	40,561	—	—	40,713
Issuance of Class A common stock through stock–based compensation plans	—	—	—	—	—	—	1,531,458	15	17,239	—	—	17,254
Series B convertible redeemable preferred stock dividends	—	—	—	—	—	—	73,525	1	—	—	—	1
Non-cash stock compensation and amortization of restricted stock	—	—	—	—	—	—	—	1	2,019	—	—	2,020

Balance at December 31, 2004	5,393,252	$54	474,289	$5	79,246	$1	208,249,188	$2,082	$2,446,910	$(2,112,889)	$—	$336,163
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	(666,715)	—	(666,715)
Other comprehensive income:
Unrealized gains on available-for-sale securities, net of $3,747 tax	—	—	—	—	—	—	—	—	—	—	5,985	5,985

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(660,730)
Sale of shares of Class A common stock	—	—	—	—	—	—	9,714,497	98	301,122	—	—	301,220
Issuance of shares of Class A common stock to convert notes outstanding	—	—	—	—	—	—	18,334,103	183	74,710	—	—	74,893
Issuance of shares of Class A common stock from redemption of warrants	—	—	—	—	—	—	2,547,312	25	(10)	—	—	15
Issuance of shares of Class A common stock through stock-based compensation plans	—	—	—	—	—	—	1,793,278	19	18,572	—	—	18,591
Issuance of shares of restricted Class A common stock, net of cancellations	—	—	—	—	—	—	2,199	—	(38)	—	—	(38)
Non-cash stock compensation and amortization of restricted stock	—	—	—	—	—	—	—	—	5,966	—	—	5,966
Series B convertible redeemable preferred stock dividends	—	—	—	—	—	—	61,411	—	—	—	—	—
Warrants at fair value	—	—	—	—	—	—	—	—	4,868	—	—	4,868

Balance at December 31, 2005	5,393,252	$54	474,289	$5	79,246	$1	240,701,988	$2,407	$2,852,100	$(2,779,604)	$5,985	$80,948

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (Continued)

	Series A Convertible Preferred Stock		Series B Convertible Redeemable Preferred Stock		Series C Convertible Redeemable Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
(in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	—	—	—	(718,872)	—	(718,872)
Other comprehensive income:
Unrealized loss on available-for-sale securities, net of $0 tax	—	—	—	—	—	—	—	—	—	—	(125)	(125)
Realized loss on available-for-sale securities, net of ($3,747) tax benefit	—	—	—	—	—	—	—	—	—	—	(5,985)	(5,985)
Foreign currency translation adjustment, net of $2,326 tax expense	—	—	—	—	—	—	—	—	—	—	3,715	3,715

Total comprehensive loss												(721,267)
Sale of shares of Class A common stock	—	—	—	—	—	—	95,884	1	1,305	—	—	1,306
Issuance of shares of Class A common stock to convert notes outstanding	—	—	—	—	—	—	48,837,514	488	191,444	—	—	191,932
Issuance of shares of Class A common stock from redemption of warrants	—	—	—	—	—	—	774,366	8	508	—	—	516
Issuance of shares of Class A common stock through stock-based compensation plans	—	—	—	—	—	—	600,017	6	4,590	—	—	4,596
Issuance of shares of restricted Class A common stock, net of cancellations	—	—	—	—	—	—	227,358	3	—	—	—	3
Non-cash stock compensation and amortization of restricted stock	—	—	—	—	—	—	—	—	68,046	—	—	68,046
Series B convertible redeemable preferred stock dividends	—	—	—	—	—	—	23,254	—	—	—	—	—
Repurchase of Series B convertible redeemable preferred stock	—	—	(474,289)	(5)	—	—	—	—	(23,955)	—	—	(23,960)
Conversion of Series C convertible redeemable preferred stock	—	—	—	—	(79,246)	(1)	14,521,134	145	(144)	—	—	—

Balance at December 31, 2006	5,393,252	$54	—	$—	—	$—	305,781,515	$3,058	$3,093,894	$(3,498,476)	$3,590	$(397,880)

See accompanying Notes to the Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

XM Satellite Radio Inc. (“Inc.”), was incorporated on December 15, 1992 in the State of Delaware for the purpose of operating a digital audio radio service (“DARS”) under a license from the Federal Communications Commission (“FCC”). XM Satellite Radio Holdings Inc. (“Holdings”) was formed as a holding company for Inc. on May 16, 1997. The Company commenced commercial operations in two markets on September 25, 2001 and completed its national rollout on November 12, 2001.

As of December 31, 2006, the principal differences between the financial conditions of Holdings and Inc., were:

•	the ownership by Holdings of the corporate headquarters and data center since August 2001 and September 2005, respectively, and the lease of these buildings to Inc.;

•	XM-1, XM-2, and XM-3, except for the B702 bus portion of XM-3, are owned by Inc.; XM-4, XM-5 and the B702 bus portion of XM-3 are owned by Holdings;

•	the presence at Holdings of additional indebtedness, primarily the 1.75% Convertible Senior Notes due 2009 and mortgages, not guaranteed by Inc.;

•	the investments by Holdings in Canadian Satellite Radio (including related revenue and deferred income) and WorldSpace, Inc.; and

•	the existence of cash balances at Holdings.

Accordingly, the results of operations for Inc. and its subsidiaries are substantially the same as the results for Holdings and its subsidiaries except that Inc. has:

•

additional rent, less depreciation and amortization expense and less other income, in each case principally related to Inc.’s rental of its corporate headquarters and data center buildings from Holdings, which are intercompany transactions that have been eliminated in the consolidated Holdings financial statements;

•	less interest expense principally related to the additional indebtedness at Holdings;

•	less revenue associated with the amortization of deferred income or equity in losses from Holdings’ investment in Canadian Satellite Radio;

•	no gains or losses on Holdings’ investments in Canadian Satellite Radio or WorldSpace, Inc.; and

•	less interest income because of additional cash balances at Holdings.

(2) Summary of Significant Accounting Policies and Practices

Principles of Consolidation and Basis of Presentation

The Consolidated Financial Statements include the accounts of XM Satellite Radio Holdings Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is consolidated in the Consolidated Financial Statements in accordance with FIN No. 46(R). As of December 31, 2006 and 2005, there were no variable interest entities subject to consolidation by the Company pursuant to FIN No. 46(R).

Accounting Estimates

The preparation of the Company’s Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The estimates involve judgments with respect to, among other things,

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

various future factors, which are difficult to predict and are beyond the control of the Company. Significant estimates include the estimated useful life of satellites and spacecraft control facilities, valuation of the Company’s investment in the DARS license and its identification as an asset with an indefinite life, estimated cost for rebate promotions, the allowance for doubtful accounts, the valuation of intangible assets, the valuation of long-term investments, the recoverability of the long-lived assets, the estimated life of a subscriber’s subscription, the payments to be made to distributors and manufacturers for radios sold or activated, the amount of royalties to be paid on radios and/or components manufactured or revenue generated, the estimated amount of music programming license fees, the amount of stock-based compensation arrangements and the valuation allowances against deferred tax assets. Accordingly, actual amounts could differ from these estimates.

Payments owed to manufacturing and distribution partners are expensed during the month in which the manufacture, sale, and/or activation of the radio unit occurs. The amounts of these expenses are dependent upon units provided by internal Company systems and processes (i.e. subscriber management system and supply chain management system) and partner systems and processes. However, due to lags in receiving manufacturing and sales data from partners, estimates of amounts due are necessary in order to record monthly expenses. In subsequent months when lagged data is received from partners, expenses are reconciled, and adjusted where necessary. Since launching commercial operations, the Company continues to refine the estimation process based on an increased understanding of the timing lags, and close working relationships with business partners. Estimates recorded on the Company’s books are generally adjusted to actuals within the following quarter.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Cash premiums paid on de-leveraging transactions in the amounts of $3.4 million and $10.3 million for the years ended December 31, 2005 and 2004, respectively, were reclassified from cash flows from operating activities to cash flows from financing activities. These amounts are considered immaterial to the prior periods to which they relate.

Cash and Cash Equivalents

The Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amounts reflected in the Consolidated Balance Sheets for Cash and cash equivalents approximate fair value due to their short maturities.

Restricted Investments

Restricted investments consist principally of certificates of deposits. At December 31, 2006 and 2005, restricted investments represented securities held in escrow to secure the Company’s future performance with regard to certain contracts and obligations, which include certain facility leases and other secured credits. There were no gross unrealized holding gains or losses on these restricted investments at December 31, 2006 and 2005.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in the Company’s existing accounts receivable. The Company estimates the allowance based primarily on the Company’s historical write-off experience. Receivable balances are written-off when management deems amounts to be uncollectible, which is generally determined by the number of days past due.

Inventory

Inventories are stated at the lower of average cost or market. The Company provides estimated inventory allowances for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Inventories consist of both finished goods and raw materials. The Company had $17.0 million and $26.1 million of net inventory at December 31, 2006 and 2005, respectively, which are included in Prepaid and other current assets on the Consolidated Balance Sheets.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2006, 2005 and 2004, the Company recorded total inventory write-down charges of $4.9 million, $0 and $0, respectively which charges are reflected in Cost of merchandise in the Consolidated Statements of Operations.

Investments

Investments in marketable equity securities of companies in which XM does not have a controlling interest or is unable to exert significant influence are accounted for at market value if the investments are publicly traded and resale restrictions of less than one year exist (“available-for-sale equity securities”). Unrealized holding gains and losses on marketable available-for-sale equity securities are carried net of taxes as a component of Accumulated other comprehensive income in Stockholders’ equity (deficit) in the Consolidated Balance Sheets.

Investments in equity securities that do not have readily determinable fair values and in which XM does not have a controlling interest or is unable to exert significant influence are recorded at cost, subject to other than temporary impairment (“cost method”).

For those investments in which the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliate as they occur rather than as dividends or other distributions are received, limited to the extent of the Company’s investment in, advances to and commitments to the investee. The Company’s share of net earnings or loss of affiliate is recorded in Other income (expense).

Investments are periodically reviewed for impairment and a write down is recorded whenever declines in fair value below carrying value are determined to be other than temporary. In making this determination, the Company considers, among other factors, the severity and duration of the decrease as well as the likelihood of a recovery within a reasonable timeframe.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, and purchased intangibles subject to

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

DARS License and Other Intangible Assets

Intangible assets not subject to amortization, specifically the DARS license, are tested annually for impairment, and are tested for impairment more frequently, if events or circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

The Company recorded amortization expense of $1.3 million for each year ended December 31, 2006, 2005, 2004 related to acquired programming and receiver agreements with estimated useful lives of 10 years. These agreements had a remaining carrying value of $4.6 million and $5.9 million and accumulated amortization of $8.2 million and $7.0 million at December 31, 2006 and 2005, respectively. Estimated amortization expense for the next four years is $1.3 million in 2007 through 2009 and $0.7 million in 2010.

Deferred Financing Fees and Other Assets

Deferred financing fees consist primarily of legal, accounting, printing and investment banking fees as well as fees paid to obtain lines of credit. Deferred financing fees are amortized over the life of the corresponding instrument and facility.

Asset Retirement Obligation

In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations, the Company capitalized as part of the carrying amount, the fair value of the future obligation associated with the retirement of the Company’s terrestrial repeater network. These costs, which are included in Accrued expenses, include an amount that the Company estimates will be sufficient to satisfy the Company’s obligations under leases to remove the terrestrial repeater equipment and restore the sites to their original condition. The asset retirement obligation was $1.0 million and $0.9 million at December 31, 2006 and 2005, respectively.

Revenue Recognition

The Company derives revenue primarily from subscription and activation fees as well as advertising, direct sales of equipment and royalties.

Revenue from subscribers, which is generally billed in advance, consists of (i) fixed charges for service, which are recognized as the service is provided and (ii) non-refundable activation fees that are recognized ratably over the expected 40-month life of the customer relationship. Direct activation costs are expensed as incurred. Promotions for free or discounted service are treated as a reduction to revenue during the period of the promotion. Consideration received in advance of revenue recognition is recorded as deferred revenue.

The Company recognizes revenue for sales of bundled packages, which might include a radio, activation and/or service component, pursuant to Emerging Issues Task Force (“EITF”) Issue No. 00-21, Accounting Revenue Arrangements with Multiple Deliverables (“EITF No. 00-21”). Pursuant to EITF No. 00-21, the Company allocates the consideration received based on the relative fair values of the individual components. Additionally, pursuant to the guidance of Securities and Exchange Commission Staff Accounting Bulletin 104 (“SAB 104”), unless evidence suggests otherwise, revenue from consideration received is recognized on a straight-line basis over the expected term of the arrangements.

The Company recognizes advertising revenue from sales of advertisements in the period in which the advertisement is broadcast. Agency fees are presented as a reduction to revenue in the Consolidated Statements of Operations. Advertising

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue for the years ended December 31, 2006, 2005 and 2004, include advertisements sold in exchange for goods and services (barter) recorded at fair value. Revenue from barter transactions is recognized when advertisements are broadcast. Merchandise or services received are charged to expense when used or received, respectively.

Equipment revenue is recognized at the time of shipment or delivery of the equipment. Royalty and other revenue is recognized when earned.

Barter Transactions

XM enters into transactions that either exchange advertising for advertising (“Advertising Barter”) or advertising for other products and services (“Non-advertising Barter”). Advertising Barter transactions are recorded at the lesser of estimated fair value of the advertising received or given in accordance with the provisions of EITF Issue No. 99-17, Accounting for Advertising Barter Transactions. Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense when used. Revenue from barter transactions is not material to the Company’s Consolidated Statements of Operations for any of the periods presented herein.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires all share-based compensation payments to be recognized in the financial statements based on their fair value using an option pricing model.

The Company adopted SFAS 123R using the modified prospective method which requires that compensation cost recognized subsequent to adoption include the applicable amounts of: (a) compensation cost for share-based payments granted prior to, but not yet vested, as of December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123R. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. The Company uses the Black-Scholes option-pricing model to value stock option awards and has elected to treat awards with graded vesting as a single award. The adoption of SFAS 123R had a material impact on the Consolidated Statements of Operations. This impact is more fully described in Note 12.

Pro Forma Presentation for Periods Prior to the Adoption of SFAS 123R — Under the modified prospective transition method, results for prior periods have not been restated to reflect the effects of implementing SFAS 123R. The following table illustrates the effect on net loss as if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (in thousands).

	Years Ended December 31,
	2005	2004
Net loss attributable to common stockholders, as reported	$(675,312)	$(651,170)
Add: Stock-based employee compensation expense included in net loss	5,508	—
Less: Total stock-based employee compensation expense determined under fair value-based method for all awards	(43,109)	(30,456)

Pro forma net loss	$(712,913)	$(681,626)

As reported — net loss per common share: basic and diluted	$(3.07)	$(3.30)
Pro forma — net loss per common share: basic and diluted	$(3.25)	$(3.45)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research & Development

Research and development expenses primarily include the cost of new product development, chipset design, software development and engineering.

Advertising & Marketing

Advertising & marketing costs, including media, events, training and marketing materials for retail and automotive dealer points of presence, are discretionary costs that are expensed as incurred. During the years ended December 31, 2006, 2005, and 2004, the Company expensed approximately $147.6 million, $163.3 million and $88.1 million, respectively. Co-operative marketing costs are recognized as advertising expense to the extent an identifiable benefit is received and fair value of the benefit can be reasonably measured. Otherwise, such costs are recorded as a reduction of revenue.

Net Loss Per Common Share

The Company computes net loss per common share in accordance with SFAS No. 128, Earnings Per Share and SEC Staff Accounting Bulletin (“SAB”) No. 98, Computations of Earnings Per Share. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is computed by dividing the net loss attributable to common stockholders (after deducting preferred dividend requirements) for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and dilutive equivalent shares outstanding during the period. Options, warrants and convertible instruments outstanding as of December 31, 2006 to purchase 51 million shares of common stock (46 million of which were vested) were not included in the computation of diluted net loss per common share for the year ended December 31, 2006 as their inclusion would have been anti-dilutive. Options, warrants and convertible instruments outstanding as of December 31, 2005 to purchase 111 million shares of common stock (104 million of which were vested) were not included in the computation of diluted net loss per common share for the year ended December 31, 2005 as their inclusion would have been anti-dilutive. Options, warrants and convertible instruments outstanding as of December 31, 2004 to purchase 121 million shares of common stock (112 million of which were vested) were not included in the computation of diluted net loss per common share for the year ended December 31, 2004 as their inclusion would have been anti-dilutive. Unvested shares of restricted stock in the amount of 3,390,359, 833,544 and 10,000 as of December 31, 2006, 2005 and 2004, respectively, are not included in the computation of basic net loss per common share or in diluted net loss per common share because their inclusion would have been anti-dilutive. The Company had a net loss in each of the periods presented, therefore, basic and diluted net loss per common share are the same.

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

Comprehensive Income or Loss

Accumulated other comprehensive income or loss is reported on the Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities (see Note 7, under the heading “WorldSpace”) and foreign currency translation adjustments (see Note 7, under the heading “Canadian Satellite Radio”) are included in other comprehensive income or loss.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

However, in the event that an unrealized loss is deemed other than temporary, the loss is recognized in earnings. The components of Comprehensive income or loss for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Net loss	$(718,872)	$(666,715)	$(642,368)
Unrealized gain (loss) on available-for-sale securities	(125)	5,985	—
Reclassification adjustment for realized loss on available-for-sale securities, net of tax	(5,985)	—	—
Foreign currency translation adjustment, net of tax	3,715	—	—

Total comprehensive loss	$(721,267)	$(660,730)	$(642,368)

The Company did not recognize a tax benefit for the unrealized loss on available-for-sale securities for the year ended December 31, 2006. Unrealized gain on available-for-sale securities for the year ended December 31, 2005 is shown net of tax expense of approximately $3,747,000. Reclassification adjustment for realized loss on available-for-sale securities, for the year ended December 31, 2006, is shown net of tax benefit of approximately $3,747,000. Foreign currency translation adjustment, for the year ended December 31, 2006, is shown net of tax expense of approximately $2,326,000.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 (Accounting for Derivative Instruments and Hedging Activities) and No. 140 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities), which permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. In addition, SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation under the requirements of Statement No. 133. This Statement shall be effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company will adopt this Statement effective January 1, 2007. Based on the Company’s current evaluation of this Statement, the Company does not expect the adoption of SFAS No. 155 to have a significant impact on its consolidated results of operations or financial position.

In June 2006, the FASB Emerging Issues Task Force issued EITF No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation), which states that a company should disclose its accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this Issue. If taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The consensus would be effective for the first annual or interim reporting period beginning after December 15, 2006. The disclosures are required for annual and interim financial statements for each period for which an income statement is presented. The Company will adopt this Interpretation effective January 1, 2007. Based on the Company’s current evaluation of this Issue, the Company does not expect the adoption of EITF No. 06-3 to have a significant impact on its consolidated results of operations or financial position.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Statement

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2006. The Company will adopt this Interpretation effective January 1, 2007. Based on the Company’s current evaluation of this Interpretation, the Company does not expect the adoption of FIN No. 48 to have a significant impact on its consolidated results of operations or financial position.

In September 2006, the FASB Emerging Issues Task Force issued EITF No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider, which states how a service provider company that depends on specialized equipment should account for consideration paid to the manufacturers and resellers of such equipment. EITF No. 06-1 requires that the service provider recognize payments based on the form of benefit the end-customer receives from the manufacturer or reseller. If the form of benefit is “other than cash” or the service provider does not control the form of benefit provided to the customer, the consideration would be classified as an expense. If the form of benefit is cash, the consideration would be classified as an offset to revenue. The consensus would require retrospective application to all prior periods as of the beginning of the first annual reporting period beginning after June 15, 2007. This Issue is effective for the first annual reporting period beginning after June 15, 2007. The Company is currently evaluating the impact of the adoption of EITF No. 06-1 on its consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt this Statement effective January 1, 2008. Based on the Company’s current evaluation of this Statement, the Company does not expect the adoption of SFAS No. 157 to have a significant impact on its consolidated results of operations or financial position.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement misstatements under both the income statement (rollover) and balance sheet (iron curtain) methods. SAB No. 108 permits initial adoption of its provisions either by (i) restating prior financial statements; or (ii) recording the cumulative effect adjustment, with an offsetting adjustment recorded to the opening balance of retained earnings in the year of adoption. SAB No. 108 is effective for annual financial statements issued for fiscal years ending after November 15, 2006. The Company adopted the provisions of SAB No. 108 during the fourth quarter of 2006. The adoption had no significant impact on its consolidated results of operations or financial position.

(3) Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. As of December 31, 2006 and 2005, the Company has determined that the carrying value of each of the financial instruments listed below approximates the fair value based on the reasons indicated.

The carrying amounts of the following financial instruments approximate fair value because of their short maturities: Cash and cash equivalents, accounts receivable, due from related parties, accounts payable, accrued expenses, accrued satellite liability, due to related parties and restricted investments.

The fair value of the Company’s long-term debt is determined by either estimation by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s bankers or quoted market prices at the reporting date for the traded debt securities. As of December 31, 2006 and

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005, the carrying value of its long-term debt was $1,300 million and $1,043 million, respectively; while the fair value was $1,364 million and $2,458 million, respectively.

(4) System Under Construction

The Company has capitalized costs including capitalized interest related to the development of its spacecraft system to the extent that they have future benefits. The amounts recorded as system under construction consist of its spacecraft system in the amount of $126.0 million and $216.5 million as of December 31, 2006 and 2005, respectively.

(5) Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2006	2005
Spacecraft system	$905,507	$645,036
Terrestrial repeater network	264,223	262,255
Spacecraft control and uplink facilities	46,181	40,548
Broadcast facilities	65,302	64,126
Land	8,788	8,788
Buildings and improvements	73,252	66,741
Computer systems, furniture and fixtures, and equipment	254,177	186,660

Total property and equipment	1,617,430	1,274,154
Accumulated depreciation and amortization	(767,768)	(600,482)

Property and equipment, net	$849,662	$673,672

Spacecraft System

The Company launched its first two satellites, XM-1 and XM-2 in the first half of 2001 prior to the commencement of commercial operations. Depreciation commenced upon acceptance of the satellites from Boeing Satellite Systems, which occurred during the first half of 2001. The XM-1 and XM-2 satellites suffer from a progressive solar array power degradation issue that is common to the first six Boeing 702 class satellites put in orbit. During 2004, the Company reached an agreement with insurers and recovered approximately $142 million, of which $134 million was recorded as a reduction to the carrying values of XM-1 and XM-2. In February 2005, XM-3 was successfully launched and moved into the 85° West Longitude orbital location. During April 2005, XM-1 was successfully collocated with XM-2 at 115° West Longitude orbital location. In October 2006, XM-4 was successfully launched and moved into the 115° West Longitude orbital location to mitigate the issues with XM-1 and XM-2. Depreciation of XM-3 and XM-4 commenced upon acceptance of the satellites, which occurred during April 2005 and December 2006, respectively.

Amortization and depreciation of the ground systems/spacecraft control facilities and related computer systems commenced on September 25, 2001, which was the date the service was launched in the Company’s lead markets. Depreciation of the broadcast facilities and the terrestrial repeaters commenced when they were placed in service.

(6) DARS License

The Company’s DARS license is valid for eight years upon successful launch and orbital insertion of the satellites and can be extended by the FCC. The DARS license requires that the Company comply with a construction and launch schedule specified by the FCC for each of the first two authorized satellites, which has occurred. The FCC has the authority to revoke the authorizations and in connection with such revocation could exercise its authority to rescind the Company’s license (see Note 17).

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(7) Investments

The Company’s investments consist of an equity method investment, a cost method investment and available-for-sale equity securities as follows (in thousands):

	December 31,
	2006	2005
Equity method investment	$74,252	$152,337
Cost method investment	480	12,060
Available-for-sale equity securities	5,860	23,006

Total investments	$80,592	$187,403

Equity Method Investment

Canadian Satellite Radio (“XM Canada”)

In November 2005, XM entered into a number of agreements (“Agreements”) with XM Canada that provide XM Canada with exclusive rights to offer XM satellite digital radio service in Canada. In December 2005, XM Canada issued to XM 11,077,500 Class A Subordinate Voting Shares representing a 23.33% ownership interest and 11% voting interest in XM Canada. These shares were determined to have an initial fair value of $152.1 million, based on the XM Canada initial public offering price of CDN$16.00 per share. The Agreements have an initial term of ten years and XM Canada has the unilateral option to extend the term of the Agreements for an additional five years at no additional cost beyond the current financial arrangements. XM Canada has expressed its intent to exercise this option at the end of the initial term of the Agreements.

The various deliverables of these Agreements entered into in November 2005 are considered a single accounting unit in accordance with the EITF No. 00-21, and as such are accounted for as follows:

•

The $152.1 million fair value of the shares received is recorded as Deferred income on the Company’s Consolidated Balance Sheets and amortized on a straight-line basis into income as Other revenue in the Consolidated Statements of Operations over the 15-year expected term of the Agreements. During the years ended December 31, 2006 and 2005, XM amortized $10.1 million and $0, respectively, into income as Other revenue. As of December 31, 2006, the Deferred income balance related to the fair value of shares received was $138.6 million.

•

The Company receives a 15% royalty fee for all subscriber fees earned by XM Canada each month for its basic service and a nominal activation fee for each gross activation of an XM Canada subscriber on the Company’s system. Beginning in 2006, XM began to accrue for, and record as revenue, royalties and activation fees related to XM Canada’s subscribers. During the year ended December 31, 2006, XM accrued approximately $2,121,000 in subscriber revenue royalty and activation fees and recognized revenue of approximately $76,000, as Other revenue in the Consolidated Statements of Operations. The remaining unrecognized revenue was recorded as Deferred income and will be amortized on a straight-line basis into income over the remaining expected term of the Agreements in accordance with the EITF No. 00-21. As of December 31, 2006, the Deferred income balance related to the subscriber revenue royalty and activation fees was $2.0 million. In subsequent periods, the Company will recognize the pro-rata portion of the current period’s accrued revenue in addition to the amortization for each previous periods’ accrued revenue.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

XM has also provided XM Canada with a CDN$45 million standby credit facility, which can only be utilized to finance purchases of terrestrial repeaters or for the payment of license fees. The facility matures on December 31, 2012 and bears interest at a rate of 9% per annum. XM has the right to convert unpaid principal amounts into Class A Subordinate Voting Shares of XM Canada at the price of CDN$16.00 per share. As of December 31, 2006, XM Canada had not drawn on this facility.

In addition, XM Canada will pay XM $69.1 million for the rights to broadcast and market National Hockey League (“NHL”) games for the 10-year term of XM’s contract with the NHL. The $69.1 million payment is comprised of $57.0 million in license fees and $12.1 million in advertising costs and is required to be paid in ten annual installments ranging from $5.25 million to $7.50 million per year. In accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, XM recognizes these payments “gross as a principal” in Other revenue. During the years ended December 31, 2006 and 2005, XM recognized $4.5 million and $0, respectively, of license fees; and $1.1 million and $0, respectively, of advertising cost reimbursements, as Other revenue.

During 2006, XM recognized a $4.5 million gain as Other income related to the sale of 78 terrestrial repeaters to XM Canada during 2005. XM Canada purchased these repeaters from XM at their original cost.

XM accounts for its ownership in XM Canada using the equity method of accounting. XM Canada has a fiscal year end of August 31. Therefore, XM will record its share of XM Canada’s net income or loss, using the average currency exchange rate for the period, based on XM Canada’s quarterly periods ending on the last day of February, May, August and November. Summarized financial information for XM Canada is as follows (US$ in thousands):

	November 30, 2006	November 30, 2005
Current assets	$50,641	$547
Non-current assets	$247,848	$219,502
Current liabilities	$17,782	$39,903
Non-current liabilities	$101,674	$378
Total shareholders’ equity	$179,033	$179,768

	Twelve months ended November 30, 2006	Period ended November 30, 2005
Revenues	$9,552	$39
Net loss	$98,768	$12,400
XM’s share of net loss (1)	$23,229	$482

(1)	The Company began recording its share of XM Canada’s net loss on November 17, 2005, the date of the Share Issuance Agreement.

During 2006, XM recorded a currency translation gain of approximately $3.7 million, as a component of Accumulated other comprehensive income in Stockholders’ equity (deficit) in the Consolidated Balance Sheets. The $3.7 million gain is net of a tax expense of approximately $2.3 million, which is offset by a corresponding $2.3 million benefit to the provision for deferred income taxes. Also, during 2006, the Company reduced the carrying value of its investment in XM Canada due to a decrease in fair value that was considered to be other than temporary and recorded an impairment charge of $57.6 million to Other expense in the Consolidated Statements of Operations. XM Canada’s shares trade publicly on the Toronto Stock Exchange under the symbol, “XSR.TO.” The quoted market price on November 30, 2006 (the date of XM Canada’s most recent financial statements) was CAD$7.65, or approximately US$6.70. Based on the number of shares held by the Company as of December 31, 2006 and 2005, the Company’s investment in XM Canada had a carrying value of approximately $74.3 million and $151.6 million, respectively. As of December 31, 2006 and 2005, the amounts due from XM Canada were $1.6 million and $10.6 million, respectively, and are included in Prepaid and other current assets in the Consolidated Balance Sheets.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost Method Investment and Available-for-Sale Equity Securities

WorldSpace

On July 18, 2005, XM acquired 1,562,500 shares of Class A common stock of WorldSpace, Inc. (“WSI”) and a warrant to purchase at WSI’s initial public offering price of $21.00 an additional aggregate number of shares equal to $37.5 million, subject to certain operational vesting conditions, in exchange for $25 million. XM allocated its $25 million investment between the two financial instruments, $12.9 million to the Class A common stock and $12.1 million to the warrant. XM accounts for its investment in WSI Class A common stock as available-for-sale securities and accounts for its investment in the warrant under the cost method, subject to other than temporary impairment. WorldSpace provides XM certain programming in exchange for a fixed monthly fee under an amended programming agreement that extends through June 7, 2009.

During 2006, the Company reduced the carrying values of its investments in WSI common stock and warrant due to decreases in fair values that were considered to be other than temporary and recorded impairment charges of $7.3 million and $11.6 million, respectively, to Other expense in the Consolidated Statements of Operations. WorldSpace’s shares trade publicly on the NASDAQ Stock Exchange under the symbol, “WRSP.” The quoted market price on December 31, 2006 was $3.50. Based on the number of shares held by the Company, the fair value of the Company’s investment in WSI common stock is $5.5 million on December 31, 2006. As of December 31, 2006, the carrying values of the Company’s investments in WSI common stock and warrant were $5.5 million (which included $0.1 million of unrealized losses) and $0.5 million, respectively. As of December 31, 2005, the carrying value of the Company’s investments in WSI common stock and warrant were $23.0 million (which included $6.0 million of unrealized gains) and $12.1 million, respectively.

(8) Deferred Financing Fees

Deferred financing fees consist of the following (in thousands):

	December 31,
	2006	2005
14% senior secured discount notes due 2009	$—	$3,486
12% senior secured notes due 2010	—	3,590
10% senior secured discount convertible notes due 2009	1,432	7,740
9.75% senior notes due 2014	16,091	—
Senior secured floating rate notes due 2009	—	4,814
Senior floating rate notes due 2013	5,354	—
1.75% convertible senior notes due 2009	10,066	10,066
Valuation of warrants issued to related party in conjunction with credit facilities	25,151	25,151
Valuation of warrants issued to related party in conjunction with the issuance of 10% senior secured discount convertible notes	540	2,288
Valuation of warrants issued to vendors	—	18
Mortgage	504	504

Total deferred financing fees	59,138	57,657
Accumulated amortization	(20,537)	(20,922)

Deferred financing fees, net	$38,601	$36,735

(9) Long-Term Debt

Certain of the Company’s debt instruments and credit facility contain covenants that include restrictions on indebtedness, mergers, limitations on liens, liquidations and sale and leaseback transactions, and also require the maintenance of certain

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial ratios. The Company was in compliance with all of its covenants as of December 31, 2006. The Company’s debt instruments and credit facilities permit the debt issued thereunder to be accelerated upon certain events, including the failure to pay principal when due under any of the Company’s other debt instruments or credit facilities subject to materiality thresholds.

The following table presents a summary of the debt activity for the year ended December 31, 2006 (in thousands).

	December 31, 2005	Issuances/ Additions	Discount Amortization	Principal Payments	Retirements/ Extinguishments	December 31, 2006
14% senior secured discount notes due 2009	$186,545	$—	$—	$—	$(186,545)	$—
Less: discount	(39,993)	—	2,390	—	37,603	—
12% senior secured notes due 2010	100,000	—	—	—	(100,000)	—
10% senior secured discount convertible notes due 2009	179,898	—	—	—	(146,649)	33,249
Less: discount	(36,426)	—	3,962	—	27,251	(5,213)
9.75% senior notes due 2014	—	600,000	—	—	—	600,000
Senior secured floating rate notes due 2009	200,000	—	—	—	(200,000)	—
Senior floating rate notes due 2013	—	200,000	—	—	—	200,000
1.75% convertible senior notes due 2009	400,000	—	—	—	—	400,000
Mortgages	39,455	—	—	(578)	—	38,877
Notes payable	3	—	—	(3)	—	—
Capital leases	13,710	32,723	—	(12,722)	—	33,711

Total debt	1,043,192	$832,723	$6,352	$(13,303)	$(568,340)	1,300,624

Less: current portion	7,608					14,445

Long-term debt, net of current portion	$1,035,584					$1,286,179

Future maturities of long-term debt, stated at fully accreted values, as of December 31, 2006 are as follows (in thousands):

Year ending December 31,	Amount
2007	$14,487
2008	11,505
2009	438,554
2010	3,539
2011	8,097
Thereafter	829,655

Total debt	$1,305,837

$800 million Private Debt Offering

On May 1, 2006, the Company announced that Inc. had completed an $800 million private debt offering consisting of $600 million of unsecured 9.75% Senior Notes due 2014 and $200 million of unsecured Senior Floating Rate Notes due 2013 with an initial interest rate of 9.6%. Inc. used the proceeds of the debt offering to repurchase or redeem existing secured notes due in 2009 and 2010 and to retire at a discount approximately $320 million of the remaining fixed payment obligations under Inc.’s distribution agreement with General Motors that would have come due in 2007, 2008 and 2009. The Company effectively replaced $486.5 million of senior secured debt with interest rates ranging from 10.63% to 14% and maturities in 2009 and 2010 (as well as covering redemption premiums and transaction costs) and $320 million of fixed payment obligations to General Motors due in 2007 through 2009, or $806.5 million of obligations, with $800 million of senior unsecured debt with current interest rates from 9.75% to 9.86% and maturities in 2013 and 2014.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As part of the refinancing, the Company and Inc. conducted a cash tender offer for Inc.’s outstanding $186.5 million of 14% Senior Secured Discount Notes due 2009 (“14% Notes”), $100 million of 12% Senior Secured Notes due 2010 (“12% Notes”) and $200 million of Senior Secured Floating Rate Notes due 2009 (“Floating Rate Notes”), with a current interest rate of 10.63% (collectively, the “Existing Notes”). On May 1, 2006, the Company and Inc. completed the initial repurchase of approximately $390 million of the Existing Notes, including $99.6 million of 12% Notes and approximately $290.7 million of the 14% Notes and existing Floating Rate Notes. Under the terms of the indentures governing those notes, Inc. had the right to force the mandatory redemption of the remaining 14% Notes and existing Floating Rate Notes, and completed those redemptions in May 2006. Subsequent to the completion of the cash tender offer and redemptions of the Floating Rate Notes and 14% Notes, the Company and Inc. retired all of the remaining 12% Notes. For a further discussion of the debt repayments by instrument, see Note 10.

9.75% Senior Notes due 2014

The aggregate principal balance of the unsecured 9.75% Senior Notes due 2014 outstanding as of December 31, 2006 is $600 million. Interest is payable semi-annually on May 1 and November 1 at a rate of 9.75% per annum. The notes are unsecured and will mature on May 1, 2014. The Company, at its option, may redeem the notes at declining redemption prices at any time on or after May 1, 2010, subject to certain restrictions. Prior to May 1, 2010, the Company may redeem the notes, in whole or in part, at a price equal to 100% of the principal amount thereof, plus a make-whole premium and accrued and unpaid interest to the date of redemption. The notes are subject to covenants that, among other things, limit Inc.’s ability and the ability of certain of Inc.’s subsidiaries to incur additional indebtedness; pay dividends on, redeem or repurchase Inc.’s capital stock; make investments; engage in transactions with affiliates; create certain liens; or consolidate, merge or transfer all or substantially all of Inc.’s assets and the assets of Inc.’s subsidiaries on a consolidated basis.

Senior Floating Rate Notes due 2013

The aggregate principal balance of the unsecured Senior Floating Rate Notes due 2013 outstanding as of December 31, 2006 is $200 million. Interest is payable quarterly on May 1, August 1, November 1 and February 1 at a rate currently set at 9.86% per annum through February 1, 2007. Thereafter, the rate is reset quarterly to 450 basis points over the three-month LIBOR. The notes are unsecured and will mature on May 1, 2013. The Company, at its option, may redeem the notes at declining redemption prices at any time on or after May 1, 2008, subject to certain restrictions. Prior to May 1, 2008, the Company may redeem the notes, in whole or in part, at a price equal to 100% of the principal amount thereof, plus a make-whole premium and accrued and unpaid interest to the date of redemption. The notes are subject to covenants that, among other things, limit Inc.’s ability and the ability of certain of Inc.’s subsidiaries to incur additional indebtedness; pay dividends on, redeem or repurchase Inc.’s capital stock; make investments; engage in transactions with affiliates; create certain liens; or consolidate, merge or transfer all or substantially all of Inc.’s assets and the assets of Inc.’s subsidiaries on a consolidated basis.

10% Senior Secured Discount Convertible Notes due 2009

The aggregate principal balance of the 10% Senior Secured Discount Convertible Notes due 2009 outstanding as of December 31, 2006 is $33.2 million. Interest accreted through December 31, 2005 and is thereafter payable semi-annually at a rate of 10% per annum, while the remaining principal balance is payable in December 2009. At any time, a holder of the notes may convert all or part of the accreted value of its notes at a conversion price of $3.18 per share. At any time on or after December 21, 2006, the Company may require holders of the notes to convert all, but not less than all of the notes at the conversion price of $3.18 per share if: (i) shares of Class A common stock have traded on the NASDAQ National Market or a national securities exchange for the previous 30 trading days at 200% of the conversion price, (ii) the Company reported earnings before interest income and expense, other income, taxes, depreciation (including amounts related to research and development) and amortization greater than $0 for the immediately preceding quarterly period for which the Company reports its financial results, (iii) immediately following such conversion, the aggregate amount of the Company and its subsidiaries’ indebtedness is less than $250 million, and (iv) no shares of the Company’s Series C convertible redeemable preferred stock remain outstanding.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

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

1.75% Convertible Senior Notes due 2009

The aggregate principal balance of the 1.75% Convertible Senior Notes due 2009 outstanding as of December 31, 2006 is $400 million. Interest is payable semi-annually at a rate of 1.75% per annum. The remaining principal balance is payable in December 2009.

The notes may be converted by the holder, at its option, into shares of the Company’s Class A common stock initially at a conversion rate of 20.0 shares of Class A common stock per $1,000 principal amount, which is equivalent to an initial conversion price of $50.00 per share of Class A common stock (subject to adjustment in certain events), at any time until December 1, 2009.

Mortgages

1500 Eckington Place

As of December 31, 2006 and 2005, the remaining principal balance of the 1500 Eckington Place Mortgage Loan was $32.4 million and $32.8 million, respectively. Principal and interest at a fixed rate of 6.015% is payable monthly until the mortgage matures in September 2014. The mortgage loan is secured by the building and an escrow with a balance of $1.4 million at December 31, 2006. As further discussed in Note 20, in February 2007, the mortgage loan on this property was retired.

60 Florida Avenue

As of December 31, 2006 and 2005, the remaining principal balance of the 60 Florida Avenue Mortgage Loan was $6.5 million and $6.6 million, respectively. Principal and interest at a fixed rate of 8.26% is payable monthly until the mortgage matures in September 2010. The mortgage is secured by the building, the land, and an escrow with a balance of $0.3 million at December 31, 2006. As further discussed in Note 20, in February 2007, the mortgage loan on this property was retired.

$250 million Senior Secured Revolving Credit Facility

On May 5, 2006, Inc., in conjunction with the refinancing in 2006, entered into a new $250 million revolving credit facility with a group of banks. Inc. has the right to increase the size of the facility by up to $100 million, with any increase to be syndicated on a “best efforts” basis with no lender being required to increase its commitment. For as long as more than $75 million in the aggregate of Inc.’s existing senior secured notes remain outstanding, borrowings under the facility will be limited to $50 million. As further discussed in Note 10, the Company incentivized the conversion of some of its 10% senior secured discount convertible notes due 2009 on October 24, 2006, which gave the Company full borrowing capacity under the facility.

The facility has a term of three years and is expected to serve as a standby facility for additional liquidity. Borrowings under the facility will bear interest at a rate of LIBOR plus 150 to 225 basis points or an alternate base rate, to be the higher of the JPMorgan Chase prime rate and the Federal Funds rate plus 50 basis points, in each case plus 50 to 125 basis points. The facility includes a $120 million sublimit for letters of credit and a $5 million sublimit for swingline loans. Inc. expects to pay a commitment fee of 37.5 to 50 basis points per year on unused portions of the facility. The new credit facility is secured by substantially all of Inc.’s assets other than specified property. The facility includes customary events of default and requires Inc. to maintain at all times unrestricted cash and cash equivalents of at least $75 million. The facility also includes customary conditions to draw, including Inc. not undergoing any material adverse change. As of December 31, 2006 there were no amounts outstanding or letters of credit issued under the credit facility.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Secured Credit Facility

The Company and Inc. have a revolving $150.0 million Senior Secured Credit Facility with GM that matures on December 31, 2009. It enables the Company to make monthly draws to finance payments that become due under the Company’s distribution agreement with GM and other GM payments. All draws under the facility bear interest at a per annum rate of LIBOR plus 8%. Interest payments are due semiannually. The Company has the option of making interest payments in shares of Class A common stock having an aggregate fair market value at the time of payment equal to the amount of interest due. The fair market value will be based on the average daily trading prices of the Class A common stock over the ten business days prior to the day the interest payment is due. The facility will terminate, and all draws will become due, upon the earlier of December 31, 2009 and six months after the Company achieves investment grade status. The Company is required to prepay the amount of any outstanding advances in an amount equal to the lesser of (i) 50% of the Company’s excess cash and (ii) the amount necessary to prepay the draws in full. In order to make draws under the credit facility, the Company is required to have a certain minimum number of subscribers that are not originated by GM and a minimum pre-marketing cash flow as defined. GM waived the minimum pre-marketing cash flow condition for the year ended December 31, 2006. As of December 31, 2006, there were no amounts outstanding under this credit facility.

(10) Recent De-leveraging Transactions

2006 De-leveraging Transactions

Through the cash tender offer, redemptions and other transactions discussed in Note 9 and this Note 10, the Company de-leveraged $568.2 million carrying value, or $633.2 million fully accreted face value at maturity for $532.4 million in cash consideration, which included $19.3 million of accrued interest, and 48.8 million shares of Class A common stock. The Company recorded a de-leveraging loss of $122.2 million from these extinguishments in Other income (expense) in the Consolidated Statements of Operations for the year ended December 31, 2006. This includes the following de-leveraging transactions:

14% Senior Secured Discount Notes due 2009

The Company repurchased or redeemed $148.7 million aggregate carrying value, or $186.5 million aggregate fully accreted face value at maturity, of its 14% Senior Secured Discount Notes due 2009, for a redemption price of $209.6 million, including accrued interest of $9.6 million. As a result of the transaction, the Company recorded a de-leveraging charge of $52.8 million; consisting of a redemption premium of $13.9 million, unamortized debt issuance costs of $1.3 million and unamortized discounts of $37.6 million.

12% Senior Secured Notes due 2010

The Company repurchased or redeemed $100.0 million aggregate carrying value and fully accreted face value at maturity, of its 12% Senior Secured Notes due 2010 for a redemption price of $117.2 million, including accrued interest of $4.5 million. As a result of the transaction, the Company recorded a de-leveraging charge of $15.5 million; consisting of a redemption premium of $13.0 million and unamortized debt issuance costs of $2.4 million.

10% Senior Secured Discount Convertible Notes due 2009

The Company exchanged $119.5 million aggregate carrying value, or $146.6 million aggregate fully accreted face value at maturity, of its 10% Senior Secured Discount Convertible Notes due 2009 by issuing approximately 48.8 million shares of Class A common stock. As a result of the transactions, the Company recorded a de-leveraging charge consisting of a redemption premium of $49.8 million. In addition, the Company wrote-off an unamortized beneficial conversion feature of $27.3 million to interest expense and unamortized debt issuance costs of $4.5 million to Additional paid-in capital.

Senior Secured Floating Rate Notes due 2009

The Company repurchased or redeemed $200.0 million aggregate carrying value and fully accreted face value at maturity, of its Senior Secured Floating Rate Notes due 2009 for a redemption price of $205.6 million, including

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrued interest of $5.2 million. As a result of the transaction, the Company recorded a de-leveraging charge of $4.1 million; consisting of a redemption premium of $0.4 million and unamortized debt issuance costs of $3.7 million.

2005 De-leveraging Transactions

During 2005, the Company entered into agreements with certain holders of its notes to de-leverage $80.0 million carrying value, or $93.8 million fully accreted face value at maturity, for $42.0 million in cash consideration, which included $0.7 million of accrued interest, and 18.3 million shares of Class A common stock. The Company recorded a de-leveraging loss of $27.6 million from these extinguishments in Other income (expense) in the Consolidated Statements of Operations for the year ended December 31, 2005. This includes the following de-leveraging transactions:

12% Senior Secured Notes due 2010

The Company repurchased $15.0 million aggregate carrying value and fully accreted face value at maturity, of its 12% Senior Secured Notes due 2010 for a redemption price of $17.2 million, including $0.4 million of accrued interest. As a result of the transaction, the Company incurred a $2.2 million de-leveraging charge; consisting of a redemption premium of $1.8 million and unamortized debt issuance costs of $0.4 million.

14% Senior Secured Notes due 2010

The Company repurchased the remaining $19.8 million aggregate carrying value, or $22.8 million aggregate fully accreted face value at maturity, of its 14% Senior Secured Notes due 2010 for a redemption price of $24.8 million, including $0.3 million of accrued interest. As a result of the transaction, the Company incurred a $4.9 million de-leveraging charge; consisting of a redemption premium of $1.6 million, unamortized discount of $3.0 million and unamortized debt issuance costs of $0.3 million.

10% Senior Secured Discount Convertible Notes due 2009

The Company exchanged $45.2 million aggregate carrying value, or $56.0 million aggregate fully accreted face value at maturity, of its 10% Senior Secured Discount Convertible Notes due 2009 by issuing 18.3 million shares of Class A common stock. As a result of the transactions, the Company recorded a de-leveraging charge consisting of a redemption premium of $20.5 million. In addition, the Company wrote-off a beneficial conversion feature of $10.7 million to interest expense and unamortized debt issuance costs of $1.5 million to Additional paid-in capital.

2004 De-leveraging Transactions

During 2004, the Company entered into agreements with certain holders of its notes to de-leverage $493.6 million carrying value, or $513.2 million fully accreted face value at maturity, for $319.0 million in cash consideration and 12.4 million shares of Class A common stock. The Company recorded a de-leveraging loss of $76.6 million from these extinguishments in Other income (expense) in the Consolidated Statements of Operations for the year ended December 31, 2004. This includes the following de-leveraging transactions:

14% Senior Secured Discount Notes due 2009

The Company exchanged $132.8 million aggregate carrying value including accrued interest, or $157.1 million aggregate fully accreted face value at maturity, of its 14% Senior Secured Discount Notes due 2009 by issuing 4.2 million shares of Class A common stock and paying $15.8 million in cash.

12% Senior Secured Notes due 2010

The Company redeemed $73.3 million aggregate carrying value including accrued interest, or $70.0 million aggregate fully accreted face value at maturity, of its 12% Senior Secured Notes due 2010 for a redemption price of $81.7 million. As a result of the redemption, the Company incurred a redemption premium of $8.4 million, which was classified as a de-leveraging charge.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10% Senior Secured Discount Convertible Notes due 2009

The Company exchanged $11.1 million aggregate carrying value including accrued interest, or $13.4 million aggregate fully accreted face value at maturity, of its 10% Senior Secured Discount Convertible Notes due 2009 by issuing 3.5 million shares of Class A common stock.

10% Senior Secured Convertible Note due 2009 (held by OnStar)

The Company redeemed the remaining $90.4 million carrying value including accrued interest, or $89.0 million fully accreted face value at maturity, of its 10% Senior Secured Convertible Note due December 31, 2009 held by OnStar. In accordance with the terms of the note, OnStar converted $7.8 million in principal amount of the note, representing the entire principal amount of the Note that had vested conversion rights at the time of the redemption, into 980,670 shares of Class A common stock and paid the remaining $81.2 million in principal amount plus accrued interest in cash.

7.75% Convertible Subordinated Notes due 2006

The Company redeemed the remaining $45.7 million carrying value including accrued interest, or $45.7 fully accreted face value at maturity, of its 7.75% Convertible Subordinated Notes due 2006 by issuing 3.7 million shares of Class A common stock.

Loan — Boeing Capital Corporation

The Company retired the remaining $35.3 million carrying value including accrued interest or $35.0 million fully accreted face value at maturity, of its loan with Boeing Capital Corporation.

Related Party Note

The Company retired the remaining $103.0 million carrying value, plus accrued interest of $2.0 million of its revolving credit and equity facility with GM.

(11) Equity

Preferred Stock

At December 31, 2006 and 2005, the Company had authorized 60,000,000 shares of preferred stock, par value $0.01, of which 15,000,000 shares were designated non-voting Series A convertible preferred stock, 3,000,000 shares were designated non-voting 8.25% Series B convertible redeemable preferred stock, and 250,000 shares were designated 8.25% Series C convertible redeemable preferred stock, all of which are convertible into Class A common stock at the option of the holder. Additionally, 250,000 shares were designated as non-voting Series D participating preferred stock in connection with the adoption of the Shareholders’ Rights Plan and are junior to all other classes of preferred stock. The Series C convertible redeemable preferred stock contains voting and certain veto rights. The Series A preferred stock receives dividends, if declared, ratably with the common stock.

The Series A convertible preferred stock is redeemable at the option of the holder at any time for an equal number of shares of Class A common stock. The Company may redeem the Series B convertible preferred stock or the Series C convertible redeemable preferred stock at its option and at any time at a redemption price per share equal to the Liquidation Preference plus a premium for each series, which premiums decline annually through February 2, 2010, however, all remaining outstanding shares must be redeemed on February 1, 2012.

Stock Dividends on Preferred Stock

The Company paid 2006 quarterly dividends on the 8.25% Series B convertible redeemable preferred stock on February 1, 2006 and May 1, 2006 by issuing 18,126 and 5,128 shares of Class A common stock, respectively, to the respective holders of record. The Company ceased the payment of dividends subsequent to the May 1, 2006 payment as all the remaining shares were repurchased by the Company (as discussed below).

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company paid 2005 quarterly dividends on the 8.25% Series B convertible redeemable preferred stock on February 1, 2005, May 1, 2005, August 1, 2005 and November 1, 2005 by issuing 14,714, 16,784, 14,614 and 15,299 shares of Class A common stock, respectively, to the respective holders of record.

The terms of the Company’s 8.25% Series C convertible redeemable preferred stock provided for cumulative dividends payable in cash. The net loss attributable to common stockholders reflects the accrual of the dividends to preferred stockholders for the years ended December 31, 2006, 2005 and 2004.

The following table provides a summary of the changes in the liquidation preference for Series C convertible redeemable preferred stock for the year ended December 31, 2006 (in thousands):

	December 31, 2005	Accrued Dividends	Conversions	December 31, 2006
Series C Convertible Redeemable Preferred Stock:
Face amount	$79,246	$—	$(79,246)	$—
Cumulative dividends payable	35,268	5,433	(40,701)	—

Carrying amount of liquidation preference	$114,514	$5,433	$(119,947)	$—

Repurchases of Series B Convertible Redeemable Preferred Stock

In April 2006, the Company repurchased 366,304 shares of its 8.25% Series B convertible redeemable preferred stock, for approximately $18.3 million (or $50.00 per share). In June 2006, the Company repurchased the remaining 107,985 shares of 8.25% Series B convertible redeemable preferred stock, for approximately $5.6 million (or $51.65 per share). These repurchases included an aggregate premium of $755,000 and accrued dividends of $68,000, but excluded approximately $260,000 of accrued dividends that were forgiven.

Conversions of Series C Convertible Redeemable Preferred Stock

In October 2006, the Company converted 29,246 shares of its 8.25% Series C convertible redeemable preferred stock into 5.4 million shares of its Class A common stock. In November 2006, the Company converted its remaining 50,000 shares of its 8.25% Series C convertible redeemable preferred stock into 9.1 million shares of its Class A common stock. These conversions included an aggregate premium of $5.9 million (included in net loss attributable to common stockholders) and accrued dividends of $40.7 million.

During the year ended December 31, 2004, the Company entered into agreements with certain holders of its 8.25% Series C convertible redeemable preferred stock to exchange 40.8 million shares of Series C convertible redeemable preferred stock plus accrued dividends through the date of the exchange (carrying value of $52.4 million) for 5.9 million shares of Class A common stock.

Conversions of Series A Convertible Preferred Stock

During the year ended December 31, 2004, the Company entered into agreements with certain holders of its Series A convertible preferred stock to exchange 5.4 million shares of Series A convertible preferred stock (carrying value of $51.4 million) for 5.4 million shares of Class A common stock.

Class A Common Stock Issuances

During 2006, 2005 and 2004, the Company issued 48.8 million, 18.3 million and 12.4 million shares, respectively, of Class A common stock to convert or redeem certain notes and 0.8 million, 2.5 million shares, 15.3 million, respectively, of Class A common stock related to the exercise of certain warrants. In addition, the Company issued 14.5 million shares in 2006 and 11.3 million shares in 2004 to convert certain preferred stock.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On June 14, 2005, the Company completed a public offering of 9,668,063 shares of its Class A common stock at $31.20 per share. The 9,668,063 shares offered by the Company resulted in net proceeds of $300 million.

On January 28, 2004, the Company completed a public offering of 20 million shares of its Class A common stock at $26.50 per share. The Company issued 7 million shares that resulted in net proceeds of $177 million and certain selling stockholders offered the remaining 13 million shares.

Warrants

14% Senior Secured Notes due 2010 Warrants — As part of the issuance of 14% Senior Secured Notes due 2010, the Company granted warrants to purchase shares of the Company’s Class A common stock. As of December 31, 2006, 2.9 million shares were available for purchase at a price of $44.71 per share. The exercise price of each warrant may be paid either in cash or without the payment of cash by reducing the number of shares of Class A common stock that would be obtainable upon the exercise of a warrant. The warrants are fully vested and expire March 15, 2010.

14% Senior Secured Discount Notes due 2009 Warrants — As part of the exchange of 14% Senior Secured Notes due 2010 for 14% Senior Secured Discount Notes due 2009, the Company granted warrants to purchase shares of the Company’s Class A common stock. As of December 31, 2006, approximately 7.5 million shares were available for purchase at a price of $3.17 per share. The exercise price of each warrant may be paid either in cash or without the payment of cash by reducing the number of shares of Class A common stock that would be obtainable upon the exercise of a warrant. The warrants are fully vested and expire December 31, 2009.

Boeing Satellite Systems — Pursuant to the Company’s satellite contract for XM-4, it issued a fully vested warrant to Boeing Satellite Systems in July 2003 to purchase 500,000 shares of its Class A common stock at $13.524 per share. The fair value of this warrant was determined to be approximately $5.8 million using a Black-Scholes based methodology and is included in the cost of XM-4. These warrants expire July 31, 2008.

Space Systems/Loral — Pursuant to the Company’s satellite contract for XM-5, it issued a fully vested warrant to Space Systems/Loral to purchase 400,000 shares of its Class A common stock at $32.42 per share during 2005. The fair value of this warrant was determined to be approximately $4.9 million using a Black-Scholes based methodology and is included in the cost of XM-5. These warrants expire December 31, 2011.

Shareholders’ Rights Plan

In August 2002, the Company adopted a Shareholders’ Rights Plan (commonly known as a “poison pill”) in which preferred stock purchase rights were granted as a dividend at the rate of one right for each share of common stock held of record as of the close of business on August 15, 2002. The rights would be exercisable only upon the occurrence of certain events relating to an unsolicited take-over or change of control of the Company.

(12) Stock-Based Compensation

The Company has three stock-based compensation plans. It is the practice of the Company to satisfy awards and options granted under these plans through the issuance of new shares. During the years ended December 31, 2006, 2005 and 2004, the Company recognized compensation expense of $68.0 million, $6.0 million and $2.0 million, respectively. In each of the periods described above, compensation expense was recorded in the Consolidated Statements of Operations related to these plans. The compensation expense for the year ended December 31, 2006 includes $10.4 million for immaterial adjustments that occurred from 1999 through 2005 as determined by a review of the Company’s stock option practices. The Company has deemed the amounts immaterial to prior periods and to the quarter and year ended December 31, 2006. For a summarized schedule of the distribution of stock-based compensation expense, see the appended footnote to the Consolidated Statements of Operations on page F-5 of this Form 10-K. The Company did not capitalize any stock-based compensation cost during the years ended December 31, 2006, 2005 and 2004, respectively. The Company did not realize any income tax benefits from stock-based payment plans during the years ended December 31, 2006, 2005 and 2004, respectively, as a result of a full valuation allowance that is maintained for substantially all net deferred tax assets.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1998 Shares Award Plan and XM Talent Option Plan

On June 1, 1998, the Company adopted the 1998 Shares Award Plan (“1998 Plan”) under which employees, consultants and non-employee directors may be granted stock options and restricted stock for up to 25,000,000 shares of the Company’s Class A common stock. Stock option awards and restricted stock awards under the 1998 Plan generally vest ratably over three years based on continuous service. Restrictions on restricted stock awards lapse as vesting occurs. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and expire no later than ten years from the date of grant. At December 31, 2006, there were 230,598 shares available under the 1998 Plan for future grant.

In May 2000, the Company adopted the XM Talent Option Plan (“Talent Plan”) under which non-employee programming consultants to the Company may be granted stock options for up to 500,000 shares of the Company’s Class A common stock, which shares are reserved under the Talent Plan. Stock option awards under the Talent Plan generally vest ratably over three years based on continuous service. These stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and expire no later than ten years from the date of grant. At December 31, 2006, there were 340,000 options available under the Talent Plan for future grant.

Stock Options — The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option-pricing model based on the following weighted average assumptions:

	Years Ended December 31,
	2006	2005	2004
Expected dividend yield	0%	0%	0%
Expected volatility (1)	42% to 52%	39% to 47%	83%
Risk-free interest rate (2)	4.59% to 5.10%	3.32% to 4.33%	2.79% to 3.93%
Expected term (3)	6 Years	5 Years	5 Years

(1)	As of January 1, 2005, the Company changed its method to measure volatility from historic volatility to implied volatility. Expected volatilities are based on implied volatilities from publicly traded options on the Company’s stock.
(2)	The risk-free rate for periods within the contractual term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	The expected term for 2006 is calculated as the average between the vesting term and the contractual term, weighted by tranche, pursuant to SAB 107.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the Company’s aggregate stock option awards under the 1998 Plan and the Talent Plan as of December 31, 2006, 2005 and 2004 is presented below:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2004	11,965,038	$11.21
Granted	4,945,285	$23.86
Exercised	(1,531,458)	$11.27
Forfeited, cancelled or expired	(692,704)	$12.75

Outstanding, December 31, 2004	14,686,161	$15.37
Granted	2,019,505	$29.21
Exercised	(1,793,278)	$10.37
Forfeited, cancelled or expired	(343,376)	$21.36

Outstanding, December 31, 2005	14,569,012	$17.81
Granted	2,764,249	$18.34
Exercised	(600,017)	$7.53
Forfeited, cancelled or expired	(838,810)	$26.76

Outstanding, December 31, 2006	15,894,434	$17.81	6.68	$36,337
Vested and expected to vest, December 31, 2006	15,603,878	$17.81	6.68	$35,673
Exercisable, December 31, 2006	10,922,126	$15.89	5.84	$34,910

The per share weighted-average fair value of stock option awards granted during the years ended December 31, 2006, 2005 and 2004 was $9.36, $12.83 and $16.08, respectively, on the date of grant. The total intrinsic value on the date of exercise of stock option awards exercised during the years ended December 31, 2006, 2005 and 2004 was $7.2 million, $37.0 million and $30.3 million, respectively. As of December 31, 2006, there was $34.8 million of total unrecognized compensation cost related to stock option awards granted under the 1998 Plan and Talent Plan. The weighted-average period over which the compensation expense for these awards is expected to be recognized was 1.56 years.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock — A summary of the status of the Company’s restricted stock as of December 31, 2006, 2005 and 2004 is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested, January 1, 2004	—	$—
Granted	10,000	$26.97
Vested	—	$—
Forfeited	—	$—

Nonvested, December 31, 2004	10,000	$26.97
Granted	865,627	$28.90
Vested	(3,333)	$26.97
Forfeited	(45,000)	$32.13

Nonvested, December 31, 2005	827,294	$28.71
Granted	3,036,877	$17.83
Vested	(291,062)	$27.53
Forfeited	(182,750)	$24.96

Nonvested, December 31, 2006	3,390,359	$19.27

The fair value of each restricted stock award is the market value, as determined by the last sale price of the Company’s Class A common stock on The NASDAQ National Market, of the stock as if it were vested and issued on the grant date. As of December 31, 2006 and 2005, there were $49.3 million and $18.0 million, respectively, of total unrecognized compensation cost related to restricted stock granted under the 1998 Plan. The December 31, 2006 unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.36 years.

Employee Stock Purchase Plan

In 1999, the Company established an employee stock purchase plan (“ESPP”) that, as amended, provides for the issuance of 1,000,000 shares. All employees whose customary employment is more than 20 hours per week and for more than five months in any calendar year are eligible to participate in the stock purchase plan, provided that any employee who would own 5% or more of the Company’s total combined voting power immediately after an offering date under the ESPP is not eligible to participate. Eligible employees must authorize the Company to deduct an amount from their pay during offering periods established by the compensation committee. The purchase price for shares under the plan will be determined by the compensation committee but may not be less than 85% of the lesser of the market price of the common stock on the first or last business day of each offering period, a “look-back option.”

Under the provisions of SFAS 123R, the Company’s ESPP is considered a compensatory plan due to the greater than 5% discount and the “look-back option.” Effective January 1, 2006, the Company began recognizing compensation cost related to the ESPP. Compensation expense recognized pursuant to the ESPP is not material to the Consolidated Statements of Operations. As of December 31, 2006, 2005 and 2004, the Company had issued a cumulative total of 717,041, 616,745 and 570,311 shares, respectively, under this plan. The weighted-average grant date fair value for shares issued during the years ended December 31, 2006, 2005 and 2004 was $13.02, $26.27 and $23.79, respectively, per share. The remaining shares available for issuance under the ESPP at December 31, 2006 were 282,959.

(13) Profit Sharing and Employee Savings Plan

On July 1, 1998, the Company adopted a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer the maximum percentage of their compensation allowable under

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

law on a pre-tax basis through contributions to the savings plan. The Company contributed $0.50 in 2006, 2005 and 2004 for every $1.00 the employees contributed up to 6% of compensation, which amounted to $1.7 million, $1.2 million and $0.8 million, respectively.

(14) Related Party Transactions

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

The Company is a party to a long-term distribution agreement with General Motors that provides for the installation of XM radios in General Motors vehicles, as further described in Note 17. The Company has an agreement with GM to make available use of the Company’s bandwidth. The Company has arrangements with American Honda relating to the promotion of the XM Service to new car buyers, the use of bandwidth on the XM System and the development of telematics services and technologies. As of December 31, 2006, the Company is engaged in activities with GM and Honda to jointly promote new car buyers to subscribe to the XM service. Subscriber revenues received from GM and Honda for these programs are recorded as related party revenue. GM is one of the Company’s shareholders and Chester A. Huber, Jr., the President of OnStar Corporation, a subsidiary of General Motors, is a member of the Company’s board of directors. John W. Mendel, a member of the Company’s board of directors, is Senior Vice President, automobile operations of American Honda Motor Co., Inc.

The Company had the following related party balances at December 31, 2006 and 2005 (in thousands):

	Due from		Prepaid expense		Due to
	2006	2005	2006	2005	2006	2005
GM	$8,149	$6,957	$227,658	$59,561	$44,975	$114,282
Honda	5,842	1,672	—	5,000	1,484	369

Total	$13,991	$8,629	$227,658	$64,561	$46,459	$114,651

The Company earned the following total revenue, primarily consisting of subscriptions, in connection with sales to related parties described above (in thousands):

	Years ended December 31,
	2006	2005	2004
GM	$27,412	$27,580	$21,374
Honda	17,159	10,957	6,869

Total	$44,571	$38,537	$28,243

The Company has relied upon certain related parties for technical, marketing and other services. The Company has incurred the following costs in transactions with the related parties described above (in thousands):

	Years ended December 31,
	2006		2005		2004
	GM	Honda	GM	Honda	GM	Honda
Research & development	$—	$5,000	$—	$5,000	$—	$9,579
Customer care & billing operations	149	—	242	—	363	—
Marketing	224,087	2,600	205,837	1,782	158,997	—

Total	$224,236	$7,600	$206,079	$6,782	$159,360	$9,579

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GM — In 1999, the Company established a distribution agreement with GM (see Note 17). Under the terms of the agreement, GM distributes the XM Radio Service in various models of its vehicles. This agreement was amended in June 2002 and January 2003 and continues to be clarified as XM’s business operations and working relationship with GM continues to evolve.

Honda — The Company has arrangements with Honda relating to the promotion of the XM service to new buyers, the use of bandwidth on the XM system and the development of telematics services and technologies.

In addition to the aforementioned related parties, the Company has transactions with an equity method investee, XM Canada, which are more fully discussed in Note 7.

(15) Income Taxes

The (benefit from) provision for the income taxes included in the Consolidated Statements of Operations is as follows (in thousands):

	Years ended December 31,
	2006	2005	2004
Current taxes:
Federal	$—	$—	$—
State	—	—	—

Total current taxes	—	—	—

Deferred taxes:
Federal	(12)	2,003	23,486
State	(2)	327	3,831

Total deferred taxes	(14)	2,330	27,317

Total tax (benefit) expense	$(14)	$2,330	$27,317

A reconciliation of the statutory tax (benefit) expense, assuming all income is taxed at the statutory rate applicable to the income and the actual tax (benefit) expense is as follows (in thousands):

	Years ended December 31,
	2006	2005	2004
Net loss before income taxes, as reported in the consolidated statements of operations	$(718,886)	$(664,385)	$(615,051)

Theoretical tax benefit on the above amount at 35%	(251,610)	(232,535)	(215,268)
State tax, net of federal benefit	(25,161)	(23,253)	(21,527)
Increase in taxes resulting from permanent differences, net	39,302	21,351	53,659
Change in valuation allowance	237,455	236,767	210,453

Taxes on income for the reported year	$(14)	$2,330	$27,317

The tax (benefit) expense results from the following required adjustments to the Company’s valuation allowance (in thousands):

	Years ended December 31,
	2006	2005	2004
Indefinite-lived assets (DARS license)	2,312	2,330	27,317
Currency translation adjustment from investment in XM Canada included in other comprehensive income	(2,326)	—	—

Tax expense (benefit) on income for the reported year	$(14)	$2,330	$27,317

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2004 the Company determined that it was not appropriate under generally accepted accounting principles to offset deferred tax assets against deferred tax liabilities related to indefinite lived assets that cannot be scheduled to reverse in the same period. Accordingly, the Company recognized a $2.3 million, $2.3 million and $27.3 million increase to the valuation allowance in 2006, 2005 and 2004, respectively related to the indefinite lived asset. The Company does not expect to settle this liability in the foreseeable future.

Deferred income tax consists of future tax assets (liabilities) attributable to the following (in thousands):

	December 31,
	2006	2005
Deferred tax assets — current:
Deferred revenue — XM Service	$131,174	$106,238
Deferred revenue — CSR	3,817	3,903
Other deferred tax assets — current	5,107	4,513

Gross total deferred tax assets — current	140,098	114,654
Valuation allowance for deferred tax assets — current	(139,647)	(113,529)

Net deferred tax assets — current	451	1,125

Deferred tax assets — noncurrent:
Net operating loss/other tax attribute carryovers	790,921	612,340
Book expenses capitalized and amortized for tax purposes	97,170	90,873
Deferred revenue — XM Service	33,296	32,606
Deferred revenue — CSR	50,350	54,313
Property, equipment and property under construction	28,098	43,569
Deferred interest expense	2,958	24,142
Loan financing costs	38,685	53,386
Stock-based compensation	24,895	—
Investments	36,216	5,833
Other deferred tax assets	33,556	22,583

Gross total deferred tax assets — noncurrent	1,136,145	939,645
Valuation allowance for deferred tax assets — noncurrent	(1,134,809)	(930,425)

Net deferred tax assets — noncurrent	1,336	9,220

Net deferred tax assets	1,787	10,345

Deferred tax liabilities:
DARS license	(31,958)	(29,646)
Intangible assets	(1,786)	(2,271)
Debt instruments	—	(8,074)
WorldSpace investment	—	(3,747)

Net deferred tax liabilities	(33,744)	(43,738)

Deferred income tax, net	$(31,957)	$(33,393)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company offsets the non-current net deferred tax asset against the non-current deferred tax liability in Other non-current liabilities on the Consolidated Balance Sheets. The net deferred tax asset – current is included in Prepaid and other current assets on the Consolidated Balance Sheets.

At December 31, 2006, the Company had accumulated net operating losses (“NOL”) of $2,065.1 million for Federal income tax purposes that are available to offset future regular taxable income; $10.7 million of this NOL is not recorded as a deferred tax asset as the tax deductions related to stock-based compensation will be recognized as an increase to Additional paid-in capital when realized. These operating loss carryforwards expire between the years 2013 and 2026. Some of these net operating losses are subject to Internal Revenue Code Section 382 for loss limitations because there have been significant changes in the stock ownership of the Company.

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

(16) Supplemental Cash Flows Disclosures

The Company paid $67.1 million, $40.5 million and $5.1 million for interest, net of amounts capitalized to System under construction of $22.3 million, $24.1 million and $31.8 million, during the years ended December 31, 2006, 2005 and 2004, respectively. Additionally, the Company incurred the following non-cash financing and investing activities (in thousands):

	Years ended December 31,
	2006	2005	2004
Accrued system construction costs	$56,590	$30,360	$92,800
Conversion of 10% senior secured discount convertible notes due 2009 to Class A common stock	146,649	55,991	176,698
Non-cash loss from de-leveraging transactions	94,790	24,154	66,274
Write-off of deferred financing costs to equity in connection with the conversion of 10% senior secured discount convertible notes due 2009	4,522	1,548	1,066
Discount on debt securities	—	—	33,622
Property acquired through capital leases	32,723	14,399	6,412
Assumption of debt on purchase of building	—	6,630	—
Issuance of warrants for satellite contract	—	4,868	—
Issuance of warrants for deferred financing fees	—	150	—
Receipt of Canadian Satellite Radio stock	—	152,054	—

(17) Commitments and Contingencies

DARS Licenses

The Company’s DARS license is valid for eight years upon successful launch and orbital insertion of the satellites and can be extended by the FCC. The DARS license requires that the Company comply with a construction and launch schedule specified by the FCC for each of the first two authorized satellites, which has occurred. The FCC has the authority to revoke the authorizations and in connection with such revocation could exercise its authority to rescind the Company’s license. The Company believes that the exercise of such authority to rescind the license is unlikely. The Company has requested and received FCC authority to launch additional satellites for use in its system and believes that future requests would likely be approved. In January 2005, the FCC granted the Company’s request to launch and operate XM-3 and XM-4 and to collocate XM-1 with XM-2 at the 115° West Longitude orbital location. In February 2005, XM-3 was successfully launched and

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

moved into the 85° West Longitude orbital location, and in October 2006, XM-4 was successfully launched and moved into the 115° West Longitude orbital location to mitigate the issues with XM-1 and XM-2.

The FCC has not yet issued final rules permitting the Company to deploy its terrestrial repeaters to fill gaps in satellite coverage. The Company is operating its repeaters on a non-interference basis pursuant to a grant of special temporary authority from the FCC. This grant originally expired March 18, 2002; however, on March 11, 2002, the Company applied for an extension of this special temporary authority and the Company can continue to operate its terrestrial repeaters pursuant to the special temporary authority pending a final determination on this extension request. This authority is currently being challenged by operators of terrestrial wireless systems who have asserted that the Company’s repeaters may cause interference. The Company has certain matters before the FCC, which are discussed below under the heading “Regulatory Matters and Inquiries—Federal Communications Commission.”

Technology Licenses

Effective January 1, 1998, the Company entered into a technology licensing agreement with Motient and WorldSpace Management Corporation (“WorldSpace MC”) by which as compensation for certain licensed technology then under development to be used in the XM Radio System, the Company pays certain amounts to WorldSpace MC. The actual amounts to be incurred under this agreement are dependent upon further development of the technology, which is at the Company’s option. The agreement includes provisions for sharing certain costs related to the further development of technology and for royalty payments from the Company to WorldSpace MC. At December 31, 2006 and 2005 the Company had recorded an accrual, including interest of $2.0 million and $3.1 million, respectively, payable to WorldSpace MC for royalty payments.

Satellite System

Satellite Deployment Plan — The Company currently operates four satellites in-orbit. It launched its first two satellites, XM-1 and XM-2 in the first half of 2001 prior to the commencement of commercial operations. These satellites suffer from a progressive solar array power degradation issue that is common to the first six Boeing 702 class satellites in orbit — XM-2 and XM-1 were the fifth and sixth Boeing 702s launched. In February 2005, the Company launched XM-3. XM-3 was placed into one of the Company’s orbital slots and beginning in April 2005 is being used to transmit the XM service. During the second quarter of 2005, the Company collocated XM-1 with XM-2 in the other orbital slot. The Company successfully launched its fourth satellite (“XM-4”) into geosynchronous transfer orbit on October 30, 2006, which was handed over to the Company in December 2006 and is being used to transmit the XM service. XM-1 and XM-2 now function as in-orbit spares. During the second quarter of 2005, XM entered into a contract to construct a fifth and spare satellite, (“XM-5”), expected to be completed by late 2007 or early 2008 for use as a ground spare or to be available for launch as needed.

Satellite Contracts and Other Costs: XM-1, XM-2, XM-3, XM-4 and XM-5 — As of December 31, 2006, the Company has paid approximately $869.8 million, including manufacturing and launch costs, financing charges, in-orbit performance incentives and additional costs for collocation, under the satellite contracts related to XM-1, XM-2, XM-3, XM-4 and XM-5. The Company originally entered into its satellite contract with Boeing Satellite Systems International, Inc. (“BSS”) in March 1998, and has subsequently amended the contract, including most recently in July 2006. Under the satellite contract, BSS has delivered four satellites in-orbit, XM-1, XM-2, XM-3 and XM-4, supplied ground equipment and software used in the XM Radio system and provided certain launch and operations support services. In August 2003, XM contracted with Sea Launch Company, LLC (“Sea Launch”) for the associated launch services for the XM-4 satellite, and in September 2006, the Company exercised an option in the Sea Launch contract for launch services for XM-5. In June 2005, the Company awarded a contract to Space Systems/Loral (“SS/L”) for the design and construction of its fifth satellite, XM-5. Construction of XM-5 is expected to be completed by late 2007 or early 2008.

XM-3 — In February 2005, the Company launched its XM-3 satellite. XM-3 was modified to correct the solar array degradation issues experienced by XM-1 and XM-2, as well as to optimize XM-3 for the specific orbital slot into which it has been placed. As of December 31, 2006, with respect to XM-3, the Company had deferred payment of construction costs of $15 million at an interest rate of 8% up until January 2007 at which time it was paid to BSS. BSS has the right to earn

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance incentive payments of up to $25.9 million, excluding interest, based on the in-orbit performance of XM-3 over its design life of fifteen years. The Company has in-orbit insurance relating to XM-3 through February 2008.

XM-4 — Under its contracts with BSS and Sea Launch, the Company has committed to pay a total of $184.3 million for XM-4 and the associated launch services, excluding in-orbit performance incentives and financing charges on certain amounts deferred prior to launch. As of December 31, 2006, satellite construction and launch costs aggregating $184.3 million had been incurred, of which $183.8 million has been paid and $0.5 million was due and subsequently paid in February 2007.

After launch of XM-4 on October 30, 2006, BSS has the right to earn performance incentive payments of up to $12 million, plus interest, over the first twelve years of in-orbit life, up to $7.5 million for high performance (above baseline specifications) during the first fifteen years of in-orbit life, and up to $10 million for continued high performance across the five year period beyond the fifteen year design life. The Company has launch plus one year of in-orbit insurance for XM-4 and five years of in-orbit insurance for a portion of XM-4. These policies run concurrently.

XM-5 — During the second quarter of 2005, XM entered into a contract with SS/L to construct a spare satellite. Upon the award of the contract, SS/L began construction of the XM-5 satellite. Approximately two years before, on July 15, 2003, SS/L, its parent, Loral Space & Communications Ltd. and certain other affiliated entities (collectively, the “Debtors”) commenced voluntary Chapter 11 bankruptcy cases under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”), which cases are being jointly administered under lead case number 03-41710. Pursuant to an order entered on July 20, 2005, the Court approved the Company’s contract with SS/L. On August 1, 2005, the Court entered an order confirming the Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Reorganization Plan”). The Reorganization Plan became effective on November 21, 2005. Pursuant to the terms of the Company’s contract with SS/L, the Company is required to make construction payments on XM-5 into an escrow account until the occurrence of an “Emergence Date” as defined in the contract. Although the contractually-defined “Emergence Date” has not occurred, XM has authorized the escrow agent to release certain escrowed funds to SS/L to cover SS/L’s costs incurred as is reasonably necessary for SS/L to continue performing work under the contract. As of December 31, 2006, with respect to XM-5, the Company has paid $40.0 million and deferred payment of construction costs of $64.9 million. The deferral is included in Accrued satellite liability, and bears interest of 8%. The deferred construction payment and accrued interest was paid in full in February 2007.

GM Distribution Agreement

The Company has a long-term distribution agreement with General Motors. The agreement had been assigned by GM to its subsidiary OnStar, but was assigned back to GM in June 2006. During the term of the agreement, which expires twelve years from the commencement date of the Company’s commercial operations in 2001, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The agreement was amended in June 2002 and January 2003 to clarify certain terms in the agreement, including extending the dates when certain initial payments were due to GM and confirming the date of the Company’s commencement of commercial operations, and to provide that the Company could make certain payments to GM in shares of the Company’s Class A common stock. The Company’s total cash payment obligations were not increased. Under the distribution agreement, the Company is required to make a subscriber acquisition payment to GM for each person who becomes and remains an XM subscriber through the purchase of a GM vehicle.

In April 2006, the Company amended the distribution agreement pursuant to which the Company made a prepayment in May 2006 in the amount of $237 million to General Motors to retire at a discount approximately $320 million of the remaining fixed payment obligations that would have come due in 2007, 2008, and 2009. The April 2006 amendments eliminated the Company’s ability to make up to $35 million of subscriber acquisition payments in shares of the Company’s Class A common stock. In addition, the Company’s credit facility with General Motors was increased from $100 million to $150 million. The facility will terminate, and all draws will become due, upon the earlier of December 31, 2009 and six months after the Company achieves investment grade status. The amendments also provide that the security arrangements on the GM facility will be unsecured until the first draw under the new credit facility and then secured on a second priority basis behind

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the secured indebtedness permitted to be incurred under the new credit facility. As of December 31, 2006, the Company has $26.0 million of current prepaid expense to related party and $149.6 million of non-current prepaid expense to related party in connection with the guaranteed fixed payments, as the result of a prepayment of $237 million to GM in May 2006.

In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to the Company’s service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than eight million GM vehicles with installed XM radios (at which point the percentage remains constant). Accordingly, the revenue share expense is recognized as the related subscription revenue is earned. As of December 31, 2006, the Company has $40.9 million of current prepaid expense to related party and $11.1 million of non-current prepaid expense to related party in connection with this revenue sharing arrangement. As part of the agreement, GM provides certain call-center related services directly to XM subscribers who are also GM customers for which the Company must reimburse GM. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a common receiver platform or capable of receiving Sirius Satellite Radio’s service. The agreement was subject to renegotiation if as of November 2005, and will be subject to renegotiation at two-year intervals thereafter, if GM did or does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service. The specified installation level of 1,240,000 units by November 2005 was achieved in 2004. The specified installation levels in future years are the lesser of 600,000 units per year or amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. GM’s exclusivity obligations will discontinue if, by November 2007 and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum market share levels in the satellite digital radio service market. The Company was significantly exceeding the minimum levels at December 31, 2006. For the years ended December 31, 2006, 2005 and 2004, the Company incurred total costs of $224.2 million, $206.1 million and $159.4 million, respectively, under the distribution agreement.

Legal Proceedings

The Company is currently subject to claims, potential claims, inquiries or investigations, or party to legal proceedings, in various matters described below. In addition, in the ordinary course of business the Company becomes aware from time to time of claims, potential claims, inquiries or investigations, or may become party to legal proceedings arising out of various matters, such as contract matters, employment related matters, issues relating to its repeater network, product liability issues, copyright, patent, trademark or other intellectual property matters and other federal regulatory matters.

Litigation and Arbitration

Securities class action — A consolidated action is pending in the United States District Court for the District of Columbia on behalf of a purported nationwide class of purchasers of the Company’s common stock between July 28, 2005 and February 16, 2006 against the Company and its chief executive officer. The complaint, as amended in September 2006, seeks an unspecified amount of damages and claims violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, alleging various statements made during the putative class period by the Company and its management failed to project accurately or disclose in a timely manner the amount of higher costs to obtain subscribers during the fourth quarter of 2005. The Company has filed a motion to dismiss this matter.

The Company believes the allegations are without merit, and intends to vigorously defend this matter. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to the Company’s business, consolidated results of operations or financial position.

Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc and Warner Bros. Records Inc. v. XM Satellite Radio Inc. — Plaintiffs filed this action in the United States District Court for the Southern District of New York on May 16, 2006. The complaint seeks monetary damages and equitable relief, alleging that recently introduced XM radios that also have MP3 functionality infringe upon plaintiffs’ copyrighted sound recordings. The Company’s motion to dismiss this matter was denied in January 2007.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company believes these allegations are without merit and that these products comply with applicable copyright law, including the Audio Home Recording Act, and intends to vigorously defend the matter. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to the Company’s business, consolidated results of operations or financial position.

Matthew Enderlin v. XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. — Plaintiff filed this action in the United States District Court for the Eastern District of Arkansas on January 10, 2006 on behalf of a purported nationwide class of all XM subscribers. The complaint alleges that the Company engaged in a deceptive trade practice under Arkansas and other state laws by representing that its music channels are commercial-free. The Company has filed an answer to the complaint, and instituted arbitration with the American Arbitration Association pursuant to the compulsory arbitration clause in its customer service agreement. The arbitration has been stayed pending judicial determination whether a court or the arbitrator decides arbitrability. The matter is currently pending before the United States Court of Appeals for the Eight Circuit from the denial of a stay by the district court. The Company believes the suit is without merit and intends to vigorously defend the matter. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to the Company’s business, consolidated results of operations or financial position.

Copyright Royalty Board Arbitration — The Company is participating in a Copyright Royalty Board (CRB) proceeding in order to set the royalty rate payable by the Company under the statutory license covering its performance of sound recordings over the XM system for the six year period starting in January 2007. The Company and SIRIUS have recently filed their direct cases with the CRB proposing a rate of 0.88% of each of their adjusted gross revenues for this statutory license. SoundExchange, a collective operated on behalf of owners of copyrighted recordings, such as the major record labels, has filed a direct case proposing a rate increasing from 10% of adjusted gross revenues for the first year of the license increasing each year to over 23% during the final year of the license term; their requested guaranteed minimums could result in a rate in excess of the foregoing percentages. The Company is also participating in a concurrent proceeding to set the royalty rate payable by the Company under the statutory license covering its performance of sound recordings over XM channels transmitted over the DIRECTV satellite television system. The Company anticipates that hearings in these matters will take place in early 2007, and that the CRB will render its decision by the end of 2007. There can be no assurance regarding the ultimate outcome of these matters, or their significance to the Company’s business, consolidated results of operations or financial position.

Satellite Insurance Settlement Update — In July 2004, the Company reached agreement with insurers covering 80% of the aggregate sum insured in connection with the progressive solar array power degradation issue that is common to the first six Boeing 702 class satellites put in orbit (XM-2 and XM-1 were the fifth and sixth Boeing 702s launched). The settlement was at a rate equal to 44.5% of the proportionate amount covered by each of these insurers, representing a total recovery of approximately $142 million from these insurers. The Company was notified that it was not successful in its arbitration claim against the remaining insurers, and will not receive any further insurance proceeds with regard to this issue. The result of this arbitration did not affect the July 2004 agreements with respect to the 80% of the aggregate sum insured.

Regulatory Matters and Inquiries

Federal Communications Commission (“FCC”)

FCC Receiver Matter — As the Company has previously disclosed, it has received inquiries from, and responded to, the Federal Communications Commission regarding FM modulator wireless transmitters in various XM radios not in compliance with permissible emission limits. No health or safety issues have been involved with these wireless XM radios.

The Company has implemented a series of design and installation modifications, and through October 2006, the Company obtained new certifications for six models of modified XM radios using its new SureConnect technology. In addition, the Company has implemented a regulatory compliance plan, including the appointment of an FCC regulatory compliance officer, to monitor FCC regulatory compliance, specifically with reference to the design, verification/certification, and production of XM radio receivers.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has been submitting documents to the FCC and is in discussions with the FCC to resolve this matter. The Company cannot predict at this time the extent of any further actions that it will need to undertake or any financial obligations it may incur.

There can be no assurance regarding the ultimate outcome of this matter, or its significance to the Company’s business, consolidated results of operations or financial position.

FCC Repeater Network Matter — The Company has recently filed for both a 30-day Special Temporary Authority (STA) and a 180-day STA with respect to its terrestrial repeater network. The Company is seeking authority to continue to operate its entire repeater network despite the fact that the characteristics of certain repeaters, as built, differ from the submitted data in the original STAs granted for its repeater network. These differences include some repeaters not being built in the exact locations, or with the same antenna heights, power levels, or antenna characteristics than set forth in the earlier STAs. Prior to making these recent filings, the Company reduced the power or discontinued operation of certain repeaters. As a result, the Company believes that service quality in portions of the affected metro areas has been somewhat reduced, including in terms of more frequent interruptions and/or occasional outages to the service. There has been no impact on the satellite signal. The Company has recently held meetings with the staff of the FCC regarding these matters. In February 2007, the Company received a letter of inquiry from the FCC relating to these matters. This proceeding may result in the imposition of financial penalties against the Company or adverse changes to the Company’s repeater network resulting from having repeaters turned off or otherwise modified in a manner that would reduce service quality in the affected areas. There can be no assurance regarding the ultimate outcome of this matter, or its significance to the Company’s business, consolidated results of operations or financial position.

These recent STA requests are distinct from (and if granted would modify) the STAs originally granted by the FCC relating to the Company’s commencing and continuing operation of the repeater network. As the Company has been disclosing for many years, the FCC has not yet issued final rules permitting the Company (or SIRIUS) to deploy terrestrial repeaters, and the Company has been deploying and operating its repeater network based on those early STAs and requests the Company has filed previously to extend the time periods of those STAs, which have expired. The Company (and SIRIUS) and others have been requesting that the FCC establish final rules for repeater deployment.

Federal Trade Commission (“FTC”)

FTC Inquiry — On April 25, 2006, the Company received a letter from the Federal Trade Commission stating that they are conducting an inquiry into whether its activities are in compliance with various acts, including the FTC Act, the Telemarketing Sales Rule, the Truth in Lending Act and the CAN-SPAM Act. This letter requests information about a variety of the Company’s marketing activities, including free trial periods, rebates, telemarketing activities, billing and customer complaints.

The Company has been submitting documents to the agency in response to the letter and is cooperating fully with this inquiry. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to the Company’s business, consolidated results of operations or financial position.

Securities and Exchange Commission (“SEC”)

SEC Inquiry — As previously disclosed, by letter dated August 31, 2006 and subsequent follow-up letters, the Staff of the Securities and Exchange Commission (“SEC”) requested that the Company voluntarily provide documents to the Staff, including information relating to its subscriber targets, costs associated with attempting to reach those targets during the third and fourth quarters of 2005, the departure of Mr. Roberts from its board of directors, its historic practices regarding stock options and certain other matters. In this connection, the Company retained outside counsel, who engaged an independent accounting advisor, to conduct a review of its stock option practices. The inquiry did not reveal the existence of material errors in any prior financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has been submitting documents to the SEC in response to their requests and is cooperating fully with this inquiry. There can be no assurance regarding the ultimate outcome of these SEC matters, or the significance, if any, to the Company’s business, consolidated results of operations or financial position.

Sales, Marketing and Distribution Agreements

The Company has entered into various joint sales, marketing and distribution agreements. Under the terms of these agreements, the Company is obligated to provide incentives, subsidies and commissions to other entities that may include fixed payments, per-unit radio and subscriber amounts and revenue sharing arrangements. The amount of the operational, promotional, subscriber acquisition, joint development, and manufacturing costs related to these agreements cannot be estimated, but future costs are expected to be substantial. During the years ended December 31, 2006, 2005, and 2004, the Company incurred expenses of $176.4 million, $198.8 million, and $94.5 million respectively, in relation to these agreements, excluding the GM distribution agreement.

Programming Agreements

The Company has entered into various programming agreements. Under the terms of these agreements, the Company is obligated to provide payments to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements. During the years ended December 31, 2006, 2005, and 2004, the Company incurred expenses of $158.0 million, $90.8 million and $26.5 million, respectively, in relation to these agreements. The amount of these costs will vary in future years, but is expected to increase in the next year as the number of subscribers and advertising revenue increase.

The Company has a multi-year agreement with Major League Baseball® to broadcast MLB games live nationwide. The Company paid $50 million for the 2005 season, $60 million (which included $10 million paid in October 2004) for the 2006 season and will pay $60 million per year thereafter through 2012. MLB has the option to extend the agreement for the 2013, 2014 and 2015 seasons at the same $60 million annual compensation rate. The Company will also make incentive payments to MLB for XM subscribers obtained through MLB and baseball club verifiable promotional programs. No stock or warrants were included in this agreement. The agreement requires the Company to deposit $120 million into escrow or furnish other credit support in such amount. In July 2006, the Company furnished a $120 million surety bond to MLB as part of an amendment to the agreement with MLB that permitted the Company to provide various types of credit support in lieu of its $120 million escrow deposit requirement.

Royalty Agreements

The Company has entered into fixed and variable revenue share payment agreements with performance rights organizations that generally expired at the end of 2006. The Company is participating in a Copyright Royalty Board proceeding in order to set the royalty rate payable by the Company under the statutory license covering our performance of sound recordings over the XM system for the six year period starting in January 2007. During the years ended December 31, 2006, 2005 and 2004, the Company incurred expenses of $37.5 million, $22.0 million and $13.7 million, respectively, in relation to these agreements.

Joint Development Agreement

Under the terms of a joint development agreement with SIRIUS Radio, the other holder of an FCC satellite radio license, each party is obligated to fund one half of the development cost for a common receiver platform for satellite radios. Pursuant to the joint development agreement, in November of 2003, XM and SIRIUS formed a limited liability company for this purpose. During the years ended December 31, 2006, 2005 and 2004, the Company incurred costs of $1.0 million, $1.3 million and $0.9 million, respectively, in relation to this agreement. These costs are being expensed as incurred in research and development.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leases

The Company has noncancelable operating leases for terrestrial repeater sites, office space, and software, and noncancelable capital leases for equipment that expire over the next fifteen years. Additionally, the Company owns several buildings and leases a portion of the space to other entities. The future minimum lease payments and rentals under noncancelable leases as of December 31, 2006 are (in thousands):

	Capital Lease	Operating Lease	Rental
Years ending December 31,	Payments	Payments	Income
2007	$15,973	$18,614	$1,559
2008	12,071	16,507	1,520
2009	5,147	16,427	1,469
2010	3,079	13,618	1,467
2011	1,585	3,622	1,467
Thereafter	—	4,512	10,634

Total	37,855	$73,300	$18,116

Less amount representing interest	(4,144)

Present value of net minimum lease payments	33,711
Less current maturities	(13,882)

Long-term obligations	$19,829

Rent expense for the years ended December 31, 2006, 2005 and 2004 was $23.2 million, $19.9 million, and $17.8 million, respectively.

Customer Service Providers

The Company has entered into agreements with service providers for customer care functions to subscribers of its service. Employees of these service providers have access to the Company’s customer care systems to establish customer accounts, activate radios, update program and account information and respond to general inquires from subscribers. The Company pays its service provider an hourly rate for each customer care representative supporting its subscribers. During the years ended December 31, 2006, 2005, and 2004, the Company incurred $50.7 million, $29.7 million and $21.5 million, respectively, in relation to services provided for customer care functions.

(18) Quarterly Data

	2006
(Unaudited, in thousands except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$207,966	$227,886	$240,444	$257,121
Operating loss	(100,796)	(101,656)	(60,760)	(139,886)
Net Loss	(149,221)	(229,109)	(83,819)	(256,723)
Net loss attributable to common stockholders	(151,370)	(231,678)	(85,453)	(263,191)
Net loss per common share — basic and diluted	(0.60)	(0.87)	(0.32)	(0.91)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005
(Unaudited, in thousands except per share amounts)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Revenues	$102,565	$125,454	$153,112	$177,135
Operating loss	(105,280)	(127,095)	(109,533)	(213,627)
Net Loss	(119,902)	(146,619)	(131,869)	(268,325)
Net loss attributable to common stockholders	(122,051)	(148,769)	(134,018)	(270,474)
Net loss per common share — basic and diluted	(0.58)	(0.70)	(0.60)	(1.22)

(19) Condensed Consolidating Financial Information

The Company has certain series of debt securities outstanding that are guaranteed by Holdings and two of the Company’s subsidiaries, XM Equipment Leasing LLC, which owns certain terrestrial repeaters, and XM Radio Inc. These guarantees are full and unconditional and joint and several. Inc. is owned 100% by Holdings, while XM Equipment Leasing LLC and XM Radio Inc. are owned 100% by Inc. Accordingly, the Company provides the following condensed consolidating financial information.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2006

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$92,445	$—	$32	$—	$—	$92,477	$125,593	$146	$—	$218,216
Accounts receivable, net	62,293	—	—	—	—	62,293	—	—	—	62,293
Due from subsidiaries/affiliates	3,645	267,724	31,251	624,991	(927,582)	29	—	29,235	(29,264)	—
Due from related parties	13,991	—	—	—	—	13,991	—	—	—	13,991
Related party prepaid expenses	66,946	—	—	—	—	66,946	—	—	—	66,946
Prepaid programming content	28,172	—	—	—	—	28,172	—	—	—	28,172
Prepaid and other current assets	42,288	—	—	—	—	42,288	1,280	597	(1,125)	43,040

Total current assets	309,780	267,724	31,283	624,991	(927,582)	306,196	126,873	29,978	(30,389)	432,658
Restricted investments	386	—	—	—	—	386	—	1,712	—	2,098
System under construction	—	—	—	—	—	—	126,049	—	—	126,049
Property and equipment, net	475,521	—	26,895	—	—	502,416	311,767	40,578	(5,099)	849,662
Investment in subsidiary/affiliates	1,032,642	—	—	—	(1,032,642)	—	(379,419)	—	379,419	—
DARS license	—	141,387	—	—	—	141,387	—	—	—	141,387
Intangibles, net	4,640	—	—	—	—	4,640	—	—	—	4,640
Deferred financing fees, net	32,185	—	—	—	—	32,185	6,025	391	—	38,601
Related party prepaid expenses	160,712	—	—	—	—	160,712	—	—	—	160,712
Equity investments	—	—	—	—	—	—	80,592	—	—	80,592
Prepaid and other current assets	2,315	—	—	—	—	2,315	—	1,904	—	4,219

Total assets	$2,018,181	$409,111	$58,178	$624,991	$(1,960,224)	$1,150,237	$271,887	$74,563	$343,931	$1,840,618

Current liabilities:
Accounts payable	$51,634	$—	$—	$—	$—	$51,634	$210	$—	$—	$51,844
Accrued expenses	146,902	—	127	—	—	147,029	713	290	(441)	147,591
Accrued satellite liability	—	—	—	—	—	—	64,875	—	—	64,875
Accrued interest	15,277	—	—	—	—	15,277	3,001	204	—	18,482
Current portion of long-term debt	13,883	—	—	—	—	13,883	—	562	—	14,445
Due to related parties	46,459	—	—	—	—	46,459	—	—	—	46,459
Due to subsidiary/affiliates	900,055	245	2,226	25,062	(927,562)	26	29,235	112	(29,373)	—
Subscriber deferred revenue	340,711	—	—	—	—	340,711	—	—	—	340,711
Deferred income	—	—	—	—	—	—	9,915	—	—	9,915

Total current liabilities	1,514,921	245	2,353	25,062	(927,562)	615,019	107,949	1,168	(29,814)	694,322

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2006

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Satellite liability, net of current portion	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Long-term debt, net of current portion	847,864	—	—	—	—	847,864	400,000	38,315	—	1,286,179
Due to related parties, net of current portion	—	—	—	—	—	—	—	—	—	—
Subscriber deferred revenue, net of current portion	86,482	—	—	—	—	86,482	—	—	—	86,482
Deferred income, net of current portion	2,045	—	—	—	—	2,045	128,735	—	—	130,780
Other non-current liabilities	14,043	31,958	—	—	—	46,001	33,083	(1,316)	(37,033)	40,735

Total liabilities	2,465,355	32,203	2,353	25,062	(927,562)	1,597,411	669,767	38,167	(66,847)	2,238,498

Commitments and contingencies Stockholders’ equity (deficit):
Capital stock	—	—	—	—	—	—	3,112	—	—	3,112
Accumulated other comprehensive income	—	—	—	—	—	—	3,590	—	—	3,590
Additional paid-in-capital	3,002,594	146,271	60,759	286,765	(493,795)	3,002,594	3,093,894	10,830	(3,013,424)	3,093,894
Retained earnings (deficit)	(3,449,768)	230,637	(4,934)	313,164	(538,867)	(3,449,768)	(3,498,476)	25,566	3,424,202	(3,498,476)

Total stockholders’ equity (deficit)	(447,174)	376,908	55,825	599,929	(1,032,662)	(447,174)	(397,880)	36,396	410,778	(397,880)

Total liabilities and stockholders’ equity (deficit)	$2,018,181	$409,111	$58,178	$624,991	$(1,960,224)	$1,150,237	$271,887	$74,563	$343,931	$1,840,618

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2005

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$57,598	$—	$6	$—	$—	$57,604	$638,246	$15,141	$—	$710,991
Accounts receivable, net	47,247	—	—	—	—	47,247	—	—	—	47,247
Due from subsidiaries/affiliates	3,859	134,339	48,229	566,237	(752,021)	643	—	3,235	(3,878)	—
Due from related parties	8,629	—	—	—	—	8,629	—	—	—	8,629
Related party prepaid expenses	54,752	—	—	—	—	54,752	—	—	—	54,752
Prepaid programming content	65,738	—	—	—	—	65,738	—	—	—	65,738
Prepaid and other current assets	47,322	—	7,798	—	—	55,120	1,347	469	(1,125)	55,811

Total current assets	285,145	134,339	56,033	566,237	(752,021)	289,733	639,593	18,845	(5,003)	943,168
Restricted investments	375	—	—	—	—	375	—	5,063	—	5,438
System under construction	—	—	—	—	—	—	216,527	—	—	216,527
Property and equipment, net	541,300	—	39,817	—	—	581,117	55,045	42,609	(5,099)	673,672
Investment in subsidiary/affiliates	876,844	—	—	—	(876,844)	—	(304,165)	—	304,165	—
DARS license	—	141,276	—	—	—	141,276	—	—	—	141,276
Intangibles, net	5,902	—	—	—	—	5,902	—	—	—	5,902
Deferred financing fees, net	28,288	—	—	—	—	28,288	8,005	442	—	36,735
Related party prepaid expenses	9,809	—	—	—	—	9,809	—	—	—	9,809
Equity investments	—	—	—	—	—	—	187,403	—	—	187,403
Prepaid and other current assets	1,961	—	—	—	—	1,961	—	1,770	—	3,731

Total assets	$1,749,624	$275,615	$95,850	$566,237	$(1,628,865)	$1,058,461	$802,408	$68,729	$294,063	$2,223,661

Current liabilities:
Accounts payable	$126,353	$—	$1	$—	$—	$126,354	$19,328	$9	$—	$145,691
Accrued expenses	149,357	—	4,864	—	—	154,221	50	295	(441)	154,125
Accrued satellite liability	—	—	—	—	—	—	104,300	—	—	104,300
Accrued interest	4,816	—	—	—	—	4,816	583	204	—	5,603
Current portion of long-term debt	7,200	—	—	—	—	7,200	—	408	—	7,608
Due to related parties	60,750	—	—	—	—	60,750	—	—	—	60,750
Due to subsidiary/affiliates	725,675	134	1,827	24,365	(752,001)	—	3,159	783	(3,942)	—
Subscriber deferred revenue	275,944	—	—	—	—	275,944	—	—	—	275,944
Deferred income	—	—	—	—	—	—	10,137	—	—	10,137

Total current liabilities	1,350,095	134	6,692	24,365	(752,001)	629,285	137,557	1,699	(4,383)	764,158

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2005

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Satellite liability, net of current portion	$—	$—	$—	$—	$—	$—	$23,285	$—	$—	$23,285
Long-term debt, net of current portion	596,537	—	—	—	—	596,537	400,000	39,047	—	1,035,584
Due to related parties, net of current portion	53,901	—	—	—	—	53,901	—	—	—	53,901
Subscriber deferred revenue, net of current portion	84,694	—	—	—	—	84,694	—	—	—	84,694
Deferred income, net of current portion	—	—	—	—	—	—	141,073	—	—	141,073
Other non-current liabilities	27,110	29,647	—	—	—	56,757	19,545	(1,316)	(34,968)	40,018

Total liabilities	2,112,337	29,781	6,692	24,365	(752,001)	1,421,174	721,460	39,430	(39,351)	2,142,713

Commitments and contingencies Stockholders’ equity (deficit):
Capital stock	—	—	—	—	—	—	2,467	—	—	2,467
Accumulated other comprehensive income	—	—	—	—	—	—	5,985	—	—	5,985
Additional paid-in-capital	2,438,561	146,271	97,018	286,765	(530,054)	2,438,561	2,852,100	10,802	(2,449,363)	2,852,100
Retained earnings (deficit)	(2,801,274)	99,563	(7,860)	255,107	(346,810)	(2,801,274)	(2,779,604)	18,497	2,782,777	(2,779,604)

Total stockholders’ equity (deficit)	(362,713)	245,834	89,158	541,872	(876,864)	(362,713)	80,948	29,299	333,414	80,948

Total liabilities and stockholders’ equity (deficit)	$1,749,624	$275,615	$95,850	$566,237	$(1,628,865)	$1,058,461	$802,408	$68,729	$294,063	$2,223,661

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$923,327	$133,386	$10,942	$—	$(144,328)	$923,327	$10,081	$10,165	$(10,156)	$933,417
Cost of revenue	597,068	—	7	—	476	597,551	—	806	(7,619)	590,738
Research & development	37,428	—	—	—	—	37,428	—	—	—	37,428
General & administrative	88,700	—	—	—	—	88,700	451	(25)	(500)	88,626
Marketing	450,843	—	—	—	—	450,843	—	—	—	450,843
Depreciation & amortization	149,264	—	13,067	—	—	162,331	4,542	2,007	—	168,880

Total operating expenses	1,323,303	—	13,074	—	476	1,336,853	4,993	2,788	(8,119)	1,336,515

Operating income (loss)	(399,976)	133,386	(2,132)	—	(144,804)	(413,526)	5,088	7,377	(2,037)	(403,098)
Other income (expense):
Interest income	3,956	—	754	58,754	(59,451)	4,013	17,226	425	—	21,664
Interest expense	(177,968)	—	—	(697)	59,451	(119,214)	(1,415)	(675)	—	(121,304)
Loss from de-leveraging transactions	(121,564)	—	—	—	—	(121,564)	(625)	—	—	(122,189)
Loss from impairment of investments	—	—	—	—	—	—	(76,572)	—	—	(76,572)
Equity in net loss of affiliate	—	—	—	—	—	—	(23,229)	—	—	(23,229)
Other income (expense)	47,058	—	4,304	—	(47,254)	4,108	(639,359)	(59)	641,152	5,842

Net income (loss) before income taxes	(648,494)	133,386	2,926	58,057	(192,058)	(646,183)	(718,886)	7,068	639,115	(718,886)

Benefit from (provision for) deferred income taxes	—	(2,311)	—	—	—	(2,311)	14	—	2,311	14

Net income (loss)	$(648,494)	$131,075	$2,926	$58,057	$(192,058)	$(648,494)	$(718,872)	$7,068	$641,426	$(718,872)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2005

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$558,266	$80,574	$10,529	$—	$(91,103)	$558,266	$—	$9,317	$(9,317)	$558,266
Cost of revenue	410,321	—	24	—	447	410,792	—	1,161	(6,660)	405,293
Research & development	31,218	—	—	—	—	31,218	—	—	—	31,218
General & administrative	43,196	—	—	—	—	43,196	618	538	(488)	43,864
Marketing	487,512	—	—	44	—	487,556	—	—	—	487,556
Depreciation & amortization	127,685	—	13,881	—	—	141,566	2,708	1,596	—	145,870

Total operating expenses	1,099,932	—	13,905	44	447	1,114,328	3,326	3,295	(7,148)	1,113,801

Operating income (loss)	(541,666)	80,574	(3,376)	(44)	(91,550)	(556,062)	(3,326)	6,022	(2,169)	(555,535)
Other income (expense):
Interest income	2,364	—	630	58,754	(59,325)	2,423	20,825	338	—	23,586
Interest expense	(161,784)	—	—	(572)	59,325	(103,031)	(4,006)	(754)	—	(107,791)
Loss from de-leveraging transactions	(27,552)	—	—	—	—	(27,552)	—	—	—	(27,552)
Loss from impairment of investments	—	—	—	—	—	—	—	—	—	—
Equity in net loss of affiliate	—	—	—	—	—	—	(482)	—	—	(482)
Other income (expense)	42,184	—	(23)	—	(42,063)	98	(679,726)	1,426	681,591	3,389

Net income (loss) before income taxes	(686,454)	80,574	(2,769)	58,138	(133,613)	(684,124)	(666,715)	7,032	679,422	(664,385)

Benefit from (provision for) deferred income taxes	—	(2,330)	—	—	—	(2,330)	—	—	—	(2,330)

Net income (loss)	$(686,454)	$78,244	$(2,769)	$58,138	$(133,613)	$(686,454)	$(666,715)	$7,032	$679,422	$(666,715)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2004

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$244,443	$35,448	$10,513	$—	$(45,961)	$244,443	$—	$8,189	$(8,189)	$244,443
Cost of revenue	204,787	—	31	—	444	205,262	—	2,075	(5,402)	201,935
Research & development	23,513	—	—	—	—	23,513	—	—	—	23,513
General & administrative	28,366	—	—	—	—	28,366	497	120	(428)	28,555
Marketing	304,316	—	—	—	—	304,316	—	—	—	304,316
Depreciation & amortization	131,902	—	13,873	—	—	145,775	—	1,390	—	147,165

Total operating expenses	692,884	—	13,904	—	444	707,232	497	3,585	(5,830)	705,484

Operating income (loss)	(448,441)	35,448	(3,391)	—	(46,405)	(462,789)	(497)	4,604	(2,359)	(461,041)
Other income (expense):
Interest income	1,592	—	571	58,995	(59,566)	1,592	4,543	104	—	6,239
Interest expense	(143,909)	—	—	(571)	59,566	(84,914)	(556)	(318)	31	(85,757)
Loss from de-leveraging transactions	(76,621)	—	—	—	—	(76,621)	—	—	—	(76,621)
Loss from impairment of investments	—	—	—	—	—	—	—	—	—	—
Equity in net loss of affiliate	—	—	—	—	—	—	—	—	—	—
Other income (expense)	17,346	—	48	—	(17,378)	16	(645,858)	—	647,971	2,129

Net income (loss) before income taxes	(650,033)	35,448	(2,772)	58,424	(63,783)	(622,716)	(642,368)	4,390	645,643	(615,051)

Benefit from (provision for) deferred income taxes	—	(27,317)	—	—	—	(27,317)	—	—	—	(27,317)

Net income (loss)	$(650,033)	$8,131	$(2,772)	$58,424	$(63,783)	$(650,033)	$(642,368)	$4,390	$645,643	$(642,368)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash (used in) provided by operating activities	$(479,536)	$—	$5,569	$—	$—	$(473,967)	$29,694	$(17,818)	$—	$(462,091)
Cash flows from investing activities:
Purchase of property and Equipment	(54,895)	—	—	—	—	(54,895)	—	—	—	(54,895)
Additions to system under construction	—	—	—	—	—	—	(220,124)	—	—	(220,124)
Proceeds from sale of assets	—	—	7,182	—	—	7,182	—	—	—	7,182
Net maturity (purchase) of restricted investments	(11)	—	—	—	—	(11)	—	3,401	—	3,390

Net cash (used in) provided by investing activities	(54,906)	—	7,182	—	—	(47,724)	(220,124)	3,401	—	(264,447)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	6,420	—	—	6,420
Capital contributions from Holdings	304,053	—	—	—		304,053	(304,053)	—	—	—
Proceeds from issuance of 9.75% senior notes due 2014	600,000	—	—	—	—	600,000	—	—	—	600,000
Proceeds from issuance of senior floating rate notes due 2013	200,000	—	—	—		200,000	—	—	—	200,000
Repayment of 14% senior secured discount notes due 2009	(186,545)	—	—	—		(186,545)	—	—	—	(186,545)
Repayment of 12% senior secured notes due 2010	(100,000)	—	—	—	—	(100,000)	—	—	—	(100,000)
Repayment of senior secured floating rate notes due 2009	(200,000)	—	—	—		(200,000)	—	—	—	(200,000)
Payment of premiums on de-leveraging transactions	(26,773)	—	—	—	—	(26,773)	(625)	—	—	(27,398)
Repurchase of Series B convertible redeemable preferred stock	—	—	—	—	—	—	(23,960)	—	—	(23,960)
Payments on other borrowings	—	—	(12,725)	—		(12,725)	—	(578)	—	(13,303)
Deferred financing costs	(21,446)	—	—	—		(21,446)	(5)	—	—	(21,451)

Net cash provided by (used in) financing activities	569,289	—	(12,725)	—	—	556,564	(322,223)	(578)	—	233,763

Net increase (decrease) in cash and cash equivalents	34,847	—	26	—	—	34,873	(512,653)	(14,995)	—	(492,775)
Cash and cash equivalents at beginning of period	57,598	—	6	—	—	57,604	638,246	15,141	—	710,991

Cash and cash equivalents at end of period	$92,445	$—	$32	$—	$—	$92,477	$125,593	$146	$—	$218,216

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash (used in) provided by operating activities	$(184,488)	$—	$(41)	$—	$—	$(184,529)	$3,073	$14,739	$—	$(166,717)
Cash flows from investing activities:
Purchase of property and equipment	(54,221)	—	—	—	—	(54,221)	381	(7,370)	—	(61,210)
Additions to system under construction	(55,357)	—	—	—	—	(55,357)	(63,226)	—	—	(118,583)
Purchase of equity investments	—	—	—	—	—	—	(25,334)	—	—	(25,334)
Net (purchase) maturity of restricted investments	(3)	—	—	—	—	(3)	(50)	(943)	—	(996)

Net cash used in investing activities	(109,581)	—	—	—	—	(109,581)	(88,229)	(8,313)	—	(206,123)

Cash flows from financing activities:
Proceeds from sale of common stock	—	—	—	—	—	—	300,000	—	—	300,000
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	19,637	—	—	19,637
Capital contributions from Holdings	200,070	—	—	—	—	200,070	(200,070)	—	—	—
Proceeds from issuance of 1.75% convertible senior notes	—	—	—	—	—	—	100,000	—	—	100,000
Repayment of 12% senior secured notes	(15,000)	—	—	—	—	(15,000)	—	—	—	(15,000)
Payment of premiums on de-leveraging transactions	(3,398)	—	—	—	—	(3,398)	—	—	—	(3,398)
Repayment of 14% senior secured notes	(22,824)	—	—	—	—	(22,824)	—	—	—	(22,824)
Payments on other borrowings	(9,651)	—	—	—	—	(9,651)	—	(381)	—	(10,032)
Deferred financing costs	(4)	—	—	—	—	(4)	(2,415)	—	—	(2,419)

Net cash provided by (used in) financing activities	149,193	—	—	—	—	149,193	217,152	(381)	—	365,964

Net increase (decrease) in cash and cash equivalents	(144,876)	—	(41)	—	—	(144,917)	131,996	6,045	—	(6,876)
Cash and cash equivalents at beginning of period	202,474	—	47	—	—	202,521	506,250	9,096	—	717,867

Cash and cash equivalents at end of period	$57,598	$—	$6	$—	$—	$57,604	$638,246	$15,141	$—	$710,991

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2004

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash provided by (used in) operating activities	$(96,607)	$—	$47	$—	$15	$(96,545)	$18,532	$2,808	$—	$(75,205)
Cash flows from investing activities:
Purchase of property and equipment	(25,912)	—	—	—	—	(25,912)	(22)	—	—	(25,934)
Additions to system under construction	(116,537)	—	—	—	—	(116,537)	(27,441)	—	—	(143,978)
Net purchase/maturity of restricted investments	119	—	—	—	—	119	(460)	—	—	(341)
Insurance proceeds from satellite recoveries	133,924	—	—	—	—	133,924	—	—	—	133,924

Net cash used in investing activities	(8,406)	—	—	—	—	(8,406)	(27,923)	—	—	(36,329)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	—	—	—	—	185,500	—	—	185,500
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	51,335	—	—	51,335
Capital contributions from Holdings	304,846	—	—	—	—	304,846	(304,846)	—	—	—
Proceeds from issuance of floating rate disocunt notes	200,000	—	—	—	—	200,000	—	—	—	200,000
Proceeds from issuance of 1.75% convertible notes	—	—	—	—	—	—	300,000	—	—	300,000
Proceeds from refinancing of mortgage on corporate facility	—	—	—	—	—	—	—	33,300	—	33,300
Repayment of 12% senior secured notes	(70,000)	—	—	—	—	(70,000)	—	—	—	(70,000)
Repayment of 14% senior secured notes	(13,028)	—	—	—	—	(13,028)	—	—	—	(13,028)
Repayment of related party long-term debt	(81,194)	—	—	—	—	(81,194)	—	—	—	(81,194)
Payment of premiums on de-leveraging transactions	(10,347)	—	—	—	—	(10,347)	—	—	—	(10,347)
Payments on mortgages	—	—	—	—	—	—	—	(28,247)	—	(28,247)
Payments on related party credit facility	(103,034)	—	—	—	—	(103,034)	—	—	—	(103,034)
Payments on other borrowings	(5,174)	—	—	—	—	(5,174)	(35,000)	—	—	(40,174)
Deferred financing costs	(4,816)	—	—	—	—	(4,816)	(7,697)	(504)	—	(13,017)

Net cash provided by financing activities	217,253	—	—	—	—	217,253	189,292	4,549	—	411,094

Net increase in cash and cash equivalents	112,240	—	47	—	15	112,302	179,901	7,357	—	299,560
Cash and cash equivalents at beginning of period	90,234	—	—	—	(15)	90,219	326,349	1,739	—	418,307

Cash and cash equivalents at end of period	$202,474	$—	$47	$—	$—	$202,521	$506,250	$9,096	$—	$717,867

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Balance at January 1, 2004	$319,082	$159,458	$94,699	$425,311	$(679,468)	$319,082	$532,888	$15,429	$(334,511)	$532,888
Net income (loss)	(650,033)	8,131	(2,772)	58,424	(63,783)	(650,033)	(642,368)	4,390	645,643	(642,368)
Capital stock issuances	—	—	—	—	—	—	443,623	—	—	443,623
Contributions to piad-in capital	372,513	—	—	—	—	372,513	—	(6,064)	(366,449)	—
Non-cash stock compensation	2,020	—	—	—	—	2,020	2,020	—	(2,020)	2,020

Balance at December 31, 2004	$43,582	$167,589	$91,927	$483,735	$(743,251)	$43,582	$336,163	$13,755	$(57,337)	$336,163
Net income (loss)	(686,454)	78,245	(2,769)	58,138	(133,614)	(686,454)	(666,715)	7,032	679,422	(666,715)
Other comprehensive income Unrealized gain on available-for-sale securities	—	—	—	—	—	—	5,985	—	—	5,985

Comprehensive loss							(666,715)			(666,715)
Capital stock issuances	—	—	—	—	—	—	394,681	—	—	394,681
Contributions to paid-in capital	274,193	—	—	—	—	274,193	4,868	8,512	(282,705)	4,868
Non-cash stock compensation	5,966	—	—	—	—	5,966	5,966	—	(5,966)	5,966

Balance at December 31, 2005	$(362,713)	$245,834	$89,158	$541,873	$(876,865)	$(362,713)	$80,948	$29,299	$333,414	$80,948
Net income (loss)	(648,495)	131,074	2,926	58,056	(192,056)	(648,495)	(718,872)	7,068	641,427	(718,872)
Other comprehensive income Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(125)	—	—	(125)
Realized loss on available-for-sale securities	—	—	—	—	—	—	(5,985)	—	—	(5,985)
Foreign currency translation adjustment	—	—	—	—	—	—	3,715	—	—	3,715

Comprehensive loss							(721,267)			(721,267)
Capital stock issuances	—	—	—	—	—	—	198,353	—	—	198,353
Repurchase of Series B convertible redeemable preferred stock	—	—		—	—	—	(23,960)	—	—	(23,960)
Contributions (distributions) to (from) paid-in capital	495,988	—	(36,260)	—	36,260	495,988	—	28	(496,016)	—
Non-cash stock compensation	68,046	—	—	—	—	68,046	68,046	—	(68,046)	68,046

Balance at December 31, 2006	$(447,174)	$376,908	$55,824	$599,929	$(1,032,661)	$(447,174)	$(397,880)	$36,395	$410,779	$(397,880)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20) Subsequent Events

Sale-leaseback Transaction

On February 13, 2007, the Company entered into a sale-leaseback transaction with respect to the transponders on the XM-4 satellite, which was launched in October 2006 and placed into service during December 2006. The Company received net proceeds of $288.5 million from the transaction, of which $44 million (inclusive of interest) was used to retire outstanding mortgages on real property and the remainder of which provides additional liquidity available for working capital and general corporate purposes.

Summary of the Transaction. Under the sale-leaseback arrangement, the Company sold the XM-4 transponders to a trust owned by Satellite Leasing (702-4) LLC for $288.5 million, representing the fair market value based on an appraisal performed by satellite consulting and lease appraisal firms. A portion of the purchase price for the XM-4 transponders was financed by the equity owner of the sale-leaseback transaction, or owner participant.

XM Satellite Radio Inc., is leasing the transponders for a term of nine years with an early buy-out option in year five and a buy-out option at the end of the term. The lease will be recorded as a capital lease. These lease payment obligations, which are unconditional and guaranteed by XM Satellite Radio Holdings Inc., are senior unsecured obligations and rank equally in right of payment with existing and future senior unsecured obligations.

Throughout the term of the lease, at any time when the Company is not investment grade, the Company will provide to the owner participant credit support sufficient to cover the stipulated loss value of the equity at that time. To provide this credit support, the Company retired the existing mortgages on its headquarters and data center properties in Washington, D.C. and put into place new mortgage liens on those properties in favor of the owner participant.

The Company will have full operational control over the transponders for the lease term, absent default. The Company will continue to own the XM-4 satellite itself, subject to an obligation to sell the satellite to the lessor for a nominal sum in the event that the Company does not repurchase the transponders at the end of the term.

The Company has an early buyout option in year five and a buy-out right at the end of the lease term, each at prices representing the fair market value based on an appraisal performed by satellite consulting and lease appraisal firms. The Company has other rights to purchase the transponders or the equity interest in the lessor. The Company also has rights to cause the lessor to effect a refinancing of the notes, and any interest savings from the refinancing would result in reduced lease payments.

The Company can be required to repurchase the transponders upon the occurrence of specified events, including an event of loss of the satellite (subject to the right to substitute another satellite meeting equivalent or better value and functionality tests), changes in law that impose a material regulatory burden on the owner participant, changes of control and events resulting in the absence of another holder (other than the Company and its affiliates) of FCC satellite radio licenses in the frequency bands that can be served by the XM-4 satellite. The Company has agreed to provide indemnities in the event the owner participant shall lose or not be able to take certain tax positions relating to the transaction.

Planned Merger with Sirius Satellite Radio

On February 19, 2007, the Company and Sirius Satellite Radio Inc. (“SIRIUS”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which the Company and SIRIUS will combine their businesses through a merger of the Company and a newly formed, wholly owned subsidiary of SIRIUS (the “Merger”).

Each of the Company and SIRIUS has made customary representations and warranties and covenants in the Merger Agreement. The completion of the Merger is subject to various closing conditions, including obtaining the approval of the Company’s and SIRIUS’s stockholders and receiving certain regulatory and antitrust approvals (including from the Federal Communications Commission and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended).

Schedule II—Valuation and Qualifying Accounts

(in thousands) Description	Balance January 1,	Charged to Costs and Expenses	Charged to Other Accounts	Write-offs/ Payments/ Other	Balance December 31,
2004
Allowance for doubtful accounts	$796	$3,218	$—	$(2,463)	$1,551
Deferred tax assets — valuation allowance	533,078	210,453	53,416	—	796,947
2005
Allowance for doubtful accounts	1,551	8,328	—	(6,157)	3,722
Deferred tax assets — valuation allowance	796,947	236,767	10,240	—	1,043,954
2006
Allowance for doubtful accounts	3,722	15,223	—	(13,999)	4,946
Deferred tax assets — valuation allowance	1,043,954	237,455	(6,953)	—	1,274,456