Form 10-Q
period 2007-03-31
XM SATELLITE RADIO INC; XM SATELLITE RADIO HOLDINGS INC
filed 2007-05-03
CIK 1116317, 1091530

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2007

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

XM Satellite Radio Holdings Inc.	Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐
XM Satellite Radio Inc.	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether each registrant is a shell company (as defined in Exchange Act Rule 12b- 2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of March 31, 2007)
XM SATELLITE RADIO HOLDINGS INC. CLASS A COMMON STOCK, $0.01 PAR VALUE	306,082,407

XM SATELLITE RADIO INC. COMMON STOCK, $0.10 PAR VALUE (all shares are issued to XM Satellite Radio Holdings Inc.)	125

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: This Form 10-Q contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Without limitation, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to growth, expected levels of expenditures and statements expressing general optimism about future operating results — are forward-looking statements. Similarly, statements that describe the Company’s business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. All such forward-looking statements including those presented elsewhere by our management from time to time are subject to certain risks and uncertainties that could cause actual results to differ materially from those in forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2006 filed with the SEC on March 1, 2007. These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this filing. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

EXPLANATORY NOTE

This quarterly report on Form 10-Q is a combined report being filed by two separate registrants: XM Satellite Radio Holdings Inc. (the “Company”, “Holdings”, or “XM”) and XM Satellite Radio Inc. (“Inc.”). Holdings’ principal wholly owned subsidiary is Inc., and as such, the information presented in this report regarding Inc. also applies to Holdings. Unless the context requires otherwise, the terms “we,” “our,” “us,” refers to Holdings. Holdings fully and unconditionally guarantees Inc.’s registered debt securities. The combined report includes Holdings’ unaudited Condensed Consolidated Financial Statements as the only set of financial statements; an explanation of the differences between the companies is in the Notes to the unaudited Condensed Consolidated Financial Statements; and condensed consolidating financial information regarding Inc. The management’s discussion and analysis section has also been combined, focusing on the financial condition and results of operations of Holdings, which is consistent with the inclusion in the combined report of one set of financial statements.

We make available certain reports filed with the Securities and Exchange Commission (“SEC”) that can be accessed, free of charge, through our website at http://www.xmradio.com, as soon as reasonably practicable after they are electronically filed with the SEC.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
(in thousands, except share and per share data)	2007	2006
Revenue:
Subscription	$236,486	$188,102
Activation	4,654	3,579
Merchandise	5,297	3,551
Net ad sales	7,478	6,518
Other	10,197	6,216

Total revenue	264,112	207,966

Operating expenses:
Cost of revenue (excludes depreciation & amortization, shown below):
Revenue share & royalties	47,426	34,276
Customer care & billing operations (1)	27,928	22,455
Cost of merchandise	18,277	7,993
Ad sales (1)	3,385	3,356
Satellite & terrestrial (1)	13,882	13,049
Broadcast & operations:
Broadcast (1)	6,544	5,852
Operations (1)	9,716	8,887

Total broadcast & operations	16,260	14,739
Programming & content (1)	43,952	37,643

Total cost of revenue	171,110	133,511
Research & development (excludes depreciation & amortization, shown below) (1)	7,310	10,981
General & administrative (excludes depreciation & amortization, shown below) (1)	34,185	17,630
Marketing (excludes depreciation & amortization, shown below):
Retention & support (1)	9,756	8,047
Subsidies & distribution	43,602	55,473
Advertising & marketing	32,809	33,925

Marketing	86,167	97,445
Amortization of GM liability	6,504	9,313

Total marketing	92,671	106,758
Depreciation & amortization	46,882	39,882

Total operating expenses (1)	352,158	308,762

Operating loss	(88,046)	(100,796)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS – (Continued)

	Three months ended March 31,
(in thousands, except share and per share data)	2007	2006
Other income (expense):
Interest income	3,544	6,573
Interest expense	(27,609)	(33,236)
Loss from de-leveraging transactions	(2,965)	(18,380)
Equity in net loss of affiliate	(5,425)	(8,884)
Minority interest	(1,697)	—
Other income	444	4,634

Net loss before income taxes	(121,754)	(150,089)
(Provision for) benefit from deferred income taxes	(684)	868

Net loss	(122,438)	(149,221)

8.25% Series B and C preferred stock dividend requirement	—	(2,149)

Net loss attributable to common stockholders	$(122,438)	$(151,370)

Net loss per common share - basic and diluted	$(0.40)	$(0.60)
Weighted average shares used in computing net loss per common share - basic and diluted	305,877,670	253,213,066
(1) These captions include non-cash stock-based compensation expense as follows:
	Three months ended March 31,
(in thousands)	2007	2006
Customer care & billing operations	$440	$86
Ad sales	356	428
Satellite & terrestrial	520	461
Broadcast	600	481
Operations	378	583
Programming & content	2,166	1,892
Research & development	1,726	1,457
General & administrative	6,048	5,061
Retention & support	1,897	1,612

Total stock-based compensation	$14,131	$12,061

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$319,391	$218,216
Accounts receivable, net of allowance for doubtful accounts of $5,240 and $4,946	54,914	62,293
Due from related parties	8,672	13,991
Related party prepaid expenses	71,021	66,946
Prepaid programming content	71,835	28,172
Prepaid and other current assets	42,818	43,040

Total current assets	568,651	432,658
Restricted investments	396	2,098
System under construction	138,760	126,049
Property and equipment, net of accumulated depreciation and amortization of $814,339 and $767,768	814,683	849,662
DARS license	141,387	141,387
Intangibles, net of accumulated amortization of $8,533 and $8,222	4,329	4,640
Deferred financing fees, net of accumulated amortization of $22,292 and $20,537	40,273	38,601
Related party prepaid expenses, net of current portion	155,388	160,712
Investments	75,015	80,592
Prepaid and other assets, net of current portion	4,282	4,219

Total assets	$1,943,164	$1,840,618

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$44,232	$51,844
Accrued expenses	131,464	147,591
Accrued satellite liability	2,145	64,875
Accrued interest	34,704	18,482
Current portion of long-term debt	14,365	14,445
Due to related parties	48,805	46,459
Subscriber deferred revenue	358,974	340,711
Deferred income	9,915	9,915

Total current liabilities	644,604	694,322
Long-term debt, net of current portion	1,478,936	1,286,179
Subscriber deferred revenue, net of current portion	94,697	86,482
Deferred income, net of current portion	129,074	130,780
Other non-current liabilities	40,829	40,735

Total liabilities	2,388,140	2,238,498

Commitments and contingencies
Minority interest	59,397	—
Stockholders’ deficit:
Series A convertible preferred stock, par value $0.01 (liquidation preference of $51,370 at March 31, 2007 and December 31, 2006); 15,000,000 shares authorized, 5,393,252 shares issued and outstanding at March 31, 2007 and December 31, 2006	54	54
Class A common stock, par value $0.01; 600,000,000 shares authorized, 306,082,407 shares and 305,781,515 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	3,061	3,058
Accumulated other comprehensive income, net of tax	3,545	3,590
Additional paid-in capital	3,109,881	3,093,894
Accumulated deficit	(3,620,914)	(3,498,476)

Total stockholders’ deficit	(504,373)	(397,880)

Total liabilities and stockholders’ deficit	$1,943,164	$1,840,618

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
(in thousands)	2007	2006
Cash flows from operating activities:
Net loss	$(122,438)	$(149,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	3,202	3,055
Depreciation and amortization	46,882	39,882
Amortization of deferred income related to XM Canada	(2,498)	(2,523)
Loss from de-leveraging transactions	2,965	18,380
Non-cash loss on equity in affiliate	5,425	8,884
Amortization of deferred financing fees and debt discount	2,602	14,769
Stock-based compensation	14,131	12,061
Provision for (benefit from) deferred income taxes	684	(868)
Gain on sale of fixed assets	—	(4,378)
Minority interest	1,697	—
Other	(39)	187
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	4,218	(4,550)
Decrease (increase) in due from related parties	5,319	(2,392)
Increase in prepaid programming content	(43,662)	(17,646)
Decrease in prepaid and other assets	1,408	9,157
Decrease in accounts payable, accrued expenses and other liabilities	(8,866)	(113,826)
Increase in accrued interest	16,222	14,682
Increase (decrease) in due to related parties	2,346	(9,327)
Increase in subscriber deferred revenue	26,478	22,540
Decrease in deferred income	792	—

Net cash used in operating activities	(43,132)	(161,134)

Cash flows from investing activities:
Purchase of property and equipment	(24,872)	(14,952)
Additions to system under construction	(73,132)	(22,225)
Proceeds from sale of assets	—	6,997
Net maturity (purchase) of restricted investments	1,702	20

Net cash used in investing activities	(96,302)	(30,160)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	1,857	3,135
Proceeds from sale-leaseback transaction	288,500	—
Payment of premiums on de-leveraging transactions	(2,965)	—
Retirement of mortgages on corporate facilities	(38,877)	—
Payments on other borrowings	(3,975)	(2,012)
Deferred financing costs	(3,931)	—

Net cash provided by financing activities	240,609	1,123

Net increase (decrease) in cash and cash equivalents	101,175	(190,171)
Cash and cash equivalents at beginning of period	218,216	710,991

Cash and cash equivalents at end of period	$319,391	$520,820

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

XM Satellite Radio Inc. (“Inc.”) was incorporated on December 15, 1992 in the State of Delaware for the purpose of operating a digital audio radio service (“DARS”) under a license from the Federal Communications Commission (“FCC”). XM Satellite Radio Holdings Inc. (“Holdings”) was formed as a holding company for Inc. on May 16, 1997. The Company commenced commercial operations in two markets on September 25, 2001 and completed its national rollout on November 12, 2001.

As of March 31, 2007, the principal differences between the financial conditions of Holdings and Inc., were:

•	the ownership by Holdings of the corporate headquarters and data center since August 2001 and September 2005, respectively, and the lease of these buildings to Inc.;

•

XM-1, XM-2, and XM-3, except for the B702 bus portion of XM-3, are owned by Inc.; the transponders of XM-4, are owned by Satellite Leasing (702-4) LLT, a separate legal entity subject to consolidation by the Company and leased to Inc.; and XM-5 and the B702 bus portion of XM-3 and XM-4 are owned by Holdings;

•	the presence at Holdings of additional indebtedness, primarily the 1.75% Convertible Senior Notes due 2009, not guaranteed by Inc.;

•	the investments by Holdings in Canadian Satellite Radio (including related revenue and deferred income) and WorldSpace, Inc.; and

•	the existence of cash balances at Holdings.

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

•	less interest expense principally related to the additional indebtedness at Holdings;

•	less revenue associated with the amortization of deferred income and equity in losses from Holdings’ investment in Canadian Satellite Radio;

•	no gains or losses on Holdings’ investments in Canadian Satellite Radio or WorldSpace, Inc.; and

•	less interest income because of additional cash balances at Holdings.

Proposed Merger

On February 19, 2007, XM Satellite Radio Holdings Inc. (“XM”) and Sirius Satellite Radio Inc. (“Sirius”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which XM and Sirius will combine its businesses through a merger of XM and a newly formed, wholly owned subsidiary of Sirius (the “Merger”).

Each of XM and Sirius has made customary representations and warranties and covenants in the Merger Agreement. The completion of the Merger is subject to various closing conditions, including obtaining the approval of XM’s and Sirius’ stockholders and receiving certain regulatory and antitrust approvals (including from the Federal Communications Commission (“FCC”) and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended).

XM filed a Notification and Report Form pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“the HSR Act”), with respect to the transactions contemplated by the Merger Agreement between XM and Sirius. On April 12, 2007, both XM and Sirius received from the Department of Justice requests for additional information and documentary material relating to the merger, generally referred to as a “Second Request.” The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after XM and Sirius have substantially complied with the Second Request.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On March 20, 2007, XM and Sirius filed a Consolidated Application for Authority to Transfer Control with the FCC with respect to the Merger Agreement. XM and Sirius anticipate that the FCC will issue a public notice in the near future that sets a schedule to comment on the Merger. The public notice will trigger a comment period followed by a reply period.

(2) Summary of Significant Accounting Policies and Practices

Principles of Consolidation and Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of XM Satellite Radio Holdings Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is consolidated in the unaudited Condensed Consolidated Financial Statements in accordance with FIN No. 46(R). Beginning March 31, 2007, the Company reported a variable interest entity subject to consolidation by the Company pursuant to FIN No. 46(R). Satellite Leasing (702-4) LLT is a separate legal entity whose primary beneficiary, as defined under FIN No. 46(R), is the Company. Satellite Leasing (702-4) LLC, an entity solely owned by the equity investors in the transaction, will be entitled to the residual benefits, including ownership of the assets of the trust after repayment of the debt incurred by that entity.

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared in conformity with United States generally accepted accounting principles. It is suggested that these interim unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 1, 2007. All adjustments that, in the opinion of management, are necessary for a fair presentation of the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Amounts from Subsidies & distribution in the amount of $4.3 million were reclassified to Advertising & marketing related to on-going loyalty payments.

Restricted Investments

Restricted investments consist principally of certificates of deposits. During the three months ended March 31, 2007, the restricted investments which represented securities held in escrow on the Company’s buildings were redeemed and included in the total cash paid to retire the mortgage loans on the buildings. There were no gross unrealized holding gains or losses on these restricted investments at December 31, 2006.

Inventory

Inventories are stated at the lower of average cost or market. The Company provides estimated inventory allowances for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Inventories consist of both finished goods and raw materials. The Company had $13.5 million and $17.0 million of net inventory at March 31, 2007 and December 31, 2006, respectively, which are included in Prepaid and other current assets on the Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2007 and 2006, the Company recorded total inventory write-down charges of $5.2 million and $0, respectively, which charges are reflected in Cost of merchandise in the unaudited Condensed Consolidated Statements of Operations.

Investments

Investments in marketable equity securities of companies in which XM does not have a controlling interest or is unable to exert significant influence are accounted for at market value if the investments are publicly traded and resale restrictions of less than one year exist (“available-for-sale equity securities”). Unrealized holding gains and losses on marketable available-for-sale equity securities are carried net of taxes as a component of Accumulated other comprehensive income in Stockholders’ deficit in the Condensed Consolidated Balance Sheets.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Maintenance and repairs costs are expensed as incurred, whereas expenditures for renewal and betterments are capitalized. The cost of internally developed software is capitalized in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and amortized over its estimated useful life. Interest costs incurred in connection with the construction of major equipment and facilities are capitalized as part of the asset cost to which it relates and depreciated over the asset’s useful life. Upon the normal sale or retirement of depreciable property, the net carrying value less any salvage value is recognized as an operating gain or loss in the unaudited Condensed Consolidated Statements of Operations.

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

Net Loss Per Common Share

The Company computes net loss per common share in accordance with SFAS No. 128, Earnings Per Share and SEC Staff Accounting Bulletin (“SAB”) No. 98, Computations of Earnings Per Share. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is computed by dividing the net loss attributable to common stockholders (after deducting preferred dividend requirements) for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and dilutive equivalent shares outstanding during the period. Options, warrants and convertible instruments outstanding as of March 31, 2007 to purchase 51 million shares of common stock (47 million of which were vested) were not included in the computation of diluted net loss per common share for the three months ended March 31, 2007 as their inclusion would have been anti-dilutive. Options, warrants and convertible instruments outstanding as of March 31, 2006 to purchase 90 million shares of

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

common stock (85 million of which were vested) were not included in the computation of diluted net loss per common share for the three months ended March 31, 2006 as their inclusion would have been anti-dilutive. Unvested shares of restricted stock in the amount of 3,441,608 and 2,255,754 as of March 31, 2007 and 2006, respectively, are not included in the computation of basic net loss per common share or in diluted net loss per common share because their inclusion would have been anti-dilutive. The Company had a net loss in each of the periods presented, and therefore, basic and diluted net loss per common share are the same.

Comprehensive Income or Loss

Accumulated other comprehensive income or loss is reported on the Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities (see Note 4, under the heading “WorldSpace”) and foreign currency translation adjustments (see Note 4, under the heading “Canadian Satellite Radio”) are included in other comprehensive income or loss. However, in the event that an unrealized loss is deemed other than temporary, the loss is recognized in earnings. The components of Comprehensive income or loss for the three months ended March 31, 2007 and 2006 are as follows (in thousands):

	Three months ended March 31,
	2007	2006
Net loss	$(122,438)	$(149,221)
Unrealized gain (loss) on available-for-sale securities	125	(6,688)
Foreign currency translation adjustment, net of tax	(170)	2,311

Total comprehensive loss	$(122,483)	$(153,598)

The Company did not recognize a tax expense for the unrealized gain on available-for-sale securities for the three months ended March 31, 2007, as the investment did not have a cumulative gain . Unrealized loss on available-for-sale securities for the three months ended March 31, 2006 is shown net of tax benefit of approximately $4.2 million. Foreign currency translation adjustment, for the three months ended March 31, 2007, is shown net of tax benefit of approximately $0.1 million. Foreign currency translation adjustment, for the three months ended March 31, 2006, is shown net of tax expense of approximately $1.4 million. The unrealized loss on available-for-sale securities relates to the Company’s investment in WorldSpace, while the foreign currency translation adjustment relates to the Company’s investment in XM Canada (discussed further in Note 4).

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company will adopt this Statement effective January 1, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on its consolidated results of operations and financial position.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(3) Property and Equipment

Property and equipment consists of the following (in thousands):

	March 31, 2007	December 31, 2006
Spacecraft system	$905,535	$905,507
Terrestrial repeater network	264,315	264,223
Spacecraft control and uplink facilities	46,918	46,181
Broadcast facilities	65,336	65,302
Land	8,788	8,788
Buildings and improvements	73,310	73,252
Computer systems, furniture and fixtures, and equipment	264,820	254,177

Total property and equipment	1,629,022	1,617,430
Accumulated depreciation and amortization	(814,339)	(767,768)

Property and equipment, net	$814,683	$849,662

Spacecraft System

The Company currently operates four in-orbit satellites, all of which are owned, except for the transponders on XM-4, which are leased under a capital lease. The Company launched its first two satellites, XM-1 and XM-2 in the first half of 2001 prior to the commencement of commercial operations. Depreciation commenced upon acceptance of the satellites from Boeing Satellite Systems, which occurred during the first half of 2001. The XM-1 and XM-2 satellites suffer from a progressive solar array power degradation issue and during 2004, the Company recovered from insurers approximately $142 million, of which $134 million was recorded as a reduction to the carrying values of XM-1 and XM-2. In February 2005, XM-3 was successfully launched and moved into the 85° West Longitude orbital location. In October 2006, XM-4 was successfully launched and moved into the 115° West Longitude orbital location. XM-1 and XM-2 are collocated with XM-4, and are in-orbit spares. Depreciation of XM-3 and XM-4 commenced upon acceptance of the satellites, which occurred during April 2005 and December 2006, respectively. In February 2007, the transponders on XM-4 were the subject of a sale-leaseback transaction and are now being depreciated over their nine-year lease term, less the estimated residual value.

(4) Investments

The Company’s investments consist of an equity method investment, a cost method investment and available-for-sale equity securities as follows (in thousands):

	March 31, 2007	December 31, 2006
Equity method investment	$68,550	$74,252
Cost method investment	480	480
Available-for-sale equity securities	5,985	5,860

Total investments	$75,015	$80,592

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

The various deliverables of these Agreements entered into in November 2005 are considered a single accounting unit in accordance with the EITF No. 00-21, and as such are accounted for as follows:

•

The $152.1 million fair value of the shares received is recorded as Deferred income on the Company’s Condensed Consolidated Balance Sheets and amortized on a straight-line basis into income as Other revenue in the unaudited Condensed Consolidated Statements of Operations over the 15-year expected term of the Agreements. During each of the three months ended March 31, 2007 and 2006, XM amortized $2.5 million into income as Other revenue. As of March 31, 2007 and December 31, 2006, the Deferred income balance related to the fair value of shares received was $136.2 million and $138.6 million, respectively.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

•

The Company receives a 15% royalty fee for all subscriber fees earned by XM Canada each month for its basic service and a nominal activation fee for each gross activation of an XM Canada subscriber on the Company’s system. Beginning in 2006, XM began to accrue for, and record as revenue, royalties and activation fees related to XM Canada’s subscribers. During the three months ended March 31, 2007 and 2006, XM accrued approximately $0.8 million and $0.2 million, respectively, in subscriber revenue royalty and activation fees. During the three months ended March 31, 2007 and 2006, recognized revenue was not material. The remaining unrecognized revenue was recorded as Deferred income and will be amortized on a straight-line basis into income over the remaining expected term of the Agreements in accordance with the EITF No. 00-21. As of March 31, 2007 and December 31, 2006, the Deferred income balance related to the subscriber revenue royalty and activation fees was $2.8 million and $2.0 million, respectively. In subsequent periods, the Company will recognize the pro-rata portion of the current period’s accrued revenue in addition to the amortization for each previous periods’ accrued revenue.

XM has also provided XM Canada with a CDN$45 million standby credit facility, which can only be utilized to finance purchases of terrestrial repeaters or for the payment of subscription fees to XM. The facility matures on December 31, 2012 and bears interest at a rate of 9% per annum. XM has the right to convert unpaid principal amounts into Class A Subordinate Voting Shares of XM Canada at the price of CDN$16.00 per share. As of March 31, 2007, XM Canada had not drawn on this facility.

In addition, XM Canada will pay XM $69.1 million for the rights to broadcast and market National Hockey League (“NHL”) games for the 10-year term of XM’s contract with the NHL. The $69.1 million payment is comprised of $57.0 million in license fees and $12.1 million in advertising costs and is required to be paid in ten annual installments ranging from $5.25 million to $7.5 million per year. In accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, XM recognizes these payments “gross as a principal” in Other revenue. During each of the three months ended March 31, 2007 and 2006, XM recognized $1.1 million of license fees; advertising cost reimbursements were not material.

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

	February 28, 2007	November 30, 2006
Current assets	$41,903	$50,641
Non-current assets	$231,478	$247,848
Current liabilities	$18,094	$17,782
Non-current liabilities	$102,745	$101,674
Total shareholders’ equity	$152,542	$179,033

	Three months ended February 28, 2007	Three months ended February 28, 2006
Revenues	$4,177	$992
Net loss	$23,253	$38,106
XM’s share of net loss	$5,425	$8,884

During the three months ended March 31, 2007, XM recorded a currency translation loss of approximately $0.2 million, as a component of Accumulated other comprehensive income in Stockholders’ deficit in the Condensed Consolidated Balance Sheets. The $0.2 million loss is net of a tax benefit of approximately $0.1 million, which is offset by a corresponding $0.1 million

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

expense to the Provision for deferred income taxes. During the three months ended March 31, 2006, XM recorded a currency translation gain of approximately $2.3 million, as a component of Accumulated other comprehensive income in Stockholders’ deficit in the Condensed Consolidated Balance Sheets. The $2.3 million gain is net of a tax expense of approximately $1.4 million, which is offset by a corresponding $1.4 million benefit to the Provision for deferred income taxes.

During 2006, the Company reduced the carrying value of its investment in XM Canada due to a decrease in fair value that was considered to be other than temporary and recorded an impairment charge of $57.6 million. XM Canada’s shares trade publicly on the Toronto Stock Exchange under the symbol, “XSR.TO.” The quoted market price on February 28, 2007 (the date of XM Canada’s most recent financial statements) was CAD$6.65, or approximately US$5.68. Based on the number of shares held by the Company on March 31, 2007, the fair value of the Company’s investment in XM Canada was approximately $63.0 million. As of March 31, 2007 and December 31, 2006, the carrying value of the Company’s investment in XM Canada was approximately $68.6 million and $74.3 million, respectively. As of March 31, 2007 and December 31, 2006, the amounts due from XM Canada were $3.2 million and $1.6 million, respectively, and are included in Prepaid and other current assets in the Condensed Consolidated Balance Sheets.

Cost Method Investment and Available-for-Sale Equity Securities

WorldSpace

On July 18, 2005, XM acquired 1,562,500 shares of Class A common stock of WorldSpace, Inc. (“WSI”) and a warrant to purchase at WSI’s initial public offering price of $21.00 an additional aggregate number of shares equal to $37.5 million, subject to certain operational vesting conditions, in exchange for $25.0 million. XM allocated its $25.0 million investment between the two financial instruments, $12.9 million to the Class A common stock and $12.1 million to the warrant. XM accounts for its investment in WSI Class A common stock as available-for-sale securities and accounts for its investment in the warrant under the cost method, subject to other than temporary impairment. WorldSpace provides XM certain programming in exchange for a fixed monthly fee under an amended programming agreement that extends through June 7, 2009.

During 2006, the Company reduced the carrying values of its investments in WSI common stock and warrant due to decreases in fair values that were considered to be other than temporary and recorded impairment charges of $7.3 million and $11.6 million, respectively. WorldSpace’s shares trade publicly on the NASDAQ Stock Exchange under the symbol, “WRSP.” The quoted market price on March 31, 2007 was $3.58. Based on the number of shares held by the Company, the fair value of the Company’s investment in WSI common stock was approximately $5.6 million on March 31, 2007. As of March 31, 2007, the carrying value of the Company’s investments in WSI common stock and warrant was approximately $5.6 million and $0.5 million, respectively. As of December 31, 2006, the carrying value of the Company’s investments in WSI common stock and warrant was approximately $5.5 million (which included $0.1 million of unrealized losses) and $0.5 million, respectively.

(5) Deferred Financing Fees

Deferred financing fees consist of the following (in thousands):

	March 31, 2007	December 31, 2006
10% senior secured discount convertible notes due 2009	$1,432	$1,432
9.75% senior notes due 2014	16,091	16,091
Senior floating rate notes due 2013	5,354	5,354
1.75% convertible senior notes due 2009	10,066	10,066
Valuation of warrants issued to related party in conjunction with credit facilities	25,151	25,151
Valuation of warrants issued to related party in conjunction with the issuance of 10% senior secured discount convertible notes	540	540
Mortgage	—	504
Sale-leaseback transaction of XM-4 satellite	3,931	—

Total deferred financing fees	62,565	59,138
Accumulated amortization	(22,292)	(20,537)

Deferred financing fees, net	$40,273	$38,601

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(6) Long-Term Debt

Certain of the Company’s debt instruments and credit facility contain covenants that include restrictions on indebtedness, mergers, limitations on liens, liquidations and sale and leaseback transactions, and also require the maintenance of certain financial ratios. The Company was in compliance with all of its covenants as of March 31, 2007. The Company’s debt instruments and credit facilities permit the debt issued thereunder to be accelerated upon certain events, including the failure to pay principal when due under any of the Company’s other debt instruments or credit facilities subject to materiality thresholds.

The following table presents a summary of the debt activity for the three months ended March 31, 2007 (in thousands):

	December 31, 2006	Issuances / Additions	Discount Amortization	Principal Payments	Retirements / Extinguishments	March 31, 2007
9.75% senior notes due 2014	$600,000	$—	$—	$—	$—	$600,000
1.75% convertible senior notes due 2009	400,000	—	—	—	—	400,000
Senior floating rate notes due 2013	200,000	—	—	—	—	200,000
10% senior secured discount convertible notes due 2009	33,249	—	—	—	—	33,249
Less: discount	(5,213)	—	342	—	—	(4,871)
Debt of variable interest entity	—	230,800	—	—	—	230,800
Mortgages	38,877	—	—	(38,877)	—	—
Capital leases	33,711	4,387	—	(3,975)	—	34,123

Total debt	1,300,624	$235,187	$342	$(42,852)	$—	1,493,301

Less: current portion	14,445					14,365

Long-term debt, net of current portion	$1,286,179					$1,478,936

Mortgages

1500 Eckington Place

As of March 31, 2007 and December 31, 2006, the remaining principal balance of the 1500 Eckington Place Mortgage Loan was $0 and $32.4 million, respectively. Principal and interest at a fixed rate of 6.015% was payable monthly until the mortgage was scheduled to mature in September 2014. The mortgage loan was secured by the building and an escrow with a balance of $1.4 million at December 31, 2006. The mortgage loan on this property was retired during February 2007, as further discussed below under the heading, “Capital Lease – XM-4 Satellite” and the Company recorded a de-leveraging charge of $2.2 million.

60 Florida Avenue

As of March 31, 2007 and December 31, 2006, the remaining principal balance of the 60 Florida Avenue Mortgage Loan was $0 and $6.5 million, respectively. Principal and interest at a fixed rate of 8.26% was payable monthly until the mortgage was scheduled to mature in September 2010. The mortgage loan was secured by the building, the land, and an escrow with a balance of $0.3 million at December 31, 2006. The mortgage loan on this property was retired during February 2007, as further discussed below under the heading, “Capital Lease – XM-4 Satellite” and the Company recorded a de-leveraging charge of $0.8 million.

Capital Lease – XM-4 Satellite

On February 13, 2007, the Company entered into a sale-leaseback transaction with respect to the transponders on the XM-4 satellite, which was launched in October 2006 and placed into service during December 2006.

The Company sold the XM-4 transponders to Satellite Leasing (702-4) LLT (“Trust”), a third-party trust formed solely for the purpose of facilitating the sale-leaseback transaction. The Trust pooled the funds used to purchase the transponders from a $57.7 million investment by an equity investor and the $230.8 million in proceeds from the issuance of its 10% senior secured notes due 2013 (“Debt of variable interest entity”). The Company is accounting for

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the sale and leaseback of the transponders under sale-leaseback accounting with a capital lease, pursuant to FASB 13, Accounting for Leases, as amended. Furthermore, the Company determined that the Trust is a variable interest entity, as that term is defined under FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51, and that the Company is the primary beneficiary of the Trust. Pursuant to FIN No. 46(R), the Company consolidated the Trust into its unaudited Condensed Consolidated Financial Statements.

Under the terms of the lease, the Company is obligated to make payments that total approximately $437.4 million, of which $126.6 is interest, over the nine-year base lease term as follows (in millions): $27.9 in 2007, $33.2 in 2008, $28.9 in 2009, $28.4 in 2010, $71.0 in 2011 and $248.0 thereafter.

Summary of the Transaction. Under the sale-leaseback arrangement, the Company sold the XM-4 transponders to the Trust owned by Satellite Leasing (702-4) LLC (“Owner participant”) for $288.5 million, representing the fair market value based on an appraisal performed by satellite consulting and lease appraisal firms. XM Satellite Radio Inc. is leasing the transponders for a term of nine years with an early buy-out option in year five and a buy-out option at the end of the term. These lease payment obligations, which are unconditional and guaranteed by XM Satellite Radio Holdings Inc., are senior unsecured obligations and rank equally in right of payment with existing and future senior unsecured obligations.

Throughout the term of the lease, at any time when the Company is not investment grade, the Company will provide credit support to Owner Participant. To provide this credit support, the Company retired the existing mortgages on its headquarters and data center properties in Washington, D.C. and put into place new mortgage liens on those properties in favor of the Owner participant.

The Company will have full operational control over the transponders for the lease term, absent default. The Company is subject to an obligation to sell the XM-4 Bus, the remaining component of the XM-4 satellite, to the lessor for a nominal sum in the event that the Company does not repurchase the transponders at the end of the term.

The Company has an early buyout option in year five and a buy-out right at the end of the lease term, each at prices representing the fair market value based on an appraisal performed by satellite consulting and lease appraisal firms. The Company has other rights to purchase the transponders or the equity interest in the lessor, all at prices at or above the appraised fair market value. The Company also has rights to cause the lessor to effect a refinancing of the notes, and any interest savings from the refinancing would result in reduced lease payments.

The Company can be required to repurchase the transponders upon the occurrence of specified events, including an event of loss of the satellite (subject to the right to substitute another satellite meeting equivalent or better value and functionality tests), changes in law that impose a material regulatory burden on the Owner participant, changes of control and events resulting in the absence of another holder (other than the Company and its affiliates) of FCC satellite radio licenses in the frequency bands that can be served by the XM-4 satellite. The Company has agreed to provide indemnities in the event that certain actions by the Company cause the Owner participant to lose or not be able to take certain tax positions relating to the transaction.

(7) Financing Transactions

Satellite Sale-leaseback

On February 13, 2007, the Company entered into a sale-leaseback transaction with respect to the transponders on the XM-4 satellite. The Company received net proceeds of approximately $289 million from the transaction, of which $44 million (inclusive of interest) was used to retire outstanding mortgages on real property and the remainder of which provides additional liquidity available for working capital and general corporate purposes.

De-leveraging Transactions

In January 2006, the Company exchanged $42.4 million aggregate carrying value, or $52.3 million aggregate fully accreted face value at maturity, of its 10% Senior Secured Discount Convertible Notes due 2009 by issuing approximately 17.1 million shares of Class A common stock. As a result of the exchange, the Company recorded a de-leveraging charge consisting of a redemption premium of $18.4 million. In addition, the Company wrote-off an unamortized beneficial conversion feature of $9.9 million to interest expense and unamortized debt issuance costs of $1.4 million to Additional paid-in capital.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(8) Equity

Preferred Stock

The Company has authorized 60,000,000 shares of preferred stock, par value $0.01, of which 15,000,000 shares were designated non-voting Series A convertible preferred stock, 3,000,000 shares were designated non-voting 8.25% Series B convertible redeemable preferred stock, and 250,000 shares were designated 8.25% Series C convertible redeemable preferred stock, all of which are convertible into Class A common stock at the option of the holder. Additionally, 250,000 shares were designated as non-voting Series D participating preferred stock in connection with the adoption of the Shareholders’ Rights Plan and are junior to all other classes of preferred stock. The Series A preferred stock receives dividends, if declared, ratably with the common stock. The Series C convertible redeemable preferred stock contained voting and certain consent rights.

There were 5,393,252 shares of Series A convertible preferred stock issued and outstanding with a liquidation preference of $51.4 million as of March 31, 2007 and December 31, 2006, respectively. During 2006, the Company repurchased the Series B convertible redeemable preferred stock and converted the Series C convertible redeemable preferred stock. There were no shares issued and outstanding of the Series B convertible redeemable preferred stock, Series C convertible redeemable preferred stock or Series D preferred stock as of March 31, 2007 and December 31, 2006, respectively.

Common Stock

The Company has authorized 600,000,000 shares of Class A common stock, par value of $0.01, of which 306,082,407 and 305,781,515 shares were issued and outstanding as of March 31, 2007 and December 31, 2006, respectively. The Company has authorized 15,000,000 shares of Class C common stock, par value of $0.01, of which no shares were issued and outstanding as of March 31, 2007 and December 31, 2006.

(9) Stock-Based Compensation

The Company has three stock-based compensation plans. It is the practice of the Company to satisfy awards and options granted under these plans through the issuance of new shares. During the three months ended March 31, 2007 and 2006, the Company recognized compensation expense of $14.1 million and $12.1 million, respectively. In each of the periods described above, compensation expense was recorded in the unaudited Condensed Consolidated Statements of Operations related to these plans. For a summarized schedule of the distribution of stock-based compensation expense, see the appended footnote to the unaudited Condensed Consolidated Statements of Operations on page 4 of this Form 10-Q. The Company did not capitalize any stock-based compensation cost during the three months ended March 31, 2007 and 2006, respectively. The Company did not realize any income tax benefits from stock-based payment plans during the three months ended March 31, 2007 and 2006, respectively, as a result of a full valuation allowance that is maintained for substantially all net deferred tax assets.

1998 Shares Award Plan and XM Talent Option Plan

On June 1, 1998, the Company adopted the 1998 Shares Award Plan (“1998 Plan”) under which, as amended, employees, consultants and non-employee directors may be granted stock options and restricted stock for up to 25,000,000 shares of the Company’s Class A common stock. Stock option awards and restricted stock awards under the 1998 Plan generally vest ratably over three years based on continuous service. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and expire no later than ten years from the date of grant. At March 31, 2007, there were 154,379 shares available under the 1998 Plan for future grant.

In May 2000, the Company adopted the XM Talent Option Plan (“Talent Plan”) under which non-employee programming consultants to the Company may be granted stock options for up to 500,000 shares of the Company’s Class A common stock, which shares are reserved under the Talent Plan. Stock option awards under the Talent Plan generally vest ratably over three years based on continuous service. These stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and expire no later than ten years from the date of grant. At March 31, 2007, there were 340,000 options available under the Talent Plan for future grant.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Options — The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three months ended March 31,
	2007	2006
Expected dividend yield	0%	0%
Expected volatility (1)	46%	42%
Risk-free interest rate (2)	4.54%	4.78%
Expected term (3)	6 Years	6 Years

(1)	Expected volatilities are based on implied volatilities from publicly traded options on the Company’s stock.
(2)	The risk-free rate for periods within the contractual term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	The expected term for 2006 and 2007 is calculated as the average between the vesting term and the contractual term, weighted by tranche, pursuant to SAB 107.

A summary of the status of the Company’s aggregate stock option awards under the 1998 Plan and the Talent Plan as of March 31, 2007, and activity during the three months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2007	15,843,884	$17.82
Granted	162,200	$13.81
Exercised	(261,341)	$5.84
Forfeited, cancelled or expired	(101,681)	$26.28

Outstanding, March 31, 2007	15,643,062	$17.92	6.46	$26,527
Vested and expected to vest, March 31, 2007	15,369,878	$17.93	6.46	$26,064
Exercisable, March 31, 2007	12,329,945	$17.11	5.89	$26,027

The per share weighted-average fair value of stock option awards granted during the three months ended March 31, 2007 and 2006 was $6.99 and $12.70, respectively, on the date of grant. The total intrinsic value on the date of exercise of stock option awards exercised during the three months ended March 31, 2007 and 2006 was $2.2 million and $3.9 million, respectively. As of March 31, 2007, there was $27.3 million of total unrecognized compensation cost related to stock option awards granted under the 1998 Plan and Talent Plan. The weighted-average period over which the compensation expense for these awards is expected to be recognized is 1.64 years as of March 31, 2007.

Restricted Stock — A summary of the status of the Company’s restricted stock as of March 31, 2007, and activity during the three months then ended is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested, January 1, 2007	3,390,359	$19.27
Granted	66,250	$14.64
Vested	(10,001)	$28.75
Forfeited	(5,000)	$15.89

Nonvested, March 31, 2007	3,441,608	$19.16

The fair value of each restricted stock award is the market value, as determined by the last sale price of the Company’s Class A common stock on The NASDAQ National Market, of the stock as if it were vested and issued on the grant date. As of March 31, 2007 and December 31, 2006, there were $43.5 million and $49.3 million, respectively, of total unrecognized compensation cost related to restricted stock granted under the 1998 Plan. The weighted-average period over which the compensation expense for these awards is expected to be recognized is 2.12 years as of March 31, 2007.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Under the provisions of SFAS 123R, the Company’s ESPP is considered a compensatory plan due to the greater than 5% discount and the “look-back option.” Effective January 1, 2006, the Company began recognizing compensation cost related to the ESPP. Compensation expense recognized pursuant to the ESPP is not material to the unaudited Condensed Consolidated Statements of Operations. As of March 31, 2007 and 2006, the Company had issued a cumulative total of 744,453 and 637,759 shares, respectively, under this plan. The weighted-average grant date fair value for shares issued during the three months ended March 31, 2007 and 2006 was $10.98 and $18.93, respectively, per share. The remaining shares available for issuance under the ESPP at March 31, 2007 were 255,547. Effective April 1, 2007, the Company suspended the ESPP pursuant to the terms of the February 19, 2007 merger agreement with Sirius Satellite Radio Inc.

(10) Related Party Transactions

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

The Company is a party to a long-term distribution agreement with General Motors (“GM”) that provides for the installation of XM radios in General Motors vehicles, as further described in Note 12. The Company has an agreement with GM to make available use of the Company’s bandwidth. The Company has arrangements with American Honda relating to the promotion of the XM Service to new car buyers, the use of bandwidth on the XM System and the development of telematics services and technologies. As of March 31, 2007, the Company is engaged in activities with GM and Honda to jointly promote new car buyers to subscribe to the XM service. Subscriber revenues received from GM and Honda for these programs are recorded as related party revenue. GM is one of the Company’s shareholders and Chester A. Huber, Jr., the President of OnStar Corporation, a subsidiary of General Motors, is a member of the Company’s board of directors. John W. Mendel, a member of the Company’s board of directors, is Senior Vice President, automobile operations of American Honda Motor Co., Inc.

The Company had the following related party balances at March 31, 2007 and December 31, 2006 (in thousands):

	Due from		Prepaid expense		Due to
	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006
GM	$6,792	$8,149	$226,409	$227,658	$48,056	$44,975
Honda	1,880	5,842	—	—	749	1,484

Total	$8,672	$13,991	$226,409	$227,658	$48,805	$46,459

The Company earned the following total revenue, primarily consisting of subscriptions, in connection with sales to related parties described above (in thousands):

	Three months ended March 31,
	2007	2006
GM	$6,365	$6,118
Honda	4,367	3,617

Total	$10,732	$9,735

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company has relied upon certain related parties for technical, marketing and other services. The Company has incurred the following costs in transactions with the related parties described above (in thousands):

	Three months ended March 31, 2007		Three months ended March 31, 2006
	GM	Honda	GM	Honda
Research & development	$—	$—	$—	$950
Customer care & billing operations	52	—	89	—
Revenue share & royalties	23,730	—	17,799	—
Marketing	37,483	477	39,013	336

Total	$61,265	$477	$56,901	$1,286

GM — In 1999, the Company established a distribution agreement with GM (see Note 12). Under the terms of the agreement, GM distributes the XM Radio Service in various models of its vehicles. This agreement was amended in June 2002 and January 2003 and continues to be clarified as XM’s business operations and working relationship with GM continues to evolve.

Honda — The Company has arrangements with Honda relating to the promotion of the XM service to new buyers, the use of bandwidth on the XM system and the development of telematics services and technologies.

In addition to the aforementioned related parties, the Company has transactions with an equity method investee, XM Canada, which are more fully discussed in Note 4.

(11) Supplemental Cash Flows Disclosures

The Company paid $9.1 million and $3.8 million for interest, net of amounts capitalized to System under construction of $2.2 million and $5.3 million, during the three months ended March 31, 2007 and 2006, respectively. Additionally, the Company incurred the following non-cash financing and investing activities (in thousands):

	Three months ended March 31,
	2007	2006
Accrued system construction costs	$—	$16,340
Conversion of 10% senior secured discount convertible notes due 2009 to Class A common stock	—	52,268
Write-off of deferred financing costs to equity in connection with the conversion of 10% Senior secured discount convertible notes due 2009	—	1,440
Property acquired through capital leases	4,387	1,078

(12) Commitments and Contingencies

Satellite System

Satellite Deployment Plan — The Company currently operates four satellites in-orbit. It launched its first two satellites, XM-1 and XM-2 in the first half of 2001 prior to the commencement of commercial operations. These satellites suffer from a progressive solar array power degradation issue that is common to the first six Boeing 702 class satellites in orbit — XM-2 and XM-1 were the fifth and sixth Boeing 702s launched. In February 2005, the Company launched XM-3. XM-3 was placed into one of the Company’s orbital slots and beginning in April 2005 is being used to transmit the XM service. During the second quarter of 2005, the Company collocated XM-1 with XM-2 in the other orbital slot. The Company successfully launched its fourth satellite (“XM-4”) into geosynchronous transfer orbit on October 30, 2006, which was handed over to the Company in December 2006 and is being used to transmit the XM service. XM-1 and XM-2 now function as in-orbit spares. During the second quarter of 2005, XM entered into a contract to construct a fifth satellite, (“XM-5”), expected to be completed by late 2007 or early 2008 for use as a ground spare or to be available for launch as needed.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Satellite Contracts and Other Costs: XM-1, XM-2, XM-3, XM-4 and XM-5 — As of March 31, 2007, the Company has paid approximately $961.6 million, including manufacturing and launch costs, financing charges, in-orbit performance incentives and additional costs for collocation, under the satellite contracts related to XM-1, XM-2, XM-3, XM-4 and XM-5. The Company originally entered into its satellite contract with Boeing Satellite Systems International, Inc. (“BSS”) in March 1998, and has subsequently amended the contract, including most recently in July 2006. Under the satellite contract, BSS has delivered four satellites in-orbit, XM-1, XM-2, XM-3 and XM-4, supplied ground equipment and software used in the XM Radio system and provided certain launch and operations support services. As of March 31, 2007, XM had paid fully its contractual obligations to BSS, except for XM-3 and XM-4 performance incentive payments which are earned over the lifetime of the satellites. In August 2003, XM contracted with Sea Launch Company, LLC (“Sea Launch”) for the associated launch services for the XM-4 satellite, and in September 2006, the Company exercised an option in the Sea Launch contract for launch services for XM-5. In June 2005, the Company awarded a contract to Space Systems/Loral (“SS/L”) for the design and construction of its fifth satellite, XM-5. Construction of XM-5 is expected to be completed by late 2007 or early 2008.

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

XM-4 — In October 2006, the Company launched its XM-4 satellite. BSS has the right to earn performance incentive payments of up to $12 million, plus interest, over the first twelve years of in-orbit life, up to $7.5 million for high performance (above baseline specifications) during the first fifteen years of in-orbit life, and up to $10 million for continued high performance across the five year period beyond the fifteen year design life. The Company has launch plus one year of in-orbit insurance for XM-4 and five years of in-orbit insurance for a portion of XM-4. These policies run concurrently. In February 2007, the Company entered into a sale-leaseback transaction of the transponders on the XM-4 satellite.

XM-5 — During the second quarter of 2005, XM entered into a contract with SS/L to construct a spare satellite. Upon the award of the contract, SS/L began construction of the XM-5 satellite. Approximately two years before, on July 15, 2003, SS/L, its parent, Loral Space & Communications Ltd. and certain other affiliated entities (collectively, the “Debtors”) commenced voluntary Chapter 11 bankruptcy cases under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”), which cases are being jointly administered under lead case number 03-41710. Pursuant to an order entered on July 20, 2005, the Court approved the Company’s contract with SS/L. On August 1, 2005, the Court entered an order confirming the Debtors’ Fourth Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (the “Reorganization Plan”). The Reorganization Plan became effective on November 21, 2005. Pursuant to the terms of the Company’s contract with SS/L, the Company is required to make construction payments on XM-5 into an escrow account until the occurrence of an “Emergence Date” as defined in the contract. Although the contractually-defined “Emergence Date” has not occurred, XM has authorized the escrow agent to release certain escrowed funds to SS/L to cover SS/L’s costs incurred as is reasonably necessary for SS/L to continue performing work under the contract. As of March 31, 2007, with respect to XM-5, the Company has paid $119.1 million and accrued costs of $2.1 million, excluding financing charges.

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

In April 2006, the Company amended the distribution agreement pursuant to which the Company made a prepayment in May 2006 in the amount of $237 million to GM to retire at a discount approximately $320 million of the remaining fixed payment obligations that would have come due in 2007, 2008, and 2009. The April 2006 amendments eliminated the Company’s ability to make up to $35 million of subscriber acquisition payments in shares of the Company’s Class A common stock. In addition, the Company’s credit facility with GM was increased from $100 million to $150 million. The facility will

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

terminate, and all draws will become due, upon the earlier of December 31, 2009 and six months after the Company achieves investment grade status. The amendments also provide that the security arrangements on the GM facility will be unsecured until the first draw under the bank credit facility and then secured on a second priority basis behind the secured indebtedness permitted to be incurred under the bank credit facility. As of March 31, 2007, the Company has $26.0 million of current prepaid expense to related party and $143.1 million of non-current prepaid expense to related party in connection with the guaranteed fixed payments, as the result of a prepayment of $237 million to GM in May 2006.

In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to the Company’s service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than eight million GM vehicles with installed XM radios (at which point the percentage remains constant). Accordingly, the revenue share expense is recognized as the related subscription revenue is earned. As of March 31, 2007, the Company has $45.0 million of current prepaid expense to related party and $12.3 million of non-current prepaid expense to related party in connection with this revenue sharing arrangement. As part of the agreement, GM provides certain call-center related services directly to XM subscribers who are also GM customers for which the Company must reimburse GM. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a common receiver platform or capable of receiving Sirius Satellite Radio’s service. The agreement was subject to renegotiation in November 2005, and will be subject to renegotiation at two-year intervals thereafter, if GM did or does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service. The specified installation level of 1,240,000 units by November 2005 was achieved in 2004. The specified installation levels in future years are the lesser of 600,000 units per year or amounts proportionate to targets in the satellite digital radio service industry. There can be no assurances as to the outcome of any such renegotiations. GM’s exclusivity obligations will discontinue if, by November 2007 and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum share levels in the satellite digital radio service industry. The Company was significantly exceeding the minimum levels at March 31, 2007. For the three months ended March 31, 2007 and 2006, the Company incurred total costs of $61.3 million and $56.9 million, respectively, under the distribution agreement.

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

Litigation and Arbitration

Securities class action — A consolidated action was filed in the United States District Court for the District of Columbia on behalf of a purported nationwide class of purchasers of the Company’s common stock between July 28, 2005 and February 16, 2006 against the Company and its chief executive officer. The complaint, as amended in September 2006, sought an unspecified amount of damages and claimed violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, alleging various statements made during the putative class period by the Company and its management failed to project accurately or disclose in a timely manner the amount of higher costs to obtain subscribers during the fourth quarter of 2005. On March 28, 2007, the Company’s motion to dismiss the action was granted and the case dismissed with prejudice. The court concluded that “plaintiffs have failed to identify any materially misleading statements or omissions that are actionable under Section 10(b)” of the Securities Exchange Act of 1934.

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

The Company believes these allegations are without merit and that these products comply with applicable copyright law, including the Audio Home Recording Act, and intends to vigorously defend the matter. Music publishing companies have filed a lawsuit with similar allegations. There can be no assurance regarding the ultimate outcome of these matters, or the significance, if any, to the Company’s business, consolidated results of operations or financial position.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Matthew Enderlin v. XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. — Plaintiff filed this action in the United States District Court for the Eastern District of Arkansas on January 10, 2006 on behalf of a purported nationwide class of all XM subscribers. The complaint alleges that the Company engaged in a deceptive trade practice under Arkansas and other state laws by representing that its music channels are commercial-free. The Company has filed an answer to the complaint, and instituted arbitration with the American Arbitration Association pursuant to the compulsory arbitration clause in its customer service agreement. The arbitration has been stayed pending judicial determination of Enderlin’s objections to the arbitration. The United States Court of Appeals for the Eighth Circuit held on April 17, 2007 that those objections are to be decided by the trial court, not the arbitrator. The Company believes the suit is without merit and intends to vigorously defend the matter. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to the Company’s business, consolidated results of operations or financial position.

Copyright Royalty Board Arbitration — The Company is participating in a Copyright Royalty Board (CRB) proceeding in order to set the royalty rate payable by the Company under the statutory license covering its performance of sound recordings over the XM system for the six year period starting in January 2007. The Company and Sirius have recently filed their direct cases with the CRB proposing a rate of 0.88% of each of their adjusted gross revenues for this statutory license. SoundExchange, a collective operated on behalf of owners of copyrighted recordings, such as the major record labels, has filed a direct case proposing a rate increasing from 10% of adjusted gross revenues for the first year of the license increasing each year to over 23% during the final year of the license term; their requested guaranteed minimums could result in a rate in excess of the foregoing percentages. The Company is also participating in a concurrent proceeding to set the royalty rate payable by the Company under the statutory license covering its performance of sound recordings over XM channels transmitted over the DIRECTV satellite television system. The Company anticipates that hearings in these matters will take place during 2007, and that the CRB will render its decision by the end of 2007. There can be no assurance regarding the ultimate outcome of these matters, or their significance to the Company’s business, consolidated results of operations or financial position.

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

The Company has implemented a series of design and installation modifications, and the Company has obtained new certifications for numerous models of modified XM radios using its new SureConnect technology. In addition, the Company has implemented a regulatory compliance plan, including the appointment of an FCC regulatory compliance officer, to monitor FCC regulatory compliance, specifically with reference to the design, verification/certification, and production of XM radio receivers.

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

FCC Repeater Network Matter — In October 2006, the Company filed for both a 30-day Special Temporary Authority (“STA”) and a 180-day STA with respect to its terrestrial repeater network, seeking authority to continue to operate its entire repeater network despite the fact that the technical characteristics of certain repeaters, as built, differ from the technical characteristics in the original STAs granted for its repeater network. These differences include some repeaters not being built in the exact locations, or with the same antenna heights, power levels, or antenna characteristics than set forth in the earlier STAs. Prior to making these recent filings, the Company reduced the power or discontinued operation of certain repeaters. As a result, the Company believes that service quality in portions of the affected metro areas has been somewhat reduced, including in terms of more frequent interruptions and/or occasional outages to the service. There has been no impact on the satellite signal. The Company continues to hold meetings with the staff of the FCC regarding these matters. In February 2007, the Company received a letter of inquiry from the FCC relating to these matters, to which the Company has responded. This proceeding may result in the imposition of financial penalties against the Company or adverse changes to the Company’s repeater network resulting from having repeaters turned off or otherwise modified in a manner that would reduce service quality in the affected areas. There can be no assurance regarding the ultimate outcome of this matter, or its significance to the Company’s business, consolidated results of operations or financial position.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

These recent STA requests are distinct from (and if granted would modify) the STAs originally granted by the FCC relating to the Company’s commencing and continuing operation of the repeater network. As the Company has been disclosing, the FCC has not yet issued final rules permitting the Company (or Sirius) to deploy terrestrial repeaters, and the Company has been deploying and operating its repeater network based on those early STAs and requests the Company has filed previously to extend the time periods of those STAs, which have expired. The Company (and Sirius) and others have been requesting that the FCC establish final rules for repeater deployment.

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

Securities and Exchange Commission (“SEC”)

SEC Inquiry — As previously disclosed, the Staff of the Securities and Exchange Commission (“SEC”) has requested that the Company voluntarily provide documents to the Staff, including information relating to its subscriber targets, costs associated with attempting to reach those targets during the third and fourth quarters of 2005, the departure of Mr. Roberts from its board of directors, its historic practices regarding stock options and certain other matters. In this connection, the Company retained outside counsel, who engaged an independent accounting advisor, to conduct a review of its stock option practices. The inquiry did not reveal the existence of material errors in any prior financial statements.

The Company has been submitting documents to the SEC in response to their requests and is cooperating fully with this inquiry. There can be no assurance regarding the ultimate outcome of these SEC matters, or the significance, if any, to the Company’s business, consolidated results of operations or financial position.

Leases

In February 2007, the Company entered into a sale-leaseback transaction of the transponders on the XM-4 satellite. For a further discussion, see Note 6, under the heading, “Capital Lease – XM-4 Satellite”.

The Company has noncancelable operating leases for terrestrial repeater sites, office space, and software, and noncancelable capital leases for equipment that expire over the next fifteen years. Additionally, the Company owns several buildings and leases a portion of the space to other entities.

(13) Condensed Consolidating Financial Information

The Company has certain series of debt securities outstanding that are guaranteed by Holdings and two of the Company’s subsidiaries, XM Equipment Leasing LLC, which owns certain terrestrial repeaters, and XM Radio Inc. These guarantees are full and unconditional and joint and several. Inc. is owned 100% by Holdings, while XM Equipment Leasing LLC and XM Radio Inc. are owned 100% by Inc. Satellite Leasing (702-4) LLT is a separate legal entity subject to consolidation by the Company, pursuant to FIN 46(R). Accordingly, the Company provides the following condensed consolidating financial information.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF MARCH 31, 2007

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$127,630	$—	$—	$—	$(56)	$127,574	$191,022	$—	$795	$—	$319,391
Accounts receivable, net	54,914	—	—	—	—	54,914	—	—	—	—	54,914
Due from subsidiaries/affiliates	3,794	305,389	34,271	639,478	(982,889)	43	11,072	—	32,421	(43,536)	—
Due from related parties	8,672	—	—	—	—	8,672	—	—	—	—	8,672
Related party prepaid expenses	71,021	—	—	—	—	71,021	—	—	—	—	71,021
Prepaid programming content	71,835	—	—	—	—	71,835	—	—	—	—	71,835
Prepaid and other current assets	41,944	—	—	—	—	41,944	1,241	30,726	758	(31,851)	42,818

Total current assets	379,810	305,389	34,271	639,478	(982,945)	376,003	203,335	30,726	33,974	(75,387)	568,651
Restricted investments	386	—	—	—	—	386	—	—	10	—	396
System under construction	—	—	—	—	—	—	138,760	—	—	—	138,760
Property and equipment, net	708,696	—	23,799	—	—	732,495	51,058	—	40,077	(8,947)	814,683
Investment in subsidiary/affiliates	1,083,853	—	—	—	(1,083,853)	—	(373,151)	—	—	373,151	—
DARS license	—	141,387	—	—	—	141,387	—	—	—	—	141,387
Intangibles, net	4,329	—	—	—	—	4,329	—	—	—	—	4,329
Deferred financing fees, net	34,749	—	—	—	—	34,749	5,524	—	—	—	40,273
Related party prepaid expenses	155,388	—	—	—	—	155,388	—	—	—	—	155,388
Investments	—	—	—	—	—	—	75,015	—	—	—	75,015
Prepaid and other assets	2,350	—	—	—	—	2,350	—	506,695	1,932	(506,695)	4,282

Total assets	$2,369,561	$446,776	$58,070	$639,478	$(2,066,798)	$1,447,087	$100,541	$537,421	$75,993	$(217,878)	$1,943,164

Current liabilities:
Accounts payable	$44,128	$—	$(25)	$—	$(56)	$44,047	$184	$1,152	$1	$(1,152)	$44,232
Accrued expenses	131,172	—	107	—	—	131,279	73	—	553	(441)	131,464
Accrued satellite liability	—	—	—	—	—	—	2,145	—	—	—	2,145
Accrued interest	33,205	—	—	—	—	33,205	2,333	3,026	204	(4,064)	34,704
Current portion of long-term debt	43,582	—	—	—	—	43,582	—	—	—	(29,217)	14,365
Due to related parties	48,805	—	—	—	—	48,805	—	—	—	—	48,805
Due to subsidiary/affiliates	955,430	245	2,360	25,227	(982,868)	394	—	—	7,111	(7,505)	—
Subscriber deferred revenue	358,974	—	—	—	—	358,974	—	—	—	—	358,974
Deferred income	—	—	—	—	—	—	13,338	30,726	—	(34,149)	9,915

Total current liabilities	1,615,296	245	2,442	25,227	(982,924)	660,286	18,073	34,904	7,869	(76,528)	644,604
Long-term debt, net of current portion	1,081,872	—	—	—	—	1,081,872	400,000	230,800	—	(233,736)	1,478,936
Subscriber deferred revenue, net of current portion	94,697	—	—	—	—	94,697	—	—	—	—	94,697
Deferred income, net of current portion	2,837	—	—	—	—	2,837	153,181	213,473	—	(240,417)	129,074
Other non-current liabilities	13,497	32,536	—	—	—	46,033	33,660	—	(1,315)	(37,549)	40,829

Total liabilities	2,808,199	32,781	2,442	25,227	(982,924)	1,885,725	604,914	479,177	6,554	(588,230)	2,388,140

Commitments and contingencies
Minority interest	—	—	—	—	—	—	—	—	—	59,397	59,397
Stockholders’ equity (deficit):
Capital stock	—	—	—	—	—	—	3,115	—	—	—	3,115
Accumulated other comprehensive income	—	—	—	—	—	—	3,545	—	—	—	3,545
Additional paid-in-capital	3,126,120	146,271	60,759	286,765	(493,795)	3,126,120	3,109,881	56,547	46,972	(3,229,639)	3,109,881
Retained earnings (deficit)	(3,564,758)	267,724	(5,131)	327,486	(590,079)	(3,564,758)	(3,620,914)	1,697	22,467	3,540,594	(3,620,914)

Total stockholders’ equity (deficit)	(438,638)	413,995	55,628	614,251	(1,083,874)	(438,638)	(504,373)	58,244	69,439	310,955	(504,373)

Total liabilities and stockholders’ equity (deficit)	$2,369,561	$446,776	$58,070	$639,478	$(2,066,798)	$1,447,087	$100,541	$537,421	$75,993	$(217,878)	$1,943,164

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2006

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$92,445	$—	$32	$—	$—	$92,477	$125,593	$—	$146	$—	$218,216
Accounts receivable, net	62,293	—	—	—	—	62,293	—	—	—	—	62,293
Due from subsidiaries/affiliates	3,645	267,724	31,251	624,991	(927,582)	29	—	—	29,235	(29,264)	—
Due from related parties	13,991	—	—	—	—	13,991	—	—	—	—	13,991
Related party prepaid expenses	66,946	—	—	—	—	66,946	—	—	—	—	66,946
Prepaid programming content	28,172	—	—	—	—	28,172	—	—	—	—	28,172
Prepaid and other current assets	42,288	—	—	—	—	42,288	1,280	—	597	(1,125)	43,040

Total current assets	309,780	267,724	31,283	624,991	(927,582)	306,196	126,873	—	29,978	(30,389)	432,658
Restricted investments	386	—	—	—	—	386	—	—	1,712	—	2,098
System under construction	—	—	—	—	—	—	126,049	—	—	—	126,049
Property and equipment, net	475,521	—	26,895	—	—	502,416	311,767	—	40,578	(5,099)	849,662
Investment in subsidiary/affiliates	1,032,642	—	—	—	(1,032,642)	—	(379,419)	—	—	379,419	—
DARS license	—	141,387	—	—	—	141,387	—	—	—	—	141,387
Intangibles, net	4,640	—	—	—	—	4,640	—	—	—	—	4,640
Deferred financing fees, net	32,185	—	—	—	—	32,185	6,025	—	391	—	38,601
Related party prepaid expenses	160,712	—	—	—	—	160,712	—	—	—	—	160,712
Investments	—	—	—	—	—	—	80,592	—	—	—	80,592
Prepaid and other assets	2,315	—	—	—	—	2,315	—	—	1,904	—	4,219

Total assets	$2,018,181	$409,111	$58,178	$624,991	$(1,960,224)	$1,150,237	$271,887	$—	$74,563	$343,931	$1,840,618

Current liabilities:
Accounts payable	$51,634	$—	$—	$—	$—	$51,634	$210	$—	$—	$—	$51,844
Accrued expenses	146,902	—	127	—	—	147,029	713	—	290	(441)	147,591
Accrued satellite liability	—	—	—	—	—	—	64,875	—	—	—	64,875
Accrued interest	15,277	—	—	—	—	15,277	3,001	—	204	—	18,482
Current portion of long-term debt	13,883	—	—	—	—	13,883	—	—	562	—	14,445
Due to related parties	46,459	—	—	—	—	46,459	—	—	—	—	46,459
Due to subsidiary/affiliates	900,055	245	2,226	25,062	(927,562)	26	29,235	—	112	(29,373)	—
Subscriber deferred revenue	340,711	—	—	—	—	340,711	—	—	—	—	340,711
Deferred income	—	—	—	—	—	—	9,915	—	—	—	9,915

Total current liabilities	1,514,921	245	2,353	25,062	(927,562)	615,019	107,949	—	1,168	(29,814)	694,322
Long-term debt, net of current portion	847,864	—	—	—	—	847,864	400,000	—	38,315	—	1,286,179
Subscriber deferred revenue, net of current portion	86,482	—	—	—	—	86,482	—	—	—	—	86,482
Deferred income, net of current portion	2,045	—	—	—	—	2,045	128,735	—	—	—	130,780
Other non-current liabilities	14,043	31,958	—	—	—	46,001	33,083	—	(1,316)	(37,033)	40,735

Total liabilities	2,465,355	32,203	2,353	25,062	(927,562)	1,597,411	669,767	—	38,167	(66,847)	2,238,498

Commitments and contingencies
Stockholders’ equity (deficit):
Capital stock	—	—	—	—	—	—	3,112	—	—	—	3,112
Accumulated other comprehensive income	—	—	—	—	—	—	3,590	—	—	—	3,590
Additional paid-in-capital	3,002,594	146,271	60,759	286,765	(493,795)	3,002,594	3,093,894	—	10,830	(3,013,424)	3,093,894
Retained earnings (deficit)	(3,449,768)	230,637	(4,934)	313,164	(538,867)	(3,449,768)	(3,498,476)	—	25,566	3,424,202	(3,498,476)

Total stockholders’ equity (deficit)	(447,174)	376,908	55,825	599,929	(1,032,662)	(447,174)	(397,880)	—	36,396	410,778	(397,880)

Total liabilities and stockholders’ equity (deficit)	$2,018,181	$409,111	$58,178	$624,991	$(1,960,224)	$1,150,237	$271,887	$—	$74,563	$343,931	$1,840,618

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$261,614	$37,665	$2,741	$—	$(40,405)	$261,615	$2,498	$4,723	$2,522	$(7,246)	$264,112
Cost of revenue	172,608	—	7	—	114	172,729	—	—	268	(1,887)	171,110
Research & development	7,310	—	—	—	—	7,310	—	—	—	—	7,310
General & administrative	32,807	—	—	—	—	32,807	136	—	1,367	(125)	34,185
Marketing	92,671	—	—	—	—	92,671	—	—	—	—	92,671
Depreciation & amortization	41,652	—	3,096	—	—	44,748	2,604	—	502	(972)	46,882

Total operating expenses	347,048	—	3,103	—	114	350,265	2,740	—	2,137	(2,984)	352,158

Operating income (loss)	(85,434)	37,665	(362)	—	(40,519)	(88,650)	(242)	4,723	385	(4,262)	(88,046)
Other income (expense):
Interest income	1,518	—	165	14,487	(14,652)	1,518	2,026	—	—	—	3,544
Interest expense	(41,762)	—	—	(165)	14,652	(27,275)	(855)	(3,026)	(517)	4,064	(27,609)
Loss from de-leveraging transactions	—	—	—	—	—	—	—	—	(2,965)	—	(2,965)
Equity in net loss of affiliate	—	—	—	—	—	—	(5,425)	—	—	—	(5,425)
Minority interest	—	—	—	—	—	—	—	—	—	(1,697)	(1,697)
Other income (expense)	10,688	—	—	—	(10,693)	(5)	(117,258)	—	—	117,707	444

Net income (loss) before income taxes	(114,990)	37,665	(197)	14,322	(51,212)	(114,412)	(121,754)	1,697	(3,097)	115,812	(121,754)

Benefit from (provision for) deferred income taxes	—	(578)	—	—	—	(578)	(684)	—	—	578	(684)

Net income (loss)	$(114,990)	$37,087	$(197)	$14,322	$(51,212)	$(114,990)	$(122,438)	$1,697	$(3,097)	$116,390	$(122,438)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$205,619	$29,559	$2,730	$—	$(32,282)	$205,626	$2,340	$—	$2,542	$(2,542)	$207,966
Cost of revenue	135,184	—	8	—	126	135,318	—	—	106	(1,913)	133,511
Research & development	10,981	—	—	—	—	10,981	—	—	—	—	10,981
General & administrative	17,687	—	—	—	—	17,687	95	—	(28)	(124)	17,630
Marketing	106,758	—	—	—	—	106,758	—	—	—	—	106,758
Depreciation & amortization	35,142	—	3,272	—	—	38,414	966	—	502	—	39,882

Total operating expenses	305,752	—	3,280	—	126	309,158	1,061	—	580	(2,037)	308,762

Operating income (loss)	(100,133)	29,559	(550)	—	(32,408)	(103,532)	1,279	—	1,962	(505)	(100,796)

Other income (expense):
Interest income	301	—	223	14,487	(14,653)	358	6,062	—	153	—	6,573
Interest expense	(47,165)	—	—	(166)	14,653	(32,678)	(560)	—	2	—	(33,236)
Loss from de-leveraging transactions	(18,380)	—	—	—	—	(18,380)	—	—	—	—	(18,380)
Equity in net loss of affiliate	—	—	—	—	—	—	(8,884)	—	—	—	(8,884)
Other income (expense)	14,757	—	4,192	—	(14,759)	4,190	(148,564)	—	—	149,008	4,634

Net income (loss) before income taxes	(150,620)	29,559	3,865	14,321	(47,167)	(150,042)	(150,667)	—	2,117	148,503	(150,089)

Benefit from (provision for) deferred income taxes	—	(578)	—	—	—	(578)	1,446	—	—	—	868

Net income (loss)	$(150,620)	$28,981	$3,865	$14,321	$(47,167)	$(150,620)	$(149,221)	$—	$2,117	$148,503	$(149,221)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash (used in) provided by operating activities	$(45,409)	$—	$3,943	$—	$(56)	$(41,522)	$(42,399)	$—	$40,789	$—	$(43,132)
Cash flows from investing activities:
Purchase of property and equipment	(24,872)	—	—	—	—	(24,872)	—	(288,500)	—	288,500	(24,872)
Additions to system under construction	—	—	—	—	—	—	(73,132)	—	—	—	(73,132)
Proceeds from sale of assets	—	—	—	—	—	—	288,500	—	—	(288,500)	—
Net maturity (purchase) of restricted investments	—	—	—	—	—	—	—	—	1,702	—	1,702

Net cash (used in) provided by investing activities	(24,872)	—	—	—	—	(24,872)	215,368	(288,500)	1,702	—	(96,302)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	1,857	—	—	—	1,857
Capital contributions from Holdings	109,397	—	—	—	—	109,397	(109,397)	—	—	—	—
Capital contributions from outside investor to minority interest	—	—	—	—	—	—	—	57,700	—	(57,700)	—
Proceeds from issuance of debt by minority interest	—	—	—	—	—	—	—	230,800	—	(230,800)	—
Proceeds from sale-leaseback transaction	—	—	—	—	—	—	—	—	—	288,500	288,500
Retirement of mortgages on corporate facilities	—	—	—	—	—	—	—	—	(38,877)	—	(38,877)
Payment of premiums on de-leveraging transactions	—	—	—	—	—	—	—	—	(2,965)	—	(2,965)
Payments on other borrowings	—	—	(3,975)	—	—	(3,975)	—	—	—	—	(3,975)
Deferred financing costs	(3,931)	—	—	—	—	(3,931)	—	—	—	—	(3,931)

Net cash provided by (used in) financing activities	105,466	—	(3,975)	—	—	101,491	(107,540)	288,500	(41,842)	—	240,609

Net increase (decrease) in cash and cash equivalents	35,185	—	(32)	—	(56)	35,097	65,429	—	649	—	101,175
Cash and cash equivalents at beginning of period	92,445	—	32	—	—	92,477	125,593	—	146	—	218,216

Cash and cash equivalents at end of period	$127,630	$—	$—	$—	$(56)	$127,574	$191,022	$—	$795	$—	$319,391

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash (used in) provided by operating activities	$(160,751)	$—	$(6,855)	$—	$—	$(167,606)	$4,625	$—	$1,847	$—	$(161,134)
Cash flows from investing activities:
Purchase of property and equipment	(14,952)	—	—	—	—	(14,952)	—	—	—	—	(14,952)
Additions to system under construction	—	—	—	—	—	—	(22,225)	—	—	—	(22,225)
Proceeds from sale of assets	—	—	6,997	—	—	6,997	—	—	—	—	6,997
Net maturity (purchase) of restricted investments	—	—	—	—	—	—	—	—	20	—	20

Net cash (used in) provided by investing activities	(14,952)	—	6,997	—	—	(7,955)	(22,225)	—	20	—	(30,160)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	3,135	—	—	—	3,135
Capital contributions from Holdings	130,715	—	—	—		130,715	(130,715)	—	—	—	—
Payment of premiums on de-leveraging transactions	—	—	—	—	—	—	—	—	—	—	—
Payments on other borrowings	(1,829)	—	—	—		(1,829)	—	—	(183)	—	(2,012)
Deferred financing costs	—	—	—	—		—	—	—	—	—	—

Net cash provided by (used in) financing activities	128,886	—	—	—	—	128,886	(127,580)	—	(183)	—	1,123

Net increase (decrease) in cash and cash equivalents	(46,817)	—	142	—	—	(46,675)	(145,180)	—	1,684	—	(190,171)
Cash and cash equivalents at beginning of period	57,598	—	6	—	—	57,604	638,246	—	15,141	—	710,991

Cash and cash equivalents at end of period	$10,781	$—	$148	$—	$—	$10,929	$493,066	$—	$16,825	$—	$520,820

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our unaudited Condensed Consolidated Financial Statements and accompanying Notes in Item 1. to Part I of this Form 10-Q, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 1, 2007.

Proposed Merger

On February 19, 2007, XM and Sirius Satellite Radio Inc. (“Sirius”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which XM and Sirius will combine our businesses through a merger of XM and a newly formed, wholly owned subsidiary of Sirius (the “Merger”).

Each of XM and Sirius has made customary representations and warranties and covenants in the Merger Agreement. The completion of the Merger is subject to various closing conditions, including obtaining the approval of XM’s and Sirius’ stockholders and receiving certain regulatory and antitrust approvals (including from the Federal Communications Commission (“FCC”) and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended).

We filed a Notification and Report Form pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“the HSR Act”), with respect to the transactions contemplated by the Merger Agreement between XM and Sirius. On April 12, 2007, both we and Sirius received from the Department of Justice requests for additional information and documentary material relating to the merger, generally referred to as a “Second Request.” The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after we and Sirius have substantially complied with the Second Request.

On March 20, 2007, we and Sirius filed a Consolidated Application for Authority to Transfer Control with the FCC with respect to the Merger Agreement. We anticipate that the FCC will issue a public notice in the near future that sets a schedule to comment on the Merger. The public notice will trigger a comment period followed by a reply period.

Executive Summary

We are America’s leading satellite radio service company, providing music, news, talk, information, entertainment and sports programming for reception by vehicle, home and portable radios nationwide and over the Internet to over 8 million subscribers to date. Our basic monthly subscription fee is $12.95. We believe XM Radio appeals to consumers because of our innovative and diverse programming, nationwide coverage, many commercial-free music channels and digital sound quality.

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

Operational Highlights

We summarize our business growth and operational results through the metrics of subscriber growth, revenue growth, ARPU, SAC, CPGA and Adjusted operating loss (formerly referred to as Adjusted EBITDA).

•	Ending subscribers increased from 6,501,859 at the end of the first quarter of 2006 to 7,913,728 at the end of the first quarter of 2007.

•	Total revenue increased from $208.0 million in the first quarter of 2006 to $264.1 million in the first quarter of 2007, a 27% quarter over quarter increase.

•	Average monthly subscription revenue per subscriber (ARPU) increased from $10.07 in the first quarter of 2006 to $10.15 in the first quarter of 2007.

•

Subscriber Acquisition Costs (SAC) increased from $59 in the first quarter of 2006 to $65 in the first quarter of 2007, which included inventory charges that represented approximately $6 per gross connect.

•

Cost Per Gross Acquisition (CPGA) increased from $93 in the first quarter of 2006 to $103 in the first quarter of 2007, which included inventory charges that represented approximately $6 per gross connect.

•	Adjusted operating loss decreased from $48.9 million in the first quarter of 2006 to $27.0 million in the first quarter of 2007.

Other Highlights

•	Sale-leaseback – We entered into a sale-leaseback transaction of the transponders on the XM-4 satellite, which provided us with an additional net $245 million in liquidity.

•

Southeastern Conference – In March 2007, we entered into an agreement that gives us exclusive national satellite radio rights for the Southeastern Conference Championships and various other sports programming from certain Southeastern Conference universities.

We summarize our business growth and operational results through the metrics of subscriber data, revenue data, SAC, CPGA and Adjusted Operating Loss. Greater detail regarding these key metrics we use to monitor our business growth and our operational results are as follows:

	Three months ended March 31,
	2007	2006
Subscriber Data:
OEM and Rental Car Company Gross Subscriber Additions	537,175	490,890
Aftermarket and Data Gross Subscriber Additions	330,892	516,416

Total Gross Subscriber Additions (1)	868,067	1,007,306
OEM and Rental Car Company Net Subscriber Additions	224,830	265,280
Aftermarket and Data Net Subscriber Additions	60,346	303,622

Total Net Subscriber Additions (2)	285,176	568,902
Conversion Rate (3)	51.5%	54.3%
Churn Rate (4)	1.78%	1.64%
Aftermarket Subscribers	4,437,593	3,882,324
OEM Subscribers	2,853,028	2,012,050
Subscribers in OEM Promotional Periods	564,844	548,027
XM Activated Vehicles with Rental Car Companies	22,938	37,184
Data Services Subscribers	35,325	22,274

Total Ending Subscribers (5)	7,913,728	6,501,859
Percentage of Ending Subscribers on Annual and Multi-Year Plans (6)	44.0%	41.6%
Percentage of Ending Subscribers on Family Plans (6)	23.2%	19.9%
Revenue Data (monthly average):
Subscription Revenue per Aftermarket, OEM & Other Subscriber	$10.34	$10.35
Subscription Revenue per Subscriber in OEM Promotional Periods	$6.39	$6.11
Subscription Revenue per XM Activated Vehicle with Rental Car Companies	$7.51	$8.27
Subscription Revenue per Subscriber of Data Services	$33.72	$29.74
Average Monthly Subscription Revenue per Subscriber (“ARPU”) (7)	$10.15	$10.07
Net Ad Sales Revenue per Subscriber (8)	$0.32	$0.35
Activation, Equipment and Other Revenue per Subscriber	$0.87	$0.71

Total Revenue per Subscriber	$11.34	$11.13
Expense Data:
Subscriber Acquisition Costs (“SAC”) (9)	$65	$59
Cost Per Gross Addition (“CPGA”) (10)	$103	$93
Adjusted operating loss (in thousands) (11)	$(27,033)	$(48,853)

(1)	Gross Subscriber Additions are paying subscribers newly activated in the reporting period. OEM subscribers include both newly activated promotional and non-promotional subscribers.
(2)	Net Subscriber Additions represent the total net incremental paying subscribers added during the period (Gross Subscriber Additions less Disconnects).
(3)	Conversion Rate — See definition and further discussion under OEM Promotional Subscribers on page 37.
(4)	Churn Rate represents the percentage of self-paying Aftermarket, OEM & Other Subscribers who discontinued service during the period divided by the monthly weighted average ending subscribers. Churn Rate does not include OEM promotional period deactivations or deactivations resulting from the change-out of XM-enabled rental car activity.
(5)	Subscribers — See definition and further discussion under Subscribers on page 36.
(6)	XM receives a range of $9.99 — $11.87 per month for annual and multi-year plans and $6.99 per month for a family plan.
(7)	Subscription Revenue includes monthly subscription revenues for our satellite audio service and data services, net of any promotions or discounts.
(8)	Net Ad Sales Revenue includes sales of advertisements and program sponsorships on the XM system, net of agency commissions.
(9)	SAC — See definition and further discussion under Subscriber Acquisition Costs on page 40. The previously reported amount under the prior definition for the three months ended March 31, 2006 was $62.
(10)	CPGA — See definition and further discussion under Cost Per Gross Addition on page 41. The previously reported amount under the prior definition for the three months ended March 31, 2006 was $94.
(11)	Adjusted operating loss — See Reconciliation of Net Loss to Adjusted operating loss on page 42.

Results of Operations

	Three months ended March 31,		2007 - 2006
(in thousands, except percentages)	2007	2006	$	%
Revenue:
Subscription	$236,486	$188,102	$48,384	26%
Activation	4,654	3,579	1,075	30%
Merchandise	5,297	3,551	1,746	49%
Net ad sales	7,478	6,518	960	15%
Other	10,197	6,216	3,981	64%

Total revenue	264,112	207,966	56,146	27%

Variable costs of revenue (1):
Revenue share & royalties	47,426	34,276	13,150	38%
Customer care & billing operations	27,928	22,455	5,473	24%
Cost of merchandise	18,277	7,993	10,284	129%
Ad sales	3,385	3,356	29	1%

Total variable cost of revenue	97,016	68,080	28,936	43%
Non-variable costs of revenue (2):
Satellite & terrestrial	13,882	13,049	833	6%
Broadcast & operations:
Broadcast	6,544	5,852	692	12%
Operations	9,716	8,887	829	9%

Total broadcast & operations	16,260	14,739	1,521	10%
Programming & content	43,952	37,643	6,309	17%

Total non-variable cost of revenue	74,094	65,431	8,663	13%

Total cost of revenue	171,110	133,511	37,599	28%
Other operating expenses:
Research & development	7,310	10,981	(3,671)	-33%
General & administrative	34,185	17,630	16,555	94%
Retention & support	9,756	8,047	1,709	21%
Subsidies & distribution	43,602	55,473	(11,871)	-21%
Advertising & marketing	32,809	33,925	(1,116)	-3%
Amortization of GM liability	6,504	9,313	(2,809)	-30%
Depreciation & amortization	46,882	39,882	7,000	18%

Total other operating expenses	181,048	175,251	5,797	3%

Total operating expenses	352,158	308,762	43,396	14%

Operating loss	(88,046)	(100,796)	12,750	-13%
Other income (expense):
Interest income	3,544	6,573	(3,029)	-46%
Interest expense	(27,609)	(33,236)	5,627	-17%
Loss from de-leveraging transactions	(2,965)	(18,380)	15,415	-84%
Equity in net loss of affiliate	(5,425)	(8,884)	3,459	-39%
Minority interest	(1,697)	—	(1,697)	0%
Other income	444	4,634	(4,190)	-90%

Net loss before income taxes	(121,754)	(150,089)	28,335	-19%
(Provision for) benefit from deferred income taxes	(684)	868	(1,552)	-179%

Net loss	$(122,438)	$(149,221)	$26,783	-18%

	Three months ended March 31,		2007 - 2006
(in thousands, except percentages)	2007	2006	$	%
Reconciliation of Net loss to Adjusted operating loss:
Net loss as reported	$(122,438)	$(149,221)	$26,783	-18%
Add back Net loss items excluded from Adjusted operating loss:
Interest income	(3,544)	(6,573)	3,029	-46%
Interest expense	27,609	33,236	(5,627)	-17%
Provision for (benefit from) deferred income taxes	684	(868)	1,552	-179%
Loss from de-leveraging transactions	2,965	18,380	(15,415)	-84%
Equity in net loss of affiliate	5,425	8,884	(3,459)	-39%
Minority interest	1,697	—	1,697	0%
Other income	(444)	(4,634)	4,190	-90%

Operating loss	(88,046)	(100,796)	12,750	-13%
Depreciation & amortization	46,882	39,882	7,000	18%
Stock-based compensation	14,131	12,061	2,070	17%

Adjusted operating loss (3)	$(27,033)	$(48,853)	$21,820	-45%

(1)	Variable costs of revenue are costs that vary with fluctuations in revenue generating activity such as changes in the number of subscribers, the number of advertising spots sold, the quantity of merchandise sold or changes in rates.
(2)	Non-variable costs of revenue are costs of revenue that generally do not vary with fluctuations in revenue generating activity such as changes in the number of subscribers, the number of advertising spots sold, the quantity of merchandise sold or changes in rates.
(3)	Adjusted operating loss (formerly Adjusted EBITDA) is net loss before interest income, interest expense, income taxes, depreciation and amortization, loss from de-leveraging transactions, loss from impairment of investments, equity in net loss of affiliate, minority interest, other income (expense) and stock-based compensation. This non-GAAP measure should be used in addition to, but not as a substitute for, the analysis provided in the statement of operations. We believe Adjusted operating loss is a useful measure of our operating performance and improves comparability between periods. Adjusted operating loss is a significant basis used by management to measure our success in acquiring, retaining and servicing subscribers because we believe this measure provides insight into our ability to grow revenues in a cost-effective manner. We believe Adjusted operating loss is a calculation used as a basis for investors, analysts and credit rating agencies to evaluate and compare the periodic and future operating performances and value of our company and similar companies in our industry.

Because we have funded the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. We believe Adjusted operating loss provides helpful information about the operating performance of our business apart from the expenses associated with our physical plant or capital structure. We believe it is appropriate to exclude depreciation, amortization and interest expense due to the variability of the timing of capital expenditures, estimated useful lives and fluctuation in interest rates. We exclude income taxes due to our tax losses and timing differences, so that certain periods will reflect a tax benefit, while others an expense, neither of which is reflective of our operating results. Because of the variety of equity awards used by companies, the varying methodologies for determining stock-based compensation expense and the subjective assumptions involved in those determinations, we believe excluding stock-based compensation expense enhances the ability of management and investors to compare our core operating results with those of similar companies in our industry.

Equity in net loss of affiliate represents our share of losses in a non-US affiliate in a similar business and over which we exercise significant influence, but do not control. Management believes it is appropriate to exclude this loss when evaluating the performance of our own operations. Additionally, we exclude loss from de-leveraging transactions, loss from impairment of investments, minority interest and other income (expense) because these items represent activity outside of our core business operations and can distort period to period comparisons of operating performance.

There are limitations associated with the use of Adjusted operating loss in evaluating our company compared with net loss, which reflects overall financial performance. Adjusted operating loss does not reflect the impact on our financial results of (1) interest income, (2) interest expense, (3) income taxes, (4) depreciation and amortization, (5) loss from de-leveraging transactions, (6) loss from impairment of investments, (7) equity in net loss of affiliate, (8) minority interest, (9) other income (expense) and (10) stock-based compensation, which are included in the computation of net loss. Users that wish to compare and evaluate our company based on our net loss should refer to our unaudited Condensed Consolidated Statements of Operations. Adjusted operating loss does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under United States generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. In addition, our measure of Adjusted operating loss may not be comparable to similarly titled measures of other companies.

The following table sets forth select performance measures on an average subscriber basis and as a percentage of total revenue:

Monthly amount per Average Subscriber (1) Three Months Ended March 31,			Amounts as a Percentage of Total Revenue Three Months Ended March 31,
2007	2006		2007	2006
$11.34	$11.13	Total revenue (2)	100%	100%
10.15	10.07	Subscription revenue(3)	90	90
0.32	0.35	Net ad sales (4)	3	3
7.34	7.16	Total cost of revenue	65	64
2.03	1.84	Revenue share & royalties	18	16
1.20	1.20	Customer care & billing operations	11	11
0.60	0.70	Satellite & terrestrial	5	6
0.70	0.79	Broadcast & operations	6	7
1.89	2.02	Programming & content	17	18
0.31	0.59	Research & development	3	5
1.47	0.95	General & administrative	13	8
3.98	5.72	Total marketing	35	51
0.42	0.43	Retention & support	4	4
1.87	2.97	Subsidies & distribution	17	27
1.41	1.82	Advertising & marketing	12	16
1.16	2.62	Adjusted operating loss(5)	10	23

(1)	Average subscriber is calculated as the average of the beginning and ending subscriber balances for each period presented.
(2)	Monthly average total revenue per subscriber is derived from the total of earned subscription revenue (net of promotions and rebates), net ad sales revenue, activation, equipment and other revenue divided by the monthly weighted average subscriber.
(3)	Average monthly subscription revenue per subscriber (“ARPU”)—See definition and further discussion under Average Monthly Subscription Revenue Per Subscriber on page 37.
(4)	Net ad sales revenue per subscriber is calculated as net ad sales revenue divided by the monthly weighted average subscriber.
(5)	Adjusted operating loss—See definition and further discussion under Adjusted Operating Loss on page 42.

Subscribers

Subscribers — Subscribers are those who are receiving and have agreed to pay for our service, including those who are currently in promotional periods paid in part by vehicle manufacturers, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our service. Radios that are revenue generating are counted individually as subscribers. Aftermarket subscribers consist primarily of subscribers who purchased their radio at retail outlets, distributors, or through XM’s direct sales efforts. OEM subscribers are self-paying subscribers whose XM radio was installed by an OEM and are not currently in OEM promotional programs. OEM promotional subscribers are subscribers who receive a fixed period of XM service where XM receives revenue from the OEM for the trial period following the initial purchase or lease of the vehicle. In situations where XM receives no revenue from the OEM during the trial period, the subscriber is not included in XM’s subscriber count. At the time of sale, some vehicle owners receive a three month prepaid trial subscription. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. The automated activation program provides activated XM radios on dealer lots for test drives but XM does not include these vehicles in their subscriber count. XM’s OEM partners generally indicate the inclusion of three months free of XM service on the window sticker of XM-enabled vehicles. XM, historically and including the 2006 model year, receives a negotiated rate for providing audio service to rental car companies. Beginning with the 2007 model year, XM has entered into marketing arrangements which govern the rate which XM receives for providing audio service on certain rental fleet vehicles. Data services subscribers are those subscribers that are receiving services that include stand-alone XM WX Satellite Weather service, stand-alone XM Radio Online service and stand-alone NavTraffic service. Stand-alone XM WX Satellite Weather service packages range in price from $29.99 to $99.99 per month. Stand-alone XM Radio Online service is $7.99 per month. Stand-alone NavTraffic service is $9.95 per month.

Subscribers are the primary source of our revenues. We target the over 240 million registered vehicles and over 110 million households in the United States. As of March 31, 2007, we had over 7.9 million subscribers, which includes 7,325,946 self-paying subscribers, 564,844 subscribers in OEM promotion periods (typically ranging from three months to one year in duration) paid in part by the vehicle manufacturers and 22,938 paying XM activated vehicles with rental car companies. The rate of growth of our aftermarket subscriber base fluctuates with our promotional activities as well as the impact of seasonality. OEM subscriber growth is driven primarily by the number of XM-enabled vehicles manufactured and with OEM promotional activity.

OEM Promotional Subscribers — OEM promotional subscribers are subscribers who receive a fixed period of XM service where XM receives revenue from the OEM for the trial period following the initial purchase or lease of the vehicle. In situations where XM receives no revenue from the OEM during the trial period, the subscriber is not included in XM’s subscriber count. At the time of sale, some vehicle owners receive a three month prepaid trial subscription. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. We measure the success of these promotional programs included in our OEM promotional subscriber count based on the percentage of new promotional subscribers that elect to receive the XM service and convert to self-paying subscribers after the initial promotion period. We refer to this as the “conversion rate.” We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for subscribers to respond to our marketing communications and become self-paying subscribers. As of March 31, 2007, XM was available on over 140 vehicle models, with over 50 of those as standard equipment and over 100 of those offered as OEM factory-installed options. At March 31, 2007, XM’s OEM partners represented approximately 60% of the U.S. auto market.

•

Three Months Ended: March 31, 2007 vs. March 31, 2006. Gross subscriber additions for the three months ended March 31, 2007 were 868,067 compared to 1,007,306 for the same period in 2006. Net subscriber additions for the three months ended March 31, 2007 were 285,176 compared to 568,902 for the same period in 2006. The churn rate increased to 1.78% from 1.64%.

Retail Subscribers — Gross retail subscriber additions for the three months ended March 31, 2007 were 330,892 compared to 516,416 for the same period in 2006. Gross additions were negatively impacted by a general weakening demand for satellite radio and competitive pressures. Net retail subscriber additions for the three months ended March 31, 2007 were 60,346 compared to 303,622 for the same period in 2006. We attribute the decrease in net retail subscriber additions to fewer gross retail subscriber additions, churn on a larger subscriber base and a higher churn rate.

OEM Subscribers — Gross OEM subscriber additions for the three months ended March 31, 2007 were 537,175 compared to 490,890 for the same period in 2006. Net OEM subscriber additions for the three months ended March 31, 2007 were 224,830 compared to 265,280 for the same period in 2006. We attribute the decrease in net OEM subscriber additions primarily to churn on a larger subscriber base. The conversion rate for the three months ended March 31, 2007 was 51.5% compared to 54.3% for the same period in 2006.

Rental Car Subscribers — Starting in the third quarter of 2006, we no longer include certain rental car fleets in our subscription total. This change is a result of a new marketing program that we implemented with certain rental fleet partners for 2007 model year vehicles. The goal of this program is to increase the number of rental cars equipped with XM Satellite Radio and expose more potential customers to our service.

Revenue and Variable Cost of Revenue

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

•

Three Months Ended: March 31, 2007 vs. March 31, 2006. Subscription revenue increased $48.4 million or 26% during the three months ended March 31, 2007 compared to the same period in 2006. This increase was due primarily to the 22% increase in ending subscribers. During the three months ended March 31, 2007 and 2006, Subscription revenue included $10.6 million and $9.1 million, respectively, from related parties for subscription fees paid under OEM promotional agreements.

Average Monthly Subscription Revenue Per Subscriber (“ARPU”) — Average monthly subscription revenue per subscriber is derived from the total of earned subscription revenue (net of promotions and rebates) divided by the monthly weighted average number of subscribers for the period reported. Average monthly subscription revenue per subscriber will fluctuate based on promotions, changes in our rates, as well as the proportion of subscribers on annual and multi-year prepayment plans, multi-radio discount plans (such as the family plan) and premium services.

•

Three Months Ended: March 31, 2007 vs. March 31, 2006. ARPU increased as a result of the addition of new subscribers at higher rates as well as the effect of the transition of existing subscribers to higher rates. An increase in the basic monthly subscription price became effective for all billing cycles on or after April 2, 2005, and therefore, is being implemented over time. The impact of the April 2005 basic plan rate increase was offset partially by an increase in the percentage of subscribers on discount plans (annual, multi-year and family) as well as the revenue impact of certain marketing campaigns, which costs are treated as a reduction to revenue. The percentage of subscribers at March 31, 2007 on ‘annual and multi-year plans’ and family plans increased to 44.0% and 23.2% from 41.6% and 19.9%, respectively, compared to March 31, 2006.

Revenue Share & Royalties — Revenue share & royalties includes performance rights obligations to composers, artists, and copyright owners for public performances of their creative works broadcast on XM, and royalties paid to radio technology providers and revenue share expenses associated with manufacturing and distribution partners and content providers. These costs are driven primarily by the growth in our subscriber revenue and net ad sales and subscriber base and to a lesser extent by other contracts with various partners. We expect these costs to continue to increase with the growth in subscription and net ad sales revenue and the growth in overall subscribers, but may fluctuate throughout the year based on new agreements, the renegotiation of existing contracts and the resolution of the pending CRB proceedings.

•

Three Months Ended: March 31, 2007 vs. March 31, 2006. These costs increased $13.2 million or 38%, and have increased as a percentage of total revenue and on an average cost per subscriber basis during the three months ended March 31, 2007 compared to the same period in 2006. This dollar increase was primarily driven by an increase in shared revenue with distribution partners and an increase in performance rights royalties due to an increase in subscribers, subscription revenue and net ad sales revenue.

Customer Care & Billing Operations — Customer care & billing operations includes expenses from customer care functions as well as internal information technology costs associated with subscriber management applications. These costs are primarily driven by the growth of our subscriber base.

•

Three Months Ended: March 31, 2007 vs. March 31, 2006. These costs increased $5.5 million or 24%, but have remained relatively flat as a percentage of total revenue and on an average cost per subscriber basis during the three months ended March 31, 2007 compared to the same period in 2006. This dollar increase was driven primarily by our subscriber growth that resulted in increased support costs and payment processing fees. In addition, personnel costs increased compared to the same period in 2006.

Gross profit on merchandise revenue — We calculate gross profit on merchandise revenue as Merchandise revenue less Cost of merchandise. For the three months ended March 31, 2007 and 2006, gross profit on merchandise revenue was ($13.0) million and ($4.4) million, respectively. We consider gross profit on merchandise revenue a cost of acquiring subscribers through our direct sales channel and include it as a component of SAC.

Merchandise Revenue — We record Merchandise revenue from direct sales to consumers through XM’s online store, XM’s direct-to-consumer programs and XM kiosks.

•

Three Months Ended: March 31, 2007 vs. March 31, 2006. Merchandise revenue increased $1.7 million or 49% during the three months ended March 31, 2007 compared to the same period in 2006 which was driven primarily by an increase in the volume of radios sold.

Cost of Merchandise — Cost of merchandise consists primarily of the cost of radios and accessories related to XM’s direct-to-consumer sales efforts, including hardware manufacturer subsidies, and related fulfillment costs. These costs are primarily driven by the volume of radios sold, which are affected by promotional programs. We expect these costs to fluctuate throughout the year based on the volume, price and model mix of radios sold.

•

Three Months Ended: March 31, 2007 vs. March 31, 2006. These costs increased $10.3 million or 129%. The increase was primarily the result of a $5.2 million inventory charge and an increase in the volume of radios sold.

Gross profit on net ad sales revenue — We calculate gross profit on net ad sales revenue as Net ad sales revenue less Ad sales expense. For the three months ended March 31, 2007 and 2006, gross profit on net ad sales revenue was $4.1 million, and $3.2 million, respectively. Gross profit on net ad sales revenue continued to improve due to increases in the number of advertisers and advertising rates related to a larger subscriber base as well as controlling the related costs, which have not increased in proportion to the revenue. For the three months ended March 31, 2007 and 2006, gross margin on Net ad sales revenue was 54.7% and 48.5%, respectively.

Net Ad Sales Revenue — Net ad sales revenue consists of sales of advertisements and program sponsorships on the XM network that are recognized in the period in which they are broadcast. Net ad sales revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Net ad sales revenue is presented net of agency commissions.

•

Three Months Ended: March 31, 2007 vs. March 31, 2006. Net ad sales revenue increased $1.0 million or 15% during the three months ended March 31, 2007 compared to the same period in 2006. This dollar increase was driven by increased spending by existing advertisers as well as the addition of new advertisers and increased rates driven by a larger subscriber base.

Ad Sales Expense — Ad sales expense consists of direct costs associated with the generation of Net ad sales revenue, including production, staffing and marketing.

•	Three Months Ended: March 31, 2007 vs. March 31, 2006. These costs remained relatively flat during the three months ended March 31, 2007 compared to the same period in 2006.

Other Revenue — Other revenue consists primarily of revenue related to various agreements with XM Canada, as well as other miscellaneous revenue that includes content licensing fees and billing fees.

•

Three Months Ended: March 31, 2007 vs. March 31, 2006. Other revenue increased $4.0 million or 64% during the three months ended March 31, 2007 compared to the same period in 2006. This increase was primarily driven by an increase in content licensing fees and barter revenue.

Non-variable Cost of Revenue

Satellite & Terrestrial — Satellite & terrestrial includes costs related to: telemetry, tracking and control of our satellites, in-orbit satellite insurance and incentive payments, satellite uplink, and all costs associated with operating our terrestrial repeater network such as power, maintenance and operating lease payments. We do not expect these costs to change substantially since we have completed the build out of our in-orbit satellite network.

•

Three Months Ended: March 31, 2007 vs. March 31, 2006. These costs increased $0.8 million or 6%, but have decreased as a percentage of total revenue and on an average cost per subscriber basis during the three months ended March 31, 2007 compared to the same period in 2006. This dollar increase was primarily driven by insurance, operating and performance incentives of XM-4, offset partially by the decrease in insurance costs related to XM-3 and the absence of insurance on XM-1 and XM-2.

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

•

Three Months Ended: March 31, 2007 vs. March 31, 2006. These costs increased $1.5 million or 10%, but have decreased as a percentage of total revenue and on an average cost per subscriber basis during the three months ended March 31, 2007 compared to the same period in 2006. The $0.7 million increase in Broadcast expenses was driven primarily by increased costs associated with new content initiatives and enhancements to and maintenance of the broadcast systems infrastructure. The $0.8 million increase in Operations expenses was driven primarily by an increase in the general operating costs associated with expanded facilities and accompanying infrastructure.

Programming & Content — Programming & content includes the creative, production and licensing costs associated with our over 170 channels of XM-original and third party content. We view Programming & content expenses as a cost of attracting and retaining subscribers. Programming & content includes staffing costs and fixed payments for third party content, which are primarily driven by programming initiatives. These expenses have increased over time and have varied on a per subscriber basis. We expect these costs to continue to increase, but by lesser amounts, as we have substantially completed our channel lineup.

•

Three Months Ended: March 31, 2007 vs. March 31, 2006. These costs increased $6.3 million or 17%, but have decreased as a percentage of total revenue and on an average cost per subscriber basis during the three months ended March 31, 2007 compared to the same period in 2006. This dollar increase was driven primarily by costs in support of new programming initiatives. In addition, personnel costs increased compared to the same period in 2006.

Other Operating Expenses

Research & Development — Research & development expense primarily includes the cost of new product development, chipset design, software development and engineering. We expect these costs to continue to fluctuate based on the nature and timing of research and development activities.

•

Three Months Ended: March 31, 2007 vs. March 31, 2006. These costs decreased $3.7 million or 33%, and have decreased as a percentage of total revenue and on an average cost per subscriber basis during the three months ended March 31, 2007 compared to the same period in 2006. This dollar decrease was driven primarily by lower engineering builds during the first quarter of 2007 as compared to the first quarter of 2006, which included the design costs for the new products launched during 2006.

General & Administrative — General & administrative expense primarily includes management’s salaries and benefits, professional fees, general business insurance, as well as other corporate expenses. The growth in these costs has been predominantly driven by personnel costs, professional fees and infrastructure expenses to support our growing subscriber base. We expect these costs to increase due in part to merger-related activities, various legal proceedings and regulatory inquiries (see “Legal Proceedings” in Item 1. to Part II of this Form 10-Q).

•

Three Months Ended: March 31, 2007 vs. March 31, 2006. These costs increased $16.6 million or 94%, and have increased as a percentage of total revenue and on an average cost per subscriber basis during the three months ended March 31, 2007 compared to the same period in 2006. This dollar increase was driven primarily by an increase in consulting fees and legal fees associated with various legal proceedings, regulatory inquiries and transactions, such as the pending merger with Sirius.

Retention & Support — Retention & support expense primarily includes payroll and payroll related costs of our sales and marketing employees.

•

Three Months Ended: March 31, 2007 vs. March 31, 2006. These costs increased $1.7 million or 21%, but have remained relatively flat as a percentage of total revenue and on an average cost per subscriber basis during the three months ended March 31, 2007 compared to the same period in 2006. This dollar increase was driven primarily by an increase in personnel costs.

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

•

Three Months Ended: March 31, 2007 vs. March 31, 2006. These costs decreased $11.9 million or 21%, and have decreased as a percentage of total revenue and on an average cost per subscriber basis during the three months ended March 31, 2007 compared to the same period in 2006. This dollar decrease was driven primarily by a reduction in the number of retail radios sold and activated, and retail promotions; offset partially by an increase in the number of OEM radios sold and activated under our automotive contracts.

Subscriber Acquisition Costs — As noted in our Form 10-K for the year ended December 31, 2006, we have revised our calculation of SAC to allow for the direct calculation of this metric using certain line items from our Results of Operations and Key Metrics tables within this Item 2. of this Form 10-Q. Subscriber acquisition costs include Subsidies & distribution and the negative gross profit on merchandise revenue. Subscriber acquisition costs are divided by gross additions to calculate what we refer to as “SAC.”

•

Three Months Ended: March 31, 2007 vs. March 31, 2006. During the three months ended March 31, 2007 and 2006, we incurred subscriber acquisition costs of $56.6 million and $59.9 million, respectively. SAC for the three months ended March 31, 2007 and 2006 was $65 and $59, respectively, using the revised calculation. The increase in SAC is primarily attributable to inventory charges, which represented approximately $6 per gross connect.

Advertising & Marketing — Advertising & marketing includes advertising, media and other discretionary marketing expenses. These activities drive our sales, establish our brand recognition, and facilitate our growth. We achieve success in these areas through coordinated marketing campaigns that include retail advertising through various media, cooperative advertising with our retail and OEM partners, sponsorships and ongoing market research. We expect these costs to fluctuate throughout 2007 based on the timing of our spending on consumer media advertising, which historically has been significant during the fourth quarter.

•

Three Months Ended: March 31, 2007 vs. March 31, 2006. These costs decreased $1.1 million or 3%, and have decreased as a percentage of total revenue and on an average cost per subscriber basis during the three months ended March 31, 2007 compared to the same period in 2006. This dollar decrease was primarily driven by a decrease in advertising.

Cost Per Gross Addition (“CPGA”) — As noted in our Form 10-K for the year ended December 31, 2006, we have revised our calculation of CPGA to allow for the direct calculation of this metric using certain line items from our Results of Operations and Key Metrics tables within this Item 2. of this Form 10-Q. CPGA costs include the amounts in SAC, as well as Advertising & marketing. These costs are divided by the gross additions for the period to calculate CPGA. CPGA costs do not include marketing staff (included in Retention & support) or the amortization of the GM guaranteed payments (included in Amortization of GM liability).

•

Three Months Ended: March 31, 2007 vs. March 31, 2006. During the three months ended March 31, 2007 and 2006, we incurred CPGA expenses of $89.4 million and $93.8 million, respectively. CPGA for the three months ended March 31, 2007 and 2006 was $103 and $93, respectively, using the revised calculation. The increase in CPGA is primarily the result of the increase in SAC and a decrease in gross subscriber additions.

Depreciation & Amortization — Depreciation and amortization expense primarily relates to our satellites, ground support systems that include our terrestrial repeater network, broadcast facilities, computer hardware and software. We expect these costs to continue to increase, but by lesser amounts, primarily as a result of the inclusion of XM-4, which was placed into service in December 2006.

•

Three Months Ended: March 31, 2007 vs. March 31, 2006. These costs increased $7.0 million or 18% during the three months ended March 31, 2007 compared to the same period in 2006. This dollar increase was primarily due to a higher depreciable asset base, reflecting a full quarter of depreciation on XM-4, which was placed into service in December 2006, higher capital spending for system development, computer hardware, software and leased equipment.

Provision for Deferred Income Taxes — In 2004, we recorded a deferred tax liability related to indefinite lived assets that are amortized and deducted for tax purposes but are not amortized under United States generally accepted accounting principles. We will continue to incur approximately $2.3 million in annual tax expense as the indefinite lived assets are amortized for tax purposes over the next 11 years.

•

Three Months Ended: March 31, 2007 vs. March 31, 2006. For the three months ended March 31, 2007 and 2006, we recognized a deferred tax benefit related to the cumulative translation adjustment on our investment in XM Canada, which offset the deferred tax expense for 2006 related to our indefinite lived assets. The net tax expense for the three months ended March 31, 2007 was $0.7 million.

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

•

Three Months Ended: March 31, 2007 vs. March 31, 2006. Interest expense decreased $5.6 million, de-leveraging charges decreased $15.4 million and our equity in net loss of XM Canada decreased $3.5 million, which was partially offset by a $3.0 million decrease in interest income, a $4.2 million decrease in other income and a $1.7 million increase in the minority interest of our variable interest entity subject to consolidation. The decrease in Interest expense during the three months ended March 31, 2007 compared to the same period in 2006 was primarily the result of $9.9 million decrease in de-leveraging related costs recognized as Interest expense. The decrease in Interest income was primarily the result of lower average cash balances during the three months ended March 31, 2007 compared to the same period in 2006. During the fourth quarter of 2005, we began recognizing our 23.33% proportional share of XM Canada’s results, which for the three months ended March 31, 2007, resulted in the recognition of a $5.4 million net loss.

Adjusted Operating Loss

Adjusted Operating Loss — Adjusted operating loss (formerly Adjusted EBITDA) is net loss before interest income, interest expense, income taxes, depreciation and amortization, loss from de-leveraging transactions, loss from impairment of investments, equity in net loss of affiliate, minority interest, other income (expense) and stock-based compensation. This non-GAAP measure should be used in addition to, but not as a substitute for, the analysis provided in the statement of operations. We believe Adjusted operating loss is a useful measure of our operating performance and improves comparability between periods. Adjusted operating loss is a significant basis used by management to measure our success in acquiring, retaining and servicing subscribers because we believe this measure provides insight into our ability to grow revenues in a cost-effective manner. We believe Adjusted operating loss is a calculation used as a basis for investors, analysts and credit rating agencies to evaluate and compare the periodic and future operating performances and value of our company and similar companies in our industry.

Because we have funded the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. We believe Adjusted operating loss provides helpful information about the operating performance of our business apart from the expenses associated with our physical plant or capital structure. We believe it is appropriate to exclude depreciation, amortization and interest expense due to the variability of the timing of capital expenditures, estimated useful lives and fluctuation in interest rates. We exclude income taxes due to our tax losses and timing differences, so that certain periods will reflect a tax benefit, while others an expense, neither of which is reflective of our operating results. Because of the variety of equity awards used by companies, the varying methodologies for determining stock-based compensation expense and the subjective assumptions involved in those determinations, we believe excluding stock-based compensation expense enhances the ability of management and investors to compare our core operating results with those of similar companies in our industry.

Equity in net loss of affiliate represents our share of losses in a non-US affiliate in a similar business and over which we exercise significant influence, but do not control. Management believes it is appropriate to exclude this loss when evaluating the performance of our own operations. Additionally, we exclude loss from de-leveraging transactions, loss from impairment of investments, minority interest and other income (expense) because these items represent activity outside of our core business operations and can distort period to period comparisons of operating performance.

There are limitations associated with the use of Adjusted operating loss in evaluating our company compared with net loss, which reflects overall financial performance. Adjusted operating loss does not reflect the impact on our financial results of (1) interest income, (2) interest expense, (3) income taxes, (4) depreciation and amortization, (5) loss from de-leveraging transactions, (6) loss from impairment of investments, (7) equity in net loss of affiliate, (8) minority interest, (9) other income (expense) and (10) stock-based compensation, which are included in the computation of net loss. Users that wish to compare and evaluate our company based on our net loss should refer to our unaudited Condensed Consolidated Statements of Operations. Adjusted operating loss does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under United States generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. In addition, our measure of Adjusted operating loss may not be comparable to similarly titled measures of other companies. Adjusted operating loss is continuing to decrease as a percentage of total revenue and on an average cost per subscriber basis.

•

Three Months Ended: March 31, 2007 vs. March 31, 2006. Adjusted operating loss decreased by $21.8 million or 45%, and has decreased as a percentage of total revenue to 10% from 23% during the three months ended March 31, 2007 compared to the same period in 2006. The decrease as a percentage of total revenue reflects our ability to leverage greater revenue across our fixed cost base. The decrease in Adjusted operating loss is primarily related to the $48.4 million increase in Subscription revenue, $1.1 million increase in Activation revenue, $4.0 million increase in Other revenue, $1.0 million increase in Net ad sales revenue, $2.8 million decrease in Amortization of GM liability, $11.9 million decrease in Subsidies & distribution and $3.7 million decrease in Research & development. The overall decrease was offset partially by a $37.6 million increase in Cost of revenue (less $0.5 million related to Stock-based compensation) and $16.6 million increase in General & administrative (less $1.0 million related to Stock-based compensation).

Liquidity and Capital Resources

Overview

The growth in demand for our products and services has required and will continue to require us to invest significant amounts in our business. Since inception through March 31, 2007, we have raised proceeds of $4.6 billion, net of offering costs, through equity and debt offerings. Our ability to become profitable depends upon many factors, some of which are identified below under the caption entitled “Future Operating Liquidity and Capital Resource Requirements.” Our principal sources of liquidity are our existing cash and cash equivalents and cash receipts for pre-paid subscriptions. We also have access to significant liquidity through our bank revolving credit facility and our GM credit facility, as amended in April 2006. We also have significant outstanding contracts and commercial commitments that need to be paid in cash or through credit facilities over the next several years. These contractual commitments are comprised of subsidies and distribution costs, rights and royalty fees, revenue share arrangements, programming costs, repayment of long-term debt, satellite related costs, lease payments and service payments. Our ability to become profitable also depends upon other factors identified below under the caption entitled “Future Operating Liquidity and Capital Resource Requirements.”

The following table presents a summary of our cash flows, beginning and ending cash balances for three months ended March 31, 2007 and 2006 (in thousands, except percentages):

	Three months ended March 31,		2007 - 2006
	2007	2006	$	%
Cash flows used in operating activities	$(43,132)	$(161,134)	$118,002	-73%
Cash flows used in investing activities	(96,302)	(30,160)	(66,142)	219%
Cash flows provided by financing activities	240,609	1,123	239,486	NM

Net increase (decrease) in cash and cash equivalents	101,175	(190,171)	291,346	-153%
Cash and cash equivalents at beginning of period	218,216	710,991	(492,775)	-69%

Cash and cash equivalents at end of period	$319,391	$520,820	$(201,429)	-39%

NM — Not Meaningful

Operating Activities — Operating activities primarily consist of net loss adjusted for certain non-cash items including depreciation, amortization, net non-cash loss on conversion of notes, non-cash loss on equity-based investments, stock-based compensation and the effect of changes in working capital.

•

For the three months ended March 31, 2007, net cash used in operating activities was $43.1 million, consisting of a net loss of $122.4 million adjusted for net non-cash expenses of $75.1 million and $4.3 million provided by working capital as well as other operating activities. Included in cash provided by working capital is a $26.5 million increase in Subscriber deferred revenue, as a result of subscribers signing up for discounted annual and multi-year pre-payment plans and a $16.2 million increase in Accrued interest; offset by a $43.7 million increase in Prepaid programming content due primarily to the $60 million prepayment of our obligation to MLB for the 2007 season.

•

For the three months ended March 31, 2006, cash used in operating activities was $161.1 million, consisting of a net loss of $149.2 million adjusted for net non-cash expenses of $93.8 million, $4.4 million gain on sale of fixed assets and $101.4 million used in working capital as well as other operating activities. Included in cash used in working capital is a $113.8 million decrease in Accounts payable, accrued expenses and other liabilities due primarily to the effort to reduce our previous year’s balance to more normative levels, offset partially by a $22.5 million increase in Subscriber deferred revenue, as a result of subscribers signing up for discounted annual and multi-year pre-payment plans and a $14.7 million increase in Accrued interest.

Investing Activities — Investing activities primarily consist of capital expenditures and proceeds from the sale of equipment.

•

For the three months ended March 31, 2007, net cash used in investing activities was $96.3 million, consisting of $98.0 million in capital expenditures for the construction of XM-5, computer systems infrastructure and building improvements, offset partially by $1.7 million in proceeds received from the maturity of restricted investments.

•

For the three months ended March 31, 2006, cash used in investing activities was $30.2 million, primarily consisting of $37.2 million in capital expenditures for the construction of XM-4, computer systems infrastructure and building improvements, offset by $7.0 million in proceeds received from the sale of terrestrial repeaters to XM Canada.

Financing Activities — Financing activities primarily consist of proceeds from debt and equity financings, issuance of common stock pursuant to stock option exercises, and repayments of debt.

•

For the three months ended March 31, 2007, net cash provided by financing activities was $240.6 million; consisting of $288.5 million of proceeds received in conjunction with the sale-leaseback of the transponders on the XM-4 satellite and $1.9 million in proceeds from the exercise of warrants and stock options; offset partially by the repayment of $38.9 million related to our corporate headquarters mortgages and $3.0 million in premiums associated with the above-mentioned retired mortgages, as well as $4.0 million in capital lease payments and $3.9 million in deferred financing costs.

•

For the three months ended March 31, 2006, cash provided by financing activities was $1.1 million, consisting of $3.1 million in proceeds from the exercise of warrants and stock options, offset partially by the repayment of $2.0 million of miscellaneous debt.

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

Our merger agreement with Sirius Satellite Radio restricts our ability to incur additional debt financing beyond existing credit facilities (or equivalent funding) and limits the amount of new equity we can issue, in each case without approval from Sirius. Sirius is under similar restrictions not to incur new debt or issue additional equity beyond agreed limits without our approval.

On February 13, 2007, we entered into a sale-leaseback transaction with respect to the transponders on the XM-4 satellite, which was launched in October 2006 and placed into service during December 2006. We received net proceeds of $288.5 million from the transaction, of which $44 million (inclusive of interest) was used to retire outstanding mortgages on real property and the remainder of which provides additional liquidity available for working capital and general corporate purposes. For a further discussion, see Note 6, to the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. to Part I of this Form 10-Q under the heading “Capital Lease – XM-4 Satellite.”

Commitments and Contingencies — We are obligated to make significant payments under a variety of contracts and other commercial arrangements, including the following:

•

XM-4 Satellite Lease obligation — In February 2007, we entered into a sale-leaseback transaction of the transponders on the XM-4 satellite. Under the terms of the lease, we are obligated to make payments that total $437.4 million over the nine year base lease term. For a further discussion, see Note 6, to the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. to Part I of this Form 10-Q under the heading, “Capital Lease – XM-4 Satellite”.

•

Programming and Marketing Agreements — We have entered into certain programming and marketing agreements that broaden our content offering and increase brand awareness. Under the terms of these agreements, we are obligated to make payments that total $85.2 million in the remaining nine months of 2007, $96.5 million in 2008, $71.3 million in 2009, $41.3 million in 2010, $38.5 million in 2011 and $72.9 million in 2012 and beyond. These payments include fixed payments, advertising commitments and revenue sharing arrangements.

•

Major League Baseball® — We have a multi-year agreement with Major League Baseball® (“MLB”) to broadcast MLB games live nationwide. In the first quarter of 2007, we made a payment in the amount of $60 million for the 2007 season and will pay $60 million per year thereafter through 2012. MLB has the option to extend the agreement for the 2013, 2014 and 2015 seasons at the same $60 million annual compensation rate. We will also make incentive payments to MLB for XM subscribers obtained through MLB and baseball club verifiable promotional programs. No stock or warrants were included in this agreement. The agreement requires us to deposit $120 million into escrow or furnish other credit support in such amount. In July 2006, we furnished a $120 million surety bond to MLB as part of an amendment to the agreement with MLB that permitted us to provide various types of credit support in lieu of its $120 million escrow deposit requirement.

•

Satellite Contracts — We successfully launched our fourth satellite (“XM-4”) into geosynchronous transfer orbit on October 30, 2006. Following positioning in geostationary orbit and extensive in-orbit testing, the handover of XM-4 occurred in December 2006. We entered into a sale leaseback transaction for the transponders on XM-4 in February 2007. Under our existing satellite construction and launch contracts, remaining costs for the construction and launch of XM-5 are expected to be approximately $37 million in 2007 and $31 million in 2008. These costs exclude financing charges on certain amounts deferred prior to launch, in-orbit performance incentives and launch insurance. Our contractual agreements for our satellites are more fully described in Note 12 of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. to Part I of this Form 10-Q under the heading “Satellite System.”

•

General Motors Distribution Agreement — We have a long-term distribution agreement with General Motors (“GM”). The agreement had been assigned by GM to its subsidiary OnStar, but was assigned back to GM in June 2006. During the term of the agreement, which expires twelve years from the commencement date of our commercial operations in 2001, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. The agreement was amended in June 2002 and January 2003 to clarify certain terms in the agreement, including extending the dates when certain initial payments were due to GM and confirming the date of our commencement of commercial operations, and to provide that we could make certain payments to GM in shares of our Class A common stock. Our total cash payment obligations were not increased. Under the distribution agreement, we are required to make a subscriber acquisition payment to GM for each person who becomes and remains an XM subscriber through the purchase of a GM vehicle.

In April 2006, we amended the distribution agreement pursuant to which we made a prepayment in May 2006 in the amount of $237 million to GM to retire at a discount approximately $320 million of the remaining fixed payment obligations that would have come due in 2007, 2008, and 2009. The April 2006 amendments eliminated our ability to make up to $35 million of subscriber acquisition payments in shares of our Class A common stock. In addition, our credit facility with GM was increased from $100 million to $150 million. The facility will terminate, and all draws will become due, upon the earlier of December 31, 2009 and six months after we achieve investment grade status. The amendments also provide that the security arrangements on the GM facility will be unsecured until the first draw under the bank credit facility and then secured on a second priority basis behind the secured indebtedness permitted to be incurred under the bank credit facility. As of March 31, 2007, we have $26.0 million of current prepaid expense to related party and $143.1 million of non-current prepaid expense to related party in connection with the guaranteed fixed payments, as the result of a prepayment of $237 million to GM in May 2006.

In order to encourage the broad installation of XM radios in GM vehicles, we have agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to our service. We must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than eight million GM vehicles with installed XM radios (at which point the percentage remains constant). Accordingly, the revenue share expense is recognized as the related subscription revenue is earned. As of March 31, 2007, we have $45.0 million of current prepaid expense to related party and $12.3 million of non-current prepaid expense to related party in connection with this revenue sharing arrangement. As part of the agreement, GM provides certain call-center related services directly to XM subscribers who are also GM customers for which we must reimburse GM. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a common receiver platform or capable of receiving Sirius Satellite Radio’s service. The agreement was subject to renegotiation in November 2005, and will be subject to renegotiation at two-year intervals thereafter, if GM did or does not achieve and maintain specified installation levels of GM vehicles capable of receiving our service. The specified installation level of 1,240,000 units by November 2005 was achieved in 2004. The specified installation levels in future years are the lesser of 600,000 units per year or amounts proportionate to target market shares in the satellite digital radio service market. There can be no assurances as to the outcome of any such renegotiations. GM’s exclusivity obligations will discontinue if, by November 2007 and at two-year intervals thereafter, we fail to achieve and maintain specified minimum market share levels in the satellite digital radio service market. We were significantly exceeding the minimum levels at March 31, 2007. For the three months ended March 31, 2007 and 2006, we incurred total costs of $61.3 million and $56.9 million, respectively, under the distribution agreement.

•

Long-term debt — For a further discussion of long-term debt, see Note 6 of the Notes to the unaudited Condensed Consolidated Statements in Item 1. to Part I of this Form 10-Q. Based on the various terms of our long-term debt, our ability to redeem any long-term debt is limited. We have and may continue to take advantage of opportunities to reduce our level of indebtedness in exchange for issuing equity securities, if these transactions can be completed on favorable terms.

Related Party Transactions

For a discussion of related party transactions, see Note 10 of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. of this Form 10-Q.

Recent Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2 of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. of this Form 10-Q.

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

The estimated fair value of our long-term debt is determined by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s bankers or quoted market prices at the reporting date for the traded debt securities. As of March 31, 2007, the carrying value of our long-term debt was $1,493 million, compared to an estimated fair value of $1,539 million. The estimated fair value of our long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

Interest Rate Risk — At March 31, 2007, we had approximately $1,493 million of total debt, of which $1,293 million was fixed-rate debt and $200 million was variable-rate debt. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. An increase of 100 basis points in the interest rate applicable to the $200 million of variable-rate debt at March 31, 2007 would result in an increase of approximately $2 million in our annual interest expense. We believe that our exposure to interest rate risk is not material to our results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective. During the three months ended March 31, 2007, no changes were made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation and Arbitration

Securities class action — A consolidated action was filed in the United States District Court for the District of Columbia on behalf of a purported nationwide class of purchasers of XM’s common stock between July 28, 2005 and February 16, 2006 against XM and its chief executive officer. The complaint, as amended in September 2006, sought an unspecified amount of damages and claimed violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, alleging various statements made during the putative class period by us and our management failed to project accurately or disclose in a timely manner the amount of higher costs to obtain subscribers during the fourth quarter of 2005. On March 28, 2007, our motion to dismiss the action was granted and the case dismissed with prejudice. The court concluded that “plaintiffs have failed to identify any materially misleading statements or omissions that are actionable under Section 10(b)” of the Securities Exchange Act of 1934.

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

We believe these allegations are without merit and that these products comply with applicable copyright law, including the Audio Home Recording Act, and we intend to vigorously defend the matter. Music publishing companies have filed a lawsuit with similar allegations. There can be no assurance regarding the ultimate outcome of these matters, or the significance, if any, to our business, consolidated results of operations or financial position.

Matthew Enderlin v. XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. — Plaintiff filed this action in the United States District Court for the Eastern District of Arkansas on January 10, 2006 on behalf of a purported nationwide class of all XM subscribers. The complaint alleges that we engaged in a deceptive trade practice under Arkansas and other state laws by representing that our music channels are commercial-free. We have filed an answer to the complaint, and instituted arbitration with the American Arbitration Association pursuant to the compulsory arbitration clause in our customer service agreement. The arbitration has been stayed pending judicial determination of Enderlin’s objections to the arbitration. The United States Court of Appeals for the Eighth Circuit held on April 17, 2007 that those objections are to be decided by the trial court, not the arbitrator .We believe the suit is without merit and intend to vigorously defend the matter. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to our business, consolidated results of operations or financial position.

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

We have implemented a series of design and installation modifications and we have obtained new certifications for numerous models of modified XM radios using our new SureConnect technology. In addition, we have implemented a regulatory compliance plan, including the appointment of an FCC regulatory compliance officer, to monitor FCC regulatory compliance, specifically with reference to the design, verification/certification, and production of XM radio receivers.

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

FCC Repeater Network Matter — In October 2006, we filed for both a 30-day Special Temporary Authority (“STA”) and a 180-day STA with respect to our terrestrial repeater network, seeking authority to continue to operate our entire repeater network despite the fact that the technical characteristics of certain repeaters, as built, differ from the technical characteristics in the original STAs granted for our repeater network. These differences include some repeaters not being built in the exact locations, or with the same antenna heights, power levels, or antenna characteristics than set forth in the earlier STAs. Prior to making these recent filings, we reduced the power or discontinued operation of certain repeaters. As a result, we believe that service quality in portions of the affected metro areas has been somewhat reduced, including in terms of more frequent interruptions and/or occasional outages to the service. There has been no impact on the satellite signal. We continue to hold meetings with the staff of the FCC regarding these matters. In February 2007, we received a letter of inquiry from the FCC relating to these matters, to which we have responded. This proceeding may result in the imposition of financial penalties against us or adverse changes to our repeater network resulting from having repeaters turned off or otherwise modified in a manner that would reduce service quality in the affected areas. There can be no assurance regarding the ultimate outcome of this matter, or its significance to our business, consolidated results of operations or financial position.

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

Securities and Exchange Commission (“SEC”)

SEC Inquiry — As previously disclosed, the Staff of the Securities and Exchange Commission (“SEC”) has requested that we voluntarily provide documents to the Staff, including information relating to our subscriber targets, costs associated with attempting to reach those targets during the third and fourth quarters of 2005, the departure of Mr. Roberts from our board of directors, our historic practices regarding stock options and certain other matters. In this connection we retained outside counsel, who engaged an independent accounting advisor, to conduct a review of our stock option practices. The inquiry did not reveal the existence of material errors in any prior financial statements.

We have been submitting documents to the SEC in response to their requests and are cooperating fully with this inquiry. There can be no assurance regarding the ultimate outcome of these SEC matters, or the significance, if any, to our business, consolidated results of operations or financial position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following purchases of the Company’s Class A common stock were completed during the three months ended March 31, 2007.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Anounced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2007 - January 31, 2007	—	$—	—	—
February 1, 2007 - February 28, 2007	—	$—	—	—
March 1, 2007 - March 31, 2007	1,281	$13.47	—	—

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under the Company’s 1998 Shares Award Plan.

ITEM 6. EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of February 19, 2007, by and among Sirius Satellite Radio Inc., Vernon Merger Corporation and XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed on February 21, 2007).

4.1	Amendment No. 3, dated as of February 19, 2007, to the Rights Agreement, dated as of August 2, 2002, between XM Satellite Radio Holdings Inc. and Computershare Investor Services, LLC, as successor rights agent to Equiserve Trust Company, N.A. (incorporated by reference to XM’s Current Report on Form 8-K filed on February 21, 2007).

10.1	Lease Agreement, dated as of February 13, 2007, by and between Wells Fargo Bank Northwest, as Owner Trustee, and XM Satellite Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed February 14, 2007).

10.2	Participation Agreement, dated as of February 13, 2007, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., Satellite Leasing (702-4), LLC, as Owner Participant, Wells Fargo Bank Northwest, as Owner Trustee and Lessor, and The Bank of New York, as Indenture Trustee, and the note purchasers named therein (incorporated by reference to XM’s Current Report on Form 8-K filed February 14, 2007).

10.3	Transponder Purchase Agreement, dated as of February 13, 2007, by and between XM Satellite Radio Holdings Inc. and Wells Fargo Bank Northwest in its capacity as Owner Trustee (incorporated by reference to XM’s Current Report on Form 8-K filed February 14, 2007).

10.4	Guaranty, dated as of February 13, 2007, made by XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and XM Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed February 14, 2007).

10.5	Indenture, dated as of February 13, 2007, between Wells Fargo Bank Northwest, as Owner Trustee, and The Bank of New York, as Indenture Trustee (incorporated by reference to XM’s Current Report on Form 8-K filed February 14, 2007).

10.6	Form of 10% senior secured note (incorporated by reference to XM’s Current Report on Form 8-K filed February 14, 2007).

10.7	Amendment No. 1 to Employment Agreement, dated as of April 4, 2007, between Gary Parsons and XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed April 10, 2007).

10.8	Amendment No. 1 to Employment Agreement, dated as of April 4, 2007, between Hugh Panero and XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed April 10, 2007).

10.9	Amendment No. 1 to Employment Agreement, dated as of April 4, 2007, between Nathaniel Davis and XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed April 10, 2007).

10.10	Form of Severance Agreement for executive officers other than Chairman, CEO and President and COO (incorporated by reference to XM’s Current Report on Form 8-K filed April 10, 2007).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XM SATELLITE RADIO HOLDINGS INC.
(Registrant)

Date: May 2, 2007	/s/ HUGH PANERO
Hugh Panero Chief Executive Officer (principal executive officer)

Date: May 2, 2007	/s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

XM SATELLITE RADIO INC.
(Registrant)

Date: May 2, 2007	/s/ HUGH PANERO
Hugh Panero Chief Executive Officer (principal executive officer)

Date: May 2, 2007	/s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer Executive Vice President and Chief Financial Officer (principal financial and accounting officer)