Form 10-Q
period 2007-09-30
XM SATELLITE RADIO INC; XM SATELLITE RADIO HOLDINGS INC
filed 2007-10-30
CIK 1116317, 1091530

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2007

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

XM Satellite Radio Holdings Inc.	Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐
XM Satellite Radio Inc.	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether each registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of September 30, 2007)
XM SATELLITE RADIO HOLDINGS INC. CLASS A COMMON STOCK, $0.01 PAR VALUE	314,270,618

XM SATELLITE RADIO INC. COMMON STOCK, $0.10 PAR VALUE (all shares are issued to XM Satellite Radio Holdings Inc.)	125

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: This Form 10-Q contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Without limitation, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to growth, expected levels of expenditures and statements expressing general optimism about future operating results — are forward-looking statements. Similarly, statements that describe the Company’s business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. All such forward-looking statements including those related to our pending merger and those presented elsewhere by our management from time to time are subject to certain risks and uncertainties that could cause actual results to differ materially from those in forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A. Risk Factors” of our Form 10-K for the year ended December 31, 2006 filed with the SEC on March 1, 2007. These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this filing. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

EXPLANATORY NOTE

This quarterly report on Form 10-Q is a combined report being filed by two separate registrants: XM Satellite Radio Holdings Inc. (the “Company”, “Holdings”, or “XM”) and XM Satellite Radio Inc. (“Inc.”). Holdings’ principal wholly owned subsidiary is Inc., and as such, the information presented in this report regarding Inc. also applies to Holdings. Unless the context requires otherwise, the terms “we,” “our” and “us,” refer to Holdings. Holdings fully and unconditionally guarantees Inc.’s registered debt securities. The combined report includes Holdings’ unaudited Condensed Consolidated Financial Statements as the only set of financial statements; an explanation of the differences between the companies is in the Notes to the unaudited Condensed Consolidated Financial Statements; and condensed consolidating financial information regarding Inc. The management’s discussion and analysis section has also been combined, focusing on the financial condition and results of operations of Holdings, which is consistent with the inclusion in the combined report of one set of financial statements.

We make available certain reports filed with the Securities and Exchange Commission (“SEC”) that can be accessed, free of charge, through our website at http://www.xmradio.com, as soon as reasonably practicable after they are electronically filed with the SEC.

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share data)	2007	2006	2007	2006
Revenue:
Subscription	$256,770	$214,817	$739,034	$605,084
Activation	4,929	4,213	14,348	11,733
Merchandise	4,310	3,164	15,265	11,644
Net ad sales	10,716	8,786	28,347	24,285
Other	10,731	9,464	31,849	23,549

Total revenue	287,456	240,444	828,843	676,295

Operating expenses:
Cost of revenue (excludes depreciation & amortization, shown below):
Revenue share & royalties	52,416	33,406	149,565	105,605
Customer care & billing operations(1)	31,396	27,171	90,073	76,021
Cost of merchandise	9,585	10,177	40,555	28,424
Ad sales(1)	6,878	3,378	15,744	11,193
Satellite & terrestrial(1)	13,808	11,670	41,163	36,290
Broadcast & operations:
Broadcast(1)	6,139	6,158	19,569	17,180
Operations(1)	9,715	7,827	29,114	25,519

Total broadcast & operations	15,854	13,985	48,683	42,699
Programming & content(1)	46,825	38,873	132,603	118,769

Total cost of revenue	176,762	138,660	518,386	419,001
Research & development (excludes depreciation & amortization, shown below)(1)	8,343	8,849	23,812	28,348
General & administrative (excludes depreciation & amortization, shown below)(1)	46,301	21,997	116,354	58,299
Marketing (excludes depreciation & amortization, shown below):
Retention & support(1)	11,504	7,288	31,878	22,778
Subsidies & distribution	61,658	43,872	169,115	156,040
Advertising & marketing	43,051	30,925	119,104	106,948

Marketing	116,213	82,085	320,097	285,766
Amortization of GM liability	6,504	6,504	19,511	23,256

Total marketing	122,717	88,589	339,608	309,022
Depreciation & amortization	46,402	43,109	139,789	124,837

Total operating expenses(1)	400,525	301,204	1,137,949	939,507

Operating loss	(113,069)	(60,760)	(309,106)	(263,212)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except share and per share data)	2007	2006	2007	2006
Other income (expense):
Interest income	3,495	5,216	11,277	18,165
Interest expense	(27,757)	(23,794)	(87,789)	(86,346)
Loss from de-leveraging transactions	—	(21)	(2,965)	(100,746)
Loss from impairment of investments	(481)	—	(36,305)	(18,926)
Equity in net loss of affiliate	(4,546)	(4,853)	(12,723)	(17,943)
Minority interest	(3,302)	—	(8,265)	—
Other income (expense)	387	1,187	1,243	5,609

Net loss before income taxes	(145,273)	(83,025)	(444,633)	(463,399)
(Provision for) benefit from deferred income taxes	(105)	(794)	1,070	1,251

Net loss	(145,378)	(83,819)	(443,563)	(462,148)

8.25% Series B and C preferred stock dividend requirement	—	(1,634)	—	(5,597)
8.25% Series B preferred stock retirement loss	—	—	—	(755)

Net loss attributable to common stockholders	$(145,378)	$(85,453)	$(443,563)	$(468,500)

Net loss per common share—basic and diluted	$(0.47)	$(0.32)	$(1.45)	$(1.78)
Weighted average shares used in computing net loss per common share—basic and diluted	306,931,732	268,363,377	306,418,280	262,740,383

(1)	These captions include non-cash stock-based compensation expense as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006
Customer care & billing operations	$726	$369	$1,663	$723
Ad sales	580	579	1,396	1,527
Satellite & terrestrial	609	667	1,619	1,639
Broadcast	781	691	1,987	1,749
Operations	437	570	1,166	1,572
Programming & content	2,458	2,644	6,685	6,662
Research & development	2,204	2,161	5,646	5,398
General & administrative	9,412	6,337	21,289	17,414
Retention & support	2,780	2,029	6,747	5,338

Total stock-based compensation	$19,987	$16,047	$48,198	$42,022

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$231,187	$218,216
Accounts receivable, net of allowance for doubtful accounts of $6,066 and $4,946	42,085	62,293
Due from related parties	13,729	15,568
Related party prepaid expenses	76,721	66,946
Prepaid programming content	41,613	28,172
Prepaid and other current assets	44,262	41,463

Total current assets	449,597	432,658
Restricted investments	196	2,098
System under construction	145,849	126,049
Property and equipment, net of accumulated depreciation and amortization of $906,177 and $767,768	739,321	849,662
DARS license	141,412	141,387
Intangibles, net of accumulated amortization of $9,165 and $8,222	3,697	4,640
Deferred financing fees, net of accumulated amortization of $25,802 and $20,537	36,554	38,601
Due from related party, net of current portion	2,450	—
Related party prepaid expenses, net of current portion	143,389	160,712
Investments	42,682	80,592
Prepaid and other assets, net of current portion	3,810	4,219

Total assets	$1,708,957	$1,840,618

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$40,502	$51,844
Accrued expenses	149,200	147,591
Accrued satellite liability	—	64,875
Accrued interest	39,506	18,482
Current portion of long-term debt	13,020	14,445
Due to related parties	63,666	46,459
Subscriber deferred revenue	378,259	340,711
Deferred income	9,915	9,915

Total current liabilities	694,068	694,322
Long-term debt, net of current portion	1,474,200	1,286,179
Subscriber deferred revenue, net of current portion	96,670	86,482
Deferred income, net of current portion	126,005	130,780
Other non-current liabilities	41,649	40,735

Total liabilities	2,432,592	2,238,498

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(in thousands, except share and per share data)	September 30, 2007	December 31, 2006
	(unaudited)
Commitments and contingencies
Minority interest	65,964	—
Stockholders’ deficit:
Series A convertible preferred stock, par value $0.01 (liquidation preference of $51,370 at September 30, 2007 and December 31, 2006); 15,000,000 shares authorized, 5,393,252 shares issued and outstanding at September 30, 2007 and December 31, 2006	54	54
Class A common stock, par value $0.01; 600,000,000 shares authorized, 314,270,618 shares and 309,171,874 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	3,071	3,058
Accumulated other comprehensive income, net of tax	8,254	3,590
Additional paid-in capital	3,141,061	3,093,894
Accumulated deficit	(3,942,039)	(3,498,476)

Total stockholders’ deficit	(789,599)	(397,880)

Total liabilities and stockholders’ deficit	$1,708,957	$1,840,618

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
(in thousands)	2007	2006
Cash flows from operating activities:
Net loss	$(443,563)	$(462,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	10,054	11,685
Depreciation and amortization	139,789	124,837
Amortization of deferred income related to XM Canada	(7,495)	(7,561)
Non-cash loss on impairment of investments	36,305	18,926
Loss from de-leveraging transactions	2,965	100,746
Non-cash loss on equity in affiliate	12,723	17,943
Amortization of deferred financing fees and debt discount	7,380	26,536
Stock-based compensation	48,198	42,022
Benefit from deferred income taxes	(1,070)	(1,251)
Gain on sale of fixed assets	—	(4,490)
Minority interest	8,265	—
Other	(39)	73
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	10,195	(14,056)
Increase in due from related parties	(611)	(5,978)
(Increase) decrease in prepaid programming content	(13,441)	13,414
Decrease (increase) in prepaid and other assets	1,223	(243,731)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	4,568	(150,257)
Increase in accrued interest	21,023	29,559
Increase (decrease) in due to related parties	17,206	(33,155)
Increase in subscriber deferred revenue	47,736	30,441
Increase in deferred income	2,720	1,314

Net cash used in operating activities	(95,869)	(505,131)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Nine months ended September 30,
(in thousands)	2007	2006
Cash flows from investing activities:
Purchase of property and equipment	(43,086)	(46,303)
Additions to system under construction	(78,675)	(120,904)
Proceeds from sale of fixed assets	—	7,182
Net maturity of restricted investments	1,901	2,815

Net cash used in investing activities	(119,860)	(157,210)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	4,389	5,383
Proceeds from issuance of 9.75% senior notes due 2014	—	600,000
Proceeds from issuance of senior floating rate notes due 2013	—	200,000
Proceeds from financing of a consolidated entity	288,500	—
Payment on borrowings of a consolidated entity	(5,209)	—
Repayment of 14% senior secured discount notes due 2009	—	(186,545)
Repayment of 12% senior secured notes due 2010	—	(100,000)
Repayment of senior secured floating rate notes due 2009	—	(200,000)
Payment of premiums on de-leveraging transactions	(2,965)	(27,378)
Repurchase of Series B convertible redeemable preferred stock	—	(23,960)
Retirement of mortgages on corporate facilities	(38,877)	—
Payments on other borrowings	(11,251)	(9,360)
Deferred financing costs	(4,262)	(21,451)
Other, net	(1,625)	—

Net cash provided by financing activities	228,700	236,689

Net increase (decrease) in cash and cash equivalents	12,971	(425,652)
Cash and cash equivalents at beginning of period	218,216	710,991

Cash and cash equivalents at end of period	$231,187	$285,339

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Business

XM Satellite Radio Inc. (“Inc.”) was incorporated on December 15, 1992 in the State of Delaware for the purpose of operating a digital audio radio service (“DARS”) under a license from the Federal Communications Commission (“FCC”). XM Satellite Radio Holdings Inc. (the “Company”, “Holdings”, or “XM”) was formed as a holding company for Inc. on May 16, 1997. The Company commenced commercial operations in two markets on September 25, 2001 and completed its national rollout on November 12, 2001.

As of September 30, 2007, the principal differences between the financial conditions of Holdings and Inc. were:

•	the ownership by Holdings of the corporate headquarters and data center buildings since August 2001 and September 2005, respectively, and the lease of these buildings to Inc.;

•

XM-1, XM-2, and XM-3, except for the B702 bus portion of XM-3, are owned by Inc.; the transponders of XM-4 are owned by Satellite Leasing (702-4) LLT, a separate legal entity subject to consolidation by the Company, and leased to Inc.; and XM-5 and the B702 bus portion of XM-3 and XM-4 are owned by Holdings;

•	the presence at Holdings of additional indebtedness, primarily the 1.75% Convertible Senior Notes due 2009, not guaranteed by Inc.;

•	the investments by Holdings in Canadian Satellite Radio (including related revenue and deferred income) and WorldSpace, Inc.; and

•	the existence of cash balances at Holdings.

Accordingly, the results of operations for Inc. and its subsidiaries are substantially the same as the results of operations for Holdings and its subsidiaries except that Inc. has:

•

additional rent, less depreciation and amortization expense and less other income, in each case principally related to Inc.’s rental of its corporate headquarters and data center buildings from Holdings, which are intercompany transactions that have been eliminated in Holdings’ consolidated financial statements;

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

Each of XM and Sirius has made customary representations and warranties and covenants in the Merger Agreement. The completion of the Merger is subject to various closing conditions, including obtaining the approval of XM’s and Sirius’ stockholders and receiving certain regulatory and antitrust approvals (including from the FCC and under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended). XM filed a Notification and Report Form pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“the HSR Act”), with respect to the transactions contemplated by the Merger Agreement between XM and Sirius. On April 12, 2007, both XM and Sirius received from the Department of Justice requests for additional information and documentary material relating to the Merger, generally referred to as a “Second Request.” The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after XM and Sirius have substantially complied with the Second Request. On September 4, 2007, each of XM and Sirius certified to the Department of Justice that it was in substantial compliance with the Second Request.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

On March 20, 2007, XM and Sirius filed a Consolidated Application for Authority to Transfer Control with the FCC with respect to the Merger Agreement. On June 8, 2007, the FCC released a Public Notice announcing that the application had been accepted for filing and establishing deadlines of July 9, 2007 for comments and July 24, 2007 for reply comments. On July 24, 2007, XM and Sirius filed a reply to the comments to the merger application. On June 27, 2007, the FCC released a related Notice of Proposed Rule Making asking for comment on whether language in the FCC’s 1997 Order establishing the satellite radio service concerning the transfer of such licenses constitutes a binding rule and, if so, whether the FCC should waive, modify, or repeal the rule if the FCC determines that the proposed merger would serve the public interest.

(2) Summary of Significant Accounting Policies and Practices

Principles of Consolidation and Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of XM Satellite Radio Holdings Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is consolidated in the unaudited Condensed Consolidated Financial Statements in accordance with FIN No. 46(R). Beginning March 31, 2007, the Company reported a variable interest entity subject to consolidation by the Company pursuant to FIN No. 46(R). Satellite Leasing (702-4) LLT is a separate legal entity whose primary beneficiary, as defined under FIN No. 46(R), is the Company. See Note 6 under the heading “Capital Lease — XM-4 Satellite”. Satellite Leasing (702-4) LLC, an entity solely owned by the equity investors in the transaction, will be entitled to the residual benefits, including ownership of the assets of the trust after repayment of the debt incurred by that entity.

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2006, which has been derived from audited financial statements, and the interim unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America and Regulation S-X, Rule 10-01 of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these interim unaudited Condensed Consolidated Financial Statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 1, 2007. All adjustments that, in the opinion of management, are necessary for a fair presentation of the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. Amounts from Subsidies & distribution related to on-going loyalty payments in the amount of $3.4 million and $12.1 million for the three and nine months ended September 30, 2006, respectively, were reclassified to Advertising & marketing. Amounts from Prepaid and other current assets related to Canadian Satellite Radio in the amount of $1.6 million as of December 31, 2006 were reclassified to Due from related parties.

Restricted Investments

Restricted investments consist principally of certificates of deposits. In February 2007, the restricted investments which represented securities held in escrow on the Company’s buildings were redeemed and included in the total cash paid to retire the mortgage loans on the buildings. There were no gross unrealized holding gains or losses on these restricted investments at September 30, 2007 and December 31, 2006.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Inventory

Inventories are stated at the lower of average cost or market. The Company provides estimated inventory allowances for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Inventories consist of both finished goods and raw materials. The Company had $17.0 million of net inventory as of September 30, 2007 and December 31, 2006 which are included in Prepaid and other current assets on the Condensed Consolidated Balance Sheets.

During the three and nine months ended September 30, 2007, the Company recorded total inventory write-down charges of $2.4 million and $9.3 million, respectively; while for the comparable periods in 2006, the Company recorded total inventory write-down charges of $2.3 million. These charges are reflected in Cost of merchandise in the unaudited Condensed Consolidated Statements of Operations.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation and amortization are calculated using the straight-line method over the following estimated useful lives:

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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In February 2007, the transponders on XM-4 were the subject of a sale-leaseback transaction and are now being amortized over their nine-year lease term, less the estimated residual value.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Net Loss Per Common Share

The Company computes net loss per common share in accordance with SFAS No. 128, Earnings Per Share and SEC Staff Accounting Bulletin (“SAB”) No. 98, Computations of Earnings Per Share. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is computed by dividing the net loss attributable to common stockholders (after deducting preferred dividend requirements) for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and dilutive equivalent shares outstanding during the period. Options, warrants and convertible instruments outstanding as of September 30, 2007 to purchase 50 million shares of common stock (48 million of which were vested) were not included in the computation of diluted net loss per common share for the three and nine months ended September 30, 2007 as their inclusion would have been anti-dilutive. Options, warrants and convertible instruments outstanding as of September 30, 2006 to purchase 94 million shares of common stock (90 million of which were vested) were not included in the computation of diluted net loss per common share for the three and nine months ended September 30, 2006 as their inclusion would have been anti-dilutive. Unvested shares of restricted stock in the amount of 7,132,348 and 2,398,943 as of September 30, 2007 and 2006, respectively, are not included in the computation of basic net loss per common share or in diluted net loss per common share because their inclusion would have been anti-dilutive. The Company had a net loss in each of the periods presented, and therefore, basic and diluted net loss per common share are the same.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Comprehensive Income or Loss

Accumulated other comprehensive income or loss is reported on the Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments are included in other comprehensive income or loss (see Note 4, under the headings “WorldSpace” and “Canadian Satellite Radio”). However, in the event that an unrealized loss is deemed other than temporary, the loss is recognized in earnings. The components of Comprehensive income or loss for the three and nine months ended September 30, 2007 and 2006 are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net loss	$(145,378)	$(83,819)	$(443,563)	$(462,148)
Unrealized gain (loss) on available-for-sale securities, net of tax	(817)	(234)	509	(234)
Reclassification adjustment for unrealized loss on available-for-sale securities, net of tax	—	—	—	(5,985)
Foreign currency translation adjustment, net of tax	432	(346)	4,155	4,767

Total comprehensive loss	$ (145,763)	$ (84,399)	$ (438,899)	$ (463,600)

Unrealized loss on available-for-sale securities for the three months ended September 30, 2007 is shown net of tax benefit of $0.5 million. Unrealized gain on available-for-sale securities for the nine months ended September 30, 2007 is shown net of tax provision of $0.2 million. The Company did not record a tax benefit for the unrealized loss on available-for-sale securities for the three and nine months ended September 30, 2006. Reclassification adjustment for unrealized loss on available-for-sale securities for the nine months ended September 30, 2006 is shown net of tax benefit of $3.7 million. Foreign currency translation adjustment for the three and nine months ended September 30, 2007 is shown net of tax provision of $0.3 million and $2.6 million, respectively; while for the comparable periods in 2006, foreign currency translation adjustment is shown net of a tax benefit of $0.2 million and a tax provision of $3.0 million, respectively.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company will adopt this Statement effective January 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial position.

In June 2007, the FASB issued Emerging Issues Task Force (“EITF”) No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, which states how entities involved in research and development activities should account for non-refundable advance payments for goods that will be used or for services that will be performed in future research and development activities. EITF No. 07-3 concludes that nonrefundable advance payments for future research and development activities should be deferred and capitalized and that such amounts should be recognized as an expense as the goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

advance payment should be charged to expense. The consensus is effective for the first annual or interim reporting period beginning after December 15, 2007. The Company will adopt this consensus effective January 1, 2008. The Company is currently evaluating the impact that the adoption of EITF No. 07-3 will have on its consolidated results of operations and financial position.

(3) Property and Equipment

Property and equipment consists of the following (in thousands):

	September 30, 2007	December 31, 2006
Spacecraft system	$903,210	$905,507
Terrestrial repeater network	264,383	264,223
Spacecraft control and uplink facilities	47,674	46,181
Broadcast facilities	65,688	65,302
Land	8,788	8,788
Buildings and improvements	73,871	73,252
Computer systems, furniture and fixtures, and equipment	281,884	254,177

Total property and equipment	1,645,498	1,617,430
Accumulated depreciation and amortization	(906,177)	(767,768)

Property and equipment, net	$739,321	$849,662

(4) Investments

The Company’s investments consist primarily of an equity method investment, a cost method investment and available-for-sale securities as follows (in thousands):

	September 30, 2007	December 31, 2006
Equity method investment	$32,136	$74,252
Cost method investment	—	480
Available-for-sale securities	9,121	5,860
Embedded derivative accounted for separately from the host contract	1,425	—

Total investments	$42,682	$80,592

Equity Method Investment and Available-for-Sale Debt Securities

Canadian Satellite Radio (“XM Canada”)

In December 2005, XM Canada, a related party, issued to XM 11,077,500 Class A subordinate voting shares representing a 23.33% ownership interest and 11% voting interest in XM Canada. These shares were determined to have an initial fair value of $152.1 million, based on the XM Canada initial public offering price of C$16.00 per share. XM accounts for its ownership in XM Canada using the equity method of accounting.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM Canada has a fiscal year end of August 31. Therefore, XM records its share of XM Canada’s net income or loss, using the average currency exchange rate for the period, based on XM Canada’s quarterly periods ending on the last day of February, May, August and November. During the three and nine months ended September 30, 2007, XM recorded a currency translation gain of $0.4 million (net of $0.3 million tax provision) and $4.2 million (net of $2.6 million tax provision), respectively, as a component of Accumulated other comprehensive income in Stockholders’ deficit in the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2006, XM recorded a currency translation loss of $0.3 million (net of $0.2 million tax benefit) and a currency translation gain of $4.8 million (net of $3.0 million tax provision), respectively, as a component of Accumulated other comprehensive income in Stockholders’ deficit in the Condensed Consolidated Balance Sheets.

During June 2007 and December 2006, the Company reduced the carrying value of its equity method investment in XM Canada due to decreases in fair value that were considered to be other than temporary and recorded impairment charges of $35.8 million and $57.6 million, respectively, to Loss from impairment of investments in the unaudited Condensed Consolidated Statements of Operations. XM Canada’s shares trade publicly on the Toronto Stock Exchange under the symbol “XSR.TO”. The fair value of the Company’s equity method investment in XM Canada is determined based on XM Canada’s quoted share price on the date of the most recent financial statements, which precedes the Company’s by one month. The quoted market price on August 31, 2007 (the date of XM Canada’s most recent financial statements) was C$5.00, or US$4.73. Based on the number of shares held by the Company, the fair value of the Company’s equity method investment in XM Canada was $52.4 million on September 30, 2007. The carrying value of the Company’s equity method investment in XM Canada was $32.1 million and $74.3 million at September 30, 2007 and December 31, 2006, respectively.

During September 2007, the Company purchased C$4.0 million face value 8% convertible unsecured subordinated debentures issued by XM Canada for $3.9 million. The notes mature in 2014 and are convertible into shares of Class A subordinate voting shares of XM Canada at a price of C$5.92 per share. The embedded conversion feature is required to be bifurcated from the underlying debt, or host contract, and accounted for as a derivative at fair value with changes in fair value recorded in earnings as Interest income. The host contract is held as an available-for-sale security at fair value with changes in fair value recorded in Accumulated other comprehensive income, net of tax. The host contract and derivative were initially recorded at $2.4 million and $1.5 million, respectively. Foreign currency translation adjustments related to the host contract and derivative are recorded in Accumulated other comprehensive income and Other income (expense), respectively, net of tax. As of September 30, 2007, the fair value of the host contract and derivative was $2.5 million and $1.4 million, respectively, which approximate the fair value at the time of purchase.

Summarized unaudited financial information for XM Canada is as follows (US$ in thousands):

	August 31, 2007	November 30, 2006
Current assets	$35,623	$50,641
Non-current assets	$238,195	$247,848
Current liabilities	$29,222	$17,782
Non-current liabilities	$105,527	$101,674
Total shareholders’ equity	$139,069	$179,033

	Three months ended August 31,		Nine months ended August 31,
	2007	2006	2007	2006
Revenues	$6,424	$3,060	$15,677	$6,120
Net loss	$19,482	$20,800	$54,529	$76,930
XM’s share of net loss	$4,546	$4,853	$12,723	$17,943

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Cost Method Investment and Available-for-Sale Equity Securities

WorldSpace

On July 18, 2005, XM acquired 1,562,500 shares of Class A common stock of WorldSpace, Inc. (“WSI”) and a warrant to purchase at WSI’s initial public offering price of $21.00 an additional aggregate number of shares equal to $37.5 million, subject to certain operational vesting conditions, in exchange for $25.0 million. XM allocated its $25.0 million investment between the two financial instruments, $12.9 million to the Class A common stock and $12.1 million to the warrant. XM accounts for its investment in WSI Class A common stock as available-for-sale securities and accounts for its investment in the warrant under the cost method, subject to other than temporary impairment. WorldSpace provides XM certain programming in exchange for a nominal monthly fee under an amended programming agreement that extends through June 7, 2009.

During the second quarter of 2006, the Company reduced the carrying values of its investments in WSI common stock and warrant due to decreases in fair values that were considered to be other than temporary and recorded impairment charges of $7.3 million and $11.6 million, respectively. WorldSpace’s shares trade publicly on the NASDAQ Stock Exchange under the symbol “WRSP”. The quoted market price on September 30, 2007 was $3.98. Based on the number of shares held by the Company, the fair value of the Company’s investment in WSI common stock was $6.2 million on September 30, 2007. During the three months ended September 30, 2007, the Company reduced the carrying value of its investment in the warrant due to a decrease in fair value that was considered to be other than temporary and recorded an impairment charge of $0.5 million to Loss from impairment of investments in the unaudited Condensed Consolidated Statements of Operations. As of September 30, 2007, the carrying value of the Company’s investments in WSI common stock and warrant was $6.2 million (which included $0.4 million of unrealized gains, net of tax provision) and $0, respectively. As of December 31, 2006, the carrying value of the Company’s investments in WSI common stock and warrant was $5.5 million (which included $0.1 million of unrealized losses) and $0.5 million, respectively.

(5) Deferred Financing Fees

Deferred financing fees consist of the following (in thousands):

	September 30, 2007	December 31, 2006
10% senior secured discount convertible notes due 2009	$1,432	$1,432
9.75% senior notes due 2014	16,091	16,091
Senior floating rate notes due 2013	5,354	5,354
1.75% convertible senior notes due 2009	10,066	10,066
Valuation of warrants issued to related party in conjunction with credit facilities	25,151	25,151
Valuation of warrants issued to related party in conjunction with the issuance of 10% senior secured discount convertible notes	—	540
Mortgages	—	504
Sale-leaseback transaction of XM-4 satellite	4,262	—

Total deferred financing fees	62,356	59,138
Accumulated amortization	(25,802)	(20,537)

Deferred financing fees, net	$36,554	$38,601

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(6) Long-Term Debt

Certain of the Company’s debt instruments and credit facilities contain covenants that include restrictions on indebtedness, mergers, limitations on liens, limitations on dividends, liquidations and sale and leaseback transactions, and also require the maintenance of certain financial ratios. The Company was in compliance with all of its covenants as of September 30, 2007. The Company’s debt instruments and credit facilities permit the debt issued thereunder to be accelerated upon certain events, including the failure to pay principal when due under any of the Company’s other debt instruments or credit facilities subject to materiality thresholds.

The following table presents a summary of the debt activity for the nine months ended September 30, 2007 (in thousands):

	December 31, 2006	Issuances / Additions	Discount Amortization	Principal Payments	September 30, 2007
9.75% senior notes due 2014	$600,000	$—	$—	$—	$600,000
1.75% convertible senior notes due 2009	400,000	—	—	—	400,000
Senior floating rate notes due 2013	200,000	—	—	—	200,000
10% senior secured discount convertible notes due 2009	33,249	—	—	—	33,249
Less: discount	(5,213)	—	1,070	—	(4,143)
Debt of consolidated variable interest entity	—	230,800	—	—	230,800
Mortgages	38,877	—	—	(38,877)	—
Capital leases	33,711	4,854	—	(11,251)	27,314

Total debt	1,300,624	$235,654	$1,070	$ (50,128)	1,487,220

Less: current portion	14,445				13,020

Long-term debt, net of current portion	$1,286,179				$1,474,200

Mortgages

1500 Eckington Place

As of September 30, 2007 and December 31, 2006, the remaining principal balance of the 1500 Eckington Place Mortgage Loan was $0 and $32.4 million, respectively. Principal and interest at a fixed rate of 6.015% was payable monthly until the mortgage was scheduled to mature in September 2014. The mortgage loan was secured by the building and an escrow with a balance of $1.4 million at December 31, 2006. The mortgage loan on this property was retired during February 2007, as further discussed below under the heading “Capital Lease – XM-4 Satellite”, and the Company recorded a de-leveraging charge of $2.2 million.

60 Florida Avenue

As of September 30, 2007 and December 31, 2006, the remaining principal balance of the 60 Florida Avenue Mortgage Loan was $0 and $6.5 million, respectively. Principal and interest at a fixed rate of 8.26% was payable monthly until the mortgage was scheduled to mature in September 2010. The mortgage loan was secured by the building, the land, and an escrow with a balance of $0.3 million at December 31, 2006. The mortgage loan on this property was retired during February 2007, as further discussed below under the heading “Capital Lease – XM-4 Satellite”, and the Company recorded a de-leveraging charge of $0.8 million.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Capital Lease – XM-4 Satellite

On February 13, 2007, the Company entered into a sale-leaseback transaction with respect to the transponders on the XM-4 satellite, which was launched in October 2006 and placed into service during December 2006. The Company sold the XM-4 transponders to Satellite Leasing (702-4) LLT (“Trust”), a third-party trust formed solely for the purpose of facilitating the sale-leaseback transaction. The Trust pooled the funds used to purchase the transponders from a $57.7 million investment by an equity investor and the $230.8 million in proceeds from the issuance of its 10% senior secured notes due 2013 (“Debt of consolidated variable interest entity”). The Company is accounting for the sale and leaseback of the transponders under sale-leaseback accounting with a capital lease, pursuant to SFAS No. 13, Accounting for Leases, as amended. Furthermore, the Company determined that the Trust is a variable interest entity, as that term is defined under FIN No. 46(R), and that the Company is the primary beneficiary of the Trust. Pursuant to FIN No. 46(R), the Company consolidated the Trust into its unaudited Condensed Consolidated Financial Statements.

The Company sold the XM-4 transponders to the Trust owned by Satellite Leasing (702-4) LLC (“Owner participant”) for $288.5 million. XM Satellite Radio Inc. is leasing the transponders for a term of nine years. These lease payment obligations, which are unconditional and guaranteed by XM Satellite Radio Holdings Inc., are senior unsecured obligations and rank equally in right of payment with existing and future senior unsecured obligations. Under the terms of the lease, the Company is obligated to make payments that total $437.4 million, of which $126.6 million is interest, over the nine-year base lease term as follows: $27.9 million in 2007, $33.2 million in 2008, $28.9 million in 2009, $28.4 million in 2010, $71.0 million in 2011 and $248.0 million thereafter.

Throughout the term of the lease, at any time when the Company is not investment grade, the Company will provide credit support to the Owner participant. To provide this credit support, the Company retired the existing mortgages on its headquarters and data center properties in Washington, D.C. and put into place new mortgage liens on those properties in favor of the Owner participant.

The Company will have full operational control over the transponders for the lease term, absent default. The Company is subject to an obligation to sell the XM-4 Bus, the remaining component of the XM-4 satellite, to the lessor for a nominal sum in the event that the Company does not repurchase the transponders at the end of the term.

The Company has an early buyout option in year five, a buy-out right at the end of the lease term and other rights to purchase the transponders or the equity interest in the lessor. The Company also has rights to cause the lessor to effect a refinancing of the notes, and any interest savings from the refinancing would result in reduced lease payments.

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

(7) Equity

Preferred Stock

The Company has authorized 60,000,000 shares of preferred stock, par value $0.01, of which 15,000,000 shares were designated non-voting Series A convertible preferred stock, 3,000,000 shares were designated non-voting 8.25% Series B convertible redeemable preferred stock, and 250,000 shares were designated 8.25% Series C convertible redeemable preferred stock, all of which are convertible into Class A common stock at the option of the holder. Additionally, 250,000 shares were designated as non-voting Series D participating preferred stock in connection with the adoption of the Shareholders’ Rights Plan and are junior to all other classes of preferred stock. The Series A convertible preferred stock receives dividends, if declared, ratably with the common stock. The Series C convertible redeemable preferred stock contains voting and certain consent rights.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

There were 5,393,252 shares of Series A convertible preferred stock issued and outstanding with a liquidation preference of $51.4 million as of September 30, 2007 and December 31, 2006. During 2006, the Company repurchased the Series B convertible redeemable preferred stock and converted the Series C convertible redeemable preferred stock. There were no shares issued and outstanding of the Series B convertible redeemable preferred stock, Series C convertible redeemable preferred stock or Series D preferred stock as of September 30, 2007 and December 31, 2006.

Common Stock

The Company has authorized 600,000,000 shares of Class A common stock, par value of $0.01, of which 314,270,618 and 309,171,874 shares were issued and outstanding as of September 30, 2007 and December 31, 2006, respectively. The Company has authorized 15,000,000 shares of Class C common stock, par value of $0.01, of which no shares were issued and outstanding as of September 30, 2007 and December 31, 2006.

(8) Stock-Based Compensation

The Company has three stock-based compensation plans. It is the practice of the Company to satisfy awards and options granted under these plans through the issuance of new shares. During the three and nine months ended September 30, 2007, the Company recognized compensation expense of $20.0 million and $48.2 million, respectively; while for the comparable periods in 2006, the Company recognized compensation expense of $16.0 million and $42.0 million, respectively. In each of the periods described above, compensation expense was recorded in the unaudited Condensed Consolidated Statements of Operations related to these plans. For a summarized schedule of the distribution of stock-based compensation expense, see the appended footnote to the unaudited Condensed Consolidated Statements of Operations on page 4 of this Form 10-Q. The Company did not capitalize any stock-based compensation cost during the three and nine months ended September 30, 2007 and 2006. The Company did not realize any income tax benefits from stock-based payment plans during the three and nine months ended September 30, 2007 and 2006, as a result of a full valuation allowance that is maintained for substantially all net deferred tax assets.

2007 Stock Incentive Plan

On May 25, 2007, the Company adopted the 2007 Stock Incentive Plan (“2007 Plan”) under which officers, other employees and other key individuals may be granted various types of equity awards, including restricted stock, stock units, stock options, stock appreciation rights, dividend equivalent rights and other stock awards. A total of 25,000,000 shares of the Company’s Class A common stock are reserved for issuance pursuant to these awards. Stock option awards under the 2007 Plan generally vest ratably over three years based on continuous service; while restricted stock generally vests ratably over one or three years based on continuous service. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and expire no later than ten years from the date of grant. Grants of equity awards other than stock options or stock appreciation rights reduce the number of shares available for future grant by 1.5 times the number of shares granted under such equity awards. As of September 30, 2007, there were 17,824,024 shares available under the 2007 Plan for future grant.

1998 Shares Award Plan

On June 1, 1998, the Company adopted the 1998 Shares Award Plan (“1998 Plan”) under which, as amended, employees, consultants and non-employee directors may be granted stock options and restricted stock for up to 25,000,000 shares of the Company’s Class A common stock. Stock option awards and restricted stock awards under the 1998 Plan generally vest ratably over three years based on continuous service. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and expire no later than ten years from the date of grant. As of September 30, 2007, there were 568,161 shares available under the 1998 Plan for future grant.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM Talent Option Plan

In May 2000, the Company adopted the XM Talent Option Plan (“Talent Plan”) under which non-employee programming consultants to the Company may be granted stock options for up to 500,000 shares of the Company’s Class A common stock, which shares are reserved under the Talent Plan. Stock option awards under the Talent Plan generally vest ratably over three years based on continuous service. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and expire no later than ten years from the date of grant. As of September 30, 2007, there were 340,000 options available under the Talent Plan for future grant.

Stock Options—The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three months ended September 30,
	2007	2006
Expected dividend yield	0%	0%
Expected volatility(1)	52%	51%
Risk-free interest rate(2)	4.23%	4.59%
Expected term(3)	6 Years	6 Years

(1)	Expected volatilities are based on implied volatilities from publicly traded options on the Company’s stock.
(2)	The risk-free rate for periods within the contractual term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	The expected term for 2006 and 2007 is calculated as the average between the vesting term and the contractual term, weighted by tranche, pursuant to SAB 107.

A summary of the status of the Company’s aggregate stock option awards under the 2007 Plan, 1998 Plan and the Talent Plan as of September 30, 2007, and activity during the nine months then ended is presented below:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)

Outstanding, January 1, 2007	15,843,884	$17.87
Granted	539,000	$12.35
Exercised	(477,716)	$5.90
Forfeited, cancelled or expired	(389,543)	$23.72

Outstanding, September 30, 2007	15,515,625	$17.90	6.03	$31,014
Vested and expected to vest, September 30, 2007	15,274,805	$17.92	6.03	$30,533
Exercisable, September 30, 2007	12,894,923	$17.61	5.53	$29,418

The per share weighted-average fair value of stock option awards granted during the nine months ended September 30, 2007 and 2006 was $6.30 and $9.60, respectively, on the date of grant. The total intrinsic value on the date of exercise of stock option awards exercised during the nine months ended September 30, 2007 and 2006 was $3.5 million and $6.3 million, respectively. As of September 30, 2007, there was $17.0 million of total unrecognized compensation cost related to stock option awards granted under the 2007 Plan, 1998 Plan and Talent Plan. The weighted-average period over which the compensation expense for these awards is expected to be recognized is 1.58 years as of September 30, 2007.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Restricted Stock—A summary of the status of the Company’s aggregate restricted stock awards under the 2007 Plan and 1998 Plan as of September 30, 2007 and activity during the nine months then ended is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested, January 1, 2007	3,407,026	$19.29
Granted	4,798,051	$11.83
Vested	(923,192)	$21.60
Forfeited	(149,537)	$16.95

Nonvested, September 30, 2007	7,132,348	$14.02

The fair value of each restricted stock award is the market value of the stock, as determined by the last sale price of the Company’s Class A common stock on The NASDAQ Global Select Market as if it were vested and issued on the grant date. As of September 30, 2007 and December 31, 2006, there were $70.3 million and $49.3 million, respectively, of total unrecognized compensation cost related to restricted stock awards granted under the 2007 Plan and 1998 Plan. The weighted-average period over which the compensation expense for these awards is expected to be recognized is 1.96 years as of September 30, 2007.

Employee Stock Purchase Plan

In 1999, the Company established an employee stock purchase plan (“ESPP”) that, as amended, provides for the issuance of 1,000,000 shares. All employees whose customary employment is more than 20 hours per week and for more than five months in any calendar year are eligible to participate in the ESPP, provided that any employee who would own 5% or more of the Company’s total combined voting power immediately after an offering date under the ESPP is not eligible to participate. Eligible employees must authorize the Company to deduct an amount from their pay during offering periods established by the Compensation Committee of the Board of Directors. The purchase price for shares under the ESPP was determined by the Compensation Committee but may not be less than 85% of the lesser of the market price of the common stock on the first or last business day of each offering period, a “look-back option.”

Under the provisions of SFAS No. 123R, Share-Based Payment, the Company’s ESPP is considered a compensatory plan due to the greater than 5% discount and the “look-back option.” Effective January 1, 2006, the Company began recognizing compensation cost related to the ESPP. Compensation expense recognized pursuant to the ESPP is not material to the unaudited Condensed Consolidated Statements of Operations. Effective April 1, 2007, the Company suspended further purchases under the ESPP pursuant to the terms of the February 19, 2007 merger agreement with Sirius. As of September 30, 2007 and 2006, the Company had issued a cumulative total of 744,453 and 693,768 shares, respectively, under the ESPP. The weighted-average grant date fair value per share for shares issued during the nine months ended September 30, 2007 and 2006 was $10.98 and $13.68, respectively. The remaining shares available for issuance under the ESPP as of September 30, 2007 were 255,547.

(9) Related Party Transactions

The Company developed strategic relationships with General Motors (“GM”) and American Honda Motor Co., Inc. (“American Honda”) that were instrumental in the construction and development of its system. In connection with the Company granting to them large supply contracts, both companies have become large investors in the Company and have been granted rights to designate directors or observers to the Company’s board of directors. The negotiation of these supply contracts and investments primarily occurred at or prior to the time both companies became related parties.

The Company is a party to a long-term distribution agreement with GM that provides for the installation of XM radios in GM vehicles, as further described in Note 11. This agreement, as amended, continues to be clarified as the Company’s business operations and

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

working relationship with GM continues to evolve. The Company has an agreement with GM to make available use of the Company’s bandwidth. The Company has arrangements with American Honda relating to the promotion of the XM Service to new car buyers, the use of bandwidth on the XM System and the development of telematics services and technologies. The Company is engaged in activities with GM and American Honda to jointly promote new car buyers to subscribe to the XM Service. Subscriber revenues received from GM and American Honda for these programs are recorded as related party revenue. GM is one of the Company’s shareholders and Chester A. Huber, Jr., the President of OnStar Corporation, a subsidiary of GM, is a member of the Company’s board of directors. John W. Mendel, a member of the Company’s board of directors, is Senior Vice President, automobile operations of American Honda.

In November 2005, the Company entered into a number of agreements (“Agreements”) with XM Canada that provide XM Canada with exclusive rights to offer XM satellite digital radio service in Canada. The Agreements have an initial term of ten years and XM Canada has the unilateral option to extend the term of the Agreements for an additional five years at no additional cost beyond the current financial arrangements. XM Canada has expressed its intent to exercise this option at the end of the initial term of the Agreements. The various deliverables of these Agreements are considered a single accounting unit in accordance with EITF No. 00-21, and as such are accounted for as follows:

•

The offset to the $152.1 million fair value of the shares received (see Note 4, under the heading “Equity Method Investment and Available-for-Sale Debt Securities”) is recorded as Deferred income on the Company’s Condensed Consolidated Balance Sheets and amortized on a straight-line basis into income over the 15-year expected term of the Agreements. As of September 30, 2007 and December 31, 2006, the Deferred income balance related to the initial fair value of shares received was $131.2 million and $138.6 million, respectively.

•

The Company receives a 15% royalty fee for all subscriber fees earned by XM Canada each month for its basic service and a nominal activation fee for each gross activation of an XM Canada subscriber on the Company’s system. Beginning in 2006, XM began to accrue for, and record as revenue, royalties and activation fees related to XM Canada’s subscribers. This revenue is recognized on a straight-line basis over the remaining expected term of the Agreements. The unrecognized portion is recorded as Deferred income. As of September 30, 2007 and December 31, 2006, the Deferred income balance related to the subscriber revenue royalty and activation fees was $4.8 million and $2.0 million, respectively.

•

XM Canada will pay the Company $69.1 million for the rights to broadcast and market National Hockey League (“NHL”) games for the 10-year term of the Company’s contract with the NHL. The $69.1 million payment is comprised of $57.0 million in license fees and $12.1 million in advertising costs and is required to be paid in ten annual installments ranging from $5.3 million to $7.5 million per year. In accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company recognizes these payments on a gross basis as a principal.

The Company recognized the following as Other revenue in the unaudited Condensed Consolidated Statement of Operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Amortization of XM Canada investment	$2,498	$2,520	$7,495	$7,561
Subscriber revenue royalty and activation fees	88	23	214	221
Advertising cost reimbursements	—	—	667	750
License fees	1,125	1,125	3,375	3,375

XM has provided XM Canada with a C$45 million standby credit facility which can only be utilized to finance purchases of terrestrial repeaters or for the payment of subscription fees to XM. The facility matures on December 31, 2012 and bears interest at a rate of 9% per annum. XM has the right to convert unpaid principal amounts into Class A subordinate voting shares of XM Canada at the price of C$16.00 per share. As of September 30, 2007, XM Canada has drawn $2.5 million on this facility in lieu of payment of subscription fees.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

During 2006, XM recognized a $4.5 million gain as Other income related to the sale of 78 terrestrial repeaters to XM Canada during 2005. XM Canada purchased these repeaters from XM at their original cost.

The Company had the following related party balances as of September 30, 2007 and December 31, 2006 (in thousands):

	Due from		Prepaid expense		Due to
	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
GM	$7,980	$8,149	$220,110	$227,658	$58,622	$44,975
American Honda	1,881	5,842	—	—	5,044	1,484
XM Canada	6,318	1,577	—	—	—	—

Total	$16,179	$15,568	$220,110	$227,658	$63,666	$46,459

The Company earned the following total revenue, primarily consisting of subscriptions, in connection with sales to related parties described above (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
GM	$9,917	$7,232	$24,798	$20,051
American Honda	4,798	4,286	13,759	12,711
XM Canada	3,711	3,668	11,751	11,907

Total	$18,426	$15,186	$50,308	$44,669

The Company has relied upon certain related parties for technical, marketing and other services. The Company has incurred the following costs in transactions with the related parties described above (in thousands):

	Three months ended September 30, 2007		Three months ended September 30, 2006
	GM	American Honda	GM	American Honda
Research & development	$—	$—	$—	$1,250
Customer care & billing operations	72	—	75	—
Revenue share & royalties	28,514	268	16,407	—
Marketing	52,299	2,542	32,194	817

Total	$80,885	$2,810	$48,676	$2,067

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Nine months ended September 30, 2007		Nine months ended September 30, 2006
	GM	American Honda	GM	American Honda
Research & development	$—	$—	$—	$3,750
Customer care & billing operations	175	—	263	—
Revenue share & royalties	79,369	340	54,141	—
Marketing	133,122	4,897	108,040	1,762

Total	$212,666	$5,237	$162,444	$5,512

(10) Supplemental Cash Flows Disclosures

The Company paid $59.6 million and $30.3 million for interest, net of amounts capitalized to System under construction of $4.3 million and $18.0 million, during the nine months ended September 30, 2007 and 2006, respectively. Additionally, the Company incurred the following non-cash financing and investing activities (in thousands):

	Nine months ended September 30,
	2007	2006
Accrued system construction costs	$—	$59,202
Conversion of 10% senior secured discount convertible notes due 2009 to Class A common stock	—	79,940
Non-cash loss from de-leveraging transactions	—	73,367
Write-off of deferred financing costs to equity in connection with the conversion of 10% Senior secured discount convertible notes due 2009	—	2,152
Property acquired through capital leases	4,854	31,643

(11) Commitments and Contingencies

Satellite System

Satellite Deployment Plan—The Company currently operates four satellites in-orbit. The Company launched its first two satellites, XM-1 and XM-2, in the first half of 2001 prior to the commencement of commercial operations. Currently, XM-1 and XM-2 function as in-orbit spares. In February 2005, the Company launched its third satellite, XM-3, which has been used to transmit XM service since April 2005. In October 2006, the Company launched its fourth satellite, XM-4, which has been used to transmit XM service since December 2006. In 2005, XM entered into a contract to construct a fifth satellite, XM-5, which is expected to be completed in late 2008 / early 2009 for use as a ground spare or to be available for launch as needed.

Satellite Contracts—As of September 30, 2007, the Company has paid $967.3 million, including manufacturing and launch costs, financing charges (excluding sale leaseback charges), in-orbit performance incentives and additional costs for collocation, under its various satellite and launch services contracts. The Company originally entered into a satellite and launch services contract for XM-1, XM-2 and XM-3 with Boeing Satellite Systems International, Inc. (“BSS”) in March 1998 and subsequently amended the contract as required (including the manufacture of XM-4). XM has fully paid its contractual obligations to BSS, except for XM-3 and XM-4 performance incentive payments which are accrued to Satellite & terrestrial expense when certain performance criteria are met pursuant to the satellite contracts. In August 2003, XM contracted with Sea Launch Company, LLC (“Sea Launch”) for the associated launch services for XM-4, and in September 2006, the Company exercised an option in the Sea Launch contract for launch services for XM-5. In June 2005, the Company awarded a contract to Space Systems/Loral (“SS/L”) for the design and construction of XM-5.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM-3—BSS has the right to earn performance incentives of up to $25.9 million, plus interest, based on the in-orbit performance of XM-3 over its design life of fifteen years. As of September 30, 2007, the Company has paid $3.8 million of those performance incentives. The Company has in-orbit insurance for XM-3 through February 2008.

XM-4—BSS has the right to earn performance incentives of up to $12.0 million, plus interest, over the first twelve years of in-orbit life, up to an additional $7.5 million for high performance (above baseline specifications) during the first fifteen years of in-orbit life and up to an additional $10.0 million for continued high performance across the five year period beyond the fifteen year design life. As of September 30, 2007, the Company has paid $0.8 million of those performance incentives. The Company has in-orbit insurance for a portion of the XM-4 sum insured that expires in December 2011 and in-orbit insurance for the remainder of the sum insured that expires in October 2008. These policies run concurrently. In February 2007, the Company entered into a sale-leaseback of the transponders on the XM-4 satellite. See Note 6 under the heading “Capital Lease - XM-4 Satellite”.

XM-5—In 2005, XM entered into a contract with SS/L to construct XM-5. On July 15, 2003, SS/L, its parent (Loral Space & Communications Ltd.) and certain other affiliated entities (collectively, the “Debtors”) commenced voluntary Chapter 11 bankruptcy cases under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”). Pursuant to an order entered on July 20, 2005, the Court approved the Company’s contract with SS/L. On August 1, 2005, the Court entered an order confirming the Debtors’ Fourth Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Reorganization Plan”). The Reorganization Plan became effective on November 21, 2005. Pursuant to the terms of the Company’s contract with SS/L, the Company may make construction payments on XM-5 into an escrow account until the occurrence of an “Emergence Date” as defined in the contract. As of September 30, 2007, the Company has paid $123.5 million with respect to the XM-5 construction and launch services, excluding financing charges. In August 2007, the contract with SS/L was amended to defer payments on the remaining XM-5 satellite construction costs until the earlier of post launch or January 2010.

GM Distribution Agreement

The Company has a long-term distribution agreement with GM. During the term of the agreement, which expires in 2013, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. Under the distribution agreement, the Company is required to make a subscriber acquisition payment to GM for each person who becomes and remains an XM subscriber through the purchase of a GM vehicle.

In April 2006, the Company amended the distribution agreement pursuant to which the Company made a prepayment in May 2006 in the amount of $237.0 million to GM to retire at a discount $320.3 million of the remaining fixed payment obligations that would have come due in 2007, 2008 and 2009. The April 2006 amendments eliminated the Company’s ability to make up to $35.0 million of subscriber acquisition payments in shares of the Company’s Class A common stock. In addition, the Company’s credit facility with GM was increased from $100.0 million to $150.0 million. The facility will terminate, and all draws will become due, upon the earlier of December 31, 2009 and six months after the Company achieves investment grade status. The amendments also provide that the security arrangements on the GM facility will be unsecured until the first draw under the Company’s bank credit facility and then secured on a second priority basis behind the secured indebtedness permitted to be incurred under the bank credit facility. As of September 30, 2007, the Company has $26.0 million of current prepaid expense to related party and $130.1 million of non-current prepaid expense to related party in connection with the guaranteed fixed payments, as the result of the $237.0 million prepayment in May 2006.

In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to the Company’s service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than eight million GM vehicles with installed XM radios (at which point the percentage remains constant). Accordingly, the revenue share expense is recognized as the related subscription revenue is earned. As of September 30, 2007, the Company has $50.7 million of current prepaid expense to related party and $13.3 million of non-current prepaid expense to related party in connection with this revenue sharing arrangement. As part of the agreement, GM provides certain call-center related services directly to XM subscribers who are also GM customers for which the Company must

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

reimburse GM. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a common receiver platform or capable of receiving Sirius Satellite Radio’s service. The agreement was subject to renegotiation in November 2005 and will be subject to renegotiation at two-year intervals thereafter, if GM did or does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service. The specified installation level of 1,240,000 units by November 2005 was achieved in 2004. The specified installation levels in future years are the lesser of 600,000 units per year or amounts proportionate to targets in the satellite digital radio service industry. There can be no assurances as to the outcome of any such renegotiations. GM’s exclusivity obligations will discontinue if, by November 2007 and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum share levels in the satellite digital radio service industry. The Company believes it was exceeding the minimum levels at September 30, 2007. For the three and nine months ended September 30, 2007, the Company incurred total costs of $80.9 million and $212.7 million, respectively; while for the comparable periods in 2006, the Company incurred total costs of $48.7 million and $162.4 million, respectively, under the distribution agreement.

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

Litigation and Arbitration

Copyright Royalty Board Arbitration—The Company has recently completed the hearing phase of a Copyright Royalty Board (CRB) proceeding to set the royalty rate payable by the Company under the statutory license covering its performance of sound recordings over the XM system for the six-year period starting in January 2007. The Company anticipates that the CRB will render its decision by the end of 2007.

The Company and Sirius have proposed initially paying $1.60 per featured play of each post-1971 copyrighted sound recording for this statutory license, which would translate into a rate of approximately 1.20% of each of their expected adjusted gross revenues in 2007 (based on current annual number of featured plays), and increasing the per featured play rate in each subsequent year over the term of the license by the percentage increase in the Company’s and Sirius’ subscribers during the previous year.

SoundExchange, a collective operated on behalf of owners of copyrighted recordings, such as the major record labels, has proposed a set of rates (including a per broadcast per subscriber rate), effectively ranging from 8% of adjusted gross revenues at the outset of the term to as high as 23% over the term of the license (adjusted for CPI increases), depending on levels of subscribers attained.

There can be no assurance regarding the ultimate outcome of these matters, or their significance to the Company’s business, consolidated results of operations or financial position.

Separately, the Company has settled the royalty rate payable by the Company under the statutory license covering its performance of sound recordings over XM channels transmitted over the DIRECTV satellite television system, and that CRB proceeding has concluded.

Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc and Warner Bros. Records Inc. v. XM Satellite Radio Inc.—Plaintiffs filed this action in the United States District Court for the Southern District of New York on May 16, 2006. The complaint seeks monetary damages and equitable relief, alleging that recently introduced XM radios that also have MP3 functionality infringe upon plaintiffs’ copyrighted sound recordings. The Company’s motion to dismiss this matter was denied in January 2007. The Company believes these allegations are without merit and that these products comply with applicable copyright law, including the Audio Home Recording Act, and intends to vigorously defend the matter. Music publishing companies and certain other record

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

companies also have filed lawsuits, purportedly on a class basis, with similar allegations. There can be no assurance regarding the ultimate outcome of these matters, or the significance, if any, to the Company’s business, consolidated results of operations or financial position.

Matthew Enderlin v. XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc.—Plaintiff filed this action in the United States District Court for the Eastern District of Arkansas on January 10, 2006 on behalf of a purported nationwide class of all XM subscribers. The complaint alleges that the Company engaged in a deceptive trade practice under Arkansas and other state laws by representing that its music channels are commercial-free. The Company has filed an answer to the complaint and instituted arbitration with the American Arbitration Association pursuant to the compulsory arbitration clause in its customer service agreement. The arbitration has been stayed pending judicial determination of Enderlin’s objections to the arbitration. The United States Court of Appeals for the Eighth Circuit held on April 17, 2007 that those objections are to be decided by the trial court, not the arbitrator. The Company believes the suit is without merit and intends to vigorously defend the matter. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to the Company’s business, consolidated results of operations or financial position.

Regulatory Matters and Inquiries

Federal Communications Commission (“FCC”)

FCC Receiver Matter—As the Company has previously disclosed, it has received inquiries from, and responded to, the FCC regarding FM modulator wireless transmitters in various XM radios not in compliance with permissible emission limits. No health or safety issues have been involved with these wireless XM radios. The Company has implemented a series of design and installation modifications, and the Company has obtained new certifications for numerous models of modified XM radios using its new SureConnect technology. In addition, the Company has implemented a regulatory compliance plan, including the appointment of an FCC regulatory compliance officer, to monitor FCC regulatory compliance, specifically with reference to the design, verification/certification, and production of XM radio receivers. The Company has been submitting documents to the FCC and is in discussions with the FCC to resolve this matter. The Company cannot predict at this time the extent of any further actions that it will need to undertake or any financial obligations it may incur. There can be no assurance regarding the ultimate outcome of this matter, or its significance to the Company’s business, consolidated results of operations or financial position.

FCC Repeater Network Matter—In October 2006, the Company filed for both a 30-day Special Temporary Authority (“STA”) and a 180-day STA with respect to its terrestrial repeater network, seeking authority to continue to operate its entire repeater network despite the fact that the technical characteristics of certain repeaters, as built, differ from the technical characteristics in the original STAs granted for its repeater network. These differences include some repeaters not being built in the exact locations, or with the same antenna heights, power levels, or antenna characteristics than set forth in the earlier STAs. Prior to making these filings, the Company reduced the power or discontinued operation of certain repeaters. As a result, the Company believes that service quality in portions of the affected metro areas has been somewhat reduced, including in terms of more frequent interruptions and/or occasional outages to the service. There has been no impact on the satellite signal. The Company continues to hold meetings with the staff of the FCC regarding these matters. In February 2007, the Company received a letter of inquiry from the FCC relating to these matters, to which the Company has responded. This proceeding may result in the imposition of financial penalties against the Company or adverse changes to the Company’s repeater network resulting from having repeaters turned off or otherwise modified in a manner that would reduce service quality in the affected areas. There can be no assurance regarding the ultimate outcome of this matter, or its significance to the Company’s business, consolidated results of operations or financial position.

These STA requests are distinct from (and if granted would modify) the STAs originally granted by the FCC relating to the Company’s commencing and continuing operation of the repeater network. As the Company has been disclosing for many years, the FCC has not yet issued final rules permitting the Company (or Sirius) to deploy terrestrial repeaters, and the Company has been deploying and operating its repeater network based on those early STAs and requests the Company has filed previously to extend the time periods of those STAs, which have expired. The Company (and Sirius) and others have been requesting that the FCC establish final rules for repeater deployment.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Federal Trade Commission (“FTC”)

FTC Inquiry—On April 25, 2006, the Company received a letter from the FTC stating that they are conducting an inquiry into whether its activities are in compliance with various acts, including the FTC Act, the Telemarketing Sales Rule, the Truth in Lending Act and the CAN-SPAM Act. This letter requests information about a variety of the Company’s marketing activities, including free trial periods, rebates, telemarketing activities, billing and customer complaints.

The Company has been submitting documents to the agency in response to the letter and is cooperating fully with this inquiry. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to the Company’s business, consolidated results of operations or financial position.

Securities and Exchange Commission (“SEC”)

SEC Inquiry—As previously disclosed, the Staff of the SEC has requested that the Company voluntarily provide documents to the Staff, including information relating to its subscriber targets, costs associated with attempting to reach those targets during the third and fourth quarters of 2005, the departure of Mr. Roberts from its board of directors, its historic practices regarding stock options and certain other matters. In this connection, the Company retained outside counsel, who engaged an independent accounting advisor, to conduct a review of its stock option practices. The inquiry did not reveal the existence of material errors in any prior financial statements.

The Company has been submitting documents to the SEC in response to their requests and is cooperating fully with this inquiry. There can be no assurance regarding the ultimate outcome of these SEC matters, or the significance, if any, to the Company’s business, consolidated results of operations or financial position.

Leases

In February 2007, the Company entered into a sale-leaseback transaction of the transponders on the XM-4 satellite. For a further discussion, see Note 6, under the heading “Capital Lease — XM-4 Satellite”.

The Company has noncancelable operating leases for terrestrial repeater sites, office space, and software, and noncancelable capital leases for equipment that expire over the next fifteen years. Additionally, the Company owns several buildings and leases a portion of the space to other entities.

Separation Agreement

The Company announced on July 24, 2007 the departure of its Chief Executive Officer (“CEO”), effective on August 10, 2007. Pursuant to an employment agreement dated August 6, 2004, as amended, the Company recognized approximately $8.1 million in compensation expense as a result of the accelerated vesting of certain stock-based awards and the payment of certain amounts. The Company deposited approximately $4.8 million into a deferred compensation trust for the benefit of its former CEO, which trust has been consolidated for accounting purposes and presented as Prepaid and other current assets with an offset to Accrued expenses in the unaudited Condensed Consolidated Balance Sheet as of September 30, 2007.

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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF SEPTEMBER 30, 2007

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$76,812	$—	$16	$—	$—	$76,828	$153,964	$—	$395	$—	$231,187
Accounts receivable, net	42,085	—	—	—	—	42,085	—	—	—	—	42,085
Due from subsidiaries/affiliates	3,895	386,094	40,214	668,935	(1,099,095)	43	7,023	—	36,471	(43,537)	—
Due from related parties	13,713	—	—	—	—	13,713	16	—	—	—	13,729
Related party prepaid expenses	76,721	—	—	—	—	76,721	—	—	—	—	76,721
Prepaid programming content	41,613	—	—	—	—	41,613	—	—	—	—	41,613
Prepaid and other current assets	43,134	—	—	—	—	43,134	1,396	30,726	856	(31,850)	44,262

Total current assets	297,973	386,094	40,230	668,935	(1,099,095)	294,137	162,399	30,726	37,722	(75,387)	449,597
Restricted investments	186	—	—	—	—	186	—	—	10	—	196
System under construction	—	—	—	—	—	—	145,849	—	—	—	145,849
Property and equipment, net	638,587	—	17,803	—	—	656,390	49,092	—	39,073	(5,234)	739,321
Investment in subsidiary/affiliates	1,192,331	—	—	—	(1,192,331)	—	(594,696)	—	—	594,696	—
DARS license	—	141,412	—	—	—	141,412	—	—	—	—	141,412
Intangibles, net	3,697	—	—	—	—	3,697	—	—	—	—	3,697
Deferred financing fees, net	32,041	—	—	—	—	32,041	4,513	—	—	—	36,554
Due from related party	2,450	—	—	—	—	2,450	—	—	—	—	2,450
Related party prepaid expenses	143,389	—	—	—	—	143,389	—	—	—	—	143,389
Investments	—	—	—	—	—	—	42,682	—	—	—	42,682
Prepaid and other assets	1,835	—	—	—	—	1,835	—	494,562	1,975	(494,562)	3,810

Total assets	$2,312,489	$527,506	$58,033	$668,935	$(2,291,426)	$1,275,537	$(190,161)	$525,288	$78,780	$19,513	$1,708,957

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF SEPTEMBER 30, 2007

(Continued)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current liabilities:
Accounts payable	$40,241	$—	$—	$—	$—	$40,241	$263	$379	$(2)	$(379)	$40,502
Accrued expenses	149,474	—	125	—	—	149,599	43	—	—	(442)	149,200
Accrued satellite liability	—	—	—	—	—	—	—	—	—	—	—
Accrued interest	36,902	—	—	—	—	36,902	2,333	7,572	—	(7,301)	39,506
Current portion of long-term debt	42,237	—	—	—	—	42,237	—	—	—	(29,217)	13,020
Due to related parties	63,666	—	—	—	—	63,666	—	—	—	—	63,666
Due to subsidiary/affiliates	1,071,466	270	2,461	25,576	(1,099,075)	698	—	—	6,851	(7,549)	—
Subscriber deferred revenue	378,259	—	—	—	—	378,259	—	—	—	—	378,259
Deferred income	—	—	—	—	—	—	13,338	30,726	—	(34,149)	9,915

Total current liabilities	1,782,245	270	2,586	25,576	(1,099,075)	711,602	15,977	38,677	6,849	(79,037)	694,068
Long-term debt, net of current portion	1,077,136	—	—	—	—	1,077,136	400,000	230,800	—	(233,736)	1,474,200
Subscriber deferred revenue, net of current portion	96,670	—	—	—	—	96,670	—	—	—	—	96,670
Deferred income, net of current portion	4,765	—	—	—	—	4,765	148,607	195,434	—	(222,801)	126,005
Other non-current liabilities	13,001	33,691	—	—	—	46,692	34,854	—	(1,315)	(38,582)	41,649

Total liabilities	2,973,817	33,961	2,586	25,576	(1,099,075)	1,936,865	599,438	464,911	5,534	(574,156)	2,432,592

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF SEPTEMBER 30, 2007

(Continued)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Commitments and contingencies
Minority interest	—	—	—	—	—	—	—	—	—	65,964	65,964
Stockholders’ equity (deficit):
Capital stock	—	—	—	—	—	—	3,125	—	—	—	3,125
Accumulated other comprehensive income	138	—	—	—	—	138	8,254	—	—	(138)	8,254
Additional paid-in-capital	3,196,115	146,271	60,759	286,765	(493,795)	3,196,115	3,141,061	52,112	47,064	(3,295,291)	3,141,061
Retained earnings (deficit)	(3,857,581)	347,274	(5,312)	356,594	(698,556)	(3,857,581)	(3,942,039)	8,265	26,182	3,823,134	(3,942,039)

Total stockholders’ equity (deficit)	(661,328)	493,545	55,447	643,359	(1,192,351)	(661,328)	(789,599)	60,377	73,246	527,705	(789,599)

Total liabilities and stockholders’ equity (deficit)	$2,312,489	$527,506	$58,033	$668,935	$(2,291,426)	$1,275,537	$(190,161)	$525,288	$78,780	$19,513	$1,708,957

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2006

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$92,445	$—	$32	$—	$—	$92,477	$125,593	$—	$146	$—	$218,216
Accounts receivable, net	62,293	—	—	—	—	62,293	—	—	—	—	62,293
Due from subsidiaries/affiliates	3,645	267,724	31,251	624,991	(927,582)	29	—	—	29,235	(29,264)	—
Due from related parties	15,568	—	—	—	—	15,568	—	—	—	—	15,568
Related party prepaid expenses	66,946	—	—	—	—	66,946	—	—	—	—	66,946
Prepaid programming content	28,172	—	—	—	—	28,172	—	—	—	—	28,172
Prepaid and other current assets	40,711	—	—	—	—	40,711	1,280	—	597	(1,125)	41,463

Total current assets	309,780	267,724	31,283	624,991	(927,582)	306,196	126,873	—	29,978	(30,389)	432,658
Restricted investments	386	—	—	—	—	386	—	—	1,712	—	2,098
System under construction	—	—	—	—	—	—	126,049	—	—	—	126,049
Property and equipment, net	475,521	—	26,895	—	—	502,416	311,767	—	40,578	(5,099)	849,662
Investment in subsidiary/affiliates	1,032,642	—	—	—	(1,032,642)	—	(379,419)	—	—	379,419	—
DARS license	—	141,387	—	—	—	141,387	—	—	—	—	141,387
Intangibles, net	4,640	—	—	—	—	4,640	—	—	—	—	4,640
Deferred financing fees, net	32,185	—	—	—	—	32,185	6,025	—	391	—	38,601
Related party prepaid expenses	160,712	—	—	—	—	160,712	—	—	—	—	160,712
Investments	—	—	—	—	—	—	80,592	—	—	—	80,592
Prepaid and other assets	2,315	—	—	—	—	2,315	—	—	1,904	—	4,219

Total assets	$2,018,181	$409,111	$58,178	$624,991	$(1,960,224)	$1,150,237	$271,887	$—	$74,563	$343,931	$1,840,618

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2006

(Continued)

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

(Continued)

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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$821,317	$118,370	$8,222	$—	$(126,592)	$821,317	$7,494	$22,761	$7,865	$(30,594)	$828,843
Cost of revenue	523,001	—	21	—	342	523,364	—	—	888	(5,866)	518,386
Research & development	23,812	—	—	—	—	23,812	—	—	—	—	23,812
General & administrative	115,014	—	—	—	—	115,014	361	—	1,372	(393)	116,354
Marketing	339,608	—	—	—	—	339,608	—	—	—	—	339,608
Depreciation & amortization	131,640	—	9,092	—	—	140,732	2,659	—	1,505	(5,107)	139,789

Total operating expenses	1,133,075	—	9,113	—	342	1,142,530	3,020	—	3,765	(11,366)	1,137,949

Operating income (loss)	(311,758)	118,370	(891)	—	(126,934)	(321,213)	4,474	22,761	4,100	(19,228)	(309,106)
Other income (expense):
Interest income	4,608	—	514	43,944	(44,458)	4,608	6,669	—	—	—	11,277
Interest expense	(133,357)	—	—	(514)	44,458	(89,413)	(2,797)	(14,496)	(517)	19,434	(87,789)
Loss from de-leveraging transactions	—	—	—	—	—	—	—	—	(2,965)	—	(2,965)
Loss from impairment of investments	—	—	—	—	—	—	(36,305)	—	—	—	(36,305)
Equity in net loss of affiliate	—	—	—	—	—	—	(12,723)	—	—	—	(12,723)
Minority interest	—	—	—	—	—	—	—	—	—	(8,265)	(8,265)
Other income (expense)	32,607	—	—	—	(32,756)	(149)	(403,864)	—	—	405,256	1,243

Net income (loss) before income taxes	(407,900)	118,370	(377)	43,430	(159,690)	(406,167)	(444,546)	8,265	618	397,197	(444,633)

Benefit from (provision for) deferred income taxes	87	(1,733)	—	—	—	(1,646)	983	—	—	1,733	1,070

Net income (loss)	$(407,813)	$116,637	$(377)	$43,430	$(159,690)	$(407,813)	$(443,563)	$8,265	$618	$398,930	$(443,563)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$284,957	$41,145	$2,741	$—	$(43,886)	$284,957	$2,498	$9,050	$2,668	$(11,717)	$287,456
Cost of revenue	178,335	—	11	—	114	178,460	—	—	294	(1,992)	176,762
Research & development	8,343	—	—	—	—	8,343	—	—	—	—	8,343
General & administrative	46,362	—	—	—	—	46,362	68	—	3	(132)	46,301
Marketing	122,717	—	—	—	—	122,717	—	—	—	—	122,717
Depreciation & amortization	44,923	—	2,998	—	—	47,921	48	—	501	(2,068)	46,402

Total operating expenses	400,680	—	3,009	—	114	403,803	116	—	798	(4,192)	400,525

Operating income (loss)	(115,723)	41,145	(268)	—	(44,000)	(118,846)	2,382	9,050	1,870	(7,525)	(113,069)
Other income (expense):
Interest income	1,286	—	182	14,809	(14,991)	1,286	2,209	—	—	—	3,495
Interest expense	(44,017)	—	—	(182)	14,991	(29,208)	(506)	(5,748)	—	7,705	(27,757)
Loss from de-leveraging transactions	—	—	—	—	—	—	—	—	—	—	—
Loss from impairment of investments	—	—	—	—	—	—	(481)	—	—	—	(481)
Equity in net loss of affiliate	—	—	—	—	—	—	(4,546)	—	—	—	(4,546)
Minority interest	—	—	—	—	—	—	—	—	—	(3,302)	(3,302)
Other income (expense)	11,012	—	—	—	(11,109)	(97)	(144,271)	—	—	144,755	387

Net income (loss) before income taxes	(147,442)	41,145	(86)	14,627	(55,109)	(146,865)	(145,213)	3,302	1,870	141,633	(145,273)

Benefit from (provision for) deferred income taxes	59	(577)	—	—	—	(518)	(165)	—	—	578	(105)

Net income (loss)	$(147,383)	$40,568	$(86)	$14,627	$(55,109)	$(147,383)	$(145,378)	$3,302	$1,870	$142,211	$(145,378)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$668,725	$97,120	$8,201	$—	$(105,321)	$668,725	$7,561	$—	$7,620	$(7,611)	$676,295
Cost of revenue	423,817	—	24	—	357	424,198	—	—	513	(5,710)	419,001
Research & development	28,348	—	—	—	—	28,348	—	—	—	—	28,348
General & administrative	58,352	—	—	—	—	58,352	348	—	(26)	(375)	58,299
Marketing	309,022	—	—	—	—	309,022	—	—	—	—	309,022
Depreciation & amortization	110,581		9,870	—	—	120,451	2,880	—	1,506	—	124,837

Total operating expenses	930,120	—	9,894	—	357	940,371	3,228	—	1,993	(6,085)	939,507

Operating income (loss)	(261,395)	97,120	(1,693)	—	(105,678)	(271,646)	4,333	—	5,627	(1,526)	(263,212)
Other income (expense):
Interest income	2,614	—	572	43,945	(44,460)	2,671	15,068	—	426	—	18,165
Interest expense	(128,720)	—	—	(516)	44,460	(84,776)	(907)	—	(663)	—	(86,346)
Loss from de-leveraging transactions	(100,120)	—	—	—	—	(100,120)	(626)	—	—	—	(100,746)
Loss from impairment of investments	—	—	—	—	—	—	(18,926)	—	—	—	(18,926)
Equity in net loss of affiliate	—	—	—	—	—	—	(17,943)	—	—	—	(17,943)
Other income (expense)	36,282	—	4,304	—	(36,321)	4,265	(444,398)	—	1	445,741	5,609

Net income (loss) before income taxes	(451,339)	97,120	3,183	43,429	(141,999)	(449,606)	(463,399)	—	5,391	444,215	(463,399)

Benefit from (provision for) deferred income taxes	—	(1,733)	—	—	—	(1,733)	1,251	—	—	1,733	1,251

Net income (loss)	$(451,339)	$95,387	$3,183	$43,429	$(141,999)	$(451,339)	$(462,148)	$—	$5,391	$445,948	$(462,148)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$237,921	$35,032	$2,741	$—	$(37,780)	$237,914	$2,521	$—	$2,541	$(2,532)	$240,444
Cost of revenue	140,234	—	7	—	112	140,353	—	—	204	(1,897)	138,660
Research & development	8,849	—	—	—	—	8,849	—	—	—	—	8,849
General & administrative	22,022	—	—	—	—	22,022	101	—	—	(126)	21,997
Marketing	88,589	—	—	—	—	88,589	—	—	—	—	88,589
Depreciation & amortization	38,359	—	3,285	—	—	41,644	963	—	502	—	43,109

Total operating expenses	298,053	—	3,292	—	112	301,457	1,064	—	706	(2,023)	301,204

Operating income (loss)	(60,132)	35,032	(551)	—	(37,892)	(63,543)	1,457	—	1,835	(509)	(60,760)
Other income (expense):
Interest income	1,181	—	181	14,810	(14,991)	1,181	3,984	—	51	—	5,216
Interest expense	(38,096)	—	—	(182)	14,991	(23,287)	(64)	—	(443)	—	(23,794)
Loss from de-leveraging transactions	(21)	—	—	—	—	(21)	—	—	—	—	(21)
Loss from impairment of investments	—	—	—	—	—	—	—	—	—	—	—
Equity in net loss of affiliate	—	—	—	—	—	—	(4,853)	—	—	—	(4,853)
Other income (expense)	10,785	—	—	—	(10,821)	(36)	(85,594)	—	—	86,817	1,187

Net income (loss) before income taxes	(86,283)	35,032	(370)	14,628	(48,713)	(85,706)	(85,070)	—	1,443	86,308	(83,025)

Benefit from (provision for) deferred income taxes	—	(577)	—	—	—	(577)	1,251	—	—	(1,468)	(794)

Net income (loss)	$(86,283)	$34,455	$(370)	$14,628	$(48,713)	$(86,283)	$(83,819)	$—	$1,443	$84,840	$(83,819)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash (used in) provided by operating activities	$(112,837)	$25	$11,235	$—	$—	$(101,577)	$(39,890)	$5,209	$40,389	$—	$(95,869)
Cash flows from investing activities:
Purchase of property and equipment	(42,454)	(25)	—	—	—	(42,479)	(607)	(288,500)	—	288,500	(43,086)
Additions to system under construction	(113)	—	—	—	—	(113)	(78,562)	—	—	—	(78,675)
Proceeds from sale of assets	—	—	—	—	—	—	288,500	—	—	(288,500)	—
Net maturity (purchase) of restricted investments	199	—	—	—	—	199	—	—	1,702	—	1,901

Net cash (used in) provided by investing activities	(42,368)	(25)	—	—	—	(42,393)	209,331	(288,500)	1,702	—	(119,860)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	4,389	—	—	—	4,389
Capital contributions from Holdings	145,459	—	—	—	—	145,459	(145,459)	—	—	—	—
Capital contributions from outside investor to minority interest	—	—	—	—	—	—	—	57,700	—	(57,700)	—
Proceeds from issuance of debt by minority interest	—	—	—	—	—	—	—	230,800	—	(230,800)	—
Proceeds from financing of a consolidated entity	—	—	—	—	—	—	—	—	—	288,500	288,500
Payment on borrowings of a consolidated entity	—	—	—	—	—	—	—	(5,209)	—	—	(5,209)
Repayment of mortgages on corporate facilities	—	—	—	—	—	—	—	—	(38,877)	—	(38,877)
Payment of premiums on de-leveraging transactions	—	—	—	—	—	—	—	—	(2,965)	—	(2,965)
Payments on other borrowings	—	—	(11,251)	—	—	(11,251)	—	—	—	—	(11,251)
Deferred financing costs	(4,262)	—	—	—	—	(4,262)	—	—	—	—	(4,262)
Other, net	(1,625)	—	—	—	—	(1,625)	—	—	—	—	(1,625)

Net cash provided by (used in) financing activities	139,572	—	(11,251)	—	—	128,321	(141,070)	283,291	(41,842)	—	228,700

Net increase (decrease) in cash and cash equivalents	(15,633)	—	(16)	—	—	(15,649)	28,371	—	249	—	12,971
Cash and cash equivalents at beginning of period	92,445	—	32	—	—	92,477	125,593	—	146	—	218,216

Cash and cash equivalents at end of period	$76,812	$—	$16	$—	$—	$76,828	$153,964	$—	$395	$—	$231,187

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash (used in) provided by operating activities	$(514,009)	$—	$1,730	$—	$—	$(512,279)	$24,246	$—	$(17,098)	$—	$(505,131)
Cash flows from investing activities:
Purchase of property and equipment	(46,303)	—	—	—	—	(46,303)	—	—	—	—	(46,303)
Additions to system under construction	—	—	—	—	—	—	(120,904)	—	—	—	(120,904)
Proceeds from sale of assets	—	—	7,182	—	—	7,182	—	—	—	—	7,182
Net maturity (purchase) of restricted investments	—	—	—	—	—	—	—	—	2,815	—	2,815

Net cash (used in) provided by investing activities	(46,303)	—	7,182	—	—	(39,121)	(120,904)	—	2,815	—	(157,210)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	5,383	—	—	—	5,383
Capital contributions from Holdings	283,718	—	—	—		283,718	(283,718)	—	—	—	—
Proceeds from issuance of 9.75% senior notes due 2014	600,000	—	—	—	—	600,000	—	—	—	—	600,000
Proceeds from issuance of senior floating rate notes due 2013	200,000	—	—	—	—	200,000	—	—	—	—	200,000
Repayment of 14% senior secured discount notes due 2009	(186,545)	—	—	—	—	(186,545)	—	—	—	—	(186,545)
Repayment of 12% senior secured notes due 2010	(100,000)	—	—	—	—	(100,000)	—	—	—	—	(100,000)
Repayment of senior secured floating rate notes due 2009	(200,000)	—	—	—	—	(200,000)	—	—	—	—	(200,000)
Payment of premiums on de-leveraging transactions	(26,753)	—	—	—	—	(26,753)	(625)	—	—	—	(27,378)
Repurchase of Series B preferred stock	—	—	—	—	—	—	(23,960)	—	—	—	(23,960)
Payments on other borrowings	—	—	(8,918)	—	—	(8,918)	(3)	—	(439)	—	(9,360)
Deferred financing costs	(21,446)	—	—	—	—	(21,446)	(5)	—	—	—	(21,451)

Net cash provided by (used in) financing activities	548,974	—	(8,918)	—	—	540,056	(302,928)	—	(439)	—	236,689

Net increase (decrease) in cash and cash equivalents	(11,338)	—	(6)	—	—	(11,344)	(399,586)	—	(14,722)	—	(425,652)
Cash and cash equivalents at beginning of period	57,598	—	6	—	—	57,604	638,246	—	15,141	—	710,991

Cash and cash equivalents at end of period	$46,260	$—	$—	$—	$—	$46,260	$238,660	$—	$419	$—	$285,339

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We filed a Notification and Report Form pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“the HSR Act”), with respect to the transactions contemplated by the Merger Agreement between XM and Sirius. On April 12, 2007, both we and Sirius received from the Department of Justice requests for additional information and documentary material relating to the merger, generally referred to as a “Second Request.” The effect of the Second Request is to extend the waiting period imposed by the HSR Act until 30 days after we and Sirius have substantially complied with the Second Request. On September 4, 2007, each of XM and Sirius certified to the Department of Justice that it was in substantial compliance with the Second Request.

On March 20, 2007, we and Sirius filed a Consolidated Application for Authority to Transfer Control with the FCC with respect to the Merger Agreement. On June 8, 2007, the FCC released a Public Notice announcing that the application had been accepted for filing and establishing deadlines of July 9, 2007 for comments and July 24, 2007 for reply comments. On July 24, 2007, we and Sirius filed a reply to the comments to our merger application. On June 27, 2007, the FCC released a related Notice of Proposed Rule Making asking for comment on whether language in the FCC’s 1997 Order establishing the satellite radio service concerning the transfer of such licenses constitutes a binding rule and, if so, whether the FCC should waive, modify, or repeal the rule if the FCC determines that the proposed merger would serve the public interest.

Executive Summary

We are America’s leading satellite radio service company, providing music, news, talk, information, entertainment and sports programming for reception by vehicle, home and portable radios nationwide and over the Internet to over 8.6 million subscribers to date. Our basic monthly subscription fee is $12.95. We believe XM Radio appeals to consumers because of our innovative and diverse programming, nationwide coverage, many commercial-free music channels and digital sound quality. Our channel lineup includes more than 170 digital channels of choice from coast to coast. We broadcast from our studios in Washington, DC, New York City, including Jazz at Lincoln Center, Chicago and the Country Music Hall of Fame in Nashville.

Our target market includes the more than 240 million registered vehicles including the 16.5 million new cars sold each year as well as the over 110 million households in the United States. Broad distribution of XM Radio through new automobiles and through mass market retailers is central to our business strategy. We are the leader in satellite-delivered entertainment and data services for new automobiles through partnerships with General Motors, Honda/Acura, Toyota/Lexus/Scion, Hyundai, Nissan/Infiniti, Porsche, Suzuki and Isuzu and available in more than 140 different vehicle models as of September 30, 2007. XM radios are available under the Delphi, Pioneer, Samsung, Alpine, Audiovox, Polk and other brand names at national consumer electronics retailers, such as Best Buy, Circuit City, Wal-Mart, Target and other national and regional retailers. These mass market retailers support our expanded line of car stereo, home stereo, plug and play and portable handheld products.

Operational Highlights

We summarize our business growth and operational results through the metrics of subscriber growth, revenue growth, ARPU, SAC, CPGA and Adjusted operating loss (formerly referred to as Adjusted EBITDA) as follows:

•	Ending subscribers increased from 7.19 million at the end of the third quarter of 2006 to 8.57 million at the end of the third quarter of 2007.

•	Total revenue increased from $676.3 million in the nine months ended September 30, 2006 to $828.8 million in the nine months ended September 30, 2007, a 23% year over year increase.

•	Average monthly subscription revenue per subscriber (ARPU) increased from $10.15 in the third quarter of 2006 to $10.17 in the third quarter of 2007.

•	Subscriber Acquisition Costs (SAC) increased from $59 in the third quarter of 2006 to $70 in the third quarter of 2007.

•	Cost Per Gross Addition (CPGA) increased from $94 in the third quarter of 2006 to $116 in the third quarter of 2007.

•	Adjusted operating loss increased from $96.4 million in the nine months ended September 30, 2006 to $121.1 million in the nine months ended September 30, 2007.

We summarize our business growth and operational results through the metrics of subscriber data, revenue data, SAC, CPGA and Adjusted operating loss. Greater detail regarding these key metrics we use to monitor our business growth and our operational results are as follows:

	Three months ended September 30,		Change
	2007	2006	Amount	%
Subscriber Data (in thousands, except percentages):
OEM and Rental Car Company Gross Subscriber Additions	700	553	147	27%
Aftermarket and Data Gross Subscriber Additions	251	316	(65)	-21%

Total Gross Subscriber Additions(1)	952	868	84	10%
OEM and Rental Car Company Net Subscriber Additions	332	217	115	53%
Aftermarket and Data Net Subscriber Additions	(17)	69	(86)	-125%

Total Net Subscriber Additions(2)	315	286	29	10%
Conversion Rate(3)	52.5%	52.2%	0.3	1%
Churn Rate(4)	1.69%	1.82%	(0.13)	-7%
Aftermarket Subscribers	4,454	4,111	343	8%
OEM Subscribers	3,291	2,410	881	37%
Subscribers in OEM Promotional Periods	726	614	112	18%
XM Activated Vehicles with Rental Car Companies	51	21	30	143%
Data Services Subscribers	44	31	13	42%

Total Ending Subscribers(5)	8,567	7,186	1,381	19%
Percentage of Ending Subscribers on Annual and Multi-Year Plans(6)	44.1%	43.0%	1.1	3%
Percentage of Ending Subscribers on Family Plans(6)	23.4%	21.2%	2.2	10%
Revenue Data (monthly average):
Subscription Revenue per Aftermarket, OEM & Other Subscriber	$10.41	$10.45	$(0.04)	0%
Subscription Revenue per Subscriber in OEM Promotional Periods	$6.12	$6.15	$(0.03)	0%
Subscription Revenue per XM Activated Vehicle with Rental Car Companies	$7.16	$4.67	$2.49	53%
Subscription Revenue per Subscriber of Data Services	$35.08	$31.89	$3.19	10%
Average Monthly Subscription Revenue per Subscriber (“ARPU”)(7)	$10.17	$10.15	$0.02	0%
Net Ad Sales Revenue per Subscriber(8)	$0.42	$0.41	$0.01	2%
Activation, Merchandise and Other Revenue per Subscriber	$0.80	$0.80	$—	0%

Total Revenue per Subscriber	$11.39	$11.36	$0.03	0%
Expense Data:
Subscriber Acquisition Costs (“SAC”)(9)	$70	$59	$11	19%
Cost Per Gross Addition (“CPGA”)(10)	$116	$94	$22	23%
Adjusted operating loss (in thousands)(11)	$(46,680)	$(1,604)	$(45,076)	NM
(Certain totals may not add due to the effects of rounding)

NM—Not Meaningful

(1)	Gross Subscriber Additions are paying subscribers newly activated in the reporting period. OEM subscribers include both newly activated promotional and non-promotional subscribers.
(2)	Net Subscriber Additions represent the total net incremental paying subscribers added during the period (Gross Subscriber Additions less Disconnects).
(3)	Conversion Rate—See definition and further discussion under OEM Promotional Subscribers on page 48.

(4)	Churn Rate represents the percentage of self-paying Aftermarket, OEM & Other Subscribers who discontinued service during the period divided by the monthly weighted average ending subscribers. Churn Rate does not include OEM promotional period deactivations or deactivations resulting from the change-out of XM-enabled rental car activity.
(5)	Subscribers—See definition and further discussion under Subscribers on page 47.
(6)	XM generally charges a range of $9.99—$11.87 per month for its audio service for annual and multi-year plans and $6.99 per month for a family plan.
(7)	Subscription Revenue includes monthly subscription revenues for our satellite audio service and data services, net of any promotions or discounts.
(8)	Net Ad Sales Revenue includes sales of advertisements and program sponsorships on the XM system, including barter recorded at fair value, net of agency commissions.
(9)	SAC—See definition and further discussion under Subscriber Acquisition Costs on page 53. The previously reported amount under the prior definition for the three months ended September 30, 2006 was $60.
(10)	CPGA—See definition and further discussion under Cost Per Gross Addition on page 53. The previously reported amount under the prior definition for the three months ended September 30, 2006 was $93.
(11)	Adjusted operating loss—See Reconciliation of Net Loss to Adjusted operating loss on page 54.

Results of Operations

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(in thousands, except percentages)	2007	2006	$	%	2007	2006	$	%
Revenue:
Subscription	$256,770	$214,817	$41,953	20%	$739,034	$605,084	$133,950	22%
Activation	4,929	4,213	716	17%	14,348	11,733	2,615	22%
Merchandise	4,310	3,164	1,146	36%	15,265	11,644	3,621	31%
Net ad sales	10,716	8,786	1,930	22%	28,347	24,285	4,062	17%
Other	10,731	9,464	1,267	13%	31,849	23,549	8,300	35%

Total revenue	287,456	240,444	47,012	20%	828,843	676,295	152,548	23%

Variable costs of revenue(1):
Revenue share & royalties	52,416	33,406	19,010	57%	149,565	105,605	43,960	42%
Customer care & billing operations	31,396	27,171	4,225	16%	90,073	76,021	14,052	18%
Cost of merchandise	9,585	10,177	(592)	-6%	40,555	28,424	12,131	43%
Ad sales	6,878	3,378	3,500	104%	15,744	11,193	4,551	41%

Total variable cost of revenue	100,275	74,132	26,143	35%	295,937	221,243	74,694	34%
Non-variable costs of revenue(2):
Satellite & terrestrial	13,808	11,670	2,138	18%	41,163	36,290	4,873	13%
Broadcast & operations:
Broadcast	6,139	6,158	(19)	0%	19,569	17,180	2,389	14%
Operations	9,715	7,827	1,888	24%	29,114	25,519	3,595	14%

Total broadcast & operations	15,854	13,985	1,869	13%	48,683	42,699	5,984	14%
Programming & content	46,825	38,873	7,952	20%	132,603	118,769	13,834	12%

Total non-variable cost of revenue	76,487	64,528	11,959	19%	222,449	197,758	24,691	12%

Total cost of revenue	176,762	138,660	38,102	27%	518,386	419,001	99,385	24%
Other operating expenses:
Research & development	8,343	8,849	(506)	-6%	23,812	28,348	(4,536)	-16%
General & administrative	46,301	21,997	24,304	110%	116,354	58,299	58,055	100%
Retention & support	11,504	7,288	4,216	58%	31,878	22,778	9,100	40%
Subsidies & distribution	61,658	43,872	17,786	41%	169,115	156,040	13,075	8%
Advertising & marketing	43,051	30,925	12,126	39%	119,104	106,948	12,156	11%
Amortization of GM liability	6,504	6,504	—	0%	19,511	23,256	(3,745)	-16%
Depreciation & amortization	46,402	43,109	3,293	8%	139,789	124,837	14,952	12%

Total other operating expenses	223,763	162,544	61,219	38%	619,563	520,506	99,057	19%

Total operating expenses	400,525	301,204	99,321	33%	1,137,949	939,507	198,442	21%

Operating loss	(113,069)	(60,760)	(52,309)	86%	(309,106)	(263,212)	(45,894)	17%
Other income (expense):
Interest income	3,495	5,216	(1,721)	-33%	11,277	18,165	(6,888)	-38%
Interest expense	(27,757)	(23,794)	(3,963)	17%	(87,789)	(86,346)	(1,443)	2%
Loss from de-leveraging transactions	—	(21)	21	-100%	(2,965)	(100,746)	97,781	-97%
Loss from impairment of investments	(481)	—	(481)	0%	(36,305)	(18,926)	(17,379)	92%
Equity in net loss of affiliate	(4,546)	(4,853)	307	-6%	(12,723)	(17,943)	5,220	-29%
Minority interest	(3,302)	—	(3,302)	0%	(8,265)	—	(8,265)	0%
Other income (expense)	387	1,187	(800)	-67%	1,243	5,609	(4,366)	-78%

Net loss before income taxes	(145,273)	(83,025)	(62,248)	75%	(444,633)	(463,399)	18,766	-4%
(Provision for) benefit from deferred income taxes	(105)	(794)	689	-87%	1,070	1,251	(181)	-14%

Net loss	$(145,378)	$(83,819)	$(61,559)	73%	$(443,563)	$(462,148)	$18,585	-4%

	Three months ended September 30,		Change		Nine months ended September 30,		Change
(in thousands, except percentages)	2007	2006	$	%	2007	2006	$	%
Reconciliation of Net loss to Adjusted operating loss:
Net loss as reported	$(145,378)	$(83,819)	$(61,559)	73%	$(443,563)	$(462,148)	$18,585	-4%
Add back Net loss items excluded from Adjusted operating loss:
Interest income	(3,495)	(5,216)	1,721	-33%	(11,277)	(18,165)	6,888	-38%
Interest expense	27,757	23,794	3,963	17%	87,789	86,346	1,443	2%
Provision for (benefit from) deferred income taxes	105	794	(689)	-87%	(1,070)	(1,251)	181	-14%
Loss from de-leveraging transactions	—	21	(21)	-100%	2,965	100,746	(97,781)	-97%
Loss from impairment of investments	481	—	481	0%	36,305	18,926	17,379	92%
Equity in net loss of affiliate	4,546	4,853	(307)	-6%	12,723	17,943	(5,220)	-29%
Minority interest	3,302	—	3,302	0%	8,265	—	8,265	0%
Other (income) expense	(387)	(1,187)	800	-67%	(1,243)	(5,609)	4,366	-78%

Operating loss	(113,069)	(60,760)	(52,309)	86%	(309,106)	(263,212)	(45,894)	17%
Depreciation & amortization	46,402	43,109	3,293	8%	139,789	124,837	14,952	12%
Stock-based compensation	19,987	16,047	3,940	25%	48,198	42,022	6,176	15%

Adjusted operating loss(3)	$(46,680)	$(1,604)	$(45,076)	NM	$(121,119)	$(96,353)	$(24,766)	26%

NM—Not Meaningful

(1)	Variable costs of revenue are costs that vary with fluctuations in revenue generating activity such as changes in the number of subscribers, the number of advertising spots sold, the quantity of merchandise sold or changes in rates.
(2)	Non-variable costs of revenue are costs of revenue that generally do not vary with fluctuations in revenue generating activity such as changes in the number of subscribers, the number of advertising spots sold, the quantity of merchandise sold or changes in rates.
(3)	Adjusted operating loss (formerly Adjusted EBITDA) is net loss before interest income, interest expense, income taxes, depreciation and amortization, loss from de-leveraging transactions, loss from impairment of investments, equity in net loss of affiliate, minority interest, other income (expense) and stock-based compensation. This non-GAAP measure should be used in addition to, but not as a substitute for, the analysis provided in the statement of operations. We believe Adjusted operating loss is a useful measure of our operating performance and improves comparability between periods. Adjusted operating loss is a significant basis used by management to measure our success in acquiring, retaining and servicing subscribers because we believe this measure provides insight into our ability to grow revenues in a cost-effective manner. We believe Adjusted operating loss is a calculation used as a basis for investors, analysts and credit rating agencies to evaluate and compare the periodic and future operating performances and value of our company and similar companies in our industry.

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

The following table sets forth select performance measures on an average cost per subscriber basis and as a percentage of total revenue:

Monthly cost per Average Subscriber (1) Three Months Ended September 30,			Amounts as a Percentage of Total Revenue
			Three Months Ended September 30,		Nine Months Ended September 30,
2007	2006		2007	2006	2007	2006
$11.39	$11.36	Total revenue(2)	100%	100%	100%	100%
10.17	10.15	Subscription revenue(3)	89	89	89	89
0.42	0.41	Net ad sales(4)	4	4	3	4
7.01	6.56	Total cost of revenue	61	58	63	62
2.08	1.58	Revenue share & royalties	18	14	18	16
1.24	1.29	Customer care & billing operations	11	11	11	11
0.55	0.55	Satellite & terrestrial	5	5	5	5
0.63	0.66	Broadcast & operations	6	6	6	6
1.86	1.84	Programming & content	16	16	16	18
0.33	0.42	Research & development	3	4	3	4
1.84	1.04	General & administrative	16	9	14	9
4.86	4.19	Total marketing	43	37	41	46
0.46	0.34	Retention & support	4	3	4	3
2.44	2.08	Subsidies & distribution	21	18	20	23
1.71	1.46	Advertising & marketing	15	13	14	16
1.85	0.08	Adjusted operating loss(5)	16	1	15	14

(1)	Average subscriber is calculated as the average of the beginning and ending subscriber balances for each period presented.
(2)	Monthly average total revenue per subscriber is derived from the total of earned subscription revenue (net of promotions and rebates), net ad sales revenue, activation, equipment and other revenue divided by the monthly weighted average subscriber.
(3)	Average monthly subscription revenue per subscriber (“ARPU”)—See definition and further discussion under Average Monthly Subscription Revenue Per Subscriber on page 49.
(4)	Net ad sales revenue per subscriber is calculated as net ad sales revenue divided by the monthly weighted average subscriber.
(5)	Adjusted operating loss—See definition and further discussion under Adjusted Operating Loss on page 54.

Subscribers

Subscribers—Subscribers are those who are receiving and have agreed to pay for our service, including those who are currently in promotional periods paid in part by vehicle manufacturers, as well as XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our service. We count radios individually as subscribers. Aftermarket subscribers consist primarily of subscribers who purchased their radio at retail outlets, distributors, or through XM’s direct sales efforts. OEM subscribers are self-paying subscribers whose XM radio was installed by an OEM and are not currently in OEM promotional programs. OEM promotional subscribers are subscribers who receive a fixed period of XM service where XM receives revenue from the OEM for the trial period following the initial purchase or lease of the vehicle. In situations where XM receives no revenue from the OEM during the trial period, the subscriber is not included in XM’s subscriber count. At the time of sale, some vehicle owners receive a three month prepaid trial subscription. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. The automated activation program provides activated XM radios on dealer lots for test drives but XM does not include these vehicles in its subscriber count. XM’s OEM partners generally indicate the inclusion of three months of XM service on the window sticker of XM-enabled vehicles. XM, historically and including the 2006 model year, receives a negotiated rate for providing audio service to rental car companies. Beginning with the 2007 model year, XM has entered into marketing arrangements which govern the rate which XM receives for providing audio service on certain rental fleet vehicles. Data services subscribers are those subscribers that are receiving services that include stand-alone XM WX Satellite Weather service, stand-alone XM Radio Online service and stand-alone NavTraffic service. Stand-alone XM WX Satellite Weather service packages range in price from $29.99 to $99.99 per month. Stand-alone XM Radio Online service is $7.99 per month. Stand-alone NavTraffic service is $9.95 per month.

Subscribers are the primary source of our revenues. We target the over 240 million registered vehicles and over 110 million households in the United States. As of September 30, 2007, we had 8.57 million subscribers, which includes 7.8 million self-paying subscribers, 0.73 million subscribers in OEM promotion periods (typically ranging from three months to one year in duration) paid in part by the vehicle manufacturers and 0.05 million paying XM activated vehicles with rental car companies. The rate of growth of our aftermarket subscriber base fluctuates with, among other things, our promotional activities as well as the impact of seasonality. OEM subscriber growth is driven primarily by the number of XM-enabled vehicles manufactured and with OEM promotional activity.

OEM Promotional Subscribers—OEM promotional subscribers are subscribers who receive a fixed period of XM service where XM receives revenue from the OEM for the trial period following the initial purchase or lease of the vehicle. In situations where XM receives no revenue from the OEM during the trial period, the subscriber is not included in XM’s subscriber count. At the time of sale, some vehicle owners receive a three month prepaid trial subscription. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. We measure the success of these promotional programs included in our OEM promotional subscriber count based on the percentage of new promotional subscribers that elect to receive the XM service and convert to self-paying subscribers after the initial promotion period. We refer to this as the “conversion rate.” We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for subscribers to respond to our marketing communications and become self-paying subscribers. As of September 30, 2007, XM was available on over 140 vehicle models, with approximately 100 of those as standard equipment and approximately 110 of those offered as OEM factory-installed options. As of September 30, 2007, XM’s OEM partners represented over 60% of the U.S. auto market.

•

Three Months Ended: September 30, 2007 vs. September 30, 2006. Gross subscriber additions for the three months ended September 30, 2007 were 952 thousand compared to 868 thousand for the same period in 2006. Net subscriber additions for the three months ended September 30, 2007 were 315 thousand compared to 286 thousand for the same period in 2006. The churn rate decreased to 1.69% from 1.82%.

Retail Subscribers—Gross retail subscriber additions for the three months ended September 30, 2007 were 251 thousand compared to 316 thousand for the same period in 2006. Gross additions were negatively impacted by increased competition from multiple competitors and devices, including the proliferation of audio entertainment choices that have contributed to the overall slower growth in the satellite radio category. Net retail subscriber reductions for the three months ended September 30, 2007 were 17 thousand compared to net retail subscriber additions of 69 thousand for the same period in 2006. We attribute the decrease in net retail subscriber additions to fewer gross retail subscriber additions and churn on a larger subscriber base.

OEM Subscribers—Gross OEM subscriber additions for the three months ended September 30, 2007 were 700 thousand compared to 553 thousand for the same period in 2006. Net OEM subscriber additions for the three months ended September 30, 2007 were 332 thousand compared to 217 thousand for the same period in 2006. We attribute the increase in net OEM subscriber additions primarily to an increase in gross additions, partially offset by churn on a larger subscriber base. The conversion rate for the three months ended September 30, 2007 was 52.5% compared to 52.2% for the same period in 2006.

Rental Car Subscribers—Starting in the third quarter of 2006, we no longer include certain rental car fleets in our subscription total. This change is a result of a new marketing program that we implemented with certain rental fleet partners for 2007 model year vehicles. The goal of this program is to increase the number of rental cars equipped with XM Satellite Radio and expose more potential customers to our service.

Revenue and Variable Cost of Revenue

Subscription Revenue—Subscription revenue consists primarily of our monthly subscription fees for our satellite audio service and data services charged to consumers, commercial establishments and fleets, which are recognized as the service is provided. Revenues received for promotional service programs are included in Subscription revenue. Our subscriber arrangements are generally cancelable without penalty. Subscription revenue growth is predominantly driven by the growth in our subscriber base and to a lesser extent is affected by fluctuations in ARPU.

•

Three Months Ended: September 30, 2007 vs. September 30, 2006. Subscription revenue increased $42.0 million or 20% during the three months ended September 30, 2007 compared to the same period in 2006. This increase was due primarily to the 19% increase in ending subscribers. During the three months ended September 30, 2007 and 2006, Subscription revenue included $12.5 million and $11.1 million, respectively, from related parties for subscription fees paid under OEM promotional agreements.

•

Nine Months Ended: September 30, 2007 vs. September 30, 2006. Subscription revenue increased $134.0 million or 22% during the nine months ended September 30, 2007 compared to the same period in 2006. This increase was due primarily to the 19% increase in ending subscribers. During the nine months ended September 30, 2007 and 2006, Subscription revenue included $34.4 million and $30.8 million, respectively, from related parties for subscription fees paid under OEM promotional agreements.

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

•

Three Months Ended: September 30, 2007 vs. September 30, 2006. ARPU remained relatively flat as the effect of the addition of new subscribers at higher rates and the transition of existing subscribers to higher rates was predominantly offset by an increase in the percentage of subscribers on discount plans (annual, multi-year and family) as well as the revenue impact of certain marketing campaigns, which costs are treated as a reduction to revenue. An increase in the basic monthly subscription price became effective for all billing cycles on or after April 2, 2005, and therefore, is being implemented over time. The percentage of subscribers as of September 30, 2007 on ‘annual and multi-year plans’ and family plans increased to 44.1% and 23.4% from 43.0% and 21.2%, respectively, compared to September 30, 2006.

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

•

Three Months Ended: September 30, 2007 vs. September 30, 2006. These costs increased $19.0 million or 57%, and have increased as a percentage of total revenue and on an average cost per subscriber basis during the three months ended September 30, 2007 compared to the same period in 2006. This dollar increase was primarily driven by an increase in shared revenue with distribution partners and an increase in performance rights royalties due to an increase in subscribers, subscription revenue and net ad sales revenue.

•

Nine Months Ended: September 30, 2007 vs. September 30, 2006. These costs increased $44.0 million or 42%, and have increased as a percentage of total revenue during the nine months ended September 30, 2007 compared to the same period in 2006. This dollar increase was primarily driven by an increase in shared revenue with distribution partners and an increase in performance rights royalties due to an increase in subscribers, subscription revenue and net ad sales revenue.

Customer Care & Billing Operations—Customer care & billing operations includes expenses from customer care functions as well as internal information technology costs associated with subscriber management applications. These costs are primarily driven by the growth of our subscriber base.

•

Three Months Ended: September 30, 2007 vs. September 30, 2006. These costs increased $4.2 million or 16%, but have remained relatively flat as a percentage of total revenue and on an average cost per subscriber basis during the three months ended September 30, 2007 compared to the same period in 2006. This dollar increase was driven primarily by our subscriber growth that resulted in increased support costs and payment processing fees. In addition, personnel costs increased compared to the same period in 2006.

•

Nine Months Ended: September 30, 2007 vs. September 30, 2006. These costs increased $14.1 million or 18%, but have remained relatively flat as a percentage of total revenue during the nine months ended September 30, 2007 compared to the same period in 2006. This dollar increase was driven primarily by our subscriber growth that resulted in increased support costs and payment processing fees. In addition, personnel costs increased compared to the same period in 2006.

Gross profit on merchandise revenue—We calculate gross profit on merchandise revenue as Merchandise revenue less Cost of merchandise. For the three and nine months ended September 30, 2007, gross profit on merchandise revenue was ($5.3) million and

($25.3) million, respectively; while for the comparative periods in 2006, gross profit on merchandise revenue was ($7.0) million and ($16.8) million, respectively. We consider gross profit on merchandise revenue a cost of acquiring subscribers through our direct sales channel and include it as a component of SAC.

Merchandise Revenue—We record Merchandise revenue from direct sales to consumers through XM’s online store, XM’s direct-to-consumer programs and XM kiosks.

•

Three Months Ended: September 30, 2007 vs. September 30, 2006. Merchandise revenue increased $1.1 million or 36% during the three months ended September 30, 2007 compared to the same period in 2006 which was driven primarily by an increase in the volume of radios sold.

•

Nine Months Ended: September 30, 2007 vs. September 30, 2006. Merchandise revenue increased $3.6 million or 31% during the nine months ended September 30, 2007 compared to the same period in 2006 which was driven primarily by an increase in the volume of radios sold.

Cost of Merchandise—Cost of merchandise consists primarily of the cost of radios and accessories related to XM’s direct-to-consumer sales efforts, including hardware manufacturer subsidies, and related fulfillment costs. These costs are primarily driven by the volume of radios sold, which are affected by promotional programs. We expect these costs to fluctuate throughout the year based on the volume, price and model mix of radios sold.

•	Three Months Ended: September 30, 2007 vs. September 30, 2006. These costs remained relatively flat.

•

Nine Months Ended: September 30, 2007 vs. September 30, 2006. These costs increased $12.1 million or 43%. This dollar increase was primarily the result of $7.0 million in excess and obsolete inventory charges and an increase in the volume of radios sold.

Gross profit on net ad sales revenue—We calculate gross profit on net ad sales revenue as Net ad sales revenue less Ad sales expense. For the three and nine months ended September 30, 2007, gross profit on net ad sales revenue was $3.8 million and $12.6 million, respectively; while for the comparative periods in 2006, gross profit on net ad sales revenue was $5.4 million, and $13.1 million, respectively. Gross profit on net ad sales revenue decreased due to an overall softness in radio advertising as well as an increase in costs associated with supporting Net ad sales revenue growth. For the three and nine months ended September 30, 2007, gross margin on Net ad sales revenue was 35.8% and 44.5%, respectively; while for the comparative periods in 2006, gross margin on Net ad sales revenue was 61.5% and 53.9%, respectively.

Net Ad Sales Revenue—Net ad sales revenue consists of sales of advertisements and program sponsorships on the XM network that are recognized in the period in which they are broadcast. Net ad sales revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Net ad sales revenue is presented net of agency commissions.

•

Three Months Ended: September 30, 2007 vs. September 30, 2006. Net ad sales revenue increased $1.9 million or 22% during the three months ended September 30, 2007 compared to the same period in 2006. This dollar increase was driven by increased spending by existing advertisers as well as the addition of new advertisers and increased rates driven by a larger subscriber base.

•

Nine Months Ended: September 30, 2007 vs. September 30, 2006. Net ad sales revenue increased $4.1 million or 17% during the nine months ended September 30, 2007 compared to the same period in 2006. This dollar increase was driven by increased spending by existing advertisers as well as the addition of new advertisers and increased rates driven by a larger subscriber base.

Ad Sales Expense—Ad sales expense consists of direct costs associated with the generation of Net ad sales revenue, including production, staffing and marketing.

•

Three Months Ended: September 30, 2007 vs. September 30, 2006. These costs increased $3.5 million or 104% during the three months ended September 30, 2007 compared to the same period in 2006. This dollar increase was driven by costs associated with supporting Net ad sales revenue growth.

•

Nine Months Ended: September 30, 2007 vs. September 30, 2006. These costs increased $4.6 million or 41% during the nine months ended September 30, 2007 compared to the same period in 2006. This dollar increase was driven by the costs associated with supporting Net ad sales revenue growth.

Other Revenue—Other revenue consists primarily of revenue related to various agreements with XM Canada, as well as other miscellaneous revenue that includes content licensing fees and billing fees.

•

Three Months Ended: September 30, 2007 vs. September 30, 2006. Other revenue increased $1.3 million or 13% during the three months ended September 30, 2007 compared to the same period in 2006. This increase was primarily driven by an increase in content licensing fees and barter revenue.

•

Nine Months Ended: September 30, 2007 vs. September 30, 2006. Other revenue increased $8.3 million or 35% during the nine months ended September 30, 2007 compared to the same period in 2006. This increase was primarily driven by an increase in content licensing fees and barter revenue.

Non-variable Cost of Revenue

Satellite & Terrestrial—Satellite & terrestrial includes costs related to: telemetry, tracking and control of our satellites, in-orbit satellite insurance and incentive payments, satellite uplink, and all costs associated with operating our terrestrial repeater network such as power, maintenance and operating lease payments. We do not expect these costs to change substantially since we have completed the deployment of our in-orbit satellite network.

•

Three Months Ended: September 30, 2007 vs. September 30, 2006. These costs increased $2.1 million or 18%, but have remained relatively flat as a percentage of total revenue and on an average cost per subscriber basis during the three months ended September 30, 2007 compared to the same period in 2006. This dollar increase was primarily driven by insurance, operating and performance incentives of XM-4.

•

Nine Months Ended: September 30, 2007 vs. September 30, 2006. These costs increased $4.9 million or 13%, but have remained relatively flat as a percentage of total revenue during the nine months ended September 30, 2007 compared to the same period in 2006. This dollar increase was primarily driven by insurance, operating and performance incentives of XM-4.

Broadcast & Operations—Broadcast and operations include costs associated with the management and maintenance of systems and facilities as well as information technology expense. Broadcast expenses include costs associated with the management and maintenance of the systems, software, hardware, production and performance studios used in the creation and distribution of XM-original and third party content via satellite broadcast, web, wireless and other new distribution platforms. The advertising trafficking (scheduling and insertion) functions are also included. Operations expense includes facilities and information technology expense.

•

Three Months Ended: September 30, 2007 vs. September 30, 2006. These costs increased $1.9 million or 13%, but have remained relatively flat as a percentage of total revenue and on an average cost per subscriber basis during the three months ended September 30, 2007 compared to the same period in 2006. Broadcast expenses remained flat; while the $1.9 million increase in Operations expenses was driven primarily by an increase in the general operating costs associated with expanded facilities and accompanying infrastructure.

•

Nine Months Ended: September 30, 2007 vs. September 30, 2006. These costs increased $6.0 million or 14%, but have remained relatively flat as a percentage of total revenue during the nine months ended September 30, 2007 compared to the same period in 2006. The $2.4 million increase in Broadcast expenses was driven primarily by increased costs associated with new content initiatives and enhancements to and maintenance of the broadcast systems infrastructure. The $3.6 million increase in Operations expenses was driven primarily by an increase in the general operating costs associated with expanded facilities and accompanying infrastructure.

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

•

Three Months Ended: September 30, 2007 vs. September 30, 2006. These costs increased $8.0 million or 20%, but have remained relatively flat as a percentage of total revenue and on an average cost per subscriber basis during the three months ended September 30, 2007 compared to the same period in 2006. This dollar increase was driven primarily by costs in support of new programming initiatives. In addition, personnel costs increased compared to the same period in 2006.

•

Nine Months Ended: September 30, 2007 vs. September 30, 2006. These costs increased $13.8 million or 12%, but have decreased as a percentage of total revenue during the nine months ended September 30, 2007 compared to the same period in 2006. This dollar increase was driven primarily by costs in support of new programming initiatives. In addition, personnel costs increased compared to the same period in 2006.

Other Operating Expenses

Research & Development—Research & development expense primarily includes the cost of new product development, chipset design, software development and engineering. We expect these costs to continue to fluctuate based on the nature and timing of research and development activities.

•

Three Months Ended: September 30, 2007 vs. September 30, 2006. These costs remained relatively flat, but have decreased as a percentage of total revenue and on an average cost per subscriber basis during the three months ended September 30, 2007 compared to the same period in 2006.

•

Nine Months Ended: September 30, 2007 vs. September 30, 2006. These costs decreased $4.5 million or 16%, and have decreased as a percentage of total revenue during the nine months ended September 30, 2007 compared to the same period in 2006. This dollar decrease was driven primarily by lower development costs during the nine months ended September 30, 2007 compared to the same period in 2006.

General & Administrative—General & administrative expense primarily includes management’s salaries and benefits, professional fees, general business insurance, as well as other corporate expenses. The growth in these costs has been predominantly driven by personnel costs, professional fees, infrastructure expenses to support our growing subscriber base and merger related costs. We expect these costs to increase due in part to merger-related activities, various legal proceedings and regulatory inquiries (see “Legal Proceedings” in Item 1. to Part II of this Form 10-Q).

•

Three Months Ended: September 30, 2007 vs. September 30, 2006. These costs increased $24.3 million or 110%, and have increased as a percentage of total revenue and on an average cost per subscriber basis during the three months ended September 30, 2007 compared to the same period in 2006. This dollar increase was driven primarily by an $8.1 million increase in compensation expense as a result of the departure of our former Chief Executive Officer, $9.1 million in costs related to the pending merger with Sirius and $8.5 million in legal fees associated with various legal proceedings and regulatory inquiries.

•

Nine Months Ended: September 30, 2007 vs. September 30, 2006. These costs increased $58.1 million or 100%, and have increased as a percentage of total revenue during the nine months ended September 30, 2007 compared to the same period in 2006. This dollar increase was driven primarily by an $8.1 million increase in compensation expense as a result of the departure of our former Chief Executive Officer, $20.9 million in costs related to the pending merger with Sirius and $19.8 million in legal fees associated with various legal proceedings and regulatory inquiries.

Retention & Support—Retention & support expense primarily includes payroll and payroll related costs of our sales and marketing employees.

•

Three Months Ended: September 30, 2007 vs. September 30, 2006. These costs increased $4.2 million or 58%, and have increased as a percentage of total revenue and on an average cost per subscriber basis during the three months ended September 30, 2007 compared to the same period in 2006. This dollar increase was driven primarily by an increase in personnel costs.

•

Nine Months Ended: September 30, 2007 vs. September 30, 2006. These costs increased $9.1 million or 40%, and have increased as a percentage of total revenue during the nine months ended September 30, 2007 compared to the same period in 2006. This dollar increase was driven primarily by an increase in personnel costs.

Subsidies & Distribution—These direct costs include the subsidization of radios manufactured, commissions for the sale and activation of radios and certain promotional costs. These costs are primarily driven by the volume of XM-enabled vehicles manufactured, the sales and activations of radios through our retail channel as well as promotional activity associated with the sale of XM radios. We expect these costs to continue to increase as we add subscribers, but may fluctuate throughout the year, with changes in the volume of the manufacture, installation, sale and activation of radios, which historically has been significant during the fourth quarter.

•

Three Months Ended: September 30, 2007 vs. September 30, 2006. These costs increased $17.8 million or 41%, and have increased as a percentage of total revenue and on an average cost per subscriber basis during the three months ended September 30, 2007 compared to the same period in 2006. This dollar increase was driven primarily by an increase in the number of OEM radios installed and activated under our automotive contracts.

•

Nine Months Ended: September 30, 2007 vs. September 30, 2006. These costs increased $13.1 million or 8%, but have decreased as a percentage of total revenue during the nine months ended September 30, 2007 compared to the same period in 2006. This dollar increase was driven primarily by an increase in the number of OEM radios installed and activated under our automotive contracts.

Subscriber Acquisition Costs—As noted in our Form 10-K for the year ended December 31, 2006, we have revised our calculation of SAC to allow for the direct calculation of this metric using certain line items from our Results of Operations and Key Metrics tables within this Item 2. of this Form 10-Q. Subscriber acquisition costs include Subsidies & distribution and the negative gross profit on merchandise revenue. Subscriber acquisition costs are divided by gross additions to calculate what we refer to as “SAC.”

•

Three Months Ended: September 30, 2007 vs. September 30, 2006. During the three months ended September 30, 2007 and 2006, we incurred subscriber acquisition costs of $66.9 million and $50.9 million, respectively. SAC for the three months ended September 30, 2007 and 2006 was $70 and $59, respectively, using the revised calculation. The increase in SAC is primarily due to increased factory installations by our OEM partners, partially offset by a reduction in certain retail subsidies and distribution costs.

Advertising & Marketing—Advertising & marketing includes advertising, media and other discretionary marketing expenses. These activities drive our sales, establish our brand recognition, and facilitate our growth. We achieve success in these areas through coordinated marketing campaigns that include retail advertising through various media, cooperative advertising with our retail and OEM partners, sponsorships and ongoing market research. We expect these costs to continue to fluctuate based on the timing of our spending on consumer media advertising, which historically has been significant during the fourth quarter.

•

Three Months Ended: September 30, 2007 vs. September 30, 2006. These costs increased $12.1 million or 39%, and have increased as a percentage of total revenue and on an average cost per subscriber basis during the three months ended September 30, 2007 compared to the same period in 2006. This dollar increase was driven primarily by an increase in media and production expense.

•

Nine Months Ended: September 30, 2007 vs. September 30, 2006. These costs increased $12.2 million or 11%, but have decreased as a percentage of total revenue during the nine months ended September 30, 2007 compared to the same period in 2006. This dollar increase was driven primarily by an increase in media and production expense.

Cost Per Gross Addition (“CPGA”)—As noted in our Form 10-K for the year ended December 31, 2006, we have revised our calculation of CPGA to allow for the direct calculation of this metric using certain line items from our Results of Operations and Key Metrics tables within this Item 2. of this Form 10-Q. CPGA costs include the amounts in SAC, as well as Advertising & marketing. These costs are divided by the gross additions for the period to calculate CPGA. CPGA costs do not include marketing staff (included in Retention & support) or the amortization of the GM guaranteed payments (included in Amortization of GM liability).

•

Three Months Ended: September 30, 2007 vs. September 30, 2006. During the three months ended September 30, 2007 and 2006, we incurred CPGA costs of $110.0 million and $81.8 million, respectively. CPGA for the three months ended September 30, 2007 and 2006 was $116 and $94, respectively, using the revised calculation. The increase in CPGA is attributable to the increase in SAC, the increase in Advertising & marketing and the decrease in gross aftermarket subscriber additions.

Depreciation & Amortization—Depreciation and amortization expense primarily relates to our satellites, ground support systems that include our terrestrial repeater network, broadcast facilities, computer hardware and software. We expect these costs to continue to increase, but by lesser amounts, primarily as a result of the inclusion of XM-4, which was placed into service in December 2006.

•

Three Months Ended: September 30, 2007 vs. September 30, 2006. These costs increased $3.3 million or 8% during the three months ended September 30, 2007 compared to the same period in 2006. This dollar increase was primarily due to a higher depreciable asset base, reflecting a full quarter of depreciation on XM-4, which was placed into service in December 2006, higher capital spending for system development, computer hardware, software and leased equipment.

•

Nine Months Ended: September 30, 2007 vs. September 30, 2006. These costs increased $15.0 million or 12% during the nine months ended September 30, 2007 compared to the same period in 2006. This dollar increase was primarily due to a higher depreciable asset base, reflecting a full nine months of depreciation on XM-4, which was placed into service in December 2006, higher capital spending for system development, computer hardware, software and leased equipment.

Provision for Deferred Income Taxes—In 2004, we recorded a deferred tax liability related to indefinite lived assets that are amortized and deducted for tax purposes but are not amortized under United States generally accepted accounting principles. We will continue to incur $2.3 million in annual tax expense as the indefinite lived assets are amortized for tax purposes over the next 11 years.

•

Three Months Ended: September 30, 2007 vs. September 30, 2006. For the three months ended September 30, 2007 and 2006, we recognized a net deferred tax benefit related to transactions recorded in other comprehensive income or loss, which was offset by the deferred tax expense for 2006 and 2007 related to our indefinite lived assets. The net tax expense for the three months ended September 30, 2007 was $0.1 million.

•

Nine Months Ended: September 30, 2007 vs. September 30, 2006. For the nine months ended September 30, 2007 and 2006, we recognized a net deferred tax benefit related to transactions recorded in other comprehensive income or loss, which was partially offset by the deferred tax expense for 2006 and 2007 related to our indefinite lived assets. The net tax benefit for the nine months ended September 30, 2007 was $1.1 million.

Non-operating Income and Expenses

Non-operating Income and Expense—Non-operating income and expense consists primarily of net costs associated with financing and cash management activities, Loss from impairment of investments, Equity in net loss of affiliate and Minority interest. Net costs associated with financing and cash management activities include Interest income, Interest expense and Loss from de-leveraging transactions.

•	Nine Months Ended: September 30, 2007 vs. September 30, 2006.

•	Loss from de-leveraging transactions decreased $97.8 million due to the absence of major refinancing transactions during the nine months ended September 30, 2007.

•

Loss from impairment of investments increased $17.4 million as a result of the impairment recorded on our investment in XM Canada during the nine months ended September 30, 2007 and the impairment recorded on our investment in WorldSpace during the comparable period in 2006.

Adjusted Operating Loss

Adjusted Operating Loss—Adjusted operating loss (formerly Adjusted EBITDA) is net loss before interest income, interest expense, income taxes, depreciation and amortization, loss from de-leveraging transactions, loss from impairment of investments, equity in net loss of affiliate, minority interest, other income (expense) and stock-based compensation. This non-GAAP measure should be used in addition to, but not as a substitute for, the analysis provided in the statement of operations. We believe Adjusted operating loss is a useful measure of our operating performance and improves comparability between periods. Adjusted operating loss is a significant basis used by management to measure our success in acquiring, retaining and servicing subscribers because we believe this measure provides insight into our ability to grow revenues in a cost-effective manner. We believe Adjusted operating loss is a calculation used as a basis for investors, analysts and credit rating agencies to evaluate and compare the periodic and future operating performance and value of our company and similar companies in our industry.

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

•

Three Months Ended: September 30, 2007 vs. September 30, 2006. Adjusted operating loss increased by $45.1 million, and has increased as a percentage of total revenue during the three months ended September 30, 2007 compared to the same period in 2006. The increase in Adjusted operating loss is primarily related to the $38.1 million increase in Cost of revenue, $24.3 million increase in General & administrative (less $3.1 million related to Stock-based compensation), $12.1 million increase in Advertising & marketing and $17.8 million increase in Subsidies & distribution. The overall increase was offset partially by a $42.0 million increase in Subscription revenue.

•

Nine Months Ended: September 30, 2007 vs. September 30, 2006. Adjusted operating loss increased by $24.8 million or 26%, and has increased as a percentage of total revenue during the nine months ended September 30, 2007 compared to the same period in 2006. The decrease as a percentage of total revenue reflects our ability to leverage greater revenue across our fixed cost base. The increase in Adjusted operating loss is primarily related to the $99.4 million increase in Cost of revenue (less $0.6 million related to Stock-based compensation), $58.1 million increase in General & administrative (less $3.9 million related to Stock-based compensation) and $13.1 million increase in Subsidies & distribution. The overall increase was offset partially by a $134.0 million increase in Subscription revenue and $8.3 million increase in Other revenue.

Liquidity and Capital Resources

Overview

The growth in demand for our products and services has required and will continue to require us to invest significant amounts in our business. Since inception through September 30, 2007, we have raised proceeds of $4.5 billion, net of offering costs, through equity and debt offerings. Our ability to become profitable depends upon many factors, some of which are identified below under the caption entitled “Future Operating Liquidity and Capital Resource Requirements.” Our principal sources of liquidity are our existing cash and cash equivalents and cash receipts for pre-paid subscriptions. We also have access to significant liquidity through our bank revolving credit facility and our GM credit facility. We have significant outstanding contracts and commercial commitments that need to be paid in cash or through credit facilities over the next several years. These contractual commitments are comprised of subsidies and distribution costs, rights and royalty fees, revenue share arrangements, programming costs, repayment of long-term debt, satellite related costs, lease payments and service payments. Our ability to become profitable also depends upon other factors identified below under the caption entitled “Future Operating Liquidity and Capital Resource Requirements.”

The following table presents a summary of our cash flows, beginning and ending cash balances for nine months ended September 30, 2007 and 2006 (in thousands, except percentages):

	Nine months ended September 30,		Change
	2007	2006	$	%
Cash flows used in operating activities	$(95,869)	$(505,131)	$409,262	-81%
Cash flows used in investing activities	(119,860)	(157,210)	37,350	-24%
Cash flows provided by financing activities	228,700	236,689	(7,989)	-3%

Net increase (decrease) in cash and cash equivalents	12,971	(425,652)	438,623	-103%
Cash and cash equivalents at beginning of period	218,216	710,991	(492,775)	-69%

Cash and cash equivalents at end of period	$231,187	$285,339	$(54,152)	-19%

Operating Activities—Operating activities primarily consist of net loss adjusted for certain non-cash items including depreciation, amortization, net non-cash loss on conversion of notes, non-cash loss on equity-based investments, stock-based compensation and the effect of changes in working capital.

•

For the nine months ended September 30, 2007, net cash used in operating activities was $95.9 million, consisting of a net loss of $443.6 million adjusted for net non-cash expenses of $257.1 million and $90.6 million provided by working capital as well as other operating activities. Included in cash provided by working capital is a $47.7 million increase in Subscriber deferred revenue, as a result of subscribers signing up for discounted annual and multi-year pre-payment plans, a $21.0 million increase in Accrued interest and a $17.2 million increase in Due to related parties.

•

For the nine months ended September 30, 2006, cash used in operating activities was $505.1 million, consisting of a net loss of $462.1 million adjusted for net non-cash expenses of $334.0 million, $4.5 million gain on sale of fixed assets and $372.4 million used in working capital as well as other operating activities. Included in cash used in working capital is a $150.3 million decrease in Accounts payable, accrued expenses and other liabilities due primarily to the effort to reduce our previous year’s balance to more normative levels, a $243.7 million increase in Prepaid and other assets due primarily to the $237 million prepayment of our liability to GM and a $33.2 million decrease in Due to related parties; partially offset by a $30.4 million increase in Subscriber deferred revenue, as a result of subscribers signing up for discounted annual and multi-year pre-payment plans and a $29.6 million increase in Accrued interest due to having fully accreted interest on outstanding principal balances and the issuance of new debt.

Investing Activities—Investing activities primarily consist of capital expenditures and proceeds from the sale of equipment.

•

For the nine months ended September 30, 2007, net cash used in investing activities was $119.9 million, consisting of $121.8 million in capital expenditures for the construction of XM-5 and computer systems infrastructure.

•

For the nine months ended September 30, 2006, cash used in investing activities was $157.2 million, primarily consisting of $167.2 million in capital expenditures for the construction of XM-4, computer systems infrastructure and building improvements, offset by $7.2 million in proceeds received from the sale of terrestrial repeaters to XM Canada and $2.8 million in proceeds received from the maturity of restricted investments.

Financing Activities—Financing activities primarily consist of proceeds from debt and equity financings, issuance of common stock pursuant to stock option exercises, and repayments of debt.

•

For the nine months ended September 30, 2007, net cash provided by financing activities was $228.7 million; consisting of $288.5 million of proceeds from financing of a consolidated entity and $4.4 million in proceeds from the exercise of warrants and stock options; offset partially by the repayment of $38.9 million related to our corporate headquarters mortgages and $3.0 million in premiums associated with the above-mentioned retired mortgages, as well as $11.3 million in capital lease payments and $5.2 million in payments made on the borrowing of a consolidated entity.

•

For the nine months ended September 30, 2006, cash provided by financing activities was $236.7 million; primarily consisting of $600.0 million provided by the issuance of unsecured 9.75% Senior Notes due 2014, $200.0 million provided by the issuance of unsecured Senior Floating Rate Notes due 2013 and $5.4 million in proceeds from the exercise of warrants and stock options; offset primarily by the repayment of $186.5 million of 14% Senior Secured Discount Notes due 2009, $100.0 million of 12% Senior Secured Notes due 2010 and $200.0 million of Senior Secured Floating Rate Notes due 2009, as well as $27.4 million in premiums associated with the above-mentioned retired debt. In addition to the debt repayment, all shares of Series B preferred stock were redeemed for $24.0 million and $21.5 million of deferred financing costs were paid in conjunction with the new debt issuances.

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

Provided that we meet the revenue, expense and cash flow projections of our business plan, we expect to be fully funded and not to need additional liquidity to continue operations beyond our existing assets and credit facilities and cash generated by operations. Our business plan is based on estimates regarding expected future costs, expected future revenue and assumes refinancing of our long term indebtedness as it matures. Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Any of these factors may increase our need for funds, which would require us to seek additional financing to continue implementing our current business plan. In addition, we may seek additional financing, such as the sale of additional equity and debt securities, to undertake initiatives not contemplated by our current business plan or for other business reasons, or seek to refinance existing indebtedness.

In the event of unfavorable future developments we may not be able to raise additional funds on favorable terms or at all. Our ability to obtain additional financing or refinancing depends on several factors; including future market conditions, our success or lack of success in developing, implementing and marketing our satellite audio service and data services, our future creditworthiness and restrictions contained in agreements with our investors or lenders. If we fail to obtain necessary financing on a timely basis, a number of adverse effects could occur, or we may have to revise our business plan.

Our merger agreement with Sirius Satellite Radio restricts our ability to incur additional debt financing beyond existing credit facilities (or equivalent funding) and limits the amount of new equity we can issue, in each case without approval from Sirius. Sirius is under similar restrictions not to incur new debt or issue additional equity beyond agreed limits without our approval.

On February 13, 2007, we entered into a sale-leaseback transaction with respect to the transponders on the XM-4 satellite, which was launched in October 2006 and placed into service during December 2006. We received net proceeds of $288.5 million from the transaction, of which $44 million (inclusive of interest) was used to retire outstanding mortgages on real property and the remainder of which provides additional liquidity available for working capital and general corporate purposes. For a further discussion, see Note 6, to the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. to Part I of this Form 10-Q under the heading “Capital Lease—XM-4 Satellite.”

Commitments and Contingencies—We are obligated to make significant payments under a variety of contracts and other commercial arrangements, including the following:

•

XM-4 Satellite Lease obligation—In February 2007, we entered into a sale-leaseback transaction of the transponders on the XM-4 satellite. Under the terms of the lease, we are obligated to make payments that total $437.4 million over the nine year base lease term. For a further discussion, see Note 6, to the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. to Part I of this Form 10-Q under the heading, “Capital Lease – XM-4 Satellite”.

•

Programming and Marketing Agreements—We have entered into certain programming and marketing agreements that broaden our content offering and increase brand awareness. Under the terms of these agreements, we are obligated to make payments that total $49.5 million in the remaining three months of 2007, $101.5 million in 2008, $75.1 million in 2009, $44.1 million in 2010, $40.2 million in 2011 and $74.1 million in 2012 and beyond. These payments include fixed payments, advertising commitments and revenue sharing arrangements.

•

Major League Baseball®—We have a multi-year agreement with Major League Baseball® (“MLB”) to broadcast MLB games live nationwide. In the first quarter of 2007, we made a payment in the amount of $60.0 million for the 2007 season and will pay $60.0 million per year thereafter through 2012. MLB has the option to extend the agreement for the 2013, 2014 and 2015 seasons at the same $60.0 million annual compensation rate. We will also make incentive payments to MLB for XM subscribers obtained through MLB and baseball club verifiable promotional programs. No stock or warrants were included in this agreement. The agreement requires us to deposit $120.0 million into escrow or furnish other credit support in such amount. In July 2006, we furnished a $120.0 million surety bond to MLB as part of an amendment to the agreement with MLB that permitted us to provide various types of credit support in lieu of its $120.0 million escrow deposit requirement.

•

Satellite Contracts—We successfully launched our fourth satellite (“XM-4”) into geosynchronous transfer orbit on October 30, 2006 and handover of the satellite occurred in December 2006. In February 2007, we entered into a sale leaseback transaction for the transponders on XM-4. Under our existing satellite construction and launch contracts, remaining costs for the construction and launch of our fifth satellite (“XM-5”) are expected to be $32.0 million in 2008 and $31.2 million in 2009. These costs exclude launch insurance and in-orbit performance incentives. Our contractual agreements for our satellites are more fully described in Note 11 of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. to Part I of this Form 10-Q under the heading “Satellite System.”

•

General Motors Distribution Agreement—We have a long-term distribution agreement with General Motors (“GM”). During the term of the agreement, which expires in 2013, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. Under the distribution agreement, we are required to make a subscriber acquisition payment to GM for each person who becomes and remains an XM subscriber through the purchase of a GM vehicle.

In April 2006, we amended the distribution agreement pursuant to which we made a prepayment in May 2006 in the amount of $237.0 million to GM to retire at a discount $320.3 million of the remaining fixed payment obligations that would have come due in 2007, 2008 and 2009. The April 2006 amendments eliminated our ability to make up to $35.0 million of subscriber acquisition payments in shares of our Class A common stock. In addition, our credit facility with GM was increased from $100.0 million to $150.0 million. The facility will terminate, and all draws will become due, upon the earlier of December 31, 2009 and six months after we achieve investment grade status. The amendments also provide that the security arrangements on the GM facility will be unsecured until the first draw under the bank credit facility and then secured on a second priority basis behind the secured indebtedness permitted to be incurred under the bank credit facility. As of September 30, 2007, we have $26.0 million of current prepaid expense to related party and $130.1 million of non-current prepaid expense to related party in connection with the guaranteed fixed payments, as the result of the $237.0 million prepayment in May 2006.

In order to encourage the broad installation of XM radios in GM vehicles, we have agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to our service. We must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than eight million GM vehicles with installed XM radios (at which point the percentage remains constant). Accordingly, the revenue share expense is recognized as the related subscription revenue is earned. As of September 30, 2007, we have $50.7 million of current prepaid expense to related party and $13.3 million of non-current prepaid expense to related party in connection with this revenue sharing arrangement. As part of the agreement, GM provides certain call-center related services directly to XM subscribers who are also GM customers for which we must reimburse GM. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a common receiver platform or capable of receiving Sirius Satellite Radio’s service. The agreement was subject to renegotiation in November 2005, and will be subject to renegotiation at two-year intervals thereafter, if GM did or does not achieve and maintain specified installation levels of GM vehicles capable of receiving our service. The specified installation level of 1,240,000 units by November 2005 was achieved in 2004. The specified installation levels in future years are the lesser of 600,000 units per year or amounts proportionate to target market shares in the satellite digital radio service industry. There can be no assurances as to the outcome of any such renegotiations. GM’s exclusivity obligations will discontinue if, by November 2007 and at two-year intervals thereafter, we fail to achieve and maintain specified minimum market share levels in the satellite digital radio service industry. We believe we were significantly exceeding the minimum levels at September 30, 2007. For the three and nine months ended September 30, 2007, we incurred total costs of $80.9 million and $212.7 million, respectively, under the distribution agreement; while for the comparable periods in 2006, we incurred costs of $48.7 million and $162.4 million, respectively.

•

Long-term debt—For a further discussion of long-term debt, see Note 6 of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. to Part I of this Form 10-Q. Based on the various terms of our long-term debt, our ability to redeem any long-term debt is limited. We have and may continue to take advantage of opportunities to reduce our level of indebtedness in exchange for issuing equity securities, if these transactions can be completed on favorable terms.

Related Party Transactions

For a discussion of related party transactions, see Note 9 of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. of this Form 10-Q.

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

The estimated fair value of our long-term debt is determined by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s bankers or quoted market prices at the reporting date for the traded debt securities. As of September 30, 2007, the carrying value of our long-term debt was $1,487.2 million, compared to an estimated fair value of $1,559.0 million. The estimated fair value of our long-term debt is not necessarily indicative of the amount which could be realized in a current market exchange.

Interest Rate Risk—As of September 30, 2007, we had $1,487.2 million of total debt, of which $1,287.2 million was fixed-rate debt and $200.0 million was variable-rate debt. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. An increase of 100 basis points in the interest rate applicable to the $200.0 million of variable-rate debt as of September 30, 2007 would result in an increase of $2.0 million in our annual interest expense. We believe that our exposure to interest rate risk is not material to our results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective. During the three months ended September 30, 2007, no changes were made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation and Arbitration

Copyright Royalty Board Arbitration—We have recently completed the hearing phase of a Copyright Royalty Board (CRB) proceeding to set the royalty rate payable by XM under the statutory license covering our performance of sound recordings over the XM system for the six-year period starting in January 2007. We anticipate that the CRB will render its decision by the end of 2007.

XM and Sirius have proposed initially paying $1.60 per featured play of each post-1971 copyrighted sound recording for this statutory license, which would translate into a rate of approximately 1.20% of each of their expected adjusted gross revenues in 2007 (based on current annual number of featured plays), and increasing the per featured play rate in each subsequent year over the term of the license by the percentage increase in XM’s and Sirius’ subscribers during the previous year.

SoundExchange, a collective operated on behalf of owners of copyrighted recordings, such as the major record labels, has proposed a set of rates (including a per broadcast per subscriber rate), effectively ranging from 8% of adjusted gross revenues at the outset of the term to as high as 23% over the term of the license (adjusted for CPI increases), depending on levels of subscribers attained.

There can be no assurance regarding the ultimate outcome of these matters, or their significance to our business, consolidated results of operations or financial position.

Separately, we have settled the royalty rate payable by XM under the statutory license covering our performance of sound recordings over XM channels transmitted over the DIRECTV satellite television system, and that CRB proceeding has concluded.

Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc and Warner Bros. Records Inc. v. XM Satellite Radio Inc.—Plaintiffs filed this action in the United States District Court for the Southern District of New York on May 16, 2006. The complaint seeks monetary damages and equitable relief, alleging that recently introduced XM radios that also have MP3 functionality infringe upon plaintiffs’ copyrighted sound recordings. Our motion to dismiss this matter was denied in January 2007. We believe these allegations are without merit and that these products comply with applicable copyright law, including the Audio Home Recording Act, and we intend to vigorously defend the matter. Music publishing companies and certain other record companies also have filed lawsuits, purportedly on a class basis, with similar allegations. There can be no assurance regarding the ultimate outcome of these matters, or the significance, if any, to our business, consolidated results of operations or financial position.

Matthew Enderlin v. XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc.—Plaintiff filed this action in the United States District Court for the Eastern District of Arkansas on January 10, 2006 on behalf of a purported nationwide class of all XM subscribers. The complaint alleges that we engaged in a deceptive trade practice under Arkansas and other state laws by representing that our music channels are commercial-free. We have filed an answer to the complaint and instituted arbitration with the American Arbitration Association pursuant to the compulsory arbitration clause in our customer service agreement. The arbitration has been stayed pending judicial determination of Enderlin’s objections to the arbitration. The United States Court of Appeals for the Eighth Circuit held on April 17, 2007 that those objections are to be decided by the trial court, not the arbitrator. We believe the suit is without merit and intend to vigorously defend the matter. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to our business, consolidated results of operations or financial position.

Regulatory Matters and Inquiries

Federal Communications Commission (“FCC”)

FCC Receiver Matter—As we have previously disclosed, we have received inquiries from, and responded to, the FCC regarding FM modulator wireless transmitters in various XM radios not in compliance with permissible emission limits. No health or safety issues have been involved with these wireless XM radios. We have implemented a series of design and installation modifications and we have obtained new certifications for numerous models of modified XM radios using our new SureConnect technology. In addition, we have implemented a regulatory compliance plan, including the appointment of an FCC regulatory compliance officer, to monitor FCC regulatory compliance, specifically with reference to the design, verification/certification, and production of XM radio receivers. We have been submitting documents to the FCC and are in discussions with the FCC to resolve this matter. We cannot predict at this time the extent of any further actions that we will need to undertake or any financial obligations we may incur. There can be no assurance regarding the ultimate outcome of this matter, or its significance to our business, consolidated results of operations or financial position.

FCC Repeater Network Matter—In October 2006, we filed for both a 30-day Special Temporary Authority (“STA”) and a 180-day STA with respect to our terrestrial repeater network, seeking authority to continue to operate our entire repeater network despite the fact that the technical characteristics of certain repeaters, as built, differ from the technical characteristics in the original STAs granted for our repeater network. These differences include some repeaters not being built in the exact locations, or with the same antenna heights, power levels, or antenna characteristics than set forth in the earlier STAs. Prior to making these filings, we reduced the power or discontinued operation of certain repeaters. As a result, we believe that service quality in portions of the affected metro areas has been somewhat reduced, including in terms of more frequent interruptions and/or occasional outages to the service. There has been no impact on the satellite signal. We continue to hold meetings with the staff of the FCC regarding these matters. In February 2007, we received a letter of inquiry from the FCC relating to these matters, to which we have responded. This proceeding may result in the imposition of financial penalties against us or adverse changes to our repeater network resulting from having repeaters turned off or otherwise modified in a manner that would reduce service quality in the affected areas. There can be no assurance regarding the ultimate outcome of this matter, or its significance to our business, consolidated results of operations or financial position.

These STA requests are distinct from (and if granted would modify) the STAs originally granted by the FCC relating to our commencing and continuing operation of the repeater network. As we have been disclosing for many years, the FCC has not yet issued final rules permitting us (or Sirius) to deploy terrestrial repeaters, and we have been deploying and operating our repeater network based on those early STAs and requests we have filed previously to extend the time periods of those STAs, which have expired. We (and Sirius) and others have been requesting that the FCC establish final rules for repeater deployment.

Federal Trade Commission (“FTC”)

FTC Inquiry—On April 25, 2006, we received a letter from the FTC stating that they are conducting an inquiry into whether our activities are in compliance with various acts, including the FTC Act, the Telemarketing Sales Rule, the Truth in Lending Act and the CAN-SPAM Act. This letter requests information about a variety of our marketing activities, including free trial periods, rebates, telemarketing activities, billing and customer complaints.

We have been submitting documents to the agency in response to the letter and are cooperating fully with this inquiry. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to our business, consolidated results of operations or financial position.

Securities and Exchange Commission (“SEC”)

SEC Inquiry—As previously disclosed, the Staff of the SEC has requested that we voluntarily provide documents to the Staff, including information relating to our subscriber targets, costs associated with attempting to reach those targets during the third and fourth quarters of 2005, the departure of Mr. Roberts from our board of directors, our historic practices regarding stock options and certain other matters. In this connection we retained outside counsel, who engaged an independent accounting advisor, to conduct a review of our stock option practices. The inquiry did not reveal the existence of material errors in any prior financial statements.

We have been submitting documents to the SEC in response to their requests and are cooperating fully with this inquiry. There can be no assurance regarding the ultimate outcome of these SEC matters, or the significance, if any, to our business, consolidated results of operations or financial position.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following purchases of the Company’s Class A common stock were completed during the three months ended September 30, 2007.

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2007—July 31, 2007	2,835	$11.17	—	—
August 1, 2007—August 31, 2007	49,708	$11.39	—	—
September 1, 2007—September 30, 2007	3,282	$12.72	—	—

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under the Company’s 1998 Shares Award Plan.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Amendment No. 2 to Employment Agreement, dated as of August 10, 2007, between Nathaniel Davis and XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed August 14, 2007).

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

EX-100.INS	XBRL Instance Document.

EX-100.SCH	XBRL Taxonomy Extension Schema Document.

EX-100.SCH.1	XBRL Taxonomy Extension Schema Supplement Document.

EX-100.CAL	XBRL Taxonomy Calculation Linkbase Document.

EX-100.LAB	XBRL Taxonomy Label Linkbase Document.

EX-100.PRE	XBRL Taxonomy Presentation Linkbase Document.

As a participant in the Securities and Exchange Commission’s voluntary XBRL (Extensible Business Reporting Language) program, the Company has attached as Exhibit 100 to this Quarterly Report on Form 10-Q the following materials formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, and (iii) the Unaudited Condensed Consolidated Statements of Cash Flows. Users of this data are advised pursuant to Rule 401 of Regulation S-T that the financial information contained in the XBRL documents is unaudited and these are not the official publicly filed financial statements of the Company. The purpose of submitting these XBRL formatted documents is to test the related format and technology and, as a result, investors should continue to rely on the official filed version of the furnished documents and not rely on this information in making investment decisions.

In accordance with Rule 402 of Regulation S-T, the information in Exhibit 100, shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XM SATELLITE RADIO HOLDINGS INC.
(Registrant)

Date: October 29, 2007	/s/ NATHANIEL A. DAVIS
Nathaniel A. Davis
President and Chief Executive Officer
(principal executive officer)

Date: October 29, 2007	/s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

XM SATELLITE RADIO INC.
(Registrant)

Date: October 29, 2007	/s/ NATHANIEL A. DAVIS
Nathaniel A. Davis
President and Chief Executive Officer
(principal executive officer)

Date: October 29, 2007	/s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)