Form 10-K/A
period 2007-12-31
XM SATELLITE RADIO INC; XM SATELLITE RADIO HOLDINGS INC
filed 2008-04-29
CIK 1116317, 1091530

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

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

Not Applicable

(Title of Classes)

Indicate by check mark if each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  ☒    No  ☐

Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

XM Satellite Radio Holdings Inc.	Large Accelerated Filer ☒	Accelerated Filer ☐
	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
XM Satellite Radio Inc.	Large Accelerated Filer ☐	Accelerated Filer ☐
	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether each registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of XM Satellite Radio Holdings Inc., based upon the closing price of its Class A common stock as of June 30, 2007, is $3,611,162,210.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of January 31, 2008)
XM SATELLITE RADIO HOLDINGS INC. CLASS A COMMON STOCK, $0.01 PAR VALUE	316,683,382 SHARES
XM SATELLITE RADIO INC. COMMON STOCK, $0.10 PAR VALUE (all shares are issued to XM Satellite Radio Holdings Inc.)	125 SHARES

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 that was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2008 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2007. Because of our pending merger with Sirius Satellite Radio Inc., we have postponed our annual meeting of stockholders. If our merger with Sirius closes in the interim, then we will not hold an annual meeting of stockholders because we will be a wholly owned subsidiary of Sirius. In addition, pursuant to the rules of the Securities and Exchange Commission, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from our President and Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to this Form 10-K/A. The currently dated certifications of our President and Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 31.3, 31.4, 32.1 and 32.2.

Except as set forth in Part III below, no other changes are made to the Original Filing other than the deletion of the reference on the cover of the Original Filing to the incorporation by reference of XM Satellite Radio Holdings Inc.’s definitive proxy statement into Part III of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Our annual report on Form 10-K is a combined report filed by two separate registrants: XM Satellite Radio Holdings Inc. (the “Company”, “Holdings”, or “XM”) and XM Satellite Radio Inc. (“Inc.”). Holdings’ principal wholly owned subsidiary is Inc. Unless the context requires otherwise, the terms “we,” “our” and “us,” refer to Holdings.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The following table sets forth the name and age of each of our directors, indicating all positions and offices with our company currently held by the director.

Name	Age	Position
Gary M. Parsons(4)	57	Chairman of the Board of Directors
Nathaniel A. Davis(4)	54	President, Chief Executive Officer and Member, Board of Directors
Joan L. Amble(1)	54	Member, Board of Directors
Thomas J. Donohue(2)(3)	69	Member, Board of Directors
Eddy W. Hartenstein(1)	57	Member, Board of Directors
Chester A. Huber, Jr.	53	Member, Board of Directors
John Mendel(4)	54	Member, Board of Directors
Jarl Mohn(2)(4)	56	Member, Board of Directors
Jack Shaw(1)(2)(3)	69	Member, Board of Directors
Jeffrey D. Zients(1)(3)	41	Member, Board of Directors

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating committee.
(4)	Member of the finance committee.

Set forth below are descriptions of the backgrounds and principal occupations of each of our directors, and the period during which he or she has served as a director.

Gary M. Parsons has served as our Chairman of the Board of Directors since May 1997 and previously served as Chief Executive Officer. He serves on the board of Canadian Satellite Radio Holdings Inc. and Devas Multimedia Pvt. Ltd, and is Chairman and was previously Chief Executive Officer of Mobile Satellite Ventures L.P. Mr. Parsons was President and Chief Executive Officer of TerraStar Corporation, formerly Motient Corporation, from July 1996 to March 1998, and subsequently served as Chairman until May 2002. Previously, Mr. Parsons was with MCI Communications Corporation where he served in a variety of roles from 1990 to 1996, including Executive Vice President of MCI Communications, and as Chief Executive Officer of MCI’s subsidiary MCImetro, Inc. From 1984 to 1990, Mr. Parsons was one of the principals of Telecom*USA, which was acquired by MCI.

Nathaniel A. Davis has served as a member of our Board of Directors since October 1999, as President and Chief Operating Officer from July 2006 to August 2007, and as President and Chief Executive Officer since August 2007. He was formerly managing director of Rannd Advisors, Oakton, Virginia. Until May 2003, Mr. Davis was President and Chief Operating Officer and a member of the board of directors of XO Communications Inc., formerly Nextlink Communications Inc. From October 1998 to December 1999, he was Executive Vice President of Nextel Communications where he had responsibility for the technical and engineering operations of Nextel’s nationwide switching and wireless communications network, billing and information technology systems. From August 1986 through September 1998, Mr. Davis served in a variety of senior engineering and finance roles at MCI, most recently as Senior Vice President and Chief Financial Officer of MCI Telecommunications. Mr. Davis serves on the board of directors of Mutual of America Capital Management Corporation and Charter Communications.

Joan L. Amble has served as a member of our Board of Directors since December 2006. Ms. Amble has served as Executive Vice President and Corporate Comptroller for American Express Company since December

2003. Prior to joining American Express, Ms. Amble served as chief operating officer and chief financial officer of GE Capital Markets, a service business within GE Capital Services, Inc., overseeing securitizations, debt placements and syndication, as well as structured equity transactions for General Electric Company business. From 1994 to March 2003, Ms. Amble served as vice president and controller for GE Capital.

Thomas J. Donohue has served as a member of our Board of Directors since October 1999. Mr. Donohue is President and Chief Executive Officer of the U.S. Chamber of Commerce, the world’s largest business federation, and has been active in national policy and non-profit operations for 30 years. From July 1984 through September 1997, Mr. Donohue served as President and Chief Executive Officer of the American Trucking Association. He serves on the board of directors of Union Pacific Corporation, Sunrise Senior Living Corporation and Marymount University.

Eddy W. Hartenstein has served as a member of our Board of Directors since May 2005. Mr. Hartenstein was the Vice Chairman and a member of the board of directors of The DIRECTV Group, Inc. (formerly Hughes Electronics Corporation) from December 23, 2003 until his retirement on December 31, 2004. Mr. Hartenstein served as Chairman and CEO of DIRECTV, Inc. from late 2001 to 2004 and as President of DIRECTV, Inc. from its inception in 1990 to 2001. Prior to 1990, Mr. Hartenstein served in various capacities for Hughes Communications, Inc., Equatorial Communications Services Company and Hughes Communications. Mr. Hartenstein also serves as a member of the board of directors of SanDisk Corporation, Thomson Multimedia and the Consumer Electronics Association. As of December 2005, Mr. Hartenstein also serves as the Chairman and Chief Executive Officer of HD Partners Acquisition Corporation.

Chester A. Huber, Jr. has served as a member of our Board of Directors since January 2002. Mr. Huber was named President of OnStar Corporation in December 1999 and was General Manager of the OnStar Division of General Motors Corporation from June 1995 until December 1999. He has held a variety of engineering, operations and marketing roles in his 34-year career with General Motors, including General Director of Aftermarket Parts and Services, and General Director of Sales, Marketing and Product Support for the Electro-Motive Division. Mr. Huber recently served on a Federal Advisory Committee for the Centers for Disease Control (CDC) and currently serves on another on the Global Positioning System (GPS) convened by NASA.

John W. Mendel has served as a member of our Board of Directors since May 2005. Mr. Mendel is Senior Vice President, automobile operations of American Honda Motor Co., Inc., responsible for Product Planning, Advertising, Marketing, Public Relations and Distribution for both Honda and Acura Automobile Divisions. Prior to joining American Honda in December 2004, Mr. Mendel served as Executive Vice President and Chief Operating Officer for Mazda North American Operations from January 2002 until November 2004. From 1976 to 2002, Mr. Mendel held numerous sales and marketing and management positions within Ford and Lincoln Mercury Divisions, Ford Customer Service and Ford of Europe.

Jarl Mohn, who has also been known as Lee Masters since his days in radio, has served as a member of our Board of Directors since May 2004. Mr. Mohn is a private investor with over 20 years experience in radio and currently manages The Mohn Family Foundation, a philanthropic entity he and his wife created in 2000. Previously, Mr. Mohn was the founding President and Chief Executive Officer of Liberty Digital from January 1999 to April 2002. Prior to Liberty Digital, Mr. Mohn created E! Entertainment Television, serving as President and Chief Executive Officer for E! from January 1990 to December 1998. Before founding E!, Mr. Mohn was Executive Vice President and General Manager of MTV, a cable music television network. He currently serves as a member of the Board of Directors for E.W. Scripps Company, CNET and MobiTV.

Jack Shaw has served as a member of our Board of Directors since May 1997. Mr. Shaw served as Chief Executive Officer of Hughes Electronics Corporation from January 2000 until his retirement in December 2003 and served as Chief Executive Officer and Chairman of Hughes Network Systems, Inc. from 1987 and 1988, respectively, through January 2000. Previously, Mr. Shaw held senior management positions with companies including ITT Space Communications, Inc., Digital Communications Corporation and M/A-Com

Telecommunications, Inc., which was acquired by Hughes Electronics Corporation in 1987. Mr. Shaw is a member of the Board of Directors of Globecomm Systems, Inc.

Jeffrey D. Zients has served as a member of our Board of Directors since May 2006. Mr. Zients leads an investment company that focuses on public and private small-cap companies. He served as the Chairman of the Board of The Advisory Board Company and Chairman of the Board of The Corporate Executive Board Company, two business-to-business content companies from June 2001 to November 2004 and January 2000 to April 2001, respectively. From July 1998 to June 2001, he served as Chief Executive Officer and from 1996 to July 1998 he served as Chief Operating Officer of The Advisory Board Company. Mr. Zients currently serves as a member of the Board of Directors for Revolution Health, a holding company investing in consumer-driven healthcare, Best Practices, a provider of emergency medicine outsourcing services and Timbuk2 Designs, a messenger bag and apparel retailer.

Director Designation Agreements

We have director designation agreements that contemplate election to our Board of Directors of members selected by each of General Motors and American Honda. Mr. Huber is the director selected by General Motors, and Mr. Mendel is the director selected by American Honda. The director designation agreements will terminate upon consent of the parties.

Executive Officers

The following table sets forth information concerning our executive officers. Officers are elected by and serve at the discretion of our Board of Directors.

Name	Age	Position
Dara F. Altman	49	Executive Vice President, Business and Legal Affairs
Stephen Cook	52	Executive Vice President, Automotive
Joseph J. Euteneuer	52	Executive Vice President, Chief Financial Officer
Vernon Irvin	46	Executive Vice President, Marketing
Stelios Patsiokas	55	Executive Vice President, Engineering and Technology
Joseph M. Titlebaum	45	General Counsel and Secretary
Erik Logan Toppenberg	37	Executive Vice President, Programming

Set forth below are descriptions of the backgrounds of each of our executive officers, other than Messrs. Parsons and Davis, whose positions and backgrounds are described above.

Dara F. Altman has served as our Executive Vice President, Business and Legal Affairs since January 2006. Previously, Ms. Altman was Executive Vice President of Business Affairs for Discovery Communications from 1997 to 2005, where she oversaw all business negotiations for Discovery’s global television assets, representing expenditures of more than $750 million annually across a broad range of business activities, including its domestic television networks, Discovery Channel, TLC and Animal Planet, as well as its education business and online and commerce activities. Prior to joining Discovery Communications, Ms. Altman served as Senior Vice President and General Counsel of Reiss Media Enterprises from 1993 to 1997, which owned Request TV, a national pay-per-view service. Before Request TV, Ms. Altman served as counsel for Home Box Office and started her career as a corporate and securities lawyer at Willkie, Farr & Gallagher LLP.

Stephen Cook has served as our Senior Vice President, Sales and Marketing since February 1999 and was promoted to Executive Vice President, Sales and Marketing in January 2002. Mr. Cook has served as Executive Vice President, Automotive since July 2006. Previously, Mr. Cook was Chief Operating Officer for Conxus Communications, where he successfully launched its portable voice messaging product, Pocketalk, in the top 12 United States markets. From 1990 to 1997, Mr. Cook held key management positions with GTE’s cellular operations, including VP of Marketing and President of the Southeast region. Prior to that time, Mr. Cook also spent five years in brand management with Procter & Gamble and has more than 24 years of experience with launching and marketing new consumer products.

Joseph J. Euteneuer has served as our Executive Vice President, Chief Financial Officer since June 2002. Previously, Mr. Euteneuer was Executive Vice President and Chief Financial Officer of Broadnet Europe, a subsidiary of Comcast Corporation, from 2000 to 2002. Mr. Euteneuer joined Comcast in 1989 and served as its Vice President & Corporate Controller prior to joining Broadnet Europe. Mr. Euteneuer is a certified public accountant.

Vernon Irvin has served as our Executive Vice President, Chief Marketing Officer since November 2006. Previously, Mr. Irvin was Executive Vice President and General Manager for the communications services group of Verisign from 2003 to 2006. From 2001 to 2003, Mr. Irvin served as Executive Vice President, Communications, Media and Entertainment for American Management Systems.

Stelios Patsiokas has served as our Senior Vice President, Technology since October 1998 and was promoted to Executive Vice President, Engineering and Technology in January 2002. Previously, Dr. Patsiokas was with Motorola, Inc., where he served in a variety of consumer electronics design and development roles since 1979. Since 1996, Dr. Patsiokas was Director of Product Development, for Motorola’s Messaging Systems Product Group, where he was involved with developing the PageWriterTM 2000 two-way messaging device. Dr. Patsiokas holds 32 United States patents.

Joseph M. Titlebaum has served as our General Counsel and Secretary since September 1998. From 1990 to 1998, Mr. Titlebaum was an attorney with the law firm of Cleary, Gottlieb, Steen & Hamilton. With a specialty in telecommunications ventures, Mr. Titlebaum has expertise in structuring, negotiating and implementing corporate finance, intellectual property and mergers and acquisitions transactions.

Erik Logan Toppenberg has served as Executive Vice President of Programming since August 2004. Mr. Toppenberg is a 20-year radio industry veteran and served as President of Programming at Citadel Broadcasting from July 2003 to July 2004. Mr. Toppenberg was Vice President of Programming at Infinity Broadcasting from February 2003 through July 2003. Prior to his corporate position at Infinity, Mr. Toppenberg served as Vice President, Operations at Infinity’s award-winning country radio station WUSN-FM in Chicago from April 2002 through January 2003, and was Operations Manager for various stations in Tampa, FL from 1998 through March 2002 leading WQYK-FM to the prestigious CMA Station of the Year honor in 2001. Mr. Toppenberg’s resume includes programming stints in San Francisco, Seattle, Milwaukee and Oklahoma City. Mr. Toppenberg also is an active member of the Country Music Association board of directors and is currently serving his fifth term.

Audit Committee

The audit committee, currently consisting of Ms. Amble (chair) and Messrs. Hartenstein, Shaw and Zients, reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters. These matters include the selection and oversight of our internal and external auditors and review of our accounting books, records and policies, our procedures for addressing material risks, our financial statements, the appropriateness of our accounting principles and related party transactions. The audit committee met nine times during 2007.

The NASDAQ Stock Market and the Securities and Exchange Commission impose strict independence requirements for all members of the audit committee. In addition to meeting NASDAQ’s tests for director independence generally, directors on audit committees must meet two basic criteria set forth in the SEC’s rules. First, audit committee members are barred from accepting—directly or indirectly—any consulting, advisory or other compensatory fee from the issuer or an affiliate of the issuer, other than in the member’s capacity as a member of the board and any board committee. The second basic criterion for determining independence provides that a member of an audit committee may not be an affiliated person of the issuer or any subsidiary of the issuer apart from his or her capacity as a member of the board and any board committee. The Board has determined that each member of the Audit Committee meets these independence requirements, in addition to the independence criteria established by NASDAQ for listed company board members generally. The Board has determined that each of the Audit Committee’s members qualifies as an audit committee financial expert, as that term is defined under the SEC rules.

Ethics

Our code of ethics sets forth our policies and expectations and applies to every XM director, officer and employee. Our code of ethics addresses a number of topics, including conflicts of interest, relationships with others, corporate payments, disclosure policy, compliance with laws, corporate opportunities and the protection and proper use of our assets. Our code of ethics is available on the Corporate Governance page of our website at http://www.xmradio.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. Such reporting persons are required by rules of the SEC to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely upon a review of Section 16(a) reports furnished to us for fiscal 2007 or written representations that no other reports were required, we believe that all filing requirements under Section 16 for fiscal 2007 were complied with on a timely basis, with the exception of Mr. Toppenberg, who inadvertently filed one late Form 4.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Our Compensation Philosophy and Objectives

We provide a satellite digital audio radio service in the United States and began commercial operations in late 2001. As a high growth but not yet profitable company, we strive to retain our existing executives and where needed attract new executive talent by paying at competitive levels including a significant upside opportunity through equity compensation. In addition, as previously disclosed, on February 19, 2007, we executed an Agreement and Plan of Merger with Sirius Satellite Radio Inc. As a result, and pursuant to the terms of the merger agreement, one focus for 2007 was to retain our senior management team, which includes each of the officers set forth in the Summary Compensation Table below, or the named executive officers (“NEOs”), through completion of the merger. Accordingly, our key compensation objectives during 2007 consisted of the following:

•

As described below in the sections entitled “Change in Control Arrangements” and “Potential Payments upon Termination or Change in Control,” the Compensation Committee approved various severance and retention arrangements for our employees, including our NEOs.

•

We continued our emphasis on variable compensation components (annual cash bonus and equity) over fixed components (salary and benefits). In each of the last three years, our executive officers received more equity, principally service-based restricted stock, and bonus compensation than base pay. We award cash bonuses and grant equity-based compensation, principally restricted stock, to executives on an annual basis after the end of each fiscal year. These awards are based both on the Company’s performance during the recently completed year relative to corporate objectives and on compensating for the individual’s contributions, teamwork and performance levels.

•	Since equity awards are also key in our efforts to retain our executives, we continue to believe that a significant portion of their overall compensation should consist of equity in the Company.

•

Because the Company still needs to continue to grow at a fairly rapid rate to achieve profitability, with business results fluctuating as part of the growth process, we believe it is important for our Compensation Committee to retain significant flexibility in setting and adjusting compensation so as to be able to recognize individual contributions as well as corporate performance and to respond to competitive and retention issues.

Our Compensation Committee is responsible for reviewing and approving the compensation paid to our executive officers, including each of the NEOs.

In reviewing the information below, investors should note that the variable portion of compensation, which is the most significant element of compensation, is granted after the end of each fiscal year when the results for that year are known, and the performance-based elements of the grant are focused on executive and company performance over the prior year. For 2007, the variable portion of compensation was awarded in early 2008. To the extent that annual equity compensation was based on performance, the relevant performance was during 2007.

Setting of Executive Compensation

Our Compensation Committee generally looks to both objective market data as well as internal, subjective reviews in setting each NEO’s target overall level of compensation and reviews the individual components as well as each executive’s total compensation opportunity.

Market Data. In 2007, we obtained market comparison data from analyses of publicly-available information for a “peer group” of companies that is based on industry, revenues, market capitalization and geographic location. Over the past several years, including 2007, this data has been provided by Aon Consulting as the Compensation Committee’s compensation consultant. The Committee has the authority to retain and dismiss its compensation consultants. The Committee’s consultant for 2008 is Towers Perrin.

Our management, with assistance from consultants, utilizes its business judgment in developing the appropriate peer group. Historically, we have used a peer group that has taken into account our belief that executives are more likely to receive or accept opportunities from within industries they know well, but that our executive officers have opportunities that are not solely limited to our industry or geographic location.

In 2007, we broadened our peer group of companies, reflecting management’s view both that the relevant industry had expanded due to increased competition from adjacent technologies, and that, due to convergence within the communications area, companies focusing on media content or communications technologies were similar enough to XM to include in the peer group. In choosing the peer group companies, management considered the companies selected to share some or all of the following characteristics with XM—corporate culture, requisite skill sets, competitive intensity, operating requirements and capital intensity. Our broadened peer group also takes into greater account market capitalization, in addition to revenues, to better reflect what management perceived to be comparable opportunities for top management. Based on these considerations, our current peer group consists of:

IAC/InteractiveCorp

Univision Communications

Cablevision Systems

Dun & Bradstreet

The Washington Post

Sirius Satellite Radio

Microstrategy

Verisign

Cumulus Media

Netflix

XO Holdings

Cox Radio

While the Committee with the assistance of the consultant reviews the market data with respect to our various elements of compensation, we do not “benchmark” or target certain percentiles within the peer group in determining NEO compensation. Instead, the Committee uses the information to monitor the overall competitiveness of NEO compensation, and retains the flexibility described above to determine compensation packages.

Committee Review. As discussed above, the Compensation Committee believes that competitive alternatives vary from individual to individual and may extend beyond equivalent positions in the Company’s industry or at other publicly traded or similarly-situated companies. As a result, the Compensation Committee primarily sets each NEO’s compensation target and each compensation element based on a series of subjective and objective factors, including individual and team contribution and performance, corporate performance (including both actual growth and growth relative to our guidance), complexity and importance of role and responsibilities, position tenure, leadership and growth potential and internal pay relationship. The Committee also reviews the total compensation package of our NEOs, including current and future salary and bonus pay as well as accumulated realized and unrealized stock option and restricted stock gains.

Elements of Compensation

For 2007, we provided three types of compensation to our NEOs—base salary, annual cash bonuses and long-term equity awards in the form of service-based restricted stock. As noted above, equity awards are based in part on retention and in part on the performance over the prior year. To the extent investors are seeking to compare executive compensation to Company performance, equity award levels in a particular year are more appropriately compared to Company performance in the prior year.

Base Salaries. Although we have emphasized variable components (bonus and equity) over fixed components of compensation (salary and benefits), our level of base pay to our NEOs is intended to be competitive with peer companies because we expect executives to hold much of their equity compensation for a number of years and recognize that executives value a cash component of compensation. Our Compensation Committee has the discretion to and will continually evaluate our fixed and variable components of compensation to ensure that we remain generally competitive including with our peer group as well as adequately address retention issues.

Base salaries of Nate Davis, our President and Chief Executive Officer, and Gary Parsons, our Chairman, are determined in accordance with their respective employment agreements. Our Compensation Committee reviews the compensation of our top executives by evaluating the responsibilities of the position, the experience and knowledge of the individual, and the competitive marketplace for executive talent, including a comparison to base salaries for comparable positions at peer public companies based on industry, market capitalization and geographic region. The employment agreements are described below under the heading “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table.” Annual salary adjustments for the NEOs who do not have employment agreements have been recommended by the CEO and the Chairman in the first quarter of each year by evaluating the performance of each executive officer after considering the previous year’s performance and evaluating evolving responsibilities.

In 2007, the Compensation Committee delegated to our CEO and Chairman the power and responsibility to set compensation for other executive officers, including the other NEOs.

Individual performance evaluations take into account such factors as achievement of specific goals that are driven by the Company’s strategic plan and attainment of specific individual objectives. The factors affecting base salary levels for 2007 include both Company performance, on an absolute basis and relative to prior objectives, and individual factors which vary from executive to executive as determined by the Compensation Committee, in the case of the CEO and Chairman, and as determined or recommended by the CEO and the Chairman, in the case of other NEOs. This consideration of both Company and individual factors results in a fair amount of flexibility in our compensation program, consistent with our objectives and as we believe is necessary given the expectations regarding growth of the Company.

Annual Bonuses. We adopted our 2007 XM Radio Bonus Compensation Plan to focus all of our employees above a specified level, including the NEOs, on achievement of operational and financial performance goals. Each participating employee, including each of the NEOs, had a “target” bonus opportunity for the year, which represented a percentage of his or her base salary paid during 2007. The target bonus is based on title, with the actual award based on the level of achievement, both by the individual and by the Company, of performance targets established each year, as well as an assessment of individual performance by the Compensation Committee for the CEO and the Chairman and by the CEO and Chairman for other NEOs. Individual goals are generally awarded up to 80% if “partially achieved,” 80-100% if “fully achieved,” and 100-120% if “clearly exceeded,” as interpreted by the Committee or the CEO and Chairman, respectively.

As described below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Employment Agreements,” the employment agreements of Mr. Davis and Mr. Parsons contain provisions relating to bonuses. Under his employment agreement, Mr. Davis is eligible for a discretionary annual bonus with a target guideline of 100% of base salary. Mr. Parsons’ employment agreement provides that he is eligible for a discretionary annual bonus with a target guideline of 100-125% of base salary. The target bonus for each of the other NEOs for 2007 was 55% of base salary.

The corporate performance targets under our 2007 bonus plan were based on a sliding scale around our achieving during 2007 ending subscribers in the nine million range and adjusted operating loss in the $150 million range, as adjusted for various merger, legal, settlement and other extraordinary expenses as determined by the Compensation Committee. The Company performance portion of the bonus plan was achieved for 2007. Accordingly, bonuses were awarded to NEOs during February 2008 under the Company’s 2007 bonus plan.

As the corporate performance goals were met in 2007, the bonuses for 2007, awarded in early 2008, included the corporate component. For comparative purposes, the Company did not achieve the corporate performance targets for 2006 and thus no corporate component was awarded for 2006. The Company achieved at least 96% of the corporate performance target of the bonus plan in 2003, 2004 and 2005.

Equity Compensation. As the Company is still seeking to generate enough revenue to reach positive cash flow, the Company has undertaken a risk/reward compensation philosophy of emphasizing equity components of compensation. In addition, consistent with our compensation objectives, we also use our equity compensation as a retention mechanism for our employees, including our NEOs. In light of the pending merger with Sirius, a portion of the May 2007 equity grants were for retention purposes and accordingly vest in full on the first anniversary of the date of grant, in contrast to our typical practice of restricted stock grants vesting over three years. There may also be performance measures included in equity compensation. For example, the employment agreement for Mr. Davis includes a restriction that he will not sell vested shares, other than to fund tax payments, until the first to occur of the average closing price for our Class A common stock over any seven consecutive trading days being at least 150% of the stock price on the grant date, or seven years having elapsed since the grant date.

Options. While we historically granted options to our executives, since 2005 we have primarily granted only service-based restricted stock to our executives. The Company continues to grant stock options to certain of its non-executive employees, and in prior years we have granted stock options to executives at the time of hire.

Restricted Stock. Since 2005, the Company has generally made its annual equity awards to executives including the NEOs in the form of restricted stock, in part because fewer shares are required, in part because of fluctuations in our stock price and in part because options and restricted stock no longer have the disparate accounting treatment that inclined many companies including XM to award options. All equity awards are subject to continuation of service vesting restrictions, so they are not immediately payable and are at risk of forfeiture until vesting requirements are met. Typically, restricted stock awards vest in equal portions over three years. Vesting occurs on the yearly anniversary of the date of grant, except that if the scheduled vesting date occurs during a trading blackout under our insider trading policy, then vesting is deferred until the first day of the next open window period.

In February 2008, we made our annual equity grants to our NEOs in the form of restricted stock. In May 2007, we made our annual equity grants to our NEOs in the form of restricted stock.

Timing of Equity Awards. We typically grant equity awards to the NEOs each year at a Compensation Committee meeting during the first quarter. Equity awards also are made to new executive officers by the Compensation Committee upon hire or promotion of the executive and upon an extension of his or her employment agreement. Equity also may be granted in response to competitive or retention issues. The Compensation Committee does not time equity grants to take advantage of information, either positive or negative, about the Company that has not been publicly disseminated. It is our practice that the exercise price for option grants is the closing market price on the date of grant, with the grant date being the date of Compensation Committee approval and date of hire for new employees.

Change in Control Arrangements

The terms of the merger agreement with Sirius Satellite Radio contemplated that our Compensation Committee would approve or establish various severance and retention arrangements for our employees, including our NEOs. In order to keep our management team intact during the pendency of the merger, in April 2007, we entered into amendments to the employment agreements of Messrs. Davis and Parsons and our former CEO and severance agreements for our other NEOs. As further described below under “Potential Payments upon Termination or Change in Control,” pursuant to each of their employment agreements, in the event of termination of employment of Mr. Davis or Mr. Parsons without cause, or if Mr. Davis or Mr. Parsons were to resign for good reason (which includes a change of control of the Company), we will pay each of them a lump sum equal to two times the sum of base salary and annual bonus and will continue to make available or pay annually in a lump sum all applicable benefits for two years from the date of termination. Each would be entitled to receive a pro-rated portion of his annual bonus for that year. In addition, all options granted to Mr. Davis and Mr. Parsons would vest immediately and remain exercisable for eighteen months. The limitation on sales of restricted stock prohibiting trading until our Class A common stock achieves a specified level or until seven years after the date of grant would lapse. Although our other NEOs do not have employment agreements, they do have severance agreements, and restricted stock and stock options held by our NEOs also have extended exercise periods, accelerated vesting and lapse of restrictions under certain change in control scenarios. See “Potential Payments upon Termination or Change in Control” for a further explanation, and estimated quantification of these amounts.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on the review and discussion referred to above, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Proxy Statement on Schedule 14A and Annual Report on Form 10-K.

Compensation Committee

Thomas J. Donohue

Jarl Mohn

Jack Shaw

This report is not deemed filed with the SEC and is not incorporated by reference in any filing of our company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Summary Compensation Table

Name and Principal Position(s)	Year	Annual Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)(10)	All Other Compensation ($)(11)	Total ($)
Gary Parsons Chairman of the Board	2007 2006	$495,593 460,336	2,205,989 816,791	$2,629,361 5,465,225	(2) (3)	$603,750 —	$5,500 5,500	$5,940,193 6,747,852

Nathaniel Davis President Chief Executive Officer	2007	560,416	1,975,565	851,596		747,500	—	4,135,077

Hugh Panero Former Chief Executive Officer	2007 2006	538,522 620,480	4,028,209 816,791	2,596,150 5,204,848	(4) (5)	— —	4,962,745 16,306	12,125,626 6,658,425

Joseph J. Euteneuer Executive Vice President Chief Financial Officer	2007 2006	425,165 405,048	1,605,118 889,843	66,420 546,747	(6) (7)	248,339 25,000	3,407 4,548	2,348,449 1,871,186

Erik Toppenberg Executive Vice President Programming	2007 2006	406,672 351,520	1,825,306 983,176	390,864 607,087	(8) (9)	233,064 35,000	5,500 5,500	2,861,406 1,982,283

Vernon Irvin Executive Vice President Chief Marketing Officer	2007	400,000	938,780	512,066		224,840	403,047	2,478,733

(1)	Amount shown represents the dollar amount recognized for financial statement reporting purposes for each NEO during 2006 and 2007, disregarding any estimates of forfeitures relating to service-based vesting conditions. For a discussion of the assumptions made for purposes of this valuation, see Note 12 to our 2007 audited financial statements included within our Annual Report on Form 10-K for 2007.
(2)	Includes $2,629,361 relating to 250,000 options granted in 2004 with an exercise price of $22.00 and 750,000 options granted in 2004 with an exercise price of $24.43, all of which were out-of-the-money as of December 31, 2007.
(3)	Includes $5,361,254 relating to 250,000 options granted in 2004 with an exercise price of $22.00 and 750,000 options granted in 2004 with an exercise price of $24.43, all of which were out-of-the-money as of December 31, 2006.
(4)	Includes $2,596,150 relating to 200,000 options granted in 2004 with an exercise price of $22.00 and 750,000 options granted in 2004 with an exercise price of $24.43, all of which were out-of-the-money as of December 31, 2007.
(5)	Includes $5,113,873 relating to 200,000 options granted in 2004 with an exercise price of $22.00 and 750,000 options granted in 2004 with an exercise price of $24.43, all of which were out-of-the-money as of December 31, 2006.
(6)	Includes $66,420 relating to 100,000 options granted in 2004 with an exercise price of $22.00 that were out-of-the-money as of December 31, 2007.
(7)	Includes $494,761 relating to 100,000 options granted in 2004 with an exercise price of $22.00 that were out-of-the-money as of December 31, 2006.
(8)	Includes $390,864 relating to 100,000 options granted in 2004 with an exercise price of $26.97 that were out-of-the-money as of December 31, 2007.
(9)	Includes $607,087 relating to 100,000 options granted in 2004 with an exercise price of $26.97 that were out-of-the-money as of December 31, 2006.
(10)	Amount shown represents the actual annual incentive award paid to Messrs. Davis, Parsons, Euteneuer, Irvin and Toppenberg for 2007 individual performance. For additional information on these awards, see the Grants of Plan-Based Awards table below on page 12.
(11)	Amounts shown are further described in the tables below.

All Other Compensation

Name and Principal Position(s)	Year	401(k) Match	Long-term Disability		Relocation		Severance Payments		Total ($)
Gary Parsons Chairman of the Board	2007 2006	$5,500 5,500	$	— —	$	— —	$	— —	$5,500 5,500

Nathaniel Davis President Chief Executive Officer	2007	—		—		—		—	—

Hugh Panero Former Chief Executive Officer	2007 2006	5,500 5,500		10,806 10,806		— —		4,946,439 —	4,962,745 16,306

Joseph J. Euteneuer Executive Vice President Chief Financial Officer	2007 2006	3,407 4,548		— —		— —		— —	3,407 4,548

Erik Toppenberg Executive Vice President Programming	2007 2006	5,500 5,500		— —		— —		— —	5,500 5,500

Vernon Irvin Executive Vice President Chief Marketing Officer	2007	6,000		—		397,047		—	403,047

Grants of Plan-Based Awards

Name	Grant Date (1)	Estimate Possible Payouts Under Non-Equity Incentive Plan Awards (2)						All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards ($) (8)
		Threshold ($)(3)		Target ($)(4)		Maximum ($)(5)
Gary Parsons	5/25/2007 5/25/2007 2/1/2007	$	— — —	$	— — 525,000	$	— — 711,900	200,000 100,000	(6) (7)	$2,360,000 1,180,000

Nathaniel Davis	5/25/2007 5/25/2007 2/1/2007		— — —		— — 650,000		— — 881,400	200,000 100,000	(6) (7)	2,360,000 1,180,000

Hugh Panero	5/25/2007 2/1/2007		— —		— 650,000		— 881,400	150,000	(6)	1,770,000

Joseph J. Euteneuer	5/25/2007 5/25/2007 2/1/2007		— — —		— — 250,204		— — 339,284	40,000 30,000	(6) (7)	472,000 354,000

Erik Toppenberg	5/25/2007 5/25/2007 2/1/2007		— — —		— — 241,563		— — 327,560	60,000 35,000	(6) (7)	708,000 413,000

Vernon Irvin	5/25/2007 5/25/2007 2/1/2007		— — —		— — 235,400		— — 319,202	65,000 45,000	(6) (7)	767,000 531,000

(1)	Dates in this column associated with Stock Awards represent the date of grant as determined pursuant to FAS 123R. The February 1, 2007 date associated with the non-equity incentive plan awards represents the date the Compensation Committee approved the award.
(2)	Amounts shown represent possible amounts payable to each NEO pursuant to the 2007 XM Radio Bonus Compensation Program. For the actual amount paid to each NEO pursuant to this plan, see the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above. For additional information on these awards, see “Compensation Discussion and Analysis—Elements of Compensation—Annual Bonuses” on page 8.
(3)	Assumes the individual portion of the bonus (40%) is earned at 0% and the corporate portion (60%) is earned at 0%.
(4)	Assumes the individual portion of the bonus (40%) is earned at 100% and the corporate portion (60%) is earned at 100%.
(5)	Assumes the individual portion of the bonus (40%) is earned at 120% and the corporate portion (60%) is earned at 146%.
(6)	Represents restricted stock awards to the NEOs that vest in 33% installments over a three-year period.
(7)	Represents restricted stock awards to the NEOs that vest 100% one year from grant.
(8)	Amounts shown represent the full grant date fair value of each stock award, as computed in accordance with FAS 123R.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreements

Mr. Davis. Nate Davis is employed as our President and Chief Executive Officer and member of the Board of Directors for a term of three years under an employment agreement effective July 24, 2006 and amended in April 2007 and August 2007, at which later time Mr. Davis became our Chief Executive Officer. Mr. Davis generally participates in the same executive compensation plans and arrangements available to the other senior executives. Accordingly, his compensation also consists of annual base salary, annual bonus and long-term equity-linked compensation. Specifically, Mr. Davis’ employment agreement provides for an annual base salary of at least $650,000 annually, subject to increase by the Board of Directors. In addition, Mr. Davis is eligible for a discretionary annual bonus with a target guideline of 100% of his base salary based upon having met or having significantly exceeded the personal and corporate objectives established by the Board each year. See “Compensation Discussion and Analysis” for a discussion of Mr. Davis’ bonus opportunity in 2007.

Mr. Parsons. Gary Parsons is employed as our Chairman of the Board of Directors under an employment agreement effective August 6, 2004 and amended in April 2007 and February 2008, which extended the term to June 30, 2008. Mr. Parsons generally participates in the same executive compensation plans and arrangements available to the other senior executives. Accordingly, his compensation also consists of annual base salary, annual bonus and long-term equity-linked compensation. His employment agreement calls for Mr. Parsons to receive a base salary of at least $525,000 annually, subject to increase by the Board of Directors. The target amount of Mr. Parsons’ discretionary bonus ranges from 100-125% of base salary based upon having met or having significantly exceeded the personal and corporate objectives established by the Board each year and must be paid in cash or stock within 60 days of the end of the calendar year. See “Compensation Discussion and Analysis” for a discussion of Mr. Parsons’ bonus opportunity in 2007.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Gary Parsons	— — — 267,570 100,000 267,500 32,500 150,000 400,000 250,000 750,000	— — — — — — — — — — —	$	— — — 9.52 37.25 16.79 16.79 6.68 5.34 22.00 24.43	7/16/2009 7/21/2010 7/2/2011 1/16/2012 7/1/2012 3/20/2013 2/18/2014 8/6/2014	100,000 200,000 100,000 — — — — — — — —	(4) (7) (8)	$1,224,000 2,448,000 1,224,000 — — — — — — — —
Nathaniel Davis	— — — 26,757 10,000 10,000 10,000 10,000 10,000 10,000 133,334	— — — — — — — — — — 266,666		— — — 9.52 18.69 14.99 10.30 27.11 26.82 22.46 11.92	10/8/2009 1/11/2011 1/16/2012 5/22/2013 3/25/2014 4/20/2015 4/20/2016 7/20/2016	133,333 200,000 100,000 — — — — — — — —	(5) (7) (8)	1,631,996 2,448,000 1,224,000 — — — — — — — —
Hugh Panero	— 150,000 117,500 182,500 200,000 750,000	— — — — — —		— 18.69 15.50 15.50 22.00 24.43	1/11/2011 6/1/2011 1/16/2012 2/18/2014 8/6/2014	150,000 — — — — —	(9)	1,836,000 — — — — —
Joseph J. Euteneuer	— — — — — 200,000 200,000 100,000	— — — — — — — —		— — — — — 6.55 5.34 22.00	6/21/2012 3/20/2013 2/18/2014	16,666 50,000 60,000 40,000 30,000 — — —	(2) (4) (6) (7) (8)	203,992 612,000 734,400 489,600 367,200 — — —
Erik Toppenberg	— — — — — 100,000	— — — — — —		— — — — — 26.97	8/23/2014	16,666 50,000 75,000 60,000 35,000 —	(2) (4) (6) (7) (8)	203,992 612,000 918,000 734,400 428,400 —
Vernon Irvin	— — — 66,667 —	— — — 133,333 —		— — — 13.99 —	11/14/2016	66,666 65,000 45,000 — —	(3) (7) (8)	815,992 795,600 550,800 — —

(1)	Amounts shown calculated by multiplying the closing market price of our common stock on December 31, 2007, or $12.24, by the number of shares.
(2)	Scheduled to vest in equal tranches on the first day of the first open window period under the XM Insider Trading Policy occurring on or after March 23, 2008.
(3)	Scheduled to vest in equal tranches on the first day of the first open window period under the XM Insider Trading Policy occurring on or after each of November 14, 2008, 2009 and 2010.
(4)	Scheduled to vest in equal tranches on the first day of the first open window period under the XM Insider Trading Policy occurring on or after each of March 14, 2008 and 2009.
(5)	Scheduled to vest in equal tranches on the first day of the first open window period under the XM Insider Trading Policy occurring on or after each of July 20, 2008 and 2009.
(6)	Scheduled to vest in equal tranches on the first day of the first open window period under the XM Insider Trading Policy occurring on or after each of December 15, 2007, 2008 and 2009.
(7)	Scheduled to vest in equal tranches on the first day of the first open window period under the XM Insider Trading Policy occurring on or after each of May 25, 2008, 2009 and 2010.
(8)	Scheduled to vest on the first day of the first open window period under the XM Insider Trading Policy occurring on or after May 25, 2008.
(9)	Vested on March 31, 2008.

Option Exercises and Stock Vested

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)
Gary Parsons	—		$—	50,000	(1)	$563,500
Nathaniel Davis	—		—	66,667	(2)	763,337
Hugh Panero	454,236	(7)	2,604,089	150,000	(3)	1,704,500
Joseph J. Euteneuer	—		—	41,667	(4)	469,587
Erik Toppenberg	—		—	45,001	(5)	506,561
Vernon Irvin	—		—	33,334	(6)	502,010

(1)	For these shares, the value realized is calculated based on multiplying the number of shares by the market close value of our common stock on May 4, 2007, or $11.27. Under the XM Insider Trading Policy, these shares, which have an anniversary date of March 14, vested on May 4, 2007.
(2)	For these shares, the value realized is calculated based on multiplying the number of shares by the market close value of our common stock on August 1, 2007, or $11.45. Under the XM Insider Trading Policy, these shares, which have an anniversary date of July 20, vested on August 1, 2007.
(3)	For 50,000 of these shares, the value realized is calculated based on multiplying the number of shares by the market close value of our common stock on May 4, 2007, or $11.27. Under the XM Insider Trading Policy, these shares, which have an anniversary date of March 14, vested on May 4, 2007. For 100,000 of these shares, the value realized is calculated based on multiplying the number of shares by the market close value of our common stock on August 10, 2007, or $11.41. These shares vested upon the departure of Mr. Panero as Chief Executive Officer. Mr. Panero elected to cover taxes with 44,020 of the 100,000 shares that vested on August 10, 2007. The net shares to Mr. Panero were 105,980 shares.
(4)	For 16,667 of these shares, the value realized is calculated based on multiplying the number of shares by the market close value of our common stock on May 4, 2007, or $11.27. Under the XM Insider Trading Policy, these shares, which have an anniversary date of March 23, vested on May 4, 2007. For 25,000 of these shares, the value realized is calculated based on multiplying the number of shares by the market close value of our common stock on May 4, 2007, or $11.27. Under the XM Insider Trading Policy, these shares, which have an anniversary date of March 14, vested on May 4, 2007 when the trading period opened.

(5)	For 3,334 of these shares, the value realized is calculated based on multiplying the number of shares by the market close value of our common stock on August 22, 2007, or $11.09. Mr. Toppenberg elected to cover taxes with 1,135 of the 3,334 shares that vested on August 23, 2007. For 16,667 shares, the value realized is calculated based on multiplying the number of shares by the market close value of our common stock on May 4, 2007, or $11.27. Under the XM Insider Trading Policy, these shares, which have an anniversary date of March 23, vested on May 4, 2007. Mr. Toppenberg elected to cover taxes with 5,671 of the 16,667 shares that vested on May 4, 2007. For 25,000 shares, the value realized is calculated based on multiplying the number of shares by the market close value of our common stock on May 4, 2007, or $11.27. Under the XM Insider Trading Policy, these shares, which have an anniversary date of March 14, vested on May 4, 2007. Mr. Toppenberg elected to cover taxes with 8,506 of the 25,000 shares that vested on May 4, 2007. The net shares to Mr. Toppenberg were 29,689 shares.
(6)	For the 33,334 shares, the value realized is calculated based on multiplying the number of shares by the market close value of our common stock on November 13, 2007, or $15.06. Mr. Irvin elected to cover taxes with 11,341 of the 33,334 shares that vested on November 14, 2007 which resulted in net 21,993 shares.
(7)	The intrinsic values on the exercise of these options ranged between $2.40 and $8.96 per share. The exercises were made in November 2007.

Potential Payments upon Termination or Change-in-Control

Employment Agreements

Pursuant to each of their employment agreements, Mr. Davis, our President and CEO, and Mr. Parsons, our Chairman, are entitled to certain incremental payments and benefits, further discussed below.

Termination without Cause or Resignation for Good Reason. In the event we terminate the employment of Mr. Davis or Mr. Parsons without cause or if Mr. Davis or Mr. Parsons were to resign for good reason during the term of his agreement, we will pay each of them a lump sum equal to two times the sum of base salary and annual bonus, if any, and will continue to make available or pay annually in a lump sum all applicable benefits for two years from the date of termination. Each would be entitled to receive a pro-rated portion of his annual bonus for that year. In addition, all options and restricted stock granted to Mr. Davis and Mr. Parsons would vest immediately and all options would remain exercisable for eighteen months. The limitation on sales of certain restricted stock grants prohibiting trading until our Class A common stock achieves a specified trading level or until seven years after the date of grant would lapse.

Pursuant to the employment agreements, “good reason” means

•	a substantial diminution of the executive’s responsibilities or status;

•	XM’s relocation of the executive outside the Washington, D.C. area;

•

a material breach of the agreement by XM, provided that the executive has given XM notice of the conduct he believes to constitute the material breach and XM fails to remedy the breach within 10 days thereafter;

•	a “change of control” of XM as described below; or

•	in the case of Mr. Davis, the naming of a new CEO other than Mr. Davis or Mr. Parsons.

A “change of control” occurs where

•	any person or group becomes beneficial owner of securities of XM representing more than 40% of the voting power of XM;

•

Board members at the beginning of a two-year period (together with new members appointed with the concurrence of at least two thirds of those members) no longer constitute two thirds of the Board during such two-year period;

•

a merger/consolidation of XM occurs where the XM voting securities immediately prior to the merger/consolidation do not constitute at least 60% of the combined voting securities after the merger/consolidation; or

•	the stockholders approve a plan of complete liquidation or winding-up of XM or an agreement for the sale or disposition of all or substantially all of XM’s assets.

Termination for Cause or Voluntary Resignation. In the event we terminate Mr. Davis’ or Mr. Parsons’ employment for cause or if either the individual voluntarily resigns during the term of his agreement, we will pay, in accordance with our then-prevailing executive payroll practices, all base compensation, benefits and other payments to which the individual was entitled through the effective date of termination. In the case of voluntary resignation only, the individual also will be entitled to exercise any of his vested options within three months after termination. All unvested options and vested options that are not exercised within three months of termination will be forfeited.

Death. If Mr. Davis’ or Mr. Parsons’ employment terminates because of his death during the term of his agreement, we will continue to pay his then current base salary and pro-rated annual bonus (based on the percentage of base salary awarded as an annual bonus in the prior year), and will continue to make all applicable benefits available, to his legal representatives, estate, beneficiaries or heirs, through the end of the third calendar month following his death. In addition, XM will continue any health, medical, dental, or similar benefits which members of his family were receiving for a period of one year from date of death for Mr. Parsons and fifteen months from date of death for Mr. Davis, or pay such family members an amount equal to their cost for obtaining equivalent coverage. All non-vested options will be forfeited. Legal representatives, estate, beneficiaries or heirs will be entitled to exercise any vested options within one year after the individual’s death.

Disability. If we terminate Mr. Davis’ or Mr. Parsons’ employment because of disability (defined as being unable, by virtue of illness or physical or mental incapacity or disability, to perform the individual’s essential job functions, whether with or without reasonable accommodation, in substantially the manner required prior to the commencement of the disability for more than ninety consecutive days) during the term of his agreement, we will continue to pay his then current base salary, and pro-rated annual bonus (based on the percentage of base salary awarded as an annual bonus in the prior year), and will continue to make all applicable benefits available, to the individual, through the end of the third calendar month following termination. In addition, we will continue any health, medical, dental, or similar benefits which the individual (and/or members of his family) were receiving for a period of one year from date of disability for Mr. Parsons and fifteen months from date of disability for Mr. Davis, or pay the individual an amount equal to the cost of obtaining equivalent coverage. All non-vested options will be forfeited. Vested options may be exercised within one year after termination.

Nonrenewal. If we offer to renew Mr. Davis’ or Mr. Parsons’ employment agreement, but their employment nevertheless terminates, and restricted stock and options scheduled to vest on the third anniversary of their employment agreements will immediately vest and all vested options, including those scheduled to vest on the third anniversary of their employment agreements, will remain exercisable for three months. All other non-vested options would be forfeited. If we do not offer to renew Mr. Davis’ or Mr. Parsons’ employment agreement, all restricted stock and options previously granted will vest immediately and options will remain exercisable for eighteen months.

Each of Mr. Davis’ and Mr. Parsons’ employment agreements restricts him from engaging in any business in the United States that resembles or competes with our company for a period of one year following termination of his employment.

Departure of Former CEO. Hugh Panero, our former CEO, left the Company in August 2007. Pursuant to Mr. Panero’s employment agreement, the Company paid Mr. Panero a lump sum of approximately $4.8 million upon his departure, representing three times his then current salary and bonus opportunity (including a pro rata bonus for 2007) and five years of applicable benefits. Mr. Panero’s employment agreement also provided that a gross-up payment will be made to Mr. Panero to the extent of penalties imposed by Section 409A of the Internal Revenue Code. In addition, Mr. Panero’s unvested stock awards, other than the awards granted in May 2007, vested upon his departure. The May 2007 awards vested in March 2008.

Severance Agreements

We have entered into severance agreements with each of our NEOs other than our Chairman and our President and CEO. The form of agreement provides, among other things, that if a change in control of the Company occurs and as a result the officer is either terminated or terminates his employment for good reason, the officer would receive a lump sum cash payment equal to two times the sum of the officer’s base salary and target annual bonus, a pro-rata target annual bonus in respect of the year of termination, continued health and insurance benefits for two years, outplacement services for two years and a gross-up payment to cover excise taxes. The limitation on sales of restricted stock prohibiting trading until our Class A common stock achieves a $30 trading level or until seven years after the date of grant would lapse.

A “change in control” occurs where

•	any person or group becomes beneficial owner of securities of XM representing more than 40% of the voting power of XM;

•

Board members at the beginning of a two-year period (together with new members appointed with the concurrence of at least two thirds of those members) no longer constitute two thirds of the Board during such two-year period;

•

a merger/consolidation of XM occurs where the XM voting securities immediately prior to the merger/consolidation do not constitute at least 60% of the combined voting securities after the merger/consolidation; or

•	the stockholders approve a plan of complete liquidation or winding-up of XM or an agreement for the sale or disposition of all or substantially all of XM’s assets.

“Good reason” means

•

the assignment to the officer of any duties inconsistent with his or her status as an executive officer or a substantial adverse alteration in the officer’s title, line of reporting or nature or status of the officer’s responsibilities from those in effect immediately prior to the change in control;

•	a reduction in the officer’s annual base salary;

•	the relocation of the officer’s principal place of employment to a location more than 35 miles from the officer’s principal place of employment immediately prior to the change in control;

•	the failure to pay any portion of the officer’s base salary or annual bonus when due;

•	the failure to continue in effect any compensation plan in which the officer participates immediately prior to the change in control that is material to the officer’s compensation; or

•

the failure to continue to provide the officer with benefits substantially similar to those enjoyed by the officer under any of XM’s benefit plans in which the officer was participating immediately prior to the change in control, the taking of any other action which material reduces any such benefits or deprives the officer of any material fringe benefit enjoyed by the officer at the time of the change in control, or the failure to provide the officer with the number of paid vacation days to which the officer is entitled on the basis of years of service in accordance with normal vacation policy in effect at the time of the change in control.

Each of the severance agreements for the NEOs other than Messrs. Davis and Parsons restricts him from engaging in any business in the United States that competes with our company for a period of one year following termination of his employment.

Acceleration of Equity Pursuant to Equity Plans

Restricted Stock. Pursuant to the XM Satellite Radio Holdings Inc. 1998 Shares Award Plan and 2007 Stock Incentive Plan, our restricted stock awards held by the NEOs will become 100% vested upon termination of service, if service terminates as a result of death or as the result of an involuntary termination within one year of a “change of control” (which has a substantially similar definition to that described above under “Severance Agreements” except that under the 1998 Shares Award Plan it also includes shareholder approval of a merger or consolidation transaction) or involuntary termination or resignation for “good reason” (which has a substantially similar definition to that described above under “Severance Agreements”) within one year of a consummated merger transaction. In the case of Mr. Davis and Mr. Parsons, the terms of their employment agreements, which are described above, control with respect to the restricted stock held by each.

Stock Options. Pursuant to our 1998 Shares Award Plan and 2007 Stock Incentive Plan, stock option awards held by the NEOs may be exercised for the following periods after the applicable termination:

•	zero months in the case of a termination for good cause;

•	three months in the case of a voluntary termination;

•	six months following an involuntary termination; or

•	twelve months in the case of death, disability, retirement or voluntary or involuntary termination after a change of control.

Upon the optionee’s termination of employment, the option will be exercisable only to the extent that it was vested and exercisable as of the date of the optionee’s termination, except that in the case of the optionee’s death or involuntary termination within one year of a change of control, the option will vest immediately in full and be fully exercisable by the optionee or authorized representative. In the case of Mr. Davis and Mr. Parsons, the terms of their employment agreements, which are described above, control with respect to the options held by each.

Potential Payments

Based upon a hypothetical termination date of December 31, 2007 and stock price equal to $12.24, the closing price of our Class A common stock on December 31, 2007, the payments and benefits payable to our NEOs would have been as follows:

Termination without cause

	Davis	Parsons	Euteneuer	Toppenberg	Irvin
Base Salary(1)	$1,300,000	$1,050,000	$909,853	$878,412	$856,000
Bonus(2)	1,950,000	1,575,000	750,628	724,690	706,200
Health care and other insurance(3)	75,884	66,821	52,835	52,003	51,410
Fair market value of accelerated equity(4)	5,389,329	4,896,000	2,407,192	2,896,792	2,162,392
Outplacement Services(5)	—	—	21,000	21,000	21,000
Tax gross-up(6)	1,716,649	1,440,437	738,126	770,845	687,060
Total	$10,431,862	$9,028,258	$4,879,634	$5,343,742	$4,484,062

(1)	All NEOs are to receive two times their base salary. At December 31, 2007, this was $650,000 for Mr. Davis, $525,000 for Mr. Parsons, $454,926 for Mr. Euteneuer, $439,206 for Mr. Toppenberg, and $428,000 for Mr. Irvin.
(2)

Agreements provide for lump sum cash payment equal to two times target annual bonus as in effect immediately prior to the executive’s termination of employment plus pro-rata target annual bonus in respect of the year of termination. Assuming a termination date of December 31, 2007, this results in 3x annual target bonus. Target bonus is 100% of base annual salary for Mr. Davis and Mr. Parsons and 55% for all other NEOs.
(3)	All NEOs will receive benefits for two years.
(4)	Amounts calculated by multiplying the closing market price of our common stock on December 31, 2007, or $12.24, less exercise price in the case of options, by the number of unvested stock options and unvested restricted stock awards. For Mr. Davis, this includes all unvested options and stock awards. For Messrs. Parsons, Euteneuer, Toppenberg, and Irvin, this includes only stock awards.
(5)	Based on an estimate of $875 per month for two years.
(6)	In the event executive severance payments subject the executive to the excise tax, the agreements provide a gross up to ensure that the executive receives the after-tax benefit he would have received had the payments not been subject to the excise tax. These amounts have been calculated using regular federal, state and local income tax rates.

Termination upon death

	Davis	Parsons	Euteneuer	Toppenberg	Irvin
Base Salary(1)	$162,500	$131,250	$—	$—	$—
Bonus(2)	747,500	603,750	—	—	—
Health care and other insurance(3)	31,169	25,037	—	—	—
Fair market value of accelerated equity(4)	5,389,329	4,896,000	2,407,192	2,896,792	2,162,392
Total	$6,330,498	$5,656,037	$2,407,192	$2,896,792	$2,162,392

(1)	Represents three months of salary based on the 2007 base salary of $650,000 for Mr. Davis and $525,000 for Mr. Parsons.
(2)	For Mr. Davis, this amount represents a pro-rated bonus based on the percentage of base salary awarded in the prior year, which was 115% for 2007. For Mr. Parsons, this amount represents the pro-rated bonus awarded in the prior year.
(3)	Based on a continuation period of 15 months for Mr. Davis and 12 months for Mr. Parsons.
(4)	Amounts calculated by multiplying the closing market price of our common stock on December 31, 2007, or $12.24, less exercise price in the case of options, by the number of unvested stock options and unvested restricted stock awards. For Mr. Davis, this includes all unvested options and stock awards. For Messrs. Parsons, Euteneuer, Toppenberg, and Irvin, this includes only stock awards.

Termination upon disability

	Davis	Parsons	Euteneuer	Toppenberg	Irvin
Base Salary(1)	$162,500	$131,250	$—	$—	$—
Bonus(2)	747,500	603,750	—	—	—
Health care and other insurance(3)	31,169	25,037	—	—	—
Fair market value of accelerated equity(4)	5,389,329	4,896,000	2,407,192	2,896,792	2,162,392
Total	$6,330,498	$5,656,037	$2,407,192	$2,896,792	$2,162,392

(1)	Represents three months of salary based on the 2007 base salary of $650,000 for Mr. Davis and $525,000 for Mr. Parsons.
(2)	For Mr. Davis, this amount represents a pro-rated bonus based on the percentage of base salary awarded in the prior year, which was 115% for 2007. For Mr. Parsons, this amount represents the pro-rated bonus awarded in the prior year.
(3)	Based on a continuation period of 15 months for Mr. Davis and 12 months for Mr. Parsons.
(4)	Amounts calculated by multiplying the closing market price of our common stock on December 31, 2007, or $12.24, less exercise price in the case of options, by the number of unvested stock options and unvested restricted stock awards. For Mr. Davis, this includes all unvested options and stock awards. For Messrs. Parsons, Euteneuer, Toppenberg, and Irvin, this includes only stock awards.

Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total ($)
Joan Amble	$42,500	$—	$61,712	$—	$—	$—	$104,212
Thomas J. Donohue	40,000	—	61,712	—	—	—	101,712
Eddy W. Hartenstein	27,500	—	61,712	—	—	—	89,212
Jarl Mohn	35,000	—	61,712	—	—	—	96,712
Jack Shaw	49,000	—	61,712	—	—	—	110,712
Jeffrey D. Zients	37,680	—	61,712	—	—	—	99,392
Chester Huber(4)	—	—	—	—	—	—	—
John Mendel(4)	—	—	—	—	—	—	—

(1)	Our fees paid to directors are described below in the paragraph immediately following this table.
(2)	For all directors, the full grant date fair value of the option award, computed in accordance with FAS 123R, is $61,712. For a discussion of the assumptions used for purposes of this valuation, see Note 12 to our 2007 audited financial statements included within our Annual Report on Form 10-K for 2007.
(3)	The following are the aggregate number of exercisable option awards outstanding and held by each non-employee director as of December 31, 2007: Ms. Amble: 20,000; Mr. Donohue: 96,757; Mr. Hartenstein: 30,000; Mr. Mohn: 40,000; Mr. Shaw: 66,757 and Mr. Zients: 20,000.
(4)	Mr. Huber and Mr. Mendel, who are the director designees of General Motors and American Honda, respectively, have elected to forgo all standard compensation paid by XM to directors.

In 2007, our independent directors (as determined by our Board of Directors) received an annual retainer fee of $15,000, $2,000 for every meeting attended in person and $500 for every meeting attended telephonically. We also reimbursed reasonable travel expenses incurred in connection with attendance at board meetings. Independent directors received $5,000 per year for each board committee on which they serve, $10,000 for serving as the chair of a committee and $15,000 for serving as the chair of the Audit Committee. Our director compensation and reimbursement policy has not changed for 2008. It has been our practice to make annual equity grants to our non-employee directors.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Messrs. Donohue, Mohn and Shaw. None of the current members of the Compensation Committee is or has been an officer or an employee of the Company. There are no interlock relationships as defined in the applicable SEC rules. None of the current members of the Company’s Compensation Committee had any relationship requiring disclosure as a related party transaction under the section entitled “Certain Relationships and Related Transactions.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information presented under “Principal Stockholders” and “Security Ownership of Directors and Executive Officers” below regarding beneficial ownership of the common stock has been presented in accordance with the rules of the SEC and is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership of common stock includes any shares as to which a person, directly or indirectly, has or shares voting power or investment power and also any shares as to which a person has the right to acquire such voting or investment power within 60 days through the exercise of any stock option or other right.

As of March 31, 2008, there were 319,496,266 shares of Class A common stock outstanding.

Principal Stockholders

The following table presents, as of March 31, 2008, information based upon our records and filings with the SEC regarding each person known to us to be the beneficial owner of more than 5% of our Class A common stock:

Beneficial Owners of More Than 5%:	Number of Class A Shares		Percentage of Total Class A Shares
Legg Mason Capital Management, Inc./LMM LLC	30,914,690	(1)	9.7
T. Rowe Price	23,896,093	(2)	7.5
Prudential Financial, Inc.	20,738,356	(3)	6.5
Jennison Associates Capital LLC	20,728,623	(4)	6.5
American Honda Motor Company	20,399,060	(5)	6.4

(1)	Based on information provided in a Schedule 13G filed on February 14, 2008. The address of Legg Mason Capital Management, Inc. and LMM LLC is 100 Light Street, Baltimore, MD 21202.
(2)	Based on information provided in a Schedule 13G filed on February 14, 2008. The address of T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, MD 21202.
(3)	Based on information provided in a Schedule 13G filed on February 6, 2008. The address of Prudential Financial, Inc. is 751 Broad Street, Newark, NJ 07102.
(4)	Based on information provided in a Schedule 13G filed on February 14, 2008. The address of Jennison Associates LLC is 466 Lexington Avenue, New York, NY 10017.
(5)	The address of American Honda Motor Co., Inc. is 1919 Torrance Blvd., Torrance, CA 90501.

Security Ownership of Directors and Executive Officers

The following table presents, as of March 31, 2008, information regarding the beneficial ownership of Class A common stock by each of our directors and executive officers named in the summary compensation table that appears below under the caption entitled “Executive Compensation and Other Information” and all of our directors and executive officers as a group:

Name	Number of Class A Shares Beneficially Owned		Percentage of Total Class A Shares
Directors and Named Executive Officers:
Gary M. Parsons	2,974,001	(1)	*
Nathaniel Davis	953,590	(2)	*
Joan L. Amble	20,000		*
Thomas R. Donohue	96,757		*
Eddy W. Hartenstein	30,000		*
Chester A. Huber (3)	—		*
John W. Mendel (4)	—		*
Jarl Mohn	40,500		*
Jack Shaw	106,757		*
Jeffrey Zients	290,000		*
Joseph J. Euteneuer	864,488		*
Vernon Irvin	317,326	(5)	*
Erik Logan Toppenberg	437,749		*
All directors and executive officers as a group (17 persons)	8,563,314	(6)	2.68%

*	Less than 1%.
(1)	A trust for the benefit of Mr. Parsons’ children, of which Mr. Parsons’ spouse is the trustee, owns 16,179 shares; Mr. Parsons disclaims beneficial ownership of these shares. Includes 60,000 shares owned by a charitable foundation of which Mr. Parsons’ spouse is the trustee; Mr. Parsons disclaims beneficial ownership of these shares.
(2)	Does not include 266,666 shares issuable upon exercise of options that are not exercisable within 60 days.
(3)	Mr. Huber is an employee of General Motors, which beneficially owns 5,553,252 shares. Mr. Huber disclaims beneficial ownership of the shares owned by General Motors.
(4)	Mr. Mendel is an employee of American Honda, which beneficially owns 20,399,060 shares. Mr. Mendel disclaims beneficial ownership of the shares owned by American Honda.
(5)	Does not include 133,333 shares issuable upon exercise of options that are not exercisable within 60 days.
(6)	Does not include 400,000 shares issuable upon exercise of options that are not exercisable within 60 days.

Disclosure with Respect to our Equity Compensation Plans

The Company maintains the 2007 Stock Incentive Plan, as amended, which we refer to as the 2007 Plan, the 1998 Shares Award Plan, as amended, which we refer to as the 1998 Plan, the Talent Option Plan, which we refer to as the Talent Plan, and the Employee Stock Purchase Plan, which we refer to as the ESPP, pursuant to which it may grant equity awards to eligible persons. The 1998 Plan, the Talent Plan and the ESPP are described more fully below.

The following table gives information about equity awards under the 2007 Plan, the 1998 Plan, and the Talent Plan and the ESPP as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) ( c)
Equity compensation plans approved by security holders(1)	14,675,018	$18.84	18,796,621	(2)
Equity compensation plans not approved by security holders(3)	111,250	13.02	340,000	(4)

Total	14,786,268	$18.79	19,136,621

(1)	Consists of the XM Satellite Radio Holdings Inc. 2007 Stock Incentive Plan, the XM Satellite Radio Holdings Inc. 1998 Shares Award Plan and the XM Satellite Radio Holdings Inc. Employee Stock Purchase Plan. Effective May 25, 2007, new equity awards are being granted under the 2007 Stock Incentive Plan. Pursuant to the terms of our proposed merger with Sirius Satellite Radio, we suspended our Employee Stock Purchase Plan as of April 1, 2007. As of March 31, 2008, the number of shares of Class A common stock to be issued upon exercise of outstanding options under the 2007 Plan and the 1998 Plan was 14,604,186 with a weighted average exercise price of $18.80 and term to expiration of approximately 5.6 years, and the number of unvested shares of restricted stock outstanding as of March 31, 2008 was 9,474,765 with a weighted average per share value of $13.41.
(2)	Consists of 17,777,161 shares available under the 2007 Plan, 763,913 shares available under the 1998 Plan and 255,547 shares available under the ESPP as of December 31, 2007. As of March 31, 2008, 13,250,197 remained available under the 2007 Plan, 862,706 shares remained available under the 1998 Plan and 255,547 shares remained available under the ESPP.
(3)	Consists of the XM Talent Option Plan under which stock options may be granted to non-employee service providers to the Company.
(4)	As of March 31, 2008, 340,000 shares remained available under the Talent Plan. As of March 31, 2008, the number of shares of Class A common stock to be issued upon exercise of outstanding options under the Talent Plan was 111,250 with a weighted average exercise price of $13.02.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Relationship with General Motors

Distribution Agreement

We have a long-term distribution agreement with General Motors. During the term of the agreement, which expires in 2013, GM has agreed to distribute the service to the exclusion of other S-band satellite digital radio services. In April 2006, we amended the distribution agreement pursuant to which we made a prepayment in May 2006 in the amount of $237 million to General Motors to retire at a discount approximately $320 million of the remaining fixed payment obligations that would have come due in 2007, 2008 and 2009. The April 2006 amendment eliminated our ability to make up to $35 million of subscriber acquisition payments in shares of our Class A common stock. In addition, our credit facility with General Motors, which is further described below, was increased from $100 million to $150 million.

In order to encourage the broad installation of XM radios in GM vehicles, we have agreed to subsidize a portion of the cost of XM radios, and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to our service. We must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than eight million GM vehicles with installed XM radios (at which point the percentage remains constant). As part of the agreement, GM provides certain call-center related services directly to XM subscribers who are also GM customers for which we must reimburse GM. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a common receiver platform or capable of receiving Sirius Satellite Radio’s service. The agreement is subject to renegotiation at two-year intervals, beginning in November 2005, if GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving our service. The specified installation level of 1,240,000 units by November 2005 was achieved in 2004. The specified installation levels in future years are the lesser of 600,000 units per year or amounts proportionate to target market shares in the satellite digital radio service industry. There can be no assurances as to the outcome of any such renegotiations. GM’s exclusivity obligations will discontinue if, by November 2007 and at two-year intervals thereafter, we fail to achieve and maintain specified minimum share levels in the satellite digital radio service industry. We believe we were significantly exceeding the minimum levels at December 31, 2007.

Financing Agreements

GM Credit Facility. General Motors has provided us with a $150 million Senior Secured Credit Facility, maturing in December 2009, that enables us to make monthly draws to finance payments that become due under the distribution agreement and other GM payments. We amended this facility in January 2004 to permit us to repay and reborrow under the facility and reduce the interest rate from a rate of 10% over LIBOR to 8% over LIBOR. In February 2008, we entered into an amended and restated agreement with GM that folds together the previously separate distribution and credit agreements with GM. The amended and restated agreement’s terms remain substantially similar to those of the previously separate agreements, except for the establishment of a new minimum pre-marketing cash flow threshold for 2008 that we will need to meet in order to make draws under the GM credit facility in 2009. We and XM Satellite Radio Inc. are co-borrowers under this credit facility. We had no outstanding balance under this facility as of December 31, 2007. The facility will terminate, and all draws will become due, upon the earlier of December 31, 2009 and six months after the Company achieves investment grade status. We have the option to prepay all draws in cash in whole or in part at any time and re-borrow any prepaid amounts. We are required to prepay the amount of any outstanding advances in an amount equal to the lesser of (i) 50% of our excess cash and (ii) the amount necessary to prepay the draws in full.

The credit facility is unsecured until we draw, at which time it would then be secured on a second priority basis behind the secured indebtedness permitted to be incurred under our bank credit facility. XM Satellite Radio Inc.’s subsidiary, XM Equipment Leasing LLC, guarantees our and XM Satellite Radio Inc.’s obligations under this credit facility.

In order to make draws under the credit facility, we are required to have a certain minimum number of subscribers that are not originated by GM and a minimum pre-marketing cash flow. The full amount of the facility was available to us as of March 31, 2008.

In January 2003, as consideration for GM entering into the credit facility, we issued to GM a warrant to purchase 10 million shares of our Class A common stock at an exercise price equal to $3.18 per share, which GM exercised in April 2004. General Motors subsequently transferred these shares to the Sub-Trust of the General Motors Welfare Benefit Trust in December 2004.

Bandwidth

We have agreed to make bandwidth available to OnStar Corporation for audio and data transmissions to owners of XM-enabled GM vehicles, regardless of whether they are XM subscribers. We can use the bandwidth until it is actually used by OnStar. OnStar’s use of our bandwidth must be in compliance with applicable laws, must not compete or adversely interfere with our business, and must meet our quality standards. We have also granted to OnStar a certain amount of time to use our studios on an annual basis. In addition, we have agreed to provide certain of our audio content for distribution on OnStar’s telematics services.

Relationship with American Honda

We have agreed to make a certain amount of our bandwidth available to American Honda. We can use the bandwidth until it is actually used by American Honda. American Honda’s use of our bandwidth must be in compliance with applicable laws, must not compete or adversely interfere with our business, and must meet our quality standards. This agreement remains in effect so long as American Honda holds a certain amount of its investment in us. In January 2007, we announced a 10-year extension to our arrangement with American Honda to be its supplier of satellite radio and related data services in Honda and Acura vehicles. We also have agreed to make incentive payments to American Honda for each purchaser of a Honda or Acura vehicle that becomes a self-paying XM subscriber and share with American Honda a portion of the subscription revenue attributable to Honda and Acura vehicles with installed XM radios.

Director Designation Agreements

We are party to director designation agreements under which members selected by General Motors and American Honda have been elected to our Board of Directors. These provisions are described above under the caption “Election of Directors—Director Designation Agreements.”

Review and Approval of Transactions with Related Persons

We review all relationships and transactions in which the company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Our legal department is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether the company or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to the company or a related person are disclosed in our public filings. In addition, the Audit Committee reviews and approves or ratifies any related person transaction that is required to be disclosed.

Independent Directors

The Board of Directors has determined that, with the exception of Messrs. Parsons and Davis, each of whom is an employee of XM Satellite Radio, and Messrs. Huber and Mendel, who are employees of General Motors and American Honda, respectively, all of its members are “independent directors” as that term is defined in the listing standards of The NASDAQ Stock Market. With respect to Ms. Amble, the Board evaluated ordinary course transactions during the last three fiscal years between XM and the company for which she serves as an executive officer and found that the amount paid by XM to that company was less than 5% of that company’s consolidated gross revenues during its last three fiscal years.

Item 14.	Principal Accountant Fees and Services.

Independent Registered Public Accounting Firm

During the fiscal years ended December 31, 2007 and 2006, the Company’s independent registered public accounting firm, KPMG LLP, billed the Company the following fees:

	Fiscal Year Ended December 31,
	2007	2006
Audit Fees	$1,475,000	$1,933,000
Audit-Related Fees(1)	175,000	167,000
Tax Fees	—	—
All Other Fees	—	—

	$1,650,000	$2,100,000

(1)	Includes fees for securities offerings, SEC registration statements and various related matters.

All Audit-Related Fees were approved by the Audit Committee. None of the hours expended on KPMG’s engagement to audit the Company’s financial statements for the fiscal year ended December 31, 2007 were attributed to work performed by persons other than KPMG’s full-time, permanent employees.

Pre-Approval Policies and Procedures

The Audit Committee’s policy is to review and pre-approve, either pursuant to the Audit Committee’s pre-approval procedures or through a separate pre-approval by the Audit Committee, any engagement of the Company’s independent public accountants to provide any audit or permissible non-audit service to the Company. Pursuant to the procedures, which are annually reviewed and reassessed by the Audit Committee, a list of specific services within certain categories of services, including audit, audit-related, tax and other services, are specifically pre-approved for the upcoming or current fiscal year. Any service that is not included in the approved list of services must be separately pre-approved by the Audit Committee. The Audit Committee has approved the engagement of the Company’s public accountants from time to time to perform certain limited services in an amount not to exceed $50,000 per engagement, which services may include the issuance of consents relating to the public offering of securities, the review and attestation of management’s calculations pursuant to debt, warrant and contractual covenants and related matters, participation in discussions with management and its advisors in connection with various proposed transactions and reviewing management’s assessment of the appropriate accounting treatment of such transactions, and the review and comment on the Company’s accounting policies. In the event that the independent public accountant’s estimate of fees for any such pre-approved service exceeds $50,000 per engagement, then the specific approval of the Audit Committee is to be obtained.

PART IV

Item	15. Exhibits and Consolidated Financial Statement Schedules.

(a)(3) The following exhibits are either provided with this Form 10-K or are incorporated herein by reference:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of February 19, 2007, by and among Sirius Satellite Radio Inc., Vernon Merger Corporation and XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed February 21, 2007).

3.1^	Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc.

3.2	Amended and Restated Bylaws of XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed December 19, 2006).

3.3	Restated Certificate of Incorporation of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

3.4	Amended and Restated Bylaws of XM Satellite Radio Inc. (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-39178).

3.5	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Amendment No. 1 to XM’s Registration Statement on Form S-3, File No. 333-89132).

3.6	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.7	Amendments to the Amended and Restated By-Laws of XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed December 7, 2007).

4.1	Form of Certificate for XM’s Class A common stock (incorporated by reference to Exhibit 3 to XM’s Registration Statement on Form 8-A filed on September 23, 1999).

4.2	Warrant Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. as Issuer and United States Trust Company of New York as Warrant Agent (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.3	Warrant Registration Rights Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc. and Bear, Stearns & Co., Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and Lehman Brothers Inc. (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.4	Form of Warrant (incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-39176).

4.5	Rights Agreement, dated as of August 2, 2002, between XM and Equiserve Trust Company as Rights Agent (incorporated by reference to XM’s Current Report on Form 8-K filed on August 2, 2002).

4.6	Security Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, and The Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

4.7	Amended and Restated Security Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and The Bank of New York (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

Exhibit No.	Description
4.8	Intercreditor and Collateral Agency Agreement (General Security Agreement), dated as of January 28, 2003, by and among the noteholders named therein, The Bank of New York, as trustee, General Motors Corporation, OnStar Corporation and The Bank of New York, as collateral agent (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

4.9	Intercreditor and Collateral Agency Agreement (FCC License Subsidiary Pledge Agreement), dated as of January 28, 2003, by and among the noteholders named therein, The Bank of New York, as trustee, General Motors Corporation, OnStar Corporation and The Bank of New York, as collateral agent (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

4.10	Warrant Agreement, dated as of January 28, 2003, between XM Satellite Radio Holdings Inc. and The Bank of New York (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

4.11	Amended and Restated Amendment No. 1 to Rights Agreement, dated as of January 22, 2003, by and among XM Satellite Radio Holdings Inc. and Equiserve Trust Company, N.A. (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

4.12	Form of 10% Senior Secured Discount Convertible Note due 2009 (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

4.13	Global Common Stock Purchase Warrant (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

4.14	First Amendment to Security Agreement, dated as of June 12, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York (incorporated by reference to XM’s Registration Statement on Form S-4, File No. 333-106823).

4.15	Warrant to purchase XM Satellite Radio Holdings Inc. Class A Common Stock, dated July 31, 2003, issued to Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.16	Amendment No. 2 to Rights Agreement between XM Satellite Radio Holdings Inc. and Equiserve Trust Company, N.A. (incorporated by reference to XM’s Current Report on Form 8-K filed on April 21, 2004).

4.17	Indenture, dated as of November 23, 2004, between XM Satellite Radio Holdings Inc. and the Bank of New York, as trustee (incorporated by reference to XM’s Current Report on Form 8-K filed on November 23, 2004).

4.18	Registration Rights Agreement, dated as of November 23, 2004, between XM Satellite Radio Holdings Inc. and Bear, Stearns & Co. Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed on November 23, 2004).

4.19	Form of 1.75% Senior Convertible Note Due 2009 (incorporated by reference to XM’s Current Report on Form 8-K filed on November 23, 2004).

4.20	Amendment No. 3, dated as of February 19, 2007, to the Rights Agreement, dated as of August 2, 2002, between XM Satellite Radio Holdings Inc. and Computershare Investor Services, LLC, as successor rights agent to Equiserve Trust Company, N.A. (incorporated by reference to XM’s Current Report on Form 8-K filed on February 21, 2007).

10.1*	Third Amended and Restated Shareholders and Noteholders Agreement, dated as of June 16, 2003, by and among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

Exhibit No.	Description
10.2	Second Amended and Restated Registration Rights Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to XM’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

10.3^*	Technology Licensing Agreement by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999.

10.4*	Intentionally omitted.

10.5^	Form of Indemnification Agreement between XM Satellite Radio Holdings Inc. and each of its directors and executive officers.

10.6	1998 Shares Award Plan (incorporated by reference to XM’s Registration Statement on Form S-8, File No. 333-106827).

10.7^	Form of Employee Non-Qualified Stock Option Agreement.

10.8	Employee Stock Purchase Plan (incorporated by reference to XM’s Registration Statement on Form S-8, File No. 333-106827).

10.9^	Non-Qualified Stock Option Agreement between Gary Parsons and XM Satellite Radio Holdings Inc., dated July 16, 1999.

10.10^	Non-Qualified Stock Option Agreement between Hugh Panero and XM Satellite Radio Holdings Inc., dated July 1, 1998, as amended.

10.11^	Form of Director Non-Qualified Stock Option Agreement.

10.12*	Joint Development Agreement, dated February 16, 2000, between XM Satellite Radio Inc. and Sirius Satellite Radio Inc. (incorporated by reference to XM’s quarterly report on Form 10-Q for the quarter ended March 31, 2000).

10.13	XM Satellite Radio Holdings Inc. Talent Option Plan (incorporated by reference to XM’s Registration Statement on Form S-8, File No. 333-65022).

10.14	Assignment and Novation Agreement, dated as of December 5, 2001, between Holdings, XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed on December 6, 2001).

10.15*	Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Amendment No. 1 to XM’s Registration Statement on Form S-3, File No. 333-89132).

10.16*	Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated as of December 5, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Holdings’ Current Report on Form 8-K filed on December 6, 2001).

10.17	Amended and Restated Note Purchase Agreement, dated as of June 16, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.18	Amendment No. 1 to Note Purchase Agreement, dated as of January 28, 2003, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

Exhibit No.	Description
10.19	Amended and Restated Director Designation Agreement, dated as of February 1, 2003, by and among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.20	GM/DIRECTV Director Designation Agreement, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc., General Motors Corporation and DIRECTV Enterprises LLC (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

10.21	Amended and Restated Assignment and Use Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and XM Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed on January 29, 2003).

10.22	Intentionally omitted.

10.23	Form of 2003 Executive Stock Option Agreement (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.24*	Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.25*	July 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.26*	Contract for Launch Services, dated August 5, 2003, between Sea Launch Limited Partnership and XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.27	Amendment No. 1 to Amended and Restated Director Designation Agreement, dated as of September 9, 2003, by and among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to XM’s Quarterly Report in Form 10-Q for the quarter ended September 30, 2003).

10.28	December 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, by and between XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.29	Intentionally omitted.

10.30	Intentionally omitted.

10.31	Form of Amendment to Third Amended and Restated Shareholders and Noteholders Agreement, dated as of January 13, 2004, by and among XM Satellite Radio Holdings Inc. and the parties thereto (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.35	Form of Employment Agreement, dated as of August 6, 2004, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Gary Parsons (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.36	Form of Employment Agreement, dated as of August 6, 2004, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc., and Hugh Panero (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Exhibit No.	Description
10.37	Form of 2004 Non-Qualified Stock Option Agreement (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.38	Form of Restricted Stock Agreement for executive officers (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.39	Employment Agreement, dated as of July 20, 2006, between XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. and Nathaniel A. Davis (incorporated by reference to XM’s Current Report on Form 8-K filed July 24, 2006).

10.40	Indenture, dated as of May 1, 2006, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and The Bank of New York, as trustee, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to XM’s Current Report on Form 8-K filed May 5, 2006).

10.41	Indenture, dated as of May 1, 2006, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and The Bank of New York, as trustee, relating to the Senior Floating Rate Notes due 2013 (incorporated by reference to XM’s Current Report on Form 8-K filed May 5, 2006).

10.42	Form of 9.75% Senior Note due 2014 (incorporated by reference to XM’s Current Report on Form 8-K filed May 5, 2006).

10.43	Form of Senior Floating Rate Note due 2013 (incorporated by reference to XM’s Current Report on Form 8-K filed May 5, 2006).

10.44	Intentionally omitted.

10.45	Intentionally omitted.

10.46	Credit Agreement, dated May 5, 2006, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., the lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Credit Suisse Securities (USA) LLC, as Syndication Agent, and Citigroup Global Markets Inc., as Documentation Agent (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.47	Lease Agreement, dated as of February 13, 2007, by and between Wells Fargo Bank Northwest, as Owner Trustee, and XM Satellite Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed February 14, 2007).

10.48	Participation Agreement, dated as of February 13, 2007, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., Satellite Leasing (702-4), LLC, as Owner Participant, Wells Fargo Bank Northwest, as Owner Trustee and Lessor, and The Bank of New York, as Indenture Trustee, and the note purchasers named therein (incorporated by reference to XM’s Current Report on Form 8-K filed February 14, 2007).

10.49	Transponder Purchase Agreement, dated as of February 13, 2007, by and between XM Satellite Radio Holdings Inc. and Wells Fargo Bank Northwest in its capacity as Owner Trustee (incorporated by reference to XM’s Current Report on Form 8-K filed February 14, 2007).

10.50	Guaranty, dated as of February 13, 2007, made by XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and XM Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed February 14, 2007).

10.51	Indenture, dated as of February 13, 2007, between Wells Fargo Bank Northwest, as Owner Trustee, and The Bank of New York, as Indenture Trustee (incorporated by reference to XM’s Current Report on Form 8-K filed February 14, 2007).

10.52	Form of 10% senior secured note (incorporated by reference to XM’s Current Report on Form 8-K filed February 14, 2007).

Exhibit No.	Description
10.53^*	Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and Clear Channel Communications, Inc.

10.54	Amendment No. 1 to Employment Agreement, dated as of April 4, 2007, between Gary Parsons and XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed April 10, 2007).

10.55	Amendment No. 1 to Employment Agreement, dated as of April 4, 2007, between Hugh Panero and XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed April 10, 2007).

10.56	Amendment No. 1 to Employment Agreement, dated as of April 4, 2007, between Nathaniel Davis and XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed April 10, 2007).

10.57	Form of Severance Agreement for executive officers other than Chairman, CEO and President and COO (incorporated by reference to XM’s Current Report on Form 8-K filed April 10, 2007).

10.58	XM Satellite Radio Holdings Inc. 2007 Stock Incentive Plan (incorporated by reference to XM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

10.59	Form of Non-qualified Stock Option Agreement (incorporated by reference to XM’s Current Report on Form 8-K filed June 1, 2007).

10.60	Form of Restricted Stock Agreement (incorporated by reference to XM’s Current Report on Form 8-K filed June 1, 2007).

10.61	Amendment No. 2 to Employment Agreement, dated as of August 10, 2007, between Nathaniel Davis and XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to XM’s Current Report on Form 8-K filed August 14, 2007).

10.62**	Second Amendment and Waiver, dated as of February 1, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to XM’s Current Report on Form 8-K filed February 7, 2008).

10.63*†	Third Amended and Restated Distribution and Credit Agreement, dated as of February 6, 2008, by and among General Motors Corporation, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc.

10.64†	Amendment No. 2 to Employment Agreement, dated as of February 27, 2008, between Gary Parsons and XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc.

21.1	Subsidiaries of XM Satellite Radio Holdings Inc. (incorporated by reference to XM’s Annual Report on Form 10-K for the year ended December 31, 2005).

23.1†	Consent of Independent Registered Public Accounting Firm.

31.1***	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2***	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.3***	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.4***	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1***	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2***	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

^	Incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-83619.
*	Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.
**	Confidential treatment has been requested with respect to portions of this Exhibit that have been omitted by redacting a portion of the text.
***	Filed herewith.
†	Filed with Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XM SATELLITE RADIO HOLDINGS INC.

By:	/s/ NATHANIEL A. DAVIS
Nathaniel A. Davis President and Chief Executive Officer

Date: April 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/S/ NATHANIEL A. DAVIS Nathaniel A. Davis	President and Chief Executive Officer	April 29, 2008

/S/ JOSEPH J. EUTENEUER Joseph J. Euteneuer	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2008

/S/ GARY M. PARSONS Gary M. Parsons	Chairman of the Board of Directors	April 29, 2008

/S/ JOAN AMBLE Joan Amble	Director	April 29, 2008

/S/ THOMAS J. DONOHUE Thomas J. Donohue	Director	April 29, 2008

/S/ EDDY HARTENSTEIN Eddy Hartenstein	Director	April 29, 2008

/S/ CHESTER A. HUBER Chester A. Huber, Jr.	Director	April 29, 2008

/S/ JOHN MENDEL John Mendel	Director	April 29, 2008

/S/ JARL MOHN Jarl Mohn	Director	April 29, 2008

/S/ JACK SHAW Jack Shaw	Director	April 29, 2008

/S/ JEFFREY ZIENTS Jeffrey Zients	Director	April 29, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XM SATELLITE RADIO INC.

By:	/s/ NATHANIEL A. DAVIS
Nathaniel A. Davis President and Chief Executive Officer

Date: April 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/S/ NATHANIEL A. DAVIS Nathaniel A. Davis	President and Chief Executive Officer	April 29, 2008

/S/ JOSEPH J. EUTENEUER Joseph J. Euteneuer	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	April 29, 2008

/S/ GARY M. PARSONS Gary M. Parsons	Chairman of the Board of Directors	April 29, 2008

/S/ JOAN AMBLE Joan Amble	Director	April 29, 2008

/S/ THOMAS J. DONOHUE Thomas J. Donohue	Director	April 29, 2008

/S/ EDDY HARTENSTEIN Eddy Hartenstein	Director	April 29, 2008

/S/ CHESTER A. HUBER Chester A. Huber, Jr.	Director	April 29, 2008

/S/ JOHN MENDEL John Mendel	Director	April 29, 2008

/S/ JARL MOHN Jarl Mohn	Director	April 29, 2008

/S/ JACK SHAW Jack Shaw	Director	April 29, 2008

/S/ JEFFERY ZIENTS Jeffrey Zients	Director	April 29, 2008