Form 10-Q
period 2008-06-30
XM SATELLITE RADIO INC; XM SATELLITE RADIO HOLDINGS INC
filed 2008-07-22
CIK 1116317, 1091530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2008

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

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

XM Satellite Radio Holdings Inc.	Large Accelerated Filer ☒	Accelerated Filer ☐
	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

XM Satellite Radio Inc.	Large Accelerated Filer ☐	Accelerated Filer ☐
	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether each registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of June 30, 2008)
XM SATELLITE RADIO HOLDINGS INC. CLASS A COMMON STOCK, $0.01 PAR VALUE	319,587,602 SHARES

XM SATELLITE RADIO INC. COMMON STOCK, $0.10 PAR VALUE (all shares are issued to XM Satellite Radio Holdings Inc.)	125 SHARES

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

“Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995: This Form 10-Q contains forward-looking statements, including forward-looking statements relating to the Company as a standalone entity that do not consider the impact of the pending merger with Sirius Satellite Radio Inc., and is intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Without limitation, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future—including statements relating to growth, expected levels of expenditures and statements expressing general optimism about future operating results—are forward-looking statements. Similarly, statements that describe the Company’s business strategy, outlook, objectives, plans, intentions or goals also are forward-looking statements. All such forward-looking statements including those related to our pending merger and those presented elsewhere by our management from time to time are subject to certain risks and uncertainties that could cause actual results to differ materially from those in forward-looking statements. These risks and uncertainties include, but are not limited to, those discussed in Item 8.01 of our Current Report on Form 8-K filed with the SEC on July 21, 2008. These cautionary statements should not be construed by you to be exhaustive and are made only as of the date of this filing. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share data)	2008	2007	2008	2007
Revenue:
Subscription	$284,136	$245,778	$559,862	$482,264
Activation	5,044	4,766	10,188	9,419
Merchandise	7,491	5,658	11,812	10,955
Net ad sales	10,432	10,153	19,550	17,631
Other	10,932	10,921	25,078	21,118

Total revenue	318,035	277,276	626,490	541,387

Operating expenses:
Cost of revenue (excludes depreciation & amortization, shown below):
Revenue share & royalties	73,586	49,723	142,408	97,149
Customer care & billing operations(1)	36,388	30,749	70,698	58,677
Cost of merchandise	9,055	12,694	17,606	30,970
Ad sales(1)	4,879	5,480	9,583	8,866
Satellite & terrestrial(1)	13,472	13,472	26,653	27,354
Broadcast & operations:
Broadcast(1)	6,308	6,885	13,269	13,429
Operations(1)	11,026	9,683	21,516	19,399

Total broadcast & operations	17,334	16,568	34,785	32,828
Programming & content(1)	49,604	41,827	101,166	85,779

Total cost of revenue	204,318	170,513	402,899	341,623
Research & development (excludes depreciation & amortization, shown below)(1)	9,414	8,159	20,435	15,469
General & administrative (excludes depreciation & amortization, shown below)(1)	30,989	35,869	61,719	70,053
Marketing (excludes depreciation & amortization, shown below):
Retention & support(1)	11,032	10,618	22,829	20,374
Subsidies & distribution	69,193	63,855	140,717	107,457
Advertising & marketing	36,865	43,244	63,367	76,053

Marketing	117,090	117,717	226,913	203,884
Amortization of GM liability	6,504	6,504	13,007	13,008

Total marketing	123,594	124,221	239,920	216,892
Depreciation & amortization	32,438	46,506	77,921	93,387

Total operating expenses(1)	400,753	385,268	802,894	737,424

Operating loss	(82,718)	(107,992)	(176,404)	(196,037)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—(Continued)

	Three months ended June 30,		Six months ended June 30,
(in thousands, except share and per share data)	2008	2007	2008	2007
Other income (expense):
Interest income	743	4,238	2,419	7,781
Interest expense	(30,480)	(32,423)	(59,807)	(60,032)
Loss from de-leveraging transactions	—	—	—	(2,965)
Loss from impairment of investments	—	(35,824)	—	(35,824)
Equity in net loss of affiliate	(4,373)	(2,752)	(8,550)	(8,177)
Minority interest	(3,153)	(3,266)	(6,390)	(4,962)
Other income	1,082	413	895	856

Net loss before income taxes	(118,899)	(177,606)	(247,837)	(299,360)
(Provision for) benefit from deferred income taxes	(673)	1,859	(1,004)	1,175

Net loss	$(119,572)	$(175,747)	$(248,841)	$(298,185)

Net loss per common share—basic and diluted	$(0.38)	$(0.57)	$(0.80)	$(0.97)
Weighted average shares used in computing net loss per common share—basic and diluted	310,886,180	306,425,375	310,283,700	306,154,565

(1)These captions include non-cash share-based payment expense as follows:
	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007
Customer care & billing operations	$752	$497	$1,641	$937
Ad sales	436	460	1,044	816
Satellite & terrestrial	447	491	1,089	1,010
Broadcast	558	606	1,351	1,206
Operations	359	351	829	729
Programming & content	1,820	2,061	4,363	4,227
Research & development	1,702	1,716	4,164	3,442
General & administrative	4,686	5,829	10,737	11,878
Retention & support	2,187	2,069	5,233	3,966

Total share-based payment expense	$12,947	$14,080	$30,451	$28,211

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$183,853	$156,686
Accounts receivable, net of allowance for doubtful accounts of $7,300 and $5,870	44,711	63,617
Due from related parties	16,356	18,028
Related party prepaid expenses	86,641	80,610
Prepaid programming content	54,900	28,262
Prepaid and other current assets	40,817	39,135

Total current assets	427,278	386,338
Escrow deposit	120,000	—
System under construction	166,786	151,142
Property and equipment, net of accumulated depreciation and amortization of $1,029,100 and $952,751	660,274	710,370
DARS license	141,412	141,412
Intangibles, net of accumulated amortization of $10,112 and $9,483	2,750	3,379
Deferred financing fees, net of accumulated amortization of $31,769 and $27,766	30,587	34,590
Due from related party, net of current portion	6,390	3,554
Related party prepaid expenses, net of current portion	127,106	137,586
Investments	37,192	36,981
Prepaid and other assets, net of current portion	4,111	3,878

Total assets	$1,723,886	$1,609,230

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$51,677	$55,010
Accrued expenses	167,647	216,114
Accrued interest	15,907	16,827
Current portion of long-term debt	359,672	9,153
Due to related parties	68,161	65,746
Subscriber deferred revenue	437,605	416,361
Deferred income	9,993	9,915

Total current liabilities	1,110,662	789,126
Long-term debt, net of current portion	1,480,226	1,480,639
Subscriber deferred revenue, net of current portion	109,772	98,565
Deferred income, net of current portion	122,999	124,888
Other non-current liabilities	44,499	40,569

Total liabilities	2,868,158	2,533,787

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(in thousands, except share and per share data)	June 30, 2008	December 31, 2007
	(unaudited)
Commitments and contingencies
Minority interest	60,200	59,746
Stockholders’ deficit:
Series A convertible preferred stock, par value $0.01 (liquidation preference of $51,370 at June 30, 2008 and December 31, 2007); 15,000,000 shares authorized, 5,393,252 shares issued and outstanding at June 30, 2008 and December 31, 2007	54	54
Class A common stock, par value $0.01; 600,000,000 shares authorized, 319,587,602 shares and 316,684,482 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	3,196	3,167
Accumulated other comprehensive income, net of tax	8,689	8,966
Additional paid-in capital	3,213,287	3,184,367
Accumulated deficit	(4,429,698)	(4,180,857)

Total stockholders’ deficit	(1,204,472)	(984,303)

Total liabilities and stockholders’ deficit	$1,723,886	$1,609,230

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
(in thousands)	2008	2007
Cash flows from operating activities:
Net loss	$(248,841)	$(298,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	7,476	7,516
Depreciation and amortization	77,921	93,387
Amortization of deferred income related to XM Canada	(4,996)	(4,996)
Loss on impairment of investments	—	35,824
Loss from de-leveraging transactions	—	2,965
Equity in net loss of affiliate	8,550	8,177
Amortization of deferred financing fees and debt discount	5,278	5,021
Share-based payment expense	30,451	28,211
(Provision for) benefit from deferred income taxes	1,004	(1,175)
Minority interest	6,390	4,962
Other	(30)	(39)
Changes in operating assets and liabilities:
Decrease in accounts receivable	11,452	10,927
(Increase) decrease in due from related parties	(1,164)	2,277
Increase in prepaid programming content	(26,638)	(31,059)
Decrease (increase) in prepaid and other assets	11,989	(1,964)
Increase in escrow deposit	(120,000)	—
(Decrease) increase in accounts payable, accrued expenses and other liabilities	(30,988)	7,364
(Decrease) increase in accrued interest	(920)	267
Increase in due to related parties	2,415	6,503
Increase in subscriber deferred revenue	32,451	51,954
Increase in deferred income	3,186	1,893

Net cash used in operating activities	(235,014)	(70,170)

Cash flows from investing activities:
Purchase of property and equipment	(20,624)	(33,811)
Additions to system under construction	(6,823)	(78,596)
Purchase of available-for-sale securities	(9,450)	—
Net maturity of restricted investments	25	1,901

Net cash used in investing activities	(36,872)	(110,506)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Six months ended June 30,
(in thousands)	2008	2007
Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	956	2,989
Proceeds from financing of a consolidated variable interest entity	—	288,500
Proceeds from borrowing on senior secured revolving credit facility	250,000	—
Proceeds from borrowing on a senior secured term loan	100,000	—
Repayment of draws made on senior secured credit facility	(28,957)
Payment of premiums on de-leveraging transactions	—	(2,965)
Payments to minority interest holder	(5,937)	—
Retirement of mortgages on corporate facilities	—	(38,877)
Payments on other borrowings	(5,185)	(7,592)
Deferred financing costs	(9,366)	(4,203)
Other	(2,458)	—

Net cash provided by financing activities	299,053	237,852

Net increase in cash and cash equivalents	27,167	57,176
Cash and cash equivalents at beginning of period	156,686	218,216

Cash and cash equivalents at end of period	$183,853	$275,392

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

As of June 30, 2008, the principal differences between the financial conditions of Holdings and Inc. were:

•	the ownership by Holdings of the corporate headquarters and data center buildings since August 2001 and September 2005, respectively, and the lease of these buildings to Inc.;

•

XM-1, XM-2, and the transponders of XM-3 are owned by Inc.; the transponders of XM-4 are owned by Satellite Leasing (702-4) LLT, a separate legal entity subject to consolidation by the Company, and leased to Inc.; and XM-5 and the bus portions of XM-3 and XM-4 are owned by Holdings;

•	the presence at Holdings of additional indebtedness, primarily the 1.75% Convertible Senior Notes due 2009, not guaranteed by Inc.;

•	the investments by Holdings in Canadian Satellite Radio (“XM Canada”) (including related revenue and deferred income) and WorldSpace, Inc.; and

•	the existence of cash balances at Holdings.

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

Proposed Merger

On February 19, 2007, XM Satellite Radio Holdings Inc. and Sirius Satellite Radio Inc. (“Sirius”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which XM and Sirius will combine their businesses through a merger of XM and a newly formed, wholly owned subsidiary of Sirius (the “Merger”).

Each of XM and Sirius has made customary representations and warranties and covenants in the Merger Agreement. The completion of the Merger is subject to various closing conditions, including receiving certain regulatory approvals. In March 2008, XM and Sirius announced that the U.S. Department of Justice had informed the companies that it had ended its investigation into the pending merger of XM and Sirius without taking action to block the transaction. The merger is still subject to approval by the Federal Communications Commission.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(2) Summary of Significant Accounting Policies and Practices

Principles of Consolidation and Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of XM Satellite Radio Holdings Inc. and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is consolidated in the unaudited Condensed Consolidated Financial Statements in accordance with FIN No. 46(R). Beginning March 31, 2007, the Company reported a variable interest entity subject to consolidation by the Company pursuant to FIN No. 46(R). Satellite Leasing (702-4) LLT is a separate legal entity whose primary beneficiary, as defined under FIN No. 46(R), is the Company. Satellite Leasing (702-4) LLC, an entity solely owned by the third party equity investors, will be entitled to the residual benefits, including ownership of the assets of the trust after repayment of the debt incurred by that entity.

The accompanying Condensed Consolidated Balance Sheet as of December 31, 2007, which has been derived from audited financial statements, and the interim unaudited Condensed Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America and Regulation S-X, Rule 10-01 of the United States Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these interim unaudited Condensed Consolidated Financial Statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008, as amended by Amendment No. 1 on Form 10-K/A, which was filed with the SEC on April 29, 2008. All adjustments that, in the opinion of management, are necessary for a fair presentation of the periods presented have been reflected as required by Regulation S-X, Rule 10-01.

Inventory

Inventories are stated at the lower of average cost or market. The Company provides estimated inventory allowances for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value. Inventories consist of both finished goods and component parts. The Company had $7.1 million and $11.3 million of net inventory as of June 30, 2008 and December 31, 2007, respectively, which amounts are included in Prepaid and other current assets on the Condensed Consolidated Balance Sheets.

During the three and six months ended June 30, 2008, the Company recorded total inventory write-down charges of $0.5 million and $3.3 million, respectively; while for the comparable periods in 2007, the Company recorded total inventory write-down charges of $2.1 million and $6.9 million, respectively. These charges are reflected in Cost of merchandise in the unaudited Condensed Consolidated Statements of Operations.

Investments

Available-for-Sale Securities—Investments in securities classified as available-for-sale securities are carried at fair value. Unrealized gains and losses, net of tax, are recorded as a component of Accumulated other comprehensive income in Stockholders’ deficit in the Condensed Consolidated Balance Sheets.

Equity Method Investments—Investments in which the Company has the ability to exercise significant influence but not control are accounted for using the equity method. The Company recognizes its share of net earnings or losses of the affiliate as they occur in Other income (expense) in the unaudited Condensed Consolidated Statements of Operations. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value of the equity method investments and their estimated fair values is recognized as an impairment when the loss in value is deemed other than temporary.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Cost Method Investments—Investments in equity securities that do not have readily determinable fair values and in which the Company does not have a controlling interest or is unable to exert significant influence are recorded at cost, subject to other than temporary impairment.

The Company adopted the provisions of SFAS No. 157 on January 1, 2008 as it applies to financial assets and liabilities. SFAS No. 157 establishes a fair value hierarchy for input into valuation techniques as follows: i) Level 1 input—quoted prices in active markets for identical instrument; ii) Level 2 input—observable market data for same or similar instrument but not Level 1; and iii) Level 3 input—unobservable inputs developed using the best information available. XM uses Level 1 inputs to fair value its investments in shares of Class A common stock of WorldSpace, Inc. (“WSI”). XM uses Level 3 inputs to fair value its investments in auction rate certificates (“ARCs”) issued by student loan trusts and 8% convertible unsecured subordinated debentures issued by XM Canada. These investments are not material to the Company’s condensed consolidated results of operations or financial position.

Investments are periodically reviewed for impairment and a write down is recorded whenever declines in fair value below carrying value are determined to be other than temporary. In making this determination, the Company considers, among other factors, the severity and duration of the decrease as well as the likelihood of a recovery within a reasonable timeframe.

Escrow Deposit

During May 2008, the Company deposited $120.0 million into an escrow account pursuant to an agreement with Major League Baseball® (“MLB”) for general credit support. The deposit requirement is diminished in the last two seasons of the original contract. The deposit was recorded to Escrow Deposit in the Condensed Consolidated Balance Sheets and is in satisfaction of a minimum credit support requirement.

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

Maintenance and repairs costs are expensed as incurred, whereas expenditures for renewal and betterments are capitalized. The cost of internally developed software is capitalized in accordance with Statement of Position (“SOP”) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, and amortized over its estimated useful life. Interest costs incurred in connection with the construction of major equipment and facilities are capitalized as part of the asset cost to which it relates and

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

depreciated over the asset’s useful life. Upon the normal sale or retirement of depreciable property, the net carrying value less any salvage value is recognized as a gain or loss in Other income (expense) in the unaudited Condensed Consolidated Statements of Operations.

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

Net Loss per Common Share

The Company computes net loss per common share in accordance with SFAS No. 128, Earnings Per Share and SEC Staff Accounting Bulletin (“SAB”) No. 98, Computations of Earnings Per Share. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common and dilutive equivalent shares outstanding during the period. Options, warrants and convertible instruments outstanding as of June 30, 2008 to purchase 49.4 million shares of common stock (47.7 million of which were vested) were not included in the computation of diluted net loss per common share for the three and six months ended June 30, 2008 as their inclusion would have been anti-dilutive. Options, warrants and convertible instruments outstanding as of June 30, 2007 to purchase 50.3 million shares of common stock (47.0 million of which were vested) were not included in the computation of diluted net loss per common share for the three and six months ended June 30, 2007 as their inclusion would have been anti-dilutive. Unvested shares of restricted stock in the amount of 7.3 million and 7.4 million as of June 30, 2008 and 2007, respectively, are not included in the computation of basic net loss per common share or in diluted net loss per common share because their inclusion would have been anti-dilutive. The Company had a net loss in each of the periods presented, and therefore, basic and diluted net loss per common share are the same.

Comprehensive Income or Loss

Accumulated other comprehensive income or loss is reported on the Condensed Consolidated Balance Sheets. Unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments are included in other comprehensive income or loss (see Note 4, under the headings “WorldSpace”, “Canadian Satellite Radio” and “Auction Rate Certificates”). However, in the event that an unrealized loss is deemed other than temporary, the loss is recognized in earnings. The components of Comprehensive income or loss for the three and six months ended June 30, 2008 and 2007 are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net loss	$(119,572)	$(175,747)	$(248,841)	$(298,185)
Unrealized gain (loss) on available-for-sale securities, net of tax	(412)	1,201	(334)	1,201
Reclassification adjustment for unrealized loss on available-for-sale securities, net of tax	—	—	—	125
Foreign currency translation adjustment, net of tax	(243)	3,893	57	3,723

Total comprehensive loss	$(120,227)	$(170,653)	$(249,118)	$(293,136)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Unrealized loss on available-for-sale securities for the three and six months ended June 30, 2008 is shown net of $0.1 million tax provision; while for the comparative periods in 2007, unrealized gain on available-for-sale securities is shown net of tax provision of $0.8 million. The Company did not record a tax benefit for the unrealized loss on available-for-sale securities related to its investment in ARCs for the three and six months ended June 30, 2008. The Company did not record a tax provision for the reclassification adjustment for unrealized loss on available-for-sale securities for the six months ended June 30, 2007. Foreign currency translation adjustment for the three and six months ended June 30, 2008 is shown net of tax benefit of $0.2 million and immaterial tax provision, respectively; while for the comparable periods in 2007, foreign currency translation adjustment is shown net of tax provision of $2.4 million and $2.3 million, respectively.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2, Effective Date of FASB Statement No. 157 delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year end entities. The Company adopted the provisions of SFAS No. 157 on January 1, 2008, except as it applies to nonfinancial assets and liabilities as noted in FSP 157-2. The partial adoption had no significant impact on its consolidated results of operations or financial position. The Company has not determined the impact, if any, that the adoption of SFAS No. 157, as it relates to nonfinancial assets and liabilities, will have on its consolidated results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An amendment of FASB Statement No. 133, which requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company will adopt this Statement effective January 1, 2009. Based on the Company’s current evaluation of this Statement, the Company does not expect the adoption of SFAS No. 161 to have a significant impact on its consolidated results of operations or financial position.

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Agreements, which provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure requirements. This Issue is effective for the first annual or interim reporting period beginning after December 15, 2008, and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company will adopt the provisions of EITF No. 07-1 effective January 1, 2009. The Company is currently evaluating the impact, if any, that the adoption of EITF No. 07-1 will have on its consolidated results of operations and financial position.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(3) Property and Equipment

Property and equipment consists of the following (in thousands):

	June 30, 2008	December 31, 2007
Spacecraft system	$903,210	$903,210
Terrestrial repeater network	265,155	264,664
Spacecraft control and uplink facilities	50,054	48,172
Broadcast facilities	67,717	66,316
Land	8,788	8,788
Buildings and improvements	75,018	74,521
Computer systems, furniture and fixtures, and equipment	319,432	297,450

Total property and equipment	1,689,374	1,663,121
Accumulated depreciation and amortization	(1,029,100)	(952,751)

Property and equipment, net	$660,274	$710,370

(4) Investments

The Company’s investments consist primarily of an equity method investment, a cost method investment and available-for-sale securities as follows (in thousands):

	June 30, 2008	December 31, 2007
Equity method investment	$21,771	$30,144
Available-for-sale securities	14,608	5,399
Embedded derivative accounted for separately from the host contract	813	1,438

Total investments	$37,192	$36,981

Equity Method Investment and Available-for-Sale Debt Securities

Canadian Satellite Radio (“XM Canada”)

In December 2005, XM Canada, a related party, issued to XM 11,077,500 Class A subordinate voting shares representing a 23.33% ownership interest and 11% voting interest in XM Canada. These shares were determined to have an initial fair value of $149.4 million, based on the XM Canada initial public offering price of C$16.00 per share. XM accounts for its ownership in XM Canada using the equity method of accounting.

XM Canada has a fiscal year end of August 31. XM records its share of XM Canada’s net income or loss, using the average currency exchange rate for the period, based on XM Canada’s quarterly periods ending on the last day of February, May, August and November. During the three and six months ended June 30, 2008, XM recorded a currency translation loss of $0.3 million (net of $0.2 million tax benefit) and currency translation gain of $0.1 million (net of immaterial tax provision), respectively, as a component of Accumulated other comprehensive income in Stockholders’ deficit in the Condensed Consolidated Balance Sheets. During the three and six months

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

ended June 30, 2007, XM recorded a currency translation gain of approximately $3.9 million (net of $2.4 million tax provision) and $3.7 million (net of $2.3 million tax provision), respectively, as a component of Accumulated other comprehensive income in Stockholders’ deficit in the Condensed Consolidated Balance Sheets.

During June 2007 and December 2006, the Company reduced the carrying value of its equity method investment in XM Canada due to decreases in fair value that were considered to be other than temporary and recorded impairment charges of $35.8 million and $57.6 million, respectively. XM Canada’s shares trade publicly on the Toronto Stock Exchange under the symbol “XSR.TO”. The fair value of the Company’s equity method investment in XM Canada is determined based on XM Canada’s quoted share price on the date of the most recent financial statements, which precedes the Company’s by one month. The quoted market price on May 31, 2008 (the date of XM Canada’s most recent financial statements) was C$4.20, or US$4.23. Based on the number of shares held by the Company, the fair value of the Company’s equity method investment in XM Canada was $46.9 million on June 30, 2008. The carrying value of the Company’s equity method investment in XM Canada was $21.8 million and $30.1 million at June 30, 2008 and December 31, 2007, respectively.

During September 2007, the Company purchased C$4.0 million face value 8% convertible unsecured subordinated debentures issued by XM Canada for $3.9 million. The notes mature in 2014 and are convertible into shares of Class A subordinate voting shares of XM Canada at a price of C$5.92 per share. The embedded conversion feature is required under SFAS No. 133 to be bifurcated from the underlying debt, or host contract, and accounted for as a derivative at fair value with changes in fair value recorded in earnings as Interest income. The host contract is held as an available-for-sale security at fair value with changes in fair value recorded in Accumulated other comprehensive income, net of tax. The host contract and derivative were initially recorded at $2.4 million and $1.5 million, respectively. Foreign currency translation adjustments related to the host contract and derivative are recorded in Accumulated other comprehensive income, net of tax and Other income (expense), respectively. The change in fair value of the host contract and related foreign currency translation adjustment were not material for the three and six months ended June 30, 2008. For the three and six months ended June 30, 2008, the Company recorded reductions to Interest income of $0.4 million and $0.6 million (net of immaterial tax benefit), respectively, related to the derivative. As of June 30, 2008, the fair value of the host contract and derivative was $2.8 million and $0.8 million, respectively.

Summarized unaudited financial information for XM Canada is as follows (US$ in thousands):

			May 31, 2008	November 30, 2007
Current assets			$43,935	$51,959
Non-current assets			225,511	240,873
Current liabilities			43,997	38,969
Non-current liabilities			121,024	116,855
Total shareholders’ equity			104,425	137,008

	Three months ended May 31, 2008	Three months ended May 31, 2007	Six months ended May 31, 2008	Six months ended May 31, 2007
Revenues	$10,310	$5,076	$19,575	$9,253
Net loss	18,742	11,794	36,644	35,046
XM’s share of net loss	4,373	2,752	8,550	8,177

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

During June 2006 and December 2007, the Company reduced the carrying values of its investment in WSI common stock due to decreases in fair values that were considered to be other than temporary and recorded impairment charges of $7.3 million and $3.4 million, respectively. During June 2006 and September 2007, the Company reduced the carrying value of its investment in the warrant due to decreases in fair values that were considered to be other than temporary and recorded impairment charges of $11.6 million and $0.5 million, respectively. The warrant expired unexercised on July 18, 2008. WorldSpace’s shares trade publicly on the NASDAQ Stock Exchange under the symbol “WRSP”. The quoted market price on June 30, 2008 was $1.87. Based on the number of shares held by the Company, the fair value of the Company’s investment in WSI common stock was $2.9 million on June 30, 2008. As of June 30, 2008 and December 31, 2007, the cost basis of the Company’s investment in WSI common stock was $2.6 million.

Auction Rate Certificates

In October 2007, the Company purchased $9.5 million of ARCs issued by student loan trusts. ARCs are long-term securities structured to frequently reset their coupon by means of an auction. During the first quarter 2008, the auction market for these securities effectively failed due to the lack of bids. These ARCs are held as available for sale securities at fair value with changes in fair value recorded in Accumulated other comprehensive income in Stockholders’ Deficit in the Condensed Consolidated Balance Sheets. As of June 30, 2008, the carrying value of these securities was $8.9 million.

(5) Deferred Financing Fees

Long-term Deferred financing fees consist of the following (in thousands):

	June 30, 2008	December 31, 2007
10% senior secured discount convertible notes due 2009	$1,432	$1,432
9.75% senior notes due 2014	16,091	16,091
Senior floating rate notes due 2013	5,354	5,354
1.75% convertible senior notes due 2009	10,066	10,066
Valuation of warrants issued to related party in conjunction with credit facilities	25,151	25,151
Debt of consolidated variable interest entity	4,262	4,262

Total deferred financing fees	62,356	62,356
Accumulated amortization	(31,769)	(27,766)

Deferred financing fees, net	$30,587	$34,590

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Included in Prepaid and other current assets are net deferred financing fees in the amount of $9.9 million and $0 as of June 30, 2008 and December 31, 2007. These deferred financing fees relate to the Company’s senior secured revolving credit facility (see Note 6, under the heading “Senior Secured Revolving Credit Facility”) and senior secured term loan (see Note 6, under the heading “Senior Secured Term Loan”) and are classified as a current asset due to the short-term nature of the underlying debt.

(6) Debt

Certain of the Company’s debt instruments and credit facilities contain covenants that include restrictions on indebtedness, mergers, limitations on liens, limitations on dividends, liquidations and sale and leaseback transactions, and also require the maintenance of certain financial ratios. The Company was in compliance with all of its covenants as of June 30, 2008. The Company’s debt instruments and credit facilities permit the debt issued thereunder to be accelerated upon certain events, including the failure to pay principal when due under any of the Company’s other debt instruments or credit facilities subject to materiality thresholds.

The Company has agreed with the holders of its $400 million aggregate principal amount of 1.75% convertible senior notes due 2009 to increase the interest rate to 10% per annum, with such increased interest rate to be given effect, subject to completion of the Company’s proposed merger with Sirius, as of July 2, 2008. The noteholders that are party to the agreement have agreed not to assert any claim that the merger constitutes a “Fundamental Change” under the existing indenture, which, if any, would require an offer be made by the Company to repurchase the existing notes at par within a specified period following the merger.

In addition, the holders of a majority in aggregate principal amount of Inc.’s outstanding 9.75% senior notes due 2014 (“9.75% Notes”) have agreed to waive the change of control repurchase obligation of Inc. arising under the terms of the notes with respect to the consummation of the merger with Sirius. This waiver is effective as to all holders of the 9.75% Notes. The waiver also provides that Inc. will commence an offer to exchange the 9.75% Notes for a combination of (i) at least $400 million of cash and (ii) up to $200 million aggregate principal amount of a new series of senior notes to be issued by Inc. (the “Exchange Notes”). The waiver is subject to the consummation of the merger and if the merger and the satisfaction of specified conditions have not occurred by August 31, 2008, the waiver will cease to be effective.

The Exchange Notes will mature in 2014, or 2013 in certain circumstances. The yield to maturity on the Exchange Notes (calculated solely on the basis of interest rate on the Exchange Notes and the price at which they are offered in exchange for 9.75% Notes) will be calculated on the basis of the selling price of and interest rate on certain other senior notes expected to be issued by Inc. in connection with its merger-related refinancing transactions. The effective yield on these new senior notes will not be less than 13.92% per annum. In the event that Inc. issues less than $150 million aggregate principal amount of such other senior notes, the effective yield on the Exchange Notes will not be less than 15% per annum. Inc. recently launched a $400 million senior note offering to raise the funds necessary for the offer to exchange.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table presents a summary of the debt activity for the six months ended June 30, 2008 (in thousands):

	December 31, 2007	Issuances / Additions	Discount Amortization	Principal Payments	June 30, 2008
9.75% senior notes due 2014	$600,000	$—	$—	$—	$600,000
1.75% convertible senior notes due 2009	400,000	—	—	—	400,000
Senior floating rate notes due 2013	200,000	—	—	—	200,000
10% senior secured discount convertible notes due 2009	33,249	—	—	—	33,249
Less: discount	(3,754)	—	825	—	(2,929)
Senior secured term loan	—	100,000	—	—	100,000
Debt of consolidated variable interest entity	230,800	—	—	—	230,800
Senior secured revolving credit facility	—	250,000	—	—	250,000
Senior secured credit facility	—	28,957	—	(28,957)	—
Capital leases	29,497	4,466	—	(5,185)	28,778

Total debt	1,489,792	$383,423	$825	$(34,142)	1,839,898

Less: current portion	9,153				359,672

Long-term debt, net of current portion	$1,480,639				$1,480,226

Senior Secured Revolving Credit Facility

On May 5, 2006, Inc. entered into a $250.0 million senior secured revolving credit facility with a group of banks (“revolving credit facility”). On June 26, 2008, Inc. and certain of the lenders who are party to the revolving credit facility entered into an amendment approving a $100.0 million credit agreement (as described below under the heading “Senior Secured Term Loan”) in lieu of Inc.’s right under the revolving credit facility to elect to increase the size by $100.0 million.

The revolving credit facility has a term of three years. Borrowings under the revolving credit facility bear interest at a rate of LIBOR plus 150 to 225 basis points or an alternate base rate, to be the higher of the JPMorgan Chase prime rate and the Federal Funds rate plus 50 basis points, in each case plus 50 to 125 basis points. The revolving credit facility includes a $120.0 million sublimit for letters of credit and a $5.0 million sublimit for swingline loans. There is a commitment fee of 37.5 to 50 basis points per year on unused portions of the revolving credit facility. The revolving credit facility is secured by substantially all of Inc.’s assets other than specified property. The revolving credit facility includes customary events of default and requires Inc. to maintain at all times unrestricted cash and cash equivalents of at least $75.0 million. On May 21, 2008, Inc. executed an amendment to the revolving credit facility to provide that the $75.0 million in unrestricted cash and cash equivalents that Inc. is required to maintain is decreased to $50.0 million for a period of 90 days from the date of such amendment. On June 26, 2008, Inc. executed an amendment to the revolving credit facility to approve a $100 million senior secured term loan (as described below under the heading “Senior Secured Term Loan”). The revolving credit facility also includes customary conditions to draw, including Inc. not undergoing any material adverse change.

In February 2008, the Company borrowed $187.5 million or 75% of the amount available under the revolving credit facility. The proceeds were used for general corporate purposes, including the Company’s annual payment to MLB and its 2007 payment under the Copyright Royalty Board proceeding, both due in March 2008, as well as its record label settlements. Interest under the revolving credit facility is currently 4.75% and is based on 9-month LIBOR. All amounts drawn under the revolving credit facility are due on May 5, 2009. As a result of drawing 75% of the amount available under the revolving credit facility, the Company has full access to the $150.0 million senior secured credit facility (as described below under the heading “Senior Secured Credit Facility”) provided by General Motors (“GM”), which may be used only for payments to GM.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In May 2008, the Company borrowed $62.5 million, which equaled the remaining 25% of the amount available under the revolving credit facility. The proceeds were used for general corporate purposes, including the escrow deposit (see Note 2, under the heading “Escrow Deposit”). Interest under the revolving credit facility is currently 5.75% and is based on the prime rate plus a spread. As of June 30, 2008, the Company has $250.0 million outstanding under the revolving credit facility.

Senior Secured Credit Facility

The Company and Inc. have a revolving $150.0 million senior secured credit facility with GM (“GM facility”) that matures on the earlier of December 31, 2009 or six months after the Company achieves investment grade status. It enables the Company to make monthly draws to finance payments that become due under the Company’s distribution agreement with GM and other GM payments. All draws under the GM facility bear interest at a per annum rate of LIBOR plus 8%. Interest payments are due semiannually.

The Company is required to prepay the amount of any outstanding advances in an amount equal to the lesser of (i) 50% of the Company’s excess cash and (ii) the amount necessary to prepay the draws in full. Also, in the event that the Company merges with another entity or sells, assigns, transfers, conveys or otherwise disposes of all or substantially all of its assets, then any outstanding advances are required to be prepaid by the Company. Furthermore, in the event that the revolving credit facility is terminated prior to its expiration and not replaced with a revolving credit facility of at least $250.0 million with a term that extends to December 31, 2009 or beyond, then any outstanding advances are required to be prepaid by the Company.

In order to make draws under the GM facility, the Company is required to have a minimum pre-marketing operating income as defined therein. The GM facility was unsecured until the first draw under Inc.’s revolving credit facility and then secured on a second priority basis behind the secured indebtedness permitted to be incurred under the revolving credit facility.

In June 2008, the Company drew on its GM facility to satisfy payments in the amount of $29.0 million for commissions and revenue share due under the Company’s distribution agreement with GM. In connection with this draw, as required the Company put in place a security interest in favor of GM under which drawn amounts are secured by substantially all of Inc.’s assets other than specified property (on a subordinated to the revolving credit facility and senior secured term loan). The Company subsequently entered into a credit agreement (as described below under the heading “Senior Secured Term Loan”), a portion of the proceeds of which were used to repay the $29.0 million draw. As of June 30, 2008, the GM facility was fully available and there were no amounts outstanding.

Senior Secured Term Loan

On June 26, 2008, the Company and Inc. entered into a credit agreement relating to a $100.0 million senior secured term loan (the “term loan”) with UBS AG. The Company used a portion of the term loan proceeds to repay the draw under its GM facility.

The term loan includes syndication and commitment fees, interest and expenses, and, similar to the revolving credit facility, has a scheduled maturity date of May 5, 2009, will survive if the pending merger with Sirius is consummated, and is secured by substantially all of Inc.’s assets other than specified property (on a pari passu basis with the revolving credit facility). Interest is payable quarterly on September 26, December 26 and March 26 at a rate currently set at 5.5625%. Thereafter, the rate is reset quarterly to 225 basis points over the 9-month LIBOR. The term loan also contains covenants, representations and events of default that are substantially similar to those under the revolving credit facility. In addition, the term loan, like the revolving credit facility, contains a financial covenant that requires Inc. to maintain a level of cash and cash equivalents from time to time of either $50 million or $75 million. If Inc. does not comply with the various covenants under the term loan, the lenders may, subject to various customary cure rights, require the immediate payment of all amounts outstanding under the revolving credit facility and foreclose on the collateral.

Debt of Consolidated Variable Interest Entity

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

The Company sold the XM-4 transponders to the Trust owned by Satellite Leasing (702-4) LLC (“Owner participant”) for $288.5 million. XM Satellite Radio Inc. is leasing the transponders for a term of nine years. These lease payment obligations, which are unconditional and guaranteed by XM Satellite Radio Holdings Inc., are senior unsecured obligations and rank equally in right of payment with existing and future senior unsecured obligations. Under the terms of the lease, the Company is obligated to make payments that total $437.4 million, of which $126.6 million is interest, over the nine-year base lease term. Payments totaling $27.9 million and $17.5 million were made in 2007 and in the first six months of 2008, respectively, while the following amounts are due in the future: $15.7 million in the remaining six months of 2008, $28.9 million in 2009, $28.4 million in 2010, $71.0 million in 2011, $145.8 million in 2012 and $102.2 million thereafter.

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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

There were 5,393,252 shares of Series A convertible preferred stock issued and outstanding with a liquidation preference of $51.4 million as of June 30, 2008 and December 31, 2007. During 2006, the Company repurchased the Series B convertible redeemable preferred stock and converted the Series C convertible redeemable preferred stock. There were no shares issued and outstanding of the Series B convertible redeemable preferred stock, Series C convertible redeemable preferred stock or Series D preferred stock as of June 30, 2008 and December 31, 2007.

Common Stock

The Company has authorized 600,000,000 shares of Class A common stock, par value of $0.01, of which 319,587,602 and 316,684,482 shares were issued and outstanding as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008 and December 31, 2007, there were 7,259,419 and 7,023,387, respectively, restricted Class A common shares issued and outstanding that was subject to forfeiture pending vesting. The Company has authorized 15,000,000 shares of Class C common stock, par value of $0.01, of which no shares were issued and outstanding as of June 30, 2008 and December 31, 2007.

(8) Share-Based Payment

The Company has three share-based payment plans. It is the practice of the Company to satisfy awards and options granted under these plans through the issuance of new shares. During the three and six months ended June 30, 2008, the Company recognized share-based payment expense of $12.9 million and $30.5 million, respectively; while for the comparable periods in 2007, the Company recognized share-based payment expense of $14.1 million and $28.2 million, respectively. In each of the periods described above, compensation expense was recorded in the unaudited Condensed Consolidated Statements of Operations related to these plans. For a summarized schedule of the distribution of share-based payment expense, see the appended footnote to the unaudited Condensed Consolidated Statements of Operations. The Company did not capitalize any share-based payment cost during the three and six months ended June 30, 2008 and 2007. The Company did not realize any income tax benefits from share-based payment plans during the three and six months ended June 30, 2008 and 2007, as a result of a full valuation allowance that is maintained for substantially all net deferred tax assets.

2007 Stock Incentive Plan

On May 25, 2007, the Company adopted the 2007 Stock Incentive Plan (“2007 Plan”) under which officers, other employees and other key individuals may be granted various types of equity awards, including restricted stock, stock units, stock options, stock appreciation rights, dividend equivalent rights and other stock awards. A total of 25,000,000 shares of the Company’s Class A common stock are reserved for issuance pursuant to these awards. Stock option awards under the 2007 Plan generally vest ratably over three years based on continuous service; while restricted stock generally vests ratably over one or three years based on continuous service. Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant and expire no later than ten years from the date of grant. Grants of equity awards other than stock options or stock appreciation rights reduce the number of shares available for future grant by 1.5 times the number of shares granted under such equity awards. As of June 30, 2008, there were 13,128,251 shares available under the 2007 Plan for future grant.

1998 Shares Award Plan

On June 1, 1998, the Company adopted the 1998 Shares Award Plan (“1998 Plan”) under which, as amended, employees, consultants and non-employee directors may be granted stock options and restricted stock for up to 25,000,000 shares of the Company’s Class A common stock. Stock option awards and restricted stock awards under the 1998 Plan generally vest ratably over three years based on continuous service. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and expire no later than ten years from the date of grant. The 1998 Plan terminated in June 2008 and shares are no longer available for future grant.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM Talent Option Plan

In May 2000, the Company adopted the XM Talent Option Plan (“Talent Plan”) under which non-employee programming consultants to the Company may be granted stock options for up to 500,000 shares of the Company’s Class A common stock, which shares are reserved under the Talent Plan. Stock option awards under the Talent Plan generally vest ratably over three years based on continuous service. Stock option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant and expire no later than ten years from the date of grant. As of June 30, 2008, there were 340,000 options available under the Talent Plan for future grant.

Stock Options—The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three months ended June 30,
	2008	2007
Expected dividend yield	0%	0%
Expected volatility(1)	58%	41%
Risk-free interest rate(2)	3.36%	4.92%
Expected term (in years)(3)	4.36	6.00

(1)	Expected volatilities are based on implied volatilities from publicly traded options on the Company’s stock.
(2)	The risk-free rate for periods within the contractual term of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.
(3)	Beginning in the fourth quarter of 2007, expected term is derived from a model based upon actual historical option exercises. Previously the expected term was calculated as the average between the vesting term and the contractual term, weighted by tranche, pursuant to SAB No. 107.

A summary of the status of the Company’s aggregate stock option awards under the 2007 Plan, 1998 Plan and the Talent Plan as of June 30, 2008, and activity during six months then ended is presented below:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2008	14,786,268	$18.79
Granted	249,350	$11.78
Exercised	(155,106)	$6.05
Forfeited, cancelled or expired	(213,731)	$17.77

Outstanding, June 30, 2008	14,666,781	$18.82	5.44	$5,126
Vested and expected to vest, June 30, 2008	14,433,719	$18.84	5.44	$5,044
Exercisable, June 30, 2008	13,016,019	$19.19	5.07	$5,126

The per share weighted-average fair value of stock option awards granted during the six months ended June 30, 2008 and 2007 was $5.83 and $6.23, respectively on the date of grant. The total intrinsic value on the date of exercise of stock option awards exercised during the six months ended June 30, 2008 and 2007 was $0.8 million and $2.6 million, respectively. As of June 30, 2008, there was $8.8 million of total unrecognized compensation cost related to stock option awards granted under the 2007 Plan, 1998 Plan and Talent Plan. The weighted-average period over which the compensation expense for these awards is expected to be recognized is 1.42 years as of June 30, 2008.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Restricted Stock—A summary of the status of the Company’s aggregate restricted stock awards under the 2007 Plan and 1998 Plan as of June 30, 2008 and activity during the six months then ended is presented below:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested, January 1, 2008	7,023,387	$14.00
Granted	3,121,014	$12.83
Vested	(2,710,264)	$14.13
Forfeited	(174,718)	$12.92

Nonvested, June 30, 2008	7,259,419	$13.48

The fair value of each restricted stock award is the market value of the stock, as determined by the last sale price of the Company’s Class A common stock on The NASDAQ Global Select Market as if it were vested and issued on the grant date. As of June 30, 2008 and December 31, 2007, there were $65.8 million and $55.7 million, respectively, of total unrecognized compensation cost related to restricted stock awards granted under the 2007 Plan and 1998 Plan. The weighted-average period over which the compensation expense for these awards is expected to be recognized is 1.92 years as of June 30, 2008. The total fair value of shares vested during the six months ended June 30, 2008 and 2007 was $30.6 million and $7.9 million.

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

In November 2005, the Company entered into a number of agreements (“Agreements”) with XM Canada that provide XM Canada with exclusive rights to offer XM satellite digital radio service in Canada. The Agreements have an initial term of ten years and XM Canada has the unilateral option to extend the term of the Agreements for an additional five years at no additional cost beyond the current financial arrangements. XM Canada has expressed its intent to exercise this option at the end of the initial term of the Agreements. The various deliverables of these Agreements are considered a single accounting unit in accordance with EITF Issue No. 00-21, and as such are accounted for as follows:

•

The offset to the $149.4 million fair value of the shares received (see Note 4, under the heading “Equity Method Investment and Available-for-Sale Debt Securities”) is recorded as Deferred income on the Company’s Condensed Consolidated Balance Sheets and amortized on a straight-line basis into income over the 15-year expected term of the Agreements. As of June 30, 2008 and December 31, 2007, the Deferred income balance related to the initial fair value of shares received was $123.6 million and $128.7 million, respectively.

•

The Company receives a 15% royalty fee for all subscriber fees earned by XM Canada each month for its basic service and a nominal activation fee for each gross activation of an XM Canada subscriber on the Company’s system. Beginning in 2006, XM began to accrue for, and record as revenue, royalties and activation fees related to XM Canada’s subscribers. This revenue is recognized on a straight-line basis over the remaining expected term of the Agreements. The unrecognized portion is recorded as Deferred income. As of June 30, 2008 and December 31, 2007, the Deferred income balance related to the subscriber revenue royalty and activation fees was $9.3 million and $6.1 million, respectively.

•

XM Canada will pay the Company $71.8 million for the rights to broadcast and market National Hockey League (“NHL”) games for the 10-year term of the Company’s contract with the NHL, as amended. The $71.8 million payment is comprised of $57.0 million in license fees, $12.1 million in advertising costs and $2.7 million in interest. In accordance with EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company recognizes these payments on a gross basis as a principal.

The Company recognized the following as Other revenue in the unaudited Condensed Consolidated Statement of Operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Amortization of XM Canada deferred income	$2,498	$2,498	$4,996	$4,996
Subscriber revenue royalty and activation fees	196	74	347	126
Advertising cost reimbursements	417	333	833	667
License fees	1,500	1,125	3,000	2,250

XM has provided XM Canada with a C$45 million standby credit facility which can only be utilized to finance purchases of terrestrial repeaters or for the payment of subscription fees to XM. The facility matures on December 31, 2012 and bears interest at a rate of 9% per annum. XM has the right to convert unpaid principal amounts into Class A subordinate voting shares of XM Canada at the price of C$16.00 per share. As of June 30, 2008, XM Canada has drawn $6.4 million on this facility in lieu of payment of subscription fees.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company had the following related party balances as of June 30, 2008 and December 31, 2007 (in thousands):

	Due from		Prepaid expense		Due to
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
GM	$10,021	$8,505	$213,747	$218,196	$64,027	$62,233
American Honda	1,935	3,325	—	—	4,134	3,513
XM Canada	10,790	9,752	—	—	—	—

Total	$22,746	$21,582	$213,747	$218,196	$68,161	$65,746

The Company earned the following total revenue, primarily consisting of subscriptions, in connection with sales to related parties described above (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
GM	$11,234	$8,209	$21,352	$14,881
American Honda	4,746	4,594	8,861	8,961
XM Canada	4,611	4,030	9,176	8,039

Total	$20,591	$16,833	$39,389	$31,881

The Company has relied upon certain related parties for technical, marketing and other services. The Company has incurred the following costs in transactions with the related parties described above (in thousands):

	Three months ended June 30, 2008		Three months ended June 30, 2007
	GM	American Honda	GM	American Honda
Customer care & billing operations	$18	$—	$51	$—
Revenue share & royalties	36,208	866	27,125	71
Marketing	50,073	1,712	43,341	1,879
Interest expense	233	—	—	—

Total	$86,532	$2,578	$70,517	$1,950

	Six months ended June 30, 2008		Six months ended June 30, 2007
	GM	American Honda	GM	American Honda
Customer care & billing operations	$38	$—	$103	$—
Revenue share & royalties	67,697	1,525	50,855	72
Marketing	100,765	3,795	80,824	2,355
Interest expense	537		—	—

Total	$169,037	$5,320	$131,782	$2,427

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(10) Supplemental Cash Flows Disclosures

The Company paid $55.6 million and $55.0 million for interest, net of amounts capitalized to System under construction of $5.4 million and $1.6 million during the six months ended June 30, 2008 and 2007, respectively.

The Company engaged in non-cash investing and financing activities involving the acquisition of property through capital leases in the amount of $4.5 million and $4.8 million during the six months ended June 30, 2008 and 2007, respectively. Additionally, during the six months ended June 30, 2008, the Company engaged in a non-cash financing activity through a draw on its GM facility to satisfy payments in the amount of $29.0 million for commissions and revenue share due under the Company’s distribution agreement with GM.

(11) Commitments and Contingencies

Satellite System

Satellite Deployment Plan—The Company currently operates four satellites in-orbit. The Company launched its first two satellites, XM-1 and XM-2, in the first half of 2001 prior to the commencement of commercial operations. Currently, XM-1 and XM-2 function as in-orbit spares. In February 2005, the Company launched its third satellite, XM-3, which has been used to transmit XM service since April 2005. In October 2006, the Company launched its fourth satellite, XM-4, which has been used to transmit XM service since December 2006. In 2005, XM entered into a contract to construct a fifth satellite, XM-5, which is expected to be completed in late 2008 or early 2009 for use as a ground spare or to be available for launch as needed.

Satellite Contracts—As of June 30, 2008, the Company has paid $977.0 million, including manufacturing and launch costs, financing charges (excluding sale leaseback charges), in-orbit performance incentives and additional costs for collocation, under its various satellite and launch services contracts. The Company originally entered into a satellite and launch services contract for XM-1, XM-2 and XM-3 with Boeing Satellite Systems International, Inc. (“BSS”) in March 1998 and subsequently amended the contract as required (including the manufacture of XM-4). XM has fully paid its contractual obligations to BSS, except for XM-3 and XM-4 performance incentive payments which are accrued to Satellite & terrestrial expense when certain performance criteria are met pursuant to the satellite contracts. In August 2003, XM contracted with Sea Launch Company, LLC (“Sea Launch”) for the associated launch services for XM-4, and in September 2006, the Company exercised an option in the Sea Launch contract for launch services for XM-5. In June 2005, the Company awarded a contract to Space Systems/Loral (“SS/L”) for the design and construction of XM-5.

XM-3—BSS has the right to earn performance incentives of up to $25.9 million, plus interest, based on the in-orbit performance of XM-3 over its design life of fifteen years. As of June 30, 2008, the Company has paid $5.9 million of those performance incentives (including interest). The Company has in-orbit insurance for XM-3 through February 2009.

XM-4—BSS has the right to earn performance incentives of up to $12.0 million, plus interest, over the first twelve years of in-orbit life, up to an additional $7.5 million for high performance (above baseline specifications) during the first fifteen years of in-orbit life and up to an additional $10.0 million for continued high performance across the five year period beyond the fifteen year design life. As of June 30, 2008, the Company has paid $1.9 million of those performance incentives (including interest). The Company has in-orbit insurance for a portion of the XM-4 sum insured that expires in December 2011 and in-orbit insurance for the remainder of the sum insured that expires in October 2008. These policies run concurrently. In February 2007, the Company entered into a sale-leaseback of the transponders on the XM-4 satellite.

XM-5—In 2005, XM entered into a contract with SS/L to construct XM-5. On July 15, 2003, SS/L, its parent (Loral Space & Communications Ltd.) and certain other affiliated entities (collectively, the “Debtors”) commenced voluntary Chapter 11 bankruptcy cases under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Court”). Pursuant to an order entered on July 20, 2005, the Court approved the Company’s contract with SS/L. On August 1, 2005, the Court entered an order confirming the Debtors’ Fourth Amended Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the “Reorganization Plan”). The Reorganization Plan became effective on November 21, 2005. Pursuant to the terms of the Company’s contract with SS/L, the Company may make construction payments on XM-5 into an escrow account until the occurrence of an “Emergence Date” as defined

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

in the contract. As of June 30, 2008, the Company has paid $129.9 million with respect to the XM-5 construction and launch services, excluding financing charges. In August 2007, the contract with SS/L was amended to defer payments on the remaining XM-5 satellite construction costs until the earlier of post launch or January 2010.

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

In April 2006, the Company amended the distribution agreement pursuant to which the Company made a prepayment in May 2006 in the amount of $237.0 million to GM to retire at a discount $320.3 million of the remaining fixed payment obligations that would have come due in 2007, 2008 and 2009. The April 2006 amendments eliminated the Company’s ability to make up to $35.0 million of subscriber acquisition payments in shares of the Company’s Class A common stock. As of June 30, 2008, the Company had $26.0 million of current related party prepaid expense and $110.6 million of non-current related party prepaid expense in connection with the guaranteed fixed payments as a result of the $237.0 million prepayment in May 2006. In February 2008, the Company entered into an amended and restated agreement with GM that folds together the previously separate distribution and credit agreements with GM. The amended and restated agreement’s terms remain substantially similar to those of the previously separate agreements, except for the establishment of a new minimum pre-marketing cash flow threshold for 2008 that the Company will need to meet in order to make draws under the GM credit facility in 2009.

In order to encourage the broad installation of XM radios in GM vehicles, the Company has agreed to subsidize a portion of the cost of XM radios and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to the Company’s service. The Company must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than eight million GM vehicles with installed XM radios. The Company has met this threshold and the percentage is constant. Revenue share expense is recognized as the related subscription revenue is earned. As of June 30, 2008, the Company had $60.6 million of current related party prepaid expense and $16.5 million of non-current related party prepaid expense in connection with this revenue sharing arrangement. As part of the agreement, GM provides certain call-center related services directly to XM subscribers who are also GM customers for which the Company must reimburse GM. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a common receiver platform or capable of receiving Sirius’ radio service. The agreement is subject to renegotiation at two-year intervals, beginning in November 2005, if GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving the Company’s service. The specified installation level of 1,240,000 units by November 2005 was achieved in 2004. The specified installation levels in future years are the lesser of 600,000 units per year or amounts proportionate to targets in the satellite digital radio service industry. There can be no assurances as to the outcome of any such renegotiations. GM’s exclusivity obligations will discontinue if, by November 2009 and at two-year intervals thereafter, the Company fails to achieve and maintain specified minimum share levels in the satellite digital radio service industry. The Company believes it was exceeding the minimum levels at December 31, 2007. For the three and six months ended June 30, 2008, the Company incurred total costs of $86.5 million and $169.0 million, respectively, under the distribution agreement; while for the comparable periods in 2007, the Company incurred costs of $70.5 million and $131.8 million, respectively.

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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Litigation and Arbitration

Copyright Royalty Board Arbitration—In December 2007, the Copyright Royalty Board (“CRB”) issued its determination and order setting the royalty rate payable by the Company under the statutory license covering the performance of sound recordings over the XM system for the six-year period starting in January 1, 2007 and ending December 31, 2012. Under the terms of the CRB Satellite Radio Services decision, the Company will pay a performance license rate of 6.0% of those gross revenues subject to the fees for 2007 and 2008, 6.5% for 2009, 7.0% for 2010, 7.5% for 2011 and 8.0% for 2012. The revenue that is subject to royalty fees includes subscription revenue from its subscribers and advertising revenues from channels other than those that use only incidental performances of music. Other exclusions and deductions from revenue subject to the statutory license fee include but are not limited to revenue from channels, programming and products or other services offered for a separate charge where such channels use only incidental performances of sound recordings, revenue from equipment sales, revenue from current and future data services, fulfillment service fees and bad debt expense. On February 25, 2008, SoundExchange, the organization that collects and distributes sound recordings royalties on behalf of its members, filed a petition for review in the U.S. District Court for the District of Columbia Circuit.

Separately in September 2007, the Company settled the royalty rate payable by the Company under the statutory license covering its performance of sound recordings over XM channels transmitted over the DIRECTV satellite television system, and that CRB proceeding was concluded.

Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc and Warner Bros. Records Inc. v. XM Satellite Radio Inc.—Plaintiffs filed this action in the United States District Court for the Southern District of New York on May 16, 2006. The complaint seeks monetary damages and equitable relief, alleging that recently introduced XM radios that also have advanced recording functionality infringe upon plaintiffs’ copyrighted sound recordings. The Company’s motion to dismiss this matter was denied in January 2007. The Company believes these allegations are without merit and that these products comply with applicable copyright law, including the Audio Home Recording Act, and intends to vigorously defend the matter. Music publishing companies and certain other record companies also have filed lawsuits, purportedly on a class basis, with similar allegations. There can be no assurance regarding the ultimate outcome of these matters, or the significance, if any, to the Company’s business, consolidated results of operations or financial position.

In late 2007 and early 2008, the Company resolved the lawsuit with respect to Universal Music Group (“UMG”), Warner Music Group, Sony BMG Music Entertainment (“Sony BMG”) and EMI Group (“EMI”) and each of UMG, Warner Music Group, Sony BMG and EMI have withdrawn as a party to the lawsuit against the Company.

Matthew Enderlin v. XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc.—Plaintiff filed this action in the United States District Court for the Eastern District of Arkansas on January 10, 2006 on behalf of a purported nationwide class of all XM subscribers. The complaint alleges that the Company engaged in a deceptive trade practice under Arkansas and other state laws by representing that its music channels are commercial-free. The court stayed the litigation and directed the parties to arbitration. The Company instituted arbitration with the American Arbitration Association pursuant to the compulsory arbitration clause in its customer service agreement. Enderlin has filed a counterclaim in the arbitration on behalf of the class that he seeks to represent. The Company believes the matter is without merit and intends to vigorously defend the ongoing arbitration. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to the Company’s business, consolidated results of operations or financial position.

Regulatory Matters and Inquiries

Federal Communications Commission (“FCC”)

FCC Receiver Matter—As the Company has previously disclosed, it has received inquiries from, and responded to, the FCC regarding FM modulator wireless transmitters in various XM radios not in compliance with permissible emission limits. No health or safety issues

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

have been involved with these wireless XM radios. The Company has implemented a series of design and installation modifications and has obtained new certifications for modified XM radios that rely on a wired FM modulator rather than a wireless transmitter. In addition, the Company has implemented a regulatory compliance plan, including the appointment of an FCC regulatory compliance officer, to monitor FCC regulatory compliance, specifically with reference to the design, verification/certification, and production of XM radio receivers. The Company is in discussions with the FCC to resolve this matter and has proposed entering into a consent decree requiring both additional remedial action and a voluntary contribution to the federal government. National Association of Broadcasters (“NAB”) has asked the FCC to require a recall of non-compliant devices from our retailers and distributors. The Company cannot predict at this time the extent of any further actions that it will need to undertake or any financial obligations it may incur. There can be no assurance regarding the ultimate outcome of this matter, or its significance to the Company’s business, consolidated results of operations or financial position.

FCC Repeater Network Matter—In October 2006, the Company filed for both a 30-day Special Temporary Authority (“STA”) and a 180-day STA with respect to its terrestrial repeater network, seeking authority to continue to operate its entire repeater network despite the fact that the technical characteristics of certain repeaters, as built, differ from the technical characteristics in the original STAs granted for its repeater network. These differences include some repeaters not being built in the precise locations, or with the same antenna heights, power levels, or antenna characteristics set forth in the earlier STAs. A number of repeaters were built without a clearly applicable authorization. Prior to making these filings, the Company reduced the power or discontinued operation of certain repeaters. As a result, the Company believes that service quality in portions of the affected metro areas has been somewhat reduced, including in terms of more frequent interruptions and/or occasional outages to the service. There has been no impact on the satellite signal. The Company continues to communicate with the staff of the FCC regarding these matters. In February 2007, the Company received a letter of inquiry from the FCC relating to these matters, to which the Company has responded. This proceeding may result in the imposition of financial penalties against the Company or adverse changes to its repeater network resulting from having repeaters turned off or otherwise modified in a manner that would reduce service quality in the affected areas.

These STA requests are distinct from (and if granted would modify) the STAs originally granted by the FCC relating to the Company commencing and continuing operation of the repeater network. As the Company has been disclosing for many years, the FCC has not yet issued final rules permitting the Company (or Sirius) to deploy terrestrial repeaters, and the Company has been deploying and operating its repeater network based on those early STAs and requests the Company has filed previously to extend the time periods of those STAs, which have expired. The Company (and Sirius) and others have been requesting that the FCC establish final rules for repeater deployment. On December 18, 2007, the FCC released a “Notice of Proposed Rulemaking and Second Further Notice of Proposed Rulemaking” seeking additional comment on the final rules for satellite radio repeaters. In this same Notice the FCC requested comment on proposals of Wireless Communications Service (“WCS”) licensees for modification of rules governing their use of spectrum adjacent to that used for satellite radio service. Some of the proposals under discussion in the rulemaking, if adopted by the FCC, could impact the Company’s ability to operate terrestrial repeaters, including requiring the Company to reduce the power of some of its current repeaters, construct and operate additional repeaters to offer the same coverage, or otherwise impact reception of satellite radio service. The Company is participating actively in this phase of the proceeding. There can be no assurance regarding the ultimate outcome of this matter, or its significance to the Company’s business, consolidated results of operations or financial position.

Major League Baseball®

The Company has a multi-year agreement with MLB to broadcast MLB games live nationwide. The Company paid $50.0 million for the 2005 season, $60.0 million (which included $10.0 million paid in October 2004) for the 2006, 2007 and 2008 seasons and will pay $60.0 million per year thereafter through 2012. MLB has the option to extend the agreement for the 2013, 2014 and 2015 seasons at the same $60.0 million annual compensation rate. The Company will also make incentive payments to MLB for XM subscribers obtained through MLB and baseball club verifiable promotional programs. No stock or warrants were included in this agreement. The agreement requires the Company to deposit $120.0 million into escrow or furnish other credit support in such amount. On May 16, 2008, the Company deposited $120.0 million into escrow for the benefit of MLB. In connection with funding the MLB escrow arrangement, the Company borrowed $62.5 million under its revolving credit facility. This escrow arrangement, which the Company intends to replace with a letter of credit or other arrangement, reduces the Company’s unrestricted cash liquidity, and could have an adverse effect on the Company’s financial position if the Company is not able to replace the escrow arrangement with a letter of credit or other arrangement.

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

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JUNE 30, 2008

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$163,552	$—	$23	$—	$—	$163,575	$20,269	$—	$9	$—	$183,853
Accounts receivable, net	44,711	—	—	—	—	44,711	—	—	—	—	44,711
Due from subsidiaries/affiliates	15,826	516,054	49,434	712,961	(1,282,690)	11,585	1,289	—	43,815	(56,689)	—
Due from related parties	16,356	—	—	—	—	16,356	—	—	—	—	16,356
Related party prepaid expenses	86,641	—	—	—	—	86,641	—	—	—	—	86,641
Prepaid programming content	54,900	—	—	—	—	54,900	—	—	—	—	54,900
Prepaid and other current assets	40,341	—	—	—	—	40,341	283	30,726	348	(30,881)	40,817

Total current assets	422,327	516,054	49,457	712,961	(1,282,690)	418,109	21,841	30,726	44,172	(87,570)	427,278
Escrow deposit	120,000	—	—	—	—	120,000	—	—	—	—	120,000
System under construction	—	—	—	—	—	—	166,786	—	—	—	166,786
Property and equipment, net	563,987	—	8,800	—	—	572,787	46,190	—	37,568	3,729	660,274
Investment in subsidiary/affiliates	1,363,931	—	—	—	(1,363,931)	—	(909,078)	—	—	909,078	—
DARS license	—	141,412	—	—	—	141,412	—	—	—	—	141,412
Intangibles, net	2,750	—	—	—	—	2,750	—	—	—	—	2,750
Deferred financing fees, net	27,610	—	—	—	—	27,610	2,977	—	—	—	30,587
Due from related party, net of current portion	6,390	—	—	—	—	6,390	—	—	—	—	6,390
Related party prepaid expenses, net of current portion	127,106	—	—	—	—	127,106	—	—	—	—	127,106
Investments	—	—	—	—	—	—	37,192	—	—	—	37,192
Prepaid and other assets, net of current portion	2,080	—	—	—	—	2,080	33,293	461,268	2,032	(494,562)	4,111

Total assets	$2,636,181	$657,466	$58,257	$712,961	$(2,646,621)	$1,418,244	$(600,799)	$491,994	$83,772	$330,675	$1,723,886

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JUNE 30, 2008

(Continued)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current liabilities:
Accounts payable	$51,505	$—	$—	$—	$—	$51,505	$10,388	$(3,663)	$(2)	$(6,551)	$51,677
Accrued expenses	167,581	—	111	—	—	167,692	103	—	294	(442)	167,647
Accrued interest	46,008	—	—	—	—	46,008	583	1,923	—	(32,607)	15,907
Current portion of long-term debt	388,889	—	—	—	—	388,889	—	—	—	(29,217)	359,672
Due to related parties	68,161	—	—	—	—	68,161	—	—	—	—	68,161
Due to subsidiary/affiliates	1,254,525	271	2,851	26,076	(1,282,670)	1,053	—	—	4,441	(5,494)	—
Subscriber deferred revenue	437,605	—	—	—	—	437,605	—	—	—	—	437,605
Deferred income	—	—	—	—	—	—	13,415	30,726	—	(34,148)	9,993

Total current liabilities	2,414,274	271	2,962	26,076	(1,282,670)	1,160,913	24,489	28,986	4,733	(108,459)	1,110,662
Long-term debt, net of current portion	1,080,673	—	—	—	—	1,080,673	400,000	230,800	—	(231,247)	1,480,226
Subscriber deferred revenue, net of current portion	109,772	—	—	—	—	109,772	—	—	—	—	109,772
Deferred income, net of current portion	9,332	—	—	—	—	9,332	138,276	168,346	—	(192,955)	122,999
Other non-current liabilities	8,644	35,424	—	—	—	44,068	40,908	—	(1,315)	(39,162)	44,499

Total liabilities	3,622,695	35,695	2,962	26,076	(1,282,670)	2,404,758	603,673	428,132	3,418	(571,823)	2,868,158

Commitments and contingencies
Minority interest	—	—	—	—	—	—	—	—	—	60,200	60,200
Stockholders’ equity (deficit):
Capital stock	—	—	—	—	—	—	3,250	—	—	—	3,250
Accumulated other comprehensive income, net of tax	—	—	—	—	—	—	8,689	—	—	—	8,689
Additional paid-in-capital	3,357,744	146,271	60,759	286,765	(493,795)	3,357,744	3,213,287	45,940	47,219	(3,450,903)	3,213,287
Retained earnings (deficit)	(4,344,258)	475,500	(5,464)	400,120	(870,156)	(4,344,258)	(4,429,698)	17,922	33,135	4,293,201	(4,429,698)

Total stockholders’ equity (deficit)	(986,514)	621,771	55,295	686,885	(1,363,951)	(986,514)	(1,204,472)	63,862	80,354	842,298	(1,204,472)

Total liabilities and stockholders’ equity (deficit)	$2,636,181	$657,466	$58,257	$712,961	$(2,646,621)	$1,418,244	$(600,799)	$491,994	$83,772	$330,675	$1,723,886

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2007

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$100,111	$—	$11	$—	$—	$100,122	$56,554	$—	$10	$—	$156,686
Accounts receivable, net	63,617	—	—	—	—	63,617	—	—	—	—	63,617
Due from subsidiaries/affiliates	4,015	428,973	43,250	683,745	(1,159,940)	43	5,667	—	39,324	(45,034)	—
Due from related parties	17,931	—	—	—	—	17,931	97	—	—	—	18,028
Related party prepaid expenses	80,610	—	—	—	—	80,610	—	—	—	—	80,610
Prepaid programming content	28,262	—	—	—	—	28,262	—	—	—	—	28,262
Prepaid and other current assets	38,937	—	—	—	—	38,937	170	30,726	182	(30,880)	39,135

Total current assets	333,483	428,973	43,261	683,745	(1,159,940)	329,522	62,488	30,726	39,516	(75,914)	386,338
System under construction	—	—	—	—	—	—	151,142	—	—	—	151,142
Property and equipment, net	611,116	—	14,805	—	—	625,921	48,124	—	38,571	(2,246)	710,370
Investment in subsidiary/affiliates	1,249,173	—	—	—	(1,249,173)	—	(702,323)	—	—	702,323	—
DARS license	—	141,412	—	—	—	141,412	—	—	—	—	141,412
Intangibles, net	3,379	—	—	—	—	3,379	—	—	—	—	3,379
Deferred financing fees, net	30,585	—	—	—	—	30,585	4,005	—	—	—	34,590
Due from related party, net of current portion	3,554	—	—	—	—	3,554	—	—	—	—	3,554
Related party prepaid expenses, net of current portion	137,586	—	—	—	—	137,586	—	—	—	—	137,586
Investments	—	—	—	—	—	—	36,981	—	—	—	36,981
Prepaid and other assets, net of current portion	1,880	—	—	—	—	1,880	15,817	478,745	1,998	(494,562)	3,878

Total assets	$2,370,756	$570,385	$58,066	$683,745	$(2,409,113)	$1,273,839	$(383,766)	$509,471	$80,085	$129,601	$1,609,230

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2007

(Continued)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current liabilities:
Accounts payable	$54,711	$—	$—	$—	$—	$54,711	$4,578	$(1,779)	$(2)	$(2,498)	$55,010
Accrued expenses	216,036	—	125	—	—	216,161	100	—	294	(441)	216,114
Accrued interest	29,395	—	—	—	—	29,395	583	1,829	—	(14,980)	16,827
Current portion of long-term debt	38,370	—	—	—	—	38,370	—	—	—	(29,217)	9,153
Due to related parties	65,746	—	—	—	—	65,746	—	—	—	—	65,746
Due to subsidiary/affiliates	1,132,143	271	2,581	25,757	(1,159,920)	832	—	—	6,717	(7,549)	—
Subscriber deferred revenue	416,361	—	—	—	—	416,361	—	—	—	—	416,361
Deferred income	—	—	—	—	—	—	13,338	30,725	—	(34,148)	9,915

Total current liabilities	1,952,762	271	2,706	25,757	(1,159,920)	821,576	18,599	30,775	7,009	(88,833)	789,126
Long-term debt, net of current portion	1,083,575	—	—	—	—	1,083,575	400,000	230,800	—	(233,736)	1,480,639
Subscriber deferred revenue, net of current portion	98,565	—	—	—	—	98,565	—	—	—	—	98,565
Deferred income, net of current portion	6,146	—	—	—	—	6,146	145,189	186,371	—	(212,818)	124,888
Other non-current liabilities	8,993	34,269	—	—	—	43,262	36,749	—	(1,314)	(38,128)	40,569

Total liabilities	3,150,041	34,540	2,706	25,757	(1,159,920)	2,053,124	600,537	447,946	5,695	(573,515)	2,533,787

Commitments and contingencies
Minority interest	—	—	—	—	—	—	—	—	—	59,746	59,746
Stockholders’ equity (deficit):
Capital stock	—	—	—	—	—	—	3,221	—	—	—	3,221
Accumulated other comprehensive income, net of tax	—	—	—	—	—	—	8,966	—	—	—	8,966
Additional paid-in-capital	3,315,665	146,271	60,759	286,765	(493,795)	3,315,665	3,184,367	49,993	47,064	(3,412,722)	3,184,367
Retained earnings (deficit)	(4,094,950)	389,574	(5,399)	371,223	(755,398)	(4,094,950)	(4,180,857)	11,532	27,326	4,056,092	(4,180,857)

Total stockholders’ equity (deficit)	(779,285)	535,845	55,360	657,988	(1,249,193)	(779,285)	(984,303)	61,525	74,390	643,370	(984,303)

Total liabilities and stockholders’ equity (deficit)	$2,370,756	$570,385	$58,066	$683,745	$(2,409,113)	$1,273,839	$(383,766)	$509,471	$80,085	$129,601	$1,609,230

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$621,494	$87,081	$5,481	$—	$(92,562)	$621,494	$4,996	$18,025	$7,468	$(25,493)	$626,490
Cost of revenue	405,998	—	22	—	221	406,241	—	—	650	(3,992)	402,899
Research & development	20,435	—	—	—	—	20,435	—	—	—	—	20,435
General & administrative	61,842	—	—	—	—	61,842	138	—	6	(267)	61,719
Marketing	239,920	—	—	—	—	239,920	—	—	—	—	239,920
Depreciation & amortization	74,965	—	5,993	—	—	80,958	96	—	1,003	(4,136)	77,921

Total operating expenses	803,160	—	6,015	—	221	809,396	234	—	1,659	(8,395)	802,894

Operating income (loss)	(181,666)	87,081	(534)	—	(92,783)	(187,902)	4,762	18,025	5,809	(17,098)	(176,404)
Other income (expense):
Interest income	2,112	—	319	29,217	(29,535)	2,113	306	—	—	—	2,419
Interest expense	(91,500)	—	—	(319)	29,535	(62,284)	(1,027)	(11,635)	—	15,139	(59,807)
Loss from de-leveraging transactions	—	—	—	—	—	—	—	—	—	—	—
Loss from impairment of investments	—	—	—	—	—	—	—	—	—	—	—
Equity in net loss of affiliate	—	—	—	—	—	—	(8,550)	—	—	—	(8,550)
Minority interest	—	—	—	—	—	—	—	—	—	(6,390)	(6,390)
Other income (expense)	21,746	—	151	—	(21,976)	(79)	(243,328)	—	—	244,302	895

Net income (loss) before income taxes	(249,308)	87,081	(64)	28,898	(114,759)	(248,152)	(247,837)	6,390	5,809	235,953	(247,837)

Benefit from (provision for) deferred income taxes	—	(1,156)	—	—	—	(1,156)	(1,004)	—	—	1,156	(1,004)

Net income (loss)	$(249,308)	$85,925	$(64)	$28,898	$(114,759)	$(249,308)	$(248,841)	$6,390	$5,809	$237,109	$(248,841)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$315,537	$43,840	$2,740	$—	$(46,580)	$315,537	$2,498	$9,039	$2,748	$(11,787)	$318,035
Cost of revenue	205,871	—	11	—	107	205,989	—	—	325	(1,996)	204,318
Research & development	9,414	—	—	—	—	9,414	—	—	—	—	9,414
General & administrative	31,050	—	—	—	—	31,050	69	—	3	(133)	30,989
Marketing	123,594	—	—	—	—	123,594	—	—	—	—	123,594
Depreciation & amortization	30,962	—	2,995	—	—	33,957	48	—	501	(2,068)	32,438

Total operating expenses	400,891	—	3,006	—	107	404,004	117	—	829	(4,197)	400,753

Operating income (loss)	(85,354)	43,840	(266)	—	(46,687)	(88,467)	2,381	9,039	1,919	(7,590)	(82,718)
Other income (expense):
Interest income	856	—	160	14,609	(14,768)	857	(114)	—	—	—	743
Interest expense	(46,260)	—	—	(160)	14,768	(31,652)	(515)	(5,887)	—	7,574	(30,480)
Loss from de-leveraging transactions	—	—	—	—	—	—	—	—	—	—	—
Loss from impairment of investments	—	—	—	—	—	—	—	—	—	—	—
Equity in net loss of affiliate	—	—	—	—	—	—	(4,373)	—	—	—	(4,373)
Minority interest	—	—	—	—	—	—	—	—	—	(3,153)	(3,153)
Other income (expense)	11,095	—	151	—	(11,069)	177	(116,278)	—	—	117,183	1,082

Net income (loss) before income taxes	(119,663)	43,840	45	14,449	(57,756)	(119,085)	(118,899)	3,152	1,919	114,014	(118,899)

Benefit from (provision for) deferred income taxes	—	(578)	—	—	—	(578)	(673)	—	—	578	(673)

Net income (loss)	$(119,663)	$43,262	$45	$14,449	$(57,756)	$(119,663)	$(119,572)	$3,152	$1,919	$114,592	$(119,572)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$536,360	$77,225	$ 5,481	$—	$(82,706)	$536,360	$4,996	$13,710	$5,197	$(18,876)	$541,387
Cost of revenue	344,666	—	10	—	228	344,904	—	—	594	(3,875)	341,623
Research & development	15,469	—	—	—	—	15,469	—	—	—	—	15,469
General & administrative	68,652	—	—	—	—	68,652	292	—	1,369	(260)	70,053
Marketing	216,892	—	—	—	—	216,892	—	—	—	—	216,892
Depreciation & amortization	86,718		6,094	—	—	92,812	2,611	—	1,003	(3,039)	93,387

Total operating expenses	732,397	—	6,104	—	228	738,729	2,903	—	2,966	(7,174)	737,424

Operating income (loss)	(196,037)	77,225	(623)	—	(82,934)	(202,369)	2,093	13,710	2,231	(11,702)	(196,037)
Other income (expense):
Interest income	3,322	—	332	29,135	(29,467)	3,322	4,459	—	—	—	7,781
Interest expense	(89,340)	—	—	(332)	29,467	(60,205)	(2,291)	(8,748)	(517)	11,729	(60,032)
Loss from de-leveraging transactions	—	—	—	—	—	—	—	—	(2,965)	—	(2,965)
Loss from impairment of investments		—	—	—	—	—	(35,824)	—	—	—	(35,824)
Equity in net loss of affiliate	—	—	—	—	—	—	(8,177)	—	—	—	(8,177)
Minority Interest										(4,962)	(4,962)
Other income (expense)	21,595	—	—	—	(21,647)	(52)	(259,593)		—	260,501	856

Net income (loss) before income taxes	(260,460)	77,225	(291)	28,803	(104,581)	(259,304)	(299,333)	4,962	(1,251)	255,566	(299,360)

Benefit from (provision for) deferred income taxes	28	(1,156)	—	—	—	(1,128)	1,148	—	—	1,155	1,175

Net income (loss)	$(260,432)	$76,069	$ (291)	$28,803	$(104,581)	$(260,432)	$(298,185)	$4,962	$(1,251)	$256,721	$(298,185)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2007

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$274,746	$ 39,560	$2,740	$—	$(42,301)	$274,745	$2,498	$8,988	$2,675	$(11,630)	$277,276
Cost of revenue	172,058	—	3	—	114	172,175	—	—	326	(1,988)	170,513
Research & development	8,159	—	—	—	—	8,159	—	—	—	—	8,159
General & administrative	35,845	—	—	—	—	35,845	157	—	2	(135)	35,869
Marketing	124,221	—	—	—	—	124,221	—	—	—	—	124,221
Depreciation & amortization	45,066		2,998	—	—	48,064	7	—	502	(2,067)	46,506

Total operating expenses	385,349	—	3,001	—	114	388,464	164	—	830	(4,190)	385,268

Operating income (loss)	(110,603)	39,560	(261)	—	(42,415)	(113,719)	2,334	8,988	1,845	(7,440)	(107,992)
Other income (expense):
Interest income	1,804	—	167	14,648	(14,815)	1,804	2,434	—	—	—	4,238
Interest expense	(47,578)	—	—	(167)	14,815	(32,930)	(1,436)	(5,722)	—	7,665	(32,423)
Loss from de-leveraging transactions	—	—	—	—	—	—	—	—	—	—	—
Loss from impairment of investments		—	—	—	—	—	(35,824)	—	—	—	(35,824)
Equity in net loss of affiliate	—	—	—	—	—	—	(2,752)	—	—	—	(2,752)
Minority Interest										(3,266)	(3,266)
Other income (expense)	10,907	—	—	—	(10,954)	(47)	(142,335)		—	142,795	413

Net income (loss) before income taxes	(145,470)	39,560	(94)	14,481	(53,369)	(144,892)	(177,579)	3,266	1,845	139,754	(177,606)

Benefit from (provision for) deferred income taxes	28	(578)	—	—	—	(550)	1,832	—	—	577	1,859

Net income (loss)	$(145,442)	$ 38,982	$(94)	$14,481	$(53,369)	$(145,442)	$(175,747)	$3,266	$1,845	$140,331	$(175,747)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash (used in) provided by operating activities	$(238,275)	$—	$5,198	$—	$—	$(233,077)	$(5,385)	$5,937	$(1)	$(2,488)	$(235,014)
Cash flows from investing activities:
Purchase of property and equipment	(20,624)	—	—	—	—	(20,624)	—	—	—	—	(20,624)
Additions to system under construction	—	—	—	—	—	—	(6,823)	—	—	—	(6,823)
Purchase of available-for-sale securities	—	—	—	—	—	—	(9,450)	—	—	—	(9,450)
Net maturity (purchase) of restricted investments	25	—	—	—	—	25	—	—	—	—	25

Net cash (used in) provided by investing activities	(20,599)	—	—	—	—	(20,599)	(16,273)	—	—	—	(36,872)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	956	—	—	—	956
Capital contributions from Holdings	13,125	—	—	—	—	13,125	(13,125)	—	—	—	—
Proceeds from borrowing on senior secured revolving credit facility	250,000	—	—	—	—	250,000	—	—	—	—	250,000
Proceeds from borrowing on a senior secured term loan	100,000	—	—	—	—	100,000	—	—	—	—	100,000
Repayment on draws made on senior secured credit facility	(28,957)	—	—	—	—	(28,957)	—	—	—	—	(28,957)
Payments to minority interest holder	—	—	—	—	—	—	—	(5,937)	—	—	(5,937)
Payments on other borrowings	(2,488)	—	(5,185)	—	—	(7,673)	—	—	—	2,488	(5,185)
Deferred financing costs	(9,366)	—	—	—	—	(9,366)	—	—	—	—	(9,366)
Other, net	—	—	—	—	—	—	(2,458)	—	—	—	(2,458)

Net cash provided by (used in) financing activities	322,314	—	(5,185)	—	—	317,129	(14,627)	(5,937)	—	2,488	299,053

Net increase (decrease) in cash and cash equivalents	63,440	—	13	—	—	63,453	(36,285)	—	(1)	—	27,167
Cash and cash equivalents at beginning of period	100,111	—	11	—	—	100,122	56,554	—	10	—	156,686

Cash and cash equivalents at end of period	$163,551	$—	$24	$—	$—	$163,575	$20,269	$—	$9	$—	$183,853

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM Holdings Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash (used in) provided by operating activities	$(79,217)	$—	$7,568	$—	$—	$(71,649)	$(38,518)	$—	$39,997	$—	$(70,170)
Cash flows from investing activities:
Purchase of property and equipment	(33,245)	—	—	—	—	(33,245)	(566)	(288,500)	—	288,500	(33,811)
Additions to system under construction	—	—	—	—	—	—	(78,596)	—	—	—	(78,596)
Proceeds from sale of assets	—	—	—	—	—	—	288,500	—	—	(288,500)	—
Net maturity (purchase) of restricted investments	199	—	—	—	—	199	—	—	1,702	—	1,901

Net cash (used in) provided by investing activities	(33,046)	—	—	—	—	(33,046)	209,338	(288,500)	1,702	—	(110,506)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	2,989	—	—	—	2,989
Capital contributions from Holdings	127,202	—	—	—		127,202	(127,202)	—	—	—	—
Capital contributions from outside investor to minority interest	—	—	—	—	—	—	—	57,700	—	(57,700)	—
Proceeds from insuance of debt by minority interest	—	—	—	—	—	—	—	230,800	—	(230,800)	—
Proceeds from financing of a consolidated variable interest entity	—	—	—	—	—	—	—	—	—	288,500	288,500
Retirement of mortgages on corporate facilities	—	—	—	—	—	—	—	—	(38,877)	—	(38,877)
Payment of premiums on de-leveraging transactions		—	—	—	—	—	—	—	(2,965)	—	(2,965)
Payments on other borrowings		—	(7,592)	—	—	(7,592)	—	—		—	(7,592)
Deferred financing costs	(4,203)	—	—	—	—	(4,203)	—	—	—	—	(4,203)

Net cash provided by (used in) financing activities	122,999	—	(7,592)	—	—	115,407	(124,213)	288,500	(41,842)	—	237,852

Net increase (decrease) in cash and cash equivalents	10,736	—	(24)	—	—	10,712	46,607	—	(143)	—	57,176
Cash and cash equivalents at beginning of period	92,445	—	32	—	—	92,477	125,593	—	146	—	218,216

Cash and cash equivalents at end of period	$103,181	$—	$8	$—	$—	$103,189	$172,200	$—	$3	$—	$275,392

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our unaudited Condensed Consolidated Financial Statements and accompanying Notes in Item 1. to Part I of this Form 10-Q, and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited Consolidated Financial Statements, included in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on February 28, 2008, as amended by Amendment No. 1 on Form 10-K/A, which was filed with the SEC on April 29, 2008. This section contains forward-looking statements, including forward-looking statements relating to XM as a standalone entity that do not consider the impact of the pending merger with Sirius Satellite Radio Inc.

Proposed Merger

XM and Sirius Satellite Radio Inc. (“Sirius”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) on February 19, 2007 pursuant to which XM and Sirius will combine our businesses through a merger of XM and a newly formed, wholly owned subsidiary of Sirius (the “Merger”). On March 24, 2008, the Department of Justice approved the proposed merger of XM and Sirius. The parties have not yet received approval from the Federal Communications Commission (“FCC”).

In connection with the merger, an offer to repurchase a significant portion of our outstanding notes will be required under the terms of such debt. Any required repurchase would likely be financed with debt (including possibly convertible debt) and, due to prevailing conditions in the debt markets, debt financing to fund such repurchase may not be available on terms favorable to the combined company or at all. At June 30, 2008, the aggregate principal amount of our outstanding indebtedness was approximately $1.8 billion.

We have agreed with the holders of our $400 million aggregate principal amount of 1.75% convertible senior notes due 2009 to increase the interest rate to 10% per annum, with such increased interest rate to be given effect, subject to completion of our proposed merger with Sirius, as of July 2, 2008. The noteholders that are party to the agreement have agreed not to assert any claim that the merger constitutes a “Fundamental Change” under the existing indenture, which, if any, would require an offer be made by XM to repurchase the existing notes at par within a specified period following the merger.

In addition, the holders of a majority in aggregate principal amount of our outstanding 9.75% senior notes due 2014 (“9.75% Notes”) have agreed to waive the change of control repurchase obligation of XM arising under the terms of the notes with respect to the consummation of the merger with Sirius. This waiver is effective as to all holders of the 9.75% Notes. The waiver also provides that we will commence an offer to exchange the 9.75% Notes for a combination of (i) at least $400 million of cash and (ii) up to $200 million aggregate principal amount of a new series of senior notes to be issued by XM (the “Exchange Notes”). The waiver is subject to the consummation of the merger and if the merger and the satisfaction of specified conditions have not occurred by August 31, 2008, the waiver will cease to be effective.

The Exchange Notes will mature in 2014, or 2013 in certain circumstances. The yield to maturity on the Exchange Notes (calculated solely on the basis of interest rate on the Exchange Notes and the price at which they are offered in exchange for 9.75% Notes) will be calculated on the basis of the selling price of and interest rate on certain other senior notes expected to be issued by us in connection with our merger-related refinancing transactions. The effective yield on these new senior notes will not be less than 13.92% per annum. In the event that we issue less than $150 million aggregate principal amount of such other senior notes, the effective yield on the Exchange Notes will not be less than 15% per annum. We recently launched a $400 million senior note offering to raise the funds necessary for the offer to exchange.

Executive Summary

We are America’s leading satellite radio service company, providing music, news, talk, information, entertainment and sports programming for reception by vehicle, home and portable radios nationwide and over the Internet to over 9.6 million subscribers to date. Our basic monthly subscription fee is $12.95. We believe XM Radio appeals to consumers because of our innovative and diverse programming, nationwide coverage, many commercial-free music channels and digital sound quality. Our channel lineup includes more than 170 digital channels of choice from coast to coast. We broadcast from our studios in Washington, DC, New York City, including Jazz at Lincoln Center, Chicago and Nashville.

Our target market includes the more than 240 million vehicles registered in the United States as of December 31, 2006, plus the approximately 16 million new cars sold in 2007, as well as the over 110 million U.S. households as of December 31, 2006. In addition, some of our recent and upcoming product offerings focus on the portable and wearable audio segments. Broad distribution of XM Radio through new automobiles and through mass market retailers is central to our business strategy. We are the leader in satellite-delivered entertainment and data services for new vehicles through partnerships with General Motors, Honda/Acura, Toyota/Lexus/Scion, Hyundai and Nissan/Infiniti, among others, and our service is available in more than 140 different vehicle models for model year 2008. XM radios are available under various brand names at national consumer electronics retailers, such as Best Buy, Circuit City, Wal-Mart, Target and other national and regional retailers, as well as through our website. These mass market retailers support our expanded line of car stereo, home stereo, plug and play and portable handheld products.

Highlights

We summarize our business growth and operational results through the metrics of subscriber growth, revenue growth, ARPU, SAC, CPGA and Adjusted operating loss as follows:

•	Ending subscribers increased from 8.25 million at the end of the second quarter of 2007 to 9.65 million at the end of the second quarter of 2008, a 17% increase.

•	Total revenue increased from $541.4 million in the six months ended June 30, 2007 to $626.5 million in the six months ended June 30, 2008, a 16% year over year increase.

•	Average monthly subscription revenue per subscriber (“ARPU”) decreased from $10.15 in the second quarter of 2007 to $9.98 in the second quarter of 2008.

•	Subscriber Acquisition Costs (“SAC”) decreased from $75 in the second quarter of 2007 to $65 in the second quarter of 2008.

•	Cost Per Gross Addition (“CPGA”) decreased from $121 in the second quarter of 2007 to $100 in the second quarter of 2008.

•	Adjusted operating loss decreased from $74.4 million in the six months ended June 30, 2007 to $68.0 million in the six months ended June 30, 2008.

We summarize our business growth and operational results through the metrics of subscriber data, revenue data, SAC, CPGA and Adjusted operating loss. Greater detail regarding these key metrics we use to monitor our business growth and our operational results are as follows:

	Three months ended June 30,		Change
	2008	2007(16)	Amount	%
Subscriber Data (in thousands, except percentages):
OEM Gross Subscriber Additions(1)	857	618	239	39%
Retail Gross Subscriber Additions(2)(13)	224	323	(99)	-31%

Total Gross Subscriber Additions(13)	1,081	942	139	15%
OEM Net Subscriber Additions(3)	360	295	65	22%
Retail Net Subscriber Additions(4)	(38)	43	(81)	-188%

Total Net Subscriber Additions	322	338	(16)	-5%

Conversion Rate(5)	53.4%	52.7%	0.7%	1%
Monthly Churn Rate(6)(13)	1.67%	1.84%	-0.17%	-9%

OEM Subscribers	4,178	3,047	1,131	37%
Retail Subscribers(14)	4,433	4,459	(26)	-1%
Subscribers in OEM Promotional Periods	876	649	227	35%
XM Activated Vehicles with Rental Car Companies	90	40	50	125%
Data Services Subscribers	58	40	18	45%
Outsourced Commercial Subscribers(14)	18	17	1	6%

Total Ending Subscribers(7)	9,653	8,252	1,401	17%

Percentage of Ending Subscribers on Annual and Multi-Year Plans(13)	44.7%	43.6%	1.1%	3%
Percentage of Ending Subscribers on Family Plans(13)	22.7%	23.5%	-0.8%	-3%
Revenue Data (monthly average):
Subscription Revenue per Retail, OEM & Other Subscriber(8)(15)	$10.31	$10.37	$(0.06)	-1%
Subscription Revenue per Subscriber in OEM Promotional Periods	$5.68	$6.18	$(0.50)	-8%
Subscription Revenue per XM Activated Vehicle with Rental Car Companies	$6.02	$7.07	$(1.05)	-15%
Subscription Revenue per Subscriber of Data Services	$33.40	$33.96	$(0.56)	-2%
Average Monthly Subscription Revenue per Subscriber (“ARPU”)(9)(15)	$9.98	$10.15	$(0.17)	-2%
Net Ad Sales Revenue per Subscriber	$0.37	$0.42	$(0.05)	-12%
Activation, Merchandise and Other Revenue per Subscriber(15)	$0.81	$0.88	$(0.07)	-8%

Total Revenue per Subscriber	$11.16	$11.45	$(0.29)	-3%
Expense Data:
Subscriber Acquisition Costs (“SAC”)(10)(13)	$65	$75	$(10)	-13%
Cost Per Gross Addition (“CPGA”)(11)(13)	$100	$121	$(21)	-17%
Adjusted operating loss (in thousands)(12)	$(37,333)	$(47,406)	$10,073	-21%
(Certain totals may not add due to the effects of rounding)

(1)	OEM gross subscriber additions are paying subscribers newly activated in the reporting period and include Subscribers in OEM promotional periods as well as XM activated vehicles with rental car companies.
(2)	Retail gross subscriber additions are paying subscribers newly activated in the reporting period and include Data services subscribers and commercial subscribers for 2007 only.

(3)	OEM net subscriber additions (OEM gross subscriber additions less disconnects) represent the total net incremental paying subscribers added during the period.
(4)	Retail net subscriber additions (Retail gross subscriber additions less disconnects) represent the total net incremental paying subscribers added during the period, including net Outsourced commercial subscribers for 2008.
(5)	Conversion rate—We measure the success of these promotional programs included in our OEM promotional subscriber count based on the percentage of new promotional subscribers that receive the XM service and convert to self-paying subscribers after the initial promotion period. We refer to this as the “conversion rate.” At the time of sale, vehicle owners generally receive a three month prepaid trial subscription. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. In situations where audio service of 12 months or longer is bundled with the sale of the vehicle, XM counts those subscribers for the first 3 months of service as OEM promotional subscribers and for the remainder of the bundled service period as OEM subscribers. We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for subscribers to respond to our marketing communications and become self-paying subscribers. Vehicles that have bundled service for 12 months or greater are counted in our conversion rate calculation as being converted six months after the start of the bundled service. These same vehicles are included as part of our overall churn calculation after the date conversion is measured. During Q2 2008 if we calculated conversion rate by excluding 12 months or greater bundled service subscribers from the calculation, our conversion rate would have been 52.7% for the three months ended June 30, 2008.
(6)	Monthly churn rate for the quarter represents the weighted average Churn rate for each month in the quarter. Churn rate represents the average percentage of self-paying Retail, OEM & other subscribers that discontinued service during the month divided by the average of these beginning and ending subscribers for the month. Churn rate does not include OEM promotional period deactivations and deactivations resulting from the change-out of XM activated vehicles with rental car companies.
(7)	Subscribers—See definition and further discussion under Subscribers on page 47.
(8)	Other subscribers include weather and other stand-alone service subscribers.
(9)	Subscription revenue includes monthly subscription revenues for our satellite audio service and data services, net of any promotions or discounts.
(10)	SAC—See definition and further discussion under Subscriber Acquisition Costs on page 53.
(11)	CPGA—See definition and further discussion under Cost Per Gross Addition on page 53.
(12)	Adjusted operating loss—See Reconciliation of Net Loss to Adjusted operating loss on page 54.
(13)	Outsourced commercial subscribers are excluded for 2008.
(14)	Approximately 17 thousand subscribers, previously reported as Retail subscribers, are presented as Outsourced commercial subscribers for 2007 for comparability.
(15)	Beginning in 2008, revenue from Outsourced commercial subscribers, previously reported as Subscription revenue, is reported as Other revenue.
(16)	No previously reported metrics have been adjusted to reflect the exclusion of Outsourced commercial subscribers except for as stated in footnote 14.

Results of Operations

	Three months ended June 30,		Change		Six months ended June 30,		Change
(in thousands, except percentages)	2008	2007	$	%	2008	2007	$	%
Revenue:
Subscription	$284,136	$245,778	$38,358	16%	$559,862	$482,264	$77,598	16%
Activation	5,044	4,766	278	6%	10,188	9,419	769	8%
Merchandise	7,491	5,658	1,833	32%	11,812	10,955	857	8%
Net ad sales	10,432	10,153	279	3%	19,550	17,631	1,919	11%
Other	10,932	10,921	11	0%	25,078	21,118	3,960	19%

Total revenue	318,035	277,276	40,759	15%	626,490	541,387	85,103	16%

Variable costs of revenue(1):
Revenue share & royalties	73,586	49,723	23,863	48%	142,408	97,149	45,259	47%
Customer care & billing operations	36,388	30,749	5,639	18%	70,698	58,677	12,021	20%
Cost of merchandise	9,055	12,694	(3,639)	-29%	17,606	30,970	(13,364)	-43%
Ad sales	4,879	5,480	(601)	-11%	9,583	8,866	717	8%

Total variable cost of revenue	123,908	98,646	25,262	26%	240,295	195,662	44,633	23%
Non-variable costs of revenue(2):
Satellite & terrestrial	13,472	13,472	—	0%	26,653	27,354	(701)	-3%
Broadcast & operations:
Broadcast	6,308	6,885	(577)	-8%	13,269	13,429	(160)	-1%
Operations	11,026	9,683	1,343	14%	21,516	19,399	2,117	11%

Total broadcast & operations	17,334	16,568	766	5%	34,785	32,828	1,957	6%
Programming & content	49,604	41,827	7,777	19%	101,166	85,779	15,387	18%

Total non-variable cost of revenue	80,410	71,867	8,543	12%	162,604	145,961	16,643	11%

Total cost of revenue	204,318	170,513	33,805	20%	402,899	341,623	61,276	18%
Other operating expenses:
Research & development	9,414	8,159	1,255	15%	20,435	15,469	4,966	32%
General & administrative	30,989	35,869	(4,880)	-14%	61,719	70,053	(8,334)	-12%
Retention & support	11,032	10,618	414	4%	22,829	20,374	2,455	12%
Subsidies & distribution	69,193	63,855	5,338	8%	140,717	107,457	33,260	31%
Advertising & marketing	36,865	43,244	(6,379)	-15%	63,367	76,053	(12,686)	-17%
Amortization of GM liability	6,504	6,504	—	0%	13,007	13,008	(1)	0%
Depreciation & amortization	32,438	46,506	(14,068)	-30%	77,921	93,387	(15,466)	-17%

Total other operating expenses	196,435	214,755	(18,320)	-9%	399,995	395,801	4,194	1%

Total operating expenses	400,753	385,268	15,485	4%	802,894	737,424	65,470	9%

Operating loss	(82,718)	(107,992)	25,274	-23%	(176,404)	(196,037)	19,633	-10%
Other income (expense):
Interest income	743	4,238	(3,495)	-82%	2,419	7,781	(5,362)	-69%
Interest expense	(30,480)	(32,423)	1,943	-6%	(59,807)	(60,032)	225	0%
Loss from de-leveraging transactions	—	—	—	0%	—	(2,965)	2,965	-100%
Loss from impairment of investments	—	(35,824)	35,824	-100%	—	(35,824)	35,824	-100%
Equity in net loss of affiliate	(4,373)	(2,752)	(1,621)	59%	(8,550)	(8,177)	(373)	5%
Minority interest	(3,153)	(3,266)	113	-3%	(6,390)	(4,962)	(1,428)	29%
Other income	1,082	413	669	162%	895	856	39	5%

Net loss before income taxes	(118,899)	(177,606)	58,707	-33%	(247,837)	(299,360)	51,523	-17%
(Provision for) benefit from deferred income taxes	(673)	1,859	(2,532)	-136%	(1,004)	1,175	(2,179)	-185%

Net loss	$(119,572)	$(175,747)	$56,175	-32%	$(248,841)	$(298,185)	$49,344	-17%

	Three months ended June 30,		Change		Six months ended June 30,		Change
(in thousands, except percentages)	2008	2007	$	%	2008	2007	$	%
Reconciliation of Net loss to Adjusted operating loss:
Net loss as reported	$(119,572)	$(175,747)	$56,175	-32%	$(248,841)	$(298,185)	$49,344	-17%
Add back Net loss items excluded from Adjusted operating loss:
Interest income	(743)	(4,238)	3,495	-82%	(2,419)	(7,781)	5,362	-69%
Interest expense	30,480	32,423	(1,943)	-6%	59,807	60,032	(225)	0%
Provision for (benefit from) deferred income taxes	673	(1,859)	2,532	-136%	1,004	(1,175)	2,179	-185%
Loss from de-leveraging transactions	—	—	—	0%	—	2,965	(2,965)	-100%
Loss from impairment of investments	—	35,824	(35,824)	-100%	—	35,824	(35,824)	-100%
Equity in net loss of affiliate	4,373	2,752	1,621	59%	8,550	8,177	373	5%
Minority interest	3,153	3,266	(113)	-3%	6,390	4,962	1,428	29%
Other income	(1,082)	(413)	(669)	162%	(895)	(856)	(39)	5%

Operating loss	(82,718)	(107,992)	25,274	-23%	(176,404)	(196,037)	19,633	-10%
Depreciation & amortization	32,438	46,506	(14,068)	-30%	77,921	93,387	(15,466)	-17%
Share-based payment expense	12,947	14,080	(1,133)	-8%	30,451	28,211	2,240	8%

Adjusted operating loss(3)	$(37,333)	$(47,406)	$10,073	-21%	$(68,032)	$(74,439)	$6,407	-9%

(1)	Variable costs of revenue are costs that vary with fluctuations in revenue generating activity such as changes in the number of subscribers, the number of advertising spots sold, the quantity of merchandise sold or changes in rates.
(2)	Non-variable costs of revenue are costs of revenue that generally do not vary with fluctuations in revenue generating activity such as changes in the number of subscribers, the number of advertising spots sold, the quantity of merchandise sold or changes in rates.
(3)	Adjusted operating loss is net loss before interest income, interest expense, income taxes, depreciation and amortization, loss from de-leveraging transactions, loss from impairment of investments, equity in net loss of affiliate, minority interest, other income (expense) and share-based payment expense. This non-GAAP measure should be used in addition to, but not as a substitute for, the analysis provided in the statement of operations. We believe Adjusted operating loss is a useful measure of our operating performance and improves comparability between periods. Adjusted operating loss is a significant basis used by management to measure our success in acquiring, retaining and servicing subscribers because we believe this measure provides insight into our ability to grow revenues in a cost-effective manner. We believe Adjusted operating loss is a calculation used as a basis for investors, analysts and credit rating agencies to evaluate and compare the periodic and future operating performances and value of our Company and similar companies in our industry.

Because we have funded the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. We believe Adjusted operating loss provides helpful information about the operating performance of our business apart from the expenses associated with our physical plant or capital structure. We believe it is appropriate to exclude depreciation, amortization and interest expense due to the variability of the timing of capital expenditures, estimated useful lives and fluctuation in interest rates. We exclude income taxes due to our tax losses and timing differences, so that certain periods will reflect a tax benefit, while others an expense, neither of which is reflective of our operating results. Because of the variety of equity awards used by companies, the varying methodologies for determining share-based payment expense and the subjective assumptions involved in those determinations, we believe excluding share-based payment expense enhances the ability of management and investors to compare our core operating results with those of similar companies in our industry.

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

There are limitations associated with the use of Adjusted operating loss in evaluating our Company compared with net loss, which reflects overall financial performance. Adjusted operating loss does not reflect the impact on our financial results of (i) interest income, (ii) interest expense, (iii) income taxes, (iv) depreciation and amortization, (v) loss from de-leveraging transactions, (vi) loss from impairment of investments, (vii) equity in net loss of affiliate, (viii) minority interest, (ix) other income (expense) and (x) share-based payment expense, which are included in the computation of net loss. Users that wish to compare and evaluate our Company based on our net loss should refer to our unaudited Condensed Consolidated Statements of Operations. Adjusted operating loss does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under United States generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. In addition, our measure of Adjusted operating loss may not be comparable to similarly titled measures of other companies.

The following table sets forth select performance measures on a per average subscriber basis and as a percentage of total revenue:

Three Months Ended June 30,			Three Months Ended June 30,		Six Months Ended June 30,
2008	2007		2008	2007	2008	2007
(Monthly amount per Average Subscriber)(1)			(Percentage of Total Revenue)
$ 11.16	$11.45	Total revenue(2)	100%	100%	100%	100%
9.98	10.15	Subscription revenue(3)	89	89	89	89
0.37	0.42	Net ad sales(4)	3	4	3	3
7.18	7.03	Total cost of revenue	64	61	64	63
2.58	2.05	Revenue share & royalties	23	18	23	18
1.28	1.27	Customer care & billing operations	11	11	11	11
0.47	0.56	Satellite & terrestrial	4	5	4	5
0.61	0.68	Broadcast & operations	5	6	6	6
1.74	1.72	Programming & content	16	15	16	16
0.33	0.34	Research & development	3	3	3	3
1.09	1.48	General & administrative	10	13	10	13
4.34	5.12	Total marketing	39	45	38	40
0.39	0.44	Retention & support	3	4	4	4
2.43	2.63	Subsidies & distribution	22	23	22	20
1.29	1.78	Advertising & marketing	12	16	10	14
1.31	1.96	Adjusted operating loss(5)	12	17	11	14

(1)	Average subscriber is calculated as the average of the total beginning and ending subscriber balances for each period.
(2)	Monthly average total revenue per subscriber is derived from the total of earned subscription revenue (net of promotions and rebates), net ad sales revenue, activation, merchandise and other revenue divided by the monthly weighted average subscriber.
(3)	Average monthly subscription revenue per subscriber (“ARPU”)—See definition and further discussion under Average Monthly Subscription Revenue Per Subscriber on page 49.
(4)	Net ad sales revenue per subscriber is calculated as net ad sales revenue divided by the monthly weighted average subscriber.
(5)	Adjusted operating loss—See definition and further discussion under Adjusted Operating Loss on page 54.

Subscribers

Subscribers—Subscribers are those who are receiving and have agreed to pay for our service, including those who are currently in promotional periods paid in part by vehicle manufacturers, XM activated radios in vehicles for which we have a contractual right to receive payment for the use of our service and commercial establishments that receive our service through our relationship with a third party vendor. We count radios individually as subscribers. Retail subscribers consist primarily of subscribers who purchased their radio at retail outlets, distributors, or through XM’s direct sales efforts. OEM subscribers are self-paying subscribers whose XM radio was installed by an OEM and are not currently in OEM promotional programs. OEM promotional subscribers are subscribers who receive a fixed period of XM service where XM receives revenue from the OEM for the trial period following the initial purchase or lease of the vehicle. In situations where XM receives no revenue from the OEM during the trial period, the subscriber is not included in XM’s subscriber count. At the time of sale, some vehicle owners receive a three month prepaid trial subscription. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. The automated activation program provides activated XM radios on dealer lots for test drives but XM does not include these vehicles in its subscriber count. XM’s OEM partners generally indicate the inclusion of three months of XM service on the window sticker of XM-enabled vehicles. XM, historically and including the 2006 model year, receives a negotiated rate for providing audio service to rental car companies. Beginning with the 2007 model year, XM entered into marketing arrangements which govern the rate which XM receives for providing audio service on certain rental fleet vehicles. Data services subscribers are those subscribers that are receiving services that include stand-alone XM WX Satellite Weather service, stand-alone XM Radio Online service and stand-alone NavTraffic service. Stand-alone XM WX Satellite Weather service packages range in price from $29.99 to $99.99 per month. XM charges up to $7.99 per month for stand-alone

XM Radio Online service. Stand-alone NavTraffic service is $9.95 per month. XM generally charges a range of $9.99—$11.87 per month for its audio service for annual and multi-year plans and $6.99 per month for a family plan.

Subscribers are the primary source of our revenues. We target the over 240 million registered vehicles and over 110 million households in the United States. As of June 30, 2008, we had 9.65 million subscribers, which includes 8.67 million self-paying subscribers, 0.88 million subscribers in OEM promotional periods (typically ranging from three months to one year in duration) paid in part by the vehicle manufacturers and 0.09 million paying XM activated vehicles with rental car companies. The retail subscriber base fluctuates with, among other things, our promotional activities as well as the impact of seasonality and the impact of churn on our subscriber base. OEM subscriber growth is driven primarily by the number of XM-enabled vehicles manufactured and with OEM promotional activity.

Outsourced Commercial Subscribers—During the first quarter of 2008, we transitioned the management of our commercial subscribers to a third party vendor. These subscribers continue to receive our service in a manner similar to before the transition and we are able to identify these subscribers in our systems. Therefore, we are disclosing our Outsourced commercial subscribers on a separate line item in our subscriber total (instead of excluding them as previously discussed in the 2007 Form 10-K). We will no longer recognize Subscription revenue on these commercial subscribers; instead, we will recognize a royalty fee from the third party vendor which will be recorded as Other revenue.

OEM Promotional Subscribers—OEM promotional subscribers are subscribers who receive a fixed period of XM service where XM receives revenue from the OEM for the trial period following the initial purchase or lease of the vehicle. In situations where XM receives no revenue from the OEM during the trial period, the subscriber is not included in XM’s subscriber count. At the time of sale, vehicle owners generally receive a three month prepaid trial subscription. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. In situations where audio service of 12 months or longer is bundled with the sale of the vehicle, XM counts those subscribers for the first 3 months of service as OEM promotional subscribers and for the remainder of the bundled service period as OEM subscribers. We measure the success of these promotional programs included in our OEM promotional subscriber count based on the percentage of new promotional subscribers that receive the XM service and convert to self-paying subscribers after the initial promotion period. We refer to this as the “conversion rate.” We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for subscribers to respond to our marketing communications and become self-paying subscribers. Vehicles that have bundled service for 12 months or greater are counted in our conversion rate calculation as being converted six months after the start of the bundled service. These same vehicles are included as part of our overall churn calculation after the date conversion is measured. As of June 30, 2008, XM was available on over 140 different vehicle models for model year 2008, with approximately 100 of those as standard equipment. As of June 30, 2008, XM’s OEM partners represented over 60% of the U.S. auto market.

•

Three Months Ended: June 30, 2008 vs. June 30, 2007. Gross subscriber additions for the three months ended June 30, 2008 were 1,081 thousand compared to 942 thousand for the same period in 2007. Net subscriber additions for the three months ended June 30, 2008 were 322 thousand compared to 338 thousand for the same period in 2007. The monthly churn rate decreased to 1.67% from 1.84%.

OEM Subscribers—Gross OEM subscriber additions for the three months ended June 30, 2008 were 857 thousand compared to 618 thousand for the same period in 2007. Net OEM subscriber additions for the three months ended June 30, 2008 were 360 thousand compared to 295 thousand for the same period in 2007. We attribute the increase in net OEM subscriber additions primarily to an increase in gross OEM subscriber additions, partially offset by churn on a larger subscriber base. The conversion rate for the three months ended June 30, 2008 and 2007 was 53.4% compared to 52.7% for the same period in 2007. We exclude certain rental car fleets (approximately 80,000 activated vehicles as of June 30, 2008) from our subscriber total due to the nature of the marketing agreements with certain rental fleet partners.

Retail Subscribers—Gross retail subscriber additions for the three months ended June 30, 2008 were 224 thousand compared to 323 thousand for the same period in 2007. Gross retail subscriber additions were negatively impacted by increased competition from multiple competitors and devices, including the proliferation of audio entertainment choices that contributed to the overall slower growth in the satellite radio category. Net retail subscriber additions for the three months ended June 30, 2008 were (38) thousand compared to 43 thousand for the same period in 2007. We attribute the decrease in net retail subscriber additions to fewer gross retail subscriber additions and churn.

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

•

Three Months Ended: June 30, 2008 vs. June 30, 2007. Subscription revenue increased $38.4 million or 16% during the three months ended June 30, 2008 compared to the same period in 2007. This increase was due primarily to the 17% increase in ending subscribers, partially offset by the decrease in ARPU. During the three months ended June 30, 2008 and 2007, Subscription revenue included $14.7 million and $11.3 million, respectively, from related parties for subscription fees paid under OEM promotional agreements.

•

Six Months Ended: June 30, 2008 vs. June 30, 2007. Subscription revenue increased $77.6 million or 16% during the six months ended June 30, 2008 compared to the same period in 2007. This increase was due primarily to the 17% increase in ending subscribers, partially offset by the decrease in ARPU. During the six months ended June 30, 2008 and 2007, Subscription revenue included $28.1 million and $21.9 million, respectively, from related parties for subscription fees paid under OEM promotional agreements.

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

•

Three Months Ended: June 30, 2008 vs. June 30, 2007. ARPU decreased slightly due to an increase in the percentage of subscribers on discount plans (annual and multi-year) and promotions. The percentage of subscribers as of June 30, 2008 on ‘annual and multi-year plans’ increased to 44.7% from 43.6% compared to June 30, 2007.

Revenue Share & Royalties—Revenue share & royalties includes performance rights obligations to composers, artists, and copyright owners for public performances of their creative works broadcast on XM, and royalties paid to radio technology providers and revenue share expenses associated with manufacturing and distribution partners and content providers. These costs are driven primarily by the growth in our subscriber revenue, net ad sales and subscriber base. We have certain contracts with rates that escalate over time and as certain performance thresholds are achieved. We expect these costs to continue to increase over time and with the growth in subscription revenue, net ad sales revenue and the growth in overall subscribers, but may fluctuate throughout the year based on new agreements and the renegotiation of existing contracts.

•

Three Months Ended: June 30, 2008 vs. June 30, 2007. These costs increased $23.9 million or 48%, and have increased as a percentage of total revenue and on a monthly amount per average subscriber basis during the three months ended June 30, 2008 compared to the same period in 2007. This dollar increase was primarily driven by an increase in performance rights royalties due mainly to an increase in royalty rates as a result of the Copyright Royalty Board arbitration ruling in December 2007 that was effective retroactive to the beginning of 2007 and to a lesser extent an increase in shared revenue with distribution partners. The three months ended June 30, 2007 do not include the effects of the royalty rate increase, which was recorded during the fourth quarter of 2007.

•

Six Months Ended: June 30, 2008 vs. June 30, 2007. These costs increased $45.3 million or 47%, and have increased as a percentage of total revenue during the six months ended June 30, 2008 compared to the same period in 2007. This dollar increase was primarily driven by an increase in performance rights royalties due mainly to an increase in royalty rates as a result of the Copyright Royalty Board arbitration ruling in December 2007 that was effective retroactive to the beginning of 2007 and to a lesser extent an increase in shared revenue with distribution partners. The six months ended June 30, 2007 do not include the effects of the royalty rate increase, which was recorded during the fourth quarter of 2007.

Customer Care & Billing Operations—Customer care & billing operations includes expenses from customer care functions as well as information technology costs associated with subscriber management applications. These costs are primarily driven by the growth of our subscriber base.

•

Three Months Ended: June 30, 2008 vs. June 30, 2007. These costs increased $5.6 million or 18%, but have remained relatively flat as a percentage of total revenue and on a monthly amount per average subscriber basis during the three months ended June 30, 2008 compared to the same period in 2007. This dollar increase was driven primarily by our subscriber growth that resulted in increased support costs. In addition, personnel costs increased compared to the same period in 2007.

•

Six Months Ended: June 30, 2008 vs. June 30, 2007. These costs increased $12.0 million or 20%, but have remained relatively flat as a percentage of total revenue during the six months ended June 30, 2008 compared to the same period in 2007. This dollar increase was driven primarily by our subscriber growth that resulted in increased support costs. In addition, personnel costs increased compared to the same period in 2007.

Gross profit on merchandise revenue—We calculate gross profit on merchandise revenue as Merchandise revenue less Cost of merchandise. For the three and six months ended June 30, 2008, gross profit on merchandise revenue was negative $1.6 million and negative $5.8 million, respectively; while for the comparative periods in 2007, gross profit on merchandise revenue was negative $7.0 million and negative $20.0 million, respectively. We consider gross profit on merchandise revenue a cost of acquiring subscribers through our direct sales channel and include it as a component of SAC.

Merchandise Revenue—We record Merchandise revenue from direct sales to consumers through XM’s online store and XM’s direct-to-consumer programs as well as any inventory sales.

•

Three Months Ended: June 30, 2008 vs. June 30, 2007. Merchandise revenue increased $1.8 million or 32% during the three months ended June 30, 2008 compared to the same period in 2007, and was driven primarily by an increase in sales of component inventory to manufacturers of our radios, partially offset by a decrease in discounts on radios sold bundled with service.

•

Six Months Ended: June 30, 2008 vs. June 30, 2007. Merchandise revenue increased $0.9 million or 8% during the six months ended June 30, 2008 compared to the same period in 2007, and was driven primarily by an increase in sales of component inventory to manufacturers of our radios, partially offset by a decrease in discounts on radios sold bundled with service.

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

•

Three Months Ended: June 30, 2008 vs. June 30, 2007. These costs decreased $3.6 million or 29% during the three months ended June 30, 2008 compared to the same period in 2007. This dollar decrease was primarily the result of a decrease in the average costs of radios sold as well as lower excess and obsolete inventory charges partially offset by an increase in component inventory sold.

•

Six Months Ended: June 30, 2008 vs. June 30, 2007. These costs decreased $13.4 million or 43% during the six months ended June 30, 2008 compared to the same period in 2007. This dollar decrease was primarily the result of a decrease in the volume and average costs of radios sold as well as lower excess and obsolete inventory charges partially offset by an increase in component inventory sold.

Gross profit on net ad sales revenue—We calculate gross profit on net ad sales revenue as Net ad sales revenue less Ad sales expense. For the three and six months ended June 30, 2008, gross profit on net ad sales revenue was $5.6 million and $10.0 million, respectively; while for the comparative periods in 2007, gross profit on net ad sales revenue was $4.7 million and $8.8 million, respectively. For the three and six months ended June 30, 2008, gross margin on net ad sales revenue was 53.2% and 51.0%, respectively; while for the comparative periods in 2007, gross margin on net ad sales revenue was 46.0% and 49.7%, respectively. Gross profit and gross margin on net ad sales revenue increased due primarily to an increase in advertisers and a decrease in costs to support ad sales growth as a percent of net revenue, respectively.

Net Ad Sales Revenue—Net ad sales revenue consists of sales of advertisements and program sponsorships on the XM network that are recognized in the period in which they are broadcast. Net ad sales revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Net ad sales revenue is presented net of agency commissions.

•	Three Months Ended: June 30, 2008 vs. June 30, 2007. Net ad sales revenue increased slightly during the three months ended June 30, 2008 compared to the same period in 2007.

•

Six Months Ended: June 30, 2008 vs. June 30, 2007. Net ad sales revenue increased $1.9 million or 11% during the six months ended June 30, 2008 compared to the same period in 2007. This dollar increase was driven by increased spending by certain existing advertisers as well as the addition of new advertisers.

Ad Sales Expense—Ad sales expense consists of direct costs associated with the generation of Net ad sales revenue, including production, staffing and marketing.

•

Three Months Ended: June 30, 2008 vs. June 30, 2007. These costs decreased $0.6 million or 11% during the three months ended June 30, 2008 compared to the same period in 2007. This dollar decrease was driven primarily by a reduction in bad debt expense.

•

Six Months Ended: June 30, 2008 vs. June 30, 2007. These costs increased $0.7 million or 8% during the six months ended June 30, 2008 compared to the same period in 2007. This dollar increase was driven primarily by the costs associated with supporting Net ad sales revenue.

Other Revenue—Other revenue consists primarily of revenue related to various agreements with XM Canada, as well as other miscellaneous revenue that includes content licensing fees, technology licensing fees and billing fees.

•	Three Months Ended: June 30, 2008 vs. June 30, 2007. Other revenue remained relatively flat during the three months ended June 30, 2008 compared to the same period in 2007.

•

Six Months Ended: June 30, 2008 vs. June 30, 2007. Other revenue increased $4.0 million or 19% during the six months ended June 30, 2008 compared to the same period in 2007. This increase was primarily driven by increases in net technology licensing fees.

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

•

Three Months Ended: June 30, 2008 vs. June 30, 2007. These costs have remained relatively flat, but have decreased as a percentage of total revenue and on a monthly amount per average subscriber basis during the three months ended June 30, 2008 compared to the same period in 2007.

•

Six Months Ended: June 30, 2008 vs. June 30, 2007. These costs have decreased slightly and have decreased as a percentage of total revenue during the six months ended June 30, 2008 compared to the same period in 2007.

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

•

Three Months Ended: June 30, 2008 vs. June 30, 2007. These costs have increased slightly, but have remained relatively flat as a percentage of total revenue and on a monthly amount per average subscriber basis during the three months ended June 30, 2008 compared to the same period in 2007.

•

Six Months Ended: June 30, 2008 vs. June 30, 2007. These costs increased $2.0 million or 6%, but have remained relatively flat as a percentage of total revenue during the six months ended June 30, 2008 compared to the same period in 2007. This dollar increase was driven primarily by an increase in personnel costs and general operating costs associated with our facilities and accompanying infrastructure.

Programming & Content—Programming & content includes the creative, production and licensing costs associated with our over 170 channels of XM-original and third party content. We view Programming & content expenses as a cost of attracting and retaining subscribers. Programming & content includes staffing costs and fixed payments for third party content, which are primarily driven by programming initiatives. These expenses have increased over time and have varied on a per subscriber basis. We expect these costs to increase this year as the full year impact of existing, renegotiated and new contracts are recognized.

•

Three Months Ended: June 30, 2008 vs. June 30, 2007. These costs increased $7.8 million or 19%, and have increased as a percentage of total revenue and on a monthly amount per average subscriber basis during the three months ended June 30, 2008 compared to the same period in 2007. This dollar increase was driven primarily by contractual obligations and personnel costs.

•

Six Months Ended: June 30, 2008 vs. June 30, 2007. These costs increased $15.4 million or 18% but have remained relatively flat as a percentage of total revenue during the six months ended June 30, 2008 compared to the same period in 2007. This dollar increase was driven primarily by contractual obligations and personnel costs.

Other Operating Expenses

Research & Development—Research & development expense primarily includes the cost of new product development, chipset design, software development and engineering. We expect these costs to continue to fluctuate based on the nature and timing of research and development activities.

•

Three Months Ended: June 30, 2008 vs. June 30, 2007. These costs increased $1.3 million or 15%, but have remained relatively flat as a percentage of total revenue and on a monthly amount per average subscriber basis during the three months ended June 30, 2008 compared to the same period in 2007. This dollar increase was driven primarily by higher new product development costs and an increase in personnel costs.

•

Six Months Ended: June 30, 2008 vs. June 30, 2007. These costs increased $5.0 million or 32%, but have remained relatively flat as a percentage of total revenue during the six months ended June 30, 2008 compared to the same period in 2007. This dollar increase was driven primarily by higher new product development costs and an increase in personnel costs.

General & Administrative—General & administrative expense primarily includes management’s salaries and benefits, professional fees, general business insurance, as well as other corporate expenses. The growth in these costs has been predominantly driven by personnel costs, professional fees, infrastructure expenses to support our growing subscriber base, as well as merger related costs.

•

Three Months Ended: June 30, 2008 vs. June 30, 2007. These costs decreased $4.9 million or 14%, and have decreased as a percentage of total revenue and on a monthly amount per average subscriber basis during the three months ended June 30, 2008 compared to the same period in 2007. This dollar decrease was primarily driven by lower merger costs, legal fees, consulting services and share-based payment expense.

•

Six Months Ended: June 30, 2008 vs. June 30, 2007. These costs decreased $8.3 million or 12%, and have decreased as a percentage of total revenue during the six months ended June 30, 2008 compared to the same period in 2007. This dollar decrease was primarily driven by lower merger costs, consulting services and share-based payment expense.

Retention & Support—Retention & support expense primarily includes payroll and payroll related costs of our sales and marketing employees.

•

Three Months Ended: June 30, 2008 vs. June 30, 2007. These costs increased $0.4 million or 4%, but have decreased as a percentage of total revenue and on a monthly amount per average subscriber basis during the three months ended June 30, 2008 compared to the same period in 2007. This dollar increase was driven primarily by an increase in personnel costs.

•

Six Months Ended: June 30, 2008 vs. June 30, 2007. These costs increased $2.5 million or 12%, but have remained relatively flat as a percentage of total revenue during the six months ended June 30, 2008 compared to the same period in 2007. This dollar increase was driven primarily by an increase in personnel costs.

Subsidies & Distribution—These direct costs include the net subsidization of radios manufactured, commissions for the sale and activation of radios and certain promotional costs. These costs are primarily driven by the volume of XM-enabled vehicles manufactured, the sales and activations of radios through our retail channel as well as promotional activities associated with the sale of XM radios. We expect these costs to fluctuate throughout the year and vary in relationship to our gross subscribers and with changes in the volume of the manufacture, installation, sale and activation of radios.

•

Three Months Ended: June 30, 2008 vs. June 30, 2007. These costs increased $5.3 million or 8%, but have decreased as a percentage of total revenue and on a monthly amount per average subscriber basis during the three months ended June 30, 2008 compared to the same period in 2007. This dollar increase was driven primarily by an increase in the number of OEM radios installed and activated under our automotive contracts, partially offset by a decrease in retail hardware subsidies.

•

Six Months Ended: June 30, 2008 vs. June 30, 2007. These costs increased $33.3 million or 31%, and have increased as a percentage of total revenue during the six months ended June 30, 2008 compared to the same period in 2007. This dollar increase was driven primarily by an increase in the number of OEM radios installed and activated under our automotive contracts, partially offset by a decrease in retail hardware subsidies.

Subscriber Acquisition Costs—Subscriber acquisition costs include Subsidies & distribution and the negative gross profit on merchandise revenue. Subscriber acquisition costs are divided by gross additions to calculate what we refer to as “SAC.”

•

Three Months Ended: June 30, 2008 vs. June 30, 2007. During the three months ended June 30, 2008 and 2007, we incurred subscriber acquisition costs of $70.8 million and $70.9 million, respectively. SAC for the three months ended June 30, 2008 and 2007 was $65 and $75, respectively. The decrease in SAC is primarily due to an increase in gross subscriber additions.

Advertising & Marketing—Advertising & marketing includes advertising, media and other discretionary marketing expenses. These activities drive our sales, establish our brand recognition, and facilitate our growth. We achieve success in these areas through coordinated marketing campaigns that include retail advertising through various media, cooperative advertising with our retail and OEM partners, sponsorships and ongoing market research. We expect these costs to continue to fluctuate based on the timing of our activities.

•

Three Months Ended: June 30, 2008 vs. June 30, 2007. These costs decreased $6.4 million or 15%, and have decreased as a percentage of total revenue and on a monthly amount per average subscriber basis during the three months ended June 30, 2008 compared to the same period in 2007. This dollar decrease was driven primarily by decreased media and production expense and contractual advertising commitments, partially offset by an increase in OEM advertising costs.

•

Six Months Ended: June 30, 2008 vs. June 30, 2007. These costs decreased $12.7 million or 17%, and have decreased as a percentage of total revenue during the six months ended June 30, 2008 compared to the same period in 2007. This dollar decrease was driven primarily by decreased media and production expense, retail advertising costs and contractual advertising commitments, partially offset by an increase in OEM advertising costs.

Cost Per Gross Addition (“CPGA”)—CPGA costs include the amounts in SAC, as well as Advertising & marketing. These costs are divided by the gross additions for the period to calculate CPGA. CPGA costs do not include marketing staff (included in Retention & support) or the amortization of the GM guaranteed payments (included in Amortization of GM liability).

•

Three Months Ended: June 30, 2008 vs. June 30, 2007. During the three months ended June 30, 2008 and 2007, we incurred CPGA costs of $107.6 million and $114.1 million, respectively. CPGA for the three months ended June 30, 2008 and 2007 was $100 and $121, respectively. The decrease in CPGA is attributable to the increase in gross subscriber additions, decrease in Advertising & marketing and the decrease in SAC.

Depreciation & Amortization—Depreciation and amortization expense primarily relates to our satellites, ground support systems that include our terrestrial repeater network, broadcast facilities and computer hardware and software. We expect these costs to decrease as XM-1 and XM-2 reached full depreciation during the 1st quarter of 2008 and we have completed the deployment of our in-orbit satellite network.

•

Three Months Ended: June 30, 2008 vs. June 30, 2007. These costs decreased $14.1 million or 30% during the three months ended June 30, 2008 compared to the same period in 2007. This dollar decrease was primarily due to XM-1 and XM-2 reaching their full depreciable lives during the 1st quarter of 2008.

•

Six Months Ended: June 30, 2008 vs. June 30, 2007. These costs decreased $15.5 million or 17% during the six months ended June 30, 2008 compared to the same period in 2007. This dollar decrease was primarily due to XM-1 and XM-2 reaching their full depreciable lives during the 1st quarter of 2008.

Provision for Deferred Income Taxes—In 2004, we recorded a deferred tax liability related to indefinite lived assets that are amortized and deducted for tax purposes but are not amortized under United States generally accepted accounting principles. We will continue to incur $2.3 million in annual tax provisions as the indefinite lived assets are amortized for tax purposes over the next 9 years.

•

Three and Six Months Ended: June 30, 2008 vs. June 30, 2007. For the three and six months ended June 30, 2008 and 2007, we recognized a net deferred tax benefit related to transactions recorded in other comprehensive income or loss, which was partially offset by the deferred tax provision for 2007 and 2008 related to our indefinite lived assets. The net deferred tax provision for the three and six months ended June 30, 2008 was $0.7 million and $1.0 million, respectively.

Non-operating Income and Expenses

Non-operating Income and Expense—Non-operating income and expense consists primarily of net costs associated with financing and cash management activities, Loss from impairment of investments, Equity in net loss of affiliate, and Minority interest. Net costs associated with financing and cash management activities include Interest income, Interest expense and Loss from de-leveraging transactions.

•

Three Months Ended: June 30, 2008 vs. June 30, 2007. Non-operating expenses decreased $33.4 million or 92%. The decrease was primarily due to a decrease of $35.8 million in loss from impairment of investments offset partially by a decrease in Interest income of $3.5 million.

•

Six Months Ended: June 30, 2008 vs. June 30, 2007. Non-operating expenses decreased $31.9 million or 31%. The decrease was primarily due to decrease of $35.8 million in loss from impairment of investments offset partially by a decrease in Interest income of $5.4 million.

Adjusted Operating Loss

Adjusted Operating Loss—Adjusted operating loss is net loss before interest income, interest expense, income taxes, depreciation and amortization, loss from de-leveraging transactions, loss from impairment of investments, equity in net loss of affiliate, minority interest, other income (expense) and share-based payment expense. This non-GAAP measure should be used in addition to, but not as a substitute for, the analysis provided in the statement of operations. We believe Adjusted operating loss is a useful measure of our operating performance and improves comparability between periods. Adjusted operating loss is a significant basis used by management to measure our success in acquiring, retaining and servicing subscribers because we believe this measure provides insight into our ability to grow revenues in a cost-effective manner. We believe Adjusted operating loss is a calculation used as a basis for investors, analysts and credit rating agencies to evaluate and compare the periodic and future operating performance and value of our Company and similar companies in our industry.

Because we have funded the build-out of our system through the raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation, amortization and interest expense. We believe Adjusted operating loss provides helpful information about the operating performance of our business apart from the expenses associated with our physical plant or capital structure. We believe it is appropriate to exclude depreciation, amortization and interest expense due to the variability of the timing of capital expenditures, estimated useful lives and fluctuation in interest rates. We exclude income taxes due to our tax losses and timing differences, so that certain periods will reflect a tax benefit, while others an expense, neither of which is reflective of our operating results. Because of the variety of equity awards used by companies, the varying methodologies for determining share-based payment expense and the subjective assumptions involved in those determinations, we believe excluding share-based payment expense enhances the ability of management and investors to compare our core operating results with those of similar companies in our industry.

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

There are limitations associated with the use of Adjusted operating loss in evaluating our Company compared with net loss, which reflects overall financial performance. Adjusted operating loss does not reflect the impact on our financial results of (i) interest income, (ii) interest expense, (iii) income taxes, (iv) depreciation and amortization, (v) loss from de-leveraging transactions, (vi) loss from impairment of investments, (vii) equity in net loss of affiliate, (viii) minority interest, (ix) other income (expense) and (x) share-based payment expense, which are included in the computation of net loss. Users that wish to compare and evaluate our Company based on our net loss should refer to our unaudited Condensed Consolidated Statements of Operations. Adjusted operating loss does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under United States generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. In addition, our measure of Adjusted operating loss may not be comparable to similarly titled measures of other companies.

•

Three Months Ended: June 30, 2008 vs. June 30, 2007. Adjusted operating loss decreased by $10.1 million or 21%, and has decreased as a percentage of total revenue and on a monthly amount per average subscriber basis during the three months ended June 30, 2008 compared to the same period in 2007. The dollar decrease in Adjusted operating loss is primarily related to the $40.8 million increase in Total revenue and $3.7 million decrease in General & administrative expense (excluding a $1.1 million decrease in share-based payment expense). The overall decrease was partially offset by a $33.9 million increase in Cost of revenue (excluding a $0.1 million decrease in share-based payment expense).

•

Six Months Ended: June 30, 2008 vs. June 30, 2007. Adjusted operating loss decreased by $6.4 million or 9%, and has decreased as a percentage of total revenue during the six months ended June 30, 2008 compared to the same period in 2007. The dollar decrease in Adjusted operating loss is primarily related to the $85.1 million increase in Total revenue, $12.7 million decrease in Advertising & marketing and $7.2 million decrease in General & administrative expense (excluding a $1.1 million decrease in share-based payment expense). The overall decrease was partially offset by a $59.9 million increase in Cost of revenue (excluding a $1.4 million increase in share-based payment expense), the $33.3 million increase in Subsidies & distribution and the $4.2 million increase in Research & development (excluding a $0.7 million increase in share-based payment expense).

Liquidity and Capital Resources

This section contains forward-looking statements, including forward-looking statements relating to XM as a standalone entity that do not consider the impact of the pending merger with Sirius.

Overview

The growth in demand for our products and services has required and will continue to require us to invest significant amounts in our business. Since inception through June 30, 2008, we have raised proceeds of $4.9 billion, net of offering costs, through equity and debt offerings. Our ability to become profitable depends upon many factors, some of which are identified below under the caption entitled “Future Operating Liquidity and Capital Resource Requirements.” Our principal sources of liquidity are our existing cash and cash equivalents and cash receipts for pre-paid subscriptions. We also have access to significant liquidity through our GM credit facility. We have significant outstanding contracts and commercial commitments that need to be paid in cash or through credit facilities over the next several years. These contractual commitments are comprised of subsidies and distribution costs, rights and royalty fees, revenue share arrangements, programming costs, repayment of debt, satellite related costs, lease payments and service payments. Our ability to become profitable also depends upon other factors identified below under the caption entitled “Future Operating Liquidity and Capital Resource Requirements.”

The following table presents a summary of our cash flows, beginning and ending cash balances for six months ended June 30, 2008 and 2007 (in thousands, except percentages):

	Six months ended June 30,		Change
	2008	2007	$	%
Cash flows used in operating activities	$(235,014)	$(70,170)	$(164,844)	235%
Cash flows used in investing activities	(36,872)	(110,506)	73,634	-67%
Cash flows provided by financing activities	299,053	237,852	61,201	26%

Net increase (decrease) in cash and cash equivalents	27,167	57,176	(30,009)	-52%
Cash and cash equivalents at beginning of period	156,686	218,216	(61,530)	-28%

Cash and cash equivalents at end of period	$183,853	$275,392	$(91,539)	-33%

Operating Activities—Operating activities primarily consist of net loss adjusted for certain non-cash items including depreciation, amortization, net non-cash loss on conversion of notes, non-cash loss on equity-based investments, share-based payment expense and the effect of changes in working capital.

•

For the six months ended June 30, 2008, net cash used in operating activities was $235.0 million, consisting of a net loss of $248.8 million adjusted for net non-cash expenses of $132.0 million and $118.2 million used in working capital as well as other operating activities. Included in cash used in working capital is a $120.0 million increase in Escrow deposit as a result of funding an escrow obligation under our agreement with MLB, a $31.0 million decrease in Accounts payable, accrued expenses and other liabilities due primarily to the $32.0 million catch up payment to the CRB and $26.6 million increase in Prepaid programming content due primarily to the $60.0 million prepayment of our obligation to MLB for the 2008 season; offset partially by a $32.5 million increase in Subscriber deferred revenue.

•

For the six months ended June 30, 2007, net cash used in operating activities was $70.2 million, consisting of a net loss of $298.2 million adjusted for net non-cash expenses of $179.9 million and $48.2 million provided by working capital as well as other operating activities. Included in cash provided by working capital is a $52.0 million increase in Subscriber deferred revenue, as a result of subscribers signing up for discounted annual and multi-year pre-payment plans and a $10.9 million decrease in Accounts receivable; offset partially by a $31.1 million increase in Prepaid programming content due primarily to the $60 million prepayment of our obligation to Major League Baseball® for the 2007 season.

Investing Activities—Investing activities primarily consist of capital expenditures and proceeds from the sale of equipment.

•

For the six months ended June 30, 2008, net cash used in investing activities was $36.9 million, consisting of system development, purchase of available for sale securities, computer systems infrastructure and capital expenditures for the construction of XM-5.

•

For the six months ended June 30, 2007, net cash used in investing activities was $110.5 million, consisting of $112.4 million in capital expenditures for the construction of XM-5, computer systems infrastructure and building improvements, offset partially by $1.9 million in proceeds received from the maturity of restricted investments.

Financing Activities—Financing activities primarily consist of proceeds from debt and equity financings, issuance of common stock pursuant to stock option exercises, and repayments of debt.

•

For the six months ended June 30, 2008, net cash provided by financing activities was $299.1 million; consisting of $250.0 million of proceeds from borrowing on a senior secured revolving credit facility and $100.0 million of proceeds from borrowing on a senior secured term loan offset partially by $29.0 million in repayment of draws made on our senior secured credit facility, $9.4 million in deferred financing costs and $5.9 million in payments made to our minority interest holder.

•

For the six months ended June 30, 2007, net cash provided by financing activities was $237.9 million; consisting of $288.5 million of proceeds received in conjunction with the sale-leaseback of the transponders on the XM-4 satellite and $3.0 million in proceeds from the exercise of warrants and stock options; offset partially by the repayment of $38.9 million related to our corporate headquarters mortgages and $3.0 million in premiums associated with the above-mentioned retired mortgages, as well as $7.6 million in capital lease payments and $4.2 million in deferred financing costs.

Future Operating Liquidity and Capital Resource Requirements

Our projected funding requirements are based on our current business plan, which in turn is based on our operating experience to date and our available resources. We are pursuing a business plan designed to increase subscribers and revenues while maintaining reasonable subscriber acquisition costs in the long-term. Our plan contemplates our focusing on the new automobile market where we have relationships with automobile manufacturers, the continuing introduction of innovative yet affordable technology in the retail market and the use of our more productive distribution channels.

Provided that we meet the revenue, expense and cash flow projections of our current business plan, we expect to be fully funded and not need additional liquidity to continue operations beyond our existing assets, credit facilities and cash generated by operations; our current business plan is based on estimates regarding expected future costs, expected future revenue and assumes the refinancing or renegotiating of certain of our obligations as they become due, including the maturity of our existing credit facilities, $100 million term loan and $400 million of convertible notes in 2009 and the replacement of the $120 million MLB escrow arrangement. Our costs may exceed or our revenues may fall short of our estimates, our estimates may change, and future developments may affect our estimates. Any of these factors may increase our need for funds, which would require us to seek additional (including replacement) financing, which financing may not be available on favorable terms or at all, to continue implementing our current business plan. In addition, we may seek additional financing, such as the sale of additional equity and debt securities, to undertake initiatives not contemplated by our current business plan or for other business reasons, or seek to refinance or renegotiate certain of our other obligations.

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

Our merger agreement with Sirius restricts our ability to incur additional debt financing beyond existing credit facilities (or equivalent funding) and limits the amount of new equity we can issue, in each case without approval from Sirius. Sirius is under similar restrictions not to incur new debt or issue additional equity beyond agreed limits without our approval.

In February 2008, we borrowed $187.5 million or 75% of the amount available under our $250.0 million revolving credit facility with a group of banks (“revolving credit facility”). The proceeds were used for general corporate purposes, including our annual payment to Major League Baseball® (“MLB”) and our 2007 payment under the Copyright Royalty Board proceeding, both due in March, as well as our record label settlements. Interest under the revolving credit facility is currently 4.75% and is based on 9-month LIBOR. All amounts drawn under the revolving credit facility are due on May 5, 2009 and are secured by a lien on substantially all of our assets. As a result of drawing 75% of the amount available under the revolving credit facility, we now have full access to the $150.0 million senior secured credit facility provided by General Motors (“GM”), which may be used only for payments to GM, and matures in December 2009.

In May 2008, we borrowed $62.5 million, which equaled the remaining 25% of the amount available under our $250.0 million revolving credit facility. The proceeds were used for general corporate purposes, including the escrow deposit. Interest under the revolving credit facility is currently 5.75% and is based on the prime rate plus a spread.

In June 2008, we drew on our $150.0 senior secured credit facility with GM (“GM facility”) to satisfy payments in the amount of $29.0 million for commissions and revenue share due under our distribution agreement with GM.

In June 2008, we entered into a credit agreement with UBS AG relating to a $100.0 million senior secured term loan in which a portion of the proceeds were used to repay the $29.0 million drawn under our GM facility.

Commitments and Contingencies—We are obligated to make significant payments under a variety of contracts and other commercial arrangements, including the following:

•

Debt—For a further discussion of debt, see Note 6 of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. of this Form 10-Q. Based on the various terms of our debt, our ability to redeem any debt is limited. We have and may continue to take advantage of opportunities to refinance existing indebtedness or reduce our level of indebtedness in exchange for issuing equity securities, if these transactions can be completed on favorable terms.

We have agreed with the holders of our $400 million aggregate principal amount of 1.75% convertible senior notes due 2009 to increase the interest rate to 10% per annum, with such increased interest rate to be given effect, subject to completion of our proposed merger with Sirius, as of July 2, 2008. The noteholders that are party to the agreement have agreed not to assert any claim that the merger constitutes a “Fundamental Change” under the existing indenture, which, if any, would require an offer be made by XM to repurchase the existing notes at par within a specified period following the merger.

In addition, the holders of a majority in aggregate principal amount of our outstanding 9.75% senior notes due 2014 (“9.75% Notes”) have agreed to waive the change of control repurchase obligation of XM arising under the terms of the notes with respect to the consummation of the merger with Sirius. This waiver is effective as to all holders of the 9.75% Notes. The waiver also provides that we will commence an offer to exchange the 9.75% Notes for a combination of (i) at least $400 million of cash and (ii) up to $200 million aggregate principal amount of a new series of senior notes to be issued by XM (the “Exchange Notes”). The waiver is subject to the consummation of the merger and if the merger and the satisfaction of specified conditions have not occurred by August 31, 2008, the waiver will cease to be effective.

The Exchange Notes will mature in 2014, or 2013 in certain circumstances. The yield to maturity on the Exchange Notes (calculated solely on the basis of interest rate on the Exchange Notes and the price at which they are offered in exchange for 9.75% Notes) will be calculated on the basis of the selling price of and interest rate on certain other senior notes expected to be issued by us in connection with our merger-related refinancing transactions. The effective yield on these new senior notes will not be less than 13.92% per annum. In the event that we issue less than $150 million aggregate principal amount of such other senior notes, the effective yield on the Exchange Notes will not be less than 15% per annum. We recently launched a $400 million senior note offering to raise the funds necessary for the offer to exchange.

•

Major League Baseball®—We have a multi-year agreement with MLB to broadcast MLB games live nationwide. In March 2008, we made a payment in the amount of $60.0 million for the 2008 season and will pay $60.0 million per year thereafter through 2012. MLB has the option to extend the agreement for the 2013, 2014 and 2015 seasons at the same $60.0 million annual compensation rate. We will also make incentive payments to MLB for XM subscribers obtained through MLB and baseball club verifiable promotional programs. No stock or warrants were included in this agreement. The agreement requires us to deposit $120.0 million into escrow, which represents the amounts due for two seasons, or furnish other credit support in such amount. On May 16, 2008, we provided a $120.0 million escrow deposit to MLB. In connection with funding the MLB escrow arrangement, we borrowed $62.5 million under our revolving credit facility. This escrow arrangement, which we intend to replace with a letter of credit or other arrangement, reduces our unrestricted cash liquidity, and could have an adverse effect on our financial position if we are not able to replace the escrow arrangement with a letter of credit or other arrangement.

•

Satellite Contracts—We successfully launched our fourth satellite (“XM-4”) into geosynchronous transfer orbit on October 30, 2006 and handover of the satellite occurred in December 2006. In February 2007, we entered into a sale leaseback transaction for the transponders on XM-4. Under our existing satellite construction and launch contracts, remaining costs for the construction and launch of our fifth satellite (“XM-5”) are expected to be $16.0 million, which may be due as early as the remaining six months of 2008 and $40.8 million, which may be due as early as 2009. These costs exclude launch insurance and in-orbit performance incentives. Our contractual agreements for our satellites are more fully described in Note 11 of the Notes to the unaudited Condensed Consolidated Financial Statements in Item 1. of this Form 10-Q under the heading “Satellite System”.

•

Programming and Marketing Agreements—We have entered into certain programming and marketing agreements that broaden our content offering and increase brand awareness. Under the terms of these agreements, we are obligated to make payments that total $56.9 million in the remaining six months of 2008, $75.3 million in 2009, $60.7 million in 2010, $56.5 million in 2011, $51.7 million in 2012 and $42.0 million in 2013 and beyond. These payments include fixed payments, advertising commitments and revenue sharing arrangements.

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

In April 2006, we amended the distribution agreement pursuant to which we made a prepayment in May 2006 in the amount of $237.0 million to GM to retire at a discount $320.3 million of the remaining fixed payment obligations that would have come due in

2007, 2008 and 2009. The April 2006 amendments eliminated our ability to make up to $35.0 million of subscriber acquisition payments in shares of our Class A common stock. As of June 30, 2008, we had $26.0 million of current related party prepaid expense and $110.6 million of non-current related party prepaid expense in connection with the guaranteed fixed payments, as the result of the $237.0 million prepayment in May 2006. In February 2008, we entered into an amended and restated agreement with GM that folds together the previously separate distribution and credit agreements with GM. The amended and restated agreement’s terms remain substantially similar to those of the previously separate agreements, except for the establishment of a new minimum pre-marketing cash flow threshold for 2008 that we will need to meet in order to make draws under the GM credit facility in 2009.

In order to encourage the broad installation of XM radios in GM vehicles, we have agreed to subsidize a portion of the cost of XM radios and to make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to our service. We must also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios, which percentage increases until there are more than eight million GM vehicles with installed XM radios. We have met this threshold and the percentage is constant. Revenue share expense is recognized as the related subscription revenue is earned. As of June 30, 2008, we had $60.6 million of current related party prepaid expense and $16.5 million of non-current related party prepaid expense in connection with this revenue sharing arrangement. As part of the agreement, GM provides certain call-center related services directly to XM subscribers who are also GM customers for which we must reimburse GM. The agreement is subject to renegotiation at any time based upon the installation of radios that are compatible with a common receiver platform or capable of receiving Sirius’ radio service. The agreement is subject to renegotiation at two-year intervals, beginning in November 2005, if GM does not achieve and maintain specified installation levels of GM vehicles capable of receiving our service. The specified installation level of 1,240,000 units by November 2005 was achieved in 2004. The specified installation levels in future years are the lesser of 600,000 units per year or amounts proportionate to target market shares in the satellite digital radio service industry. There can be no assurances as to the outcome of any such renegotiations. GM’s exclusivity obligations will discontinue if, by November 2009 and at two-year intervals thereafter, we fail to achieve and maintain specified minimum market share levels in the satellite digital radio service industry. We believe we were exceeding the minimum levels at December 31, 2007. For the three and six months ended June 30, 2008, we incurred total costs of $86.5 million and $169.0 million, respectively, under the distribution agreement; while for the comparable periods in 2007, we incurred costs of $70.5 million and $131.8 million, respectively.

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

The estimated fair value of our debt is determined by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s bankers or quoted market prices at the reporting date for the traded debt securities. As of June 30, 2008, the carrying value of our debt was $1,839.9 million, compared to an estimated fair value of $1,849.6 million. The estimated fair value of our debt is not necessarily indicative of the amount which could be realized in a current market exchange.

Interest Rate Risk—As of June 30, 2008, we had $1,839.9 million of total debt, of which $1,389.9 million was fixed-rate debt and $450.0 million was variable-rate debt. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations. An increase of 100 basis points in the interest rate applicable to the $450.0 million of variable-rate debt as of June 30, 2008 would result in an increase of $4.5 million in our annual interest expense. We believe that our exposure to interest rate risk is not material to our results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures are effective. During the three months ended June 30, 2008, no changes were made in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation and Arbitration

Copyright Royalty Board Arbitration—In December 2007, the Copyright Royalty Board (“CRB”) issued its determination and order setting the royalty rate payable by XM under the statutory license covering the performance of sound recordings over the XM system for the six-year period starting in January 1, 2007 and ending December 31, 2012. Under the terms of the CRB Satellite Radio Services decision, XM will pay a performance license rate of 6.0% of those gross revenues subject to the fees for 2007 and 2008, 6.5% for 2009, 7.0% for 2010, 7.5% for 2011 and 8.0% for 2012. The revenue that is subject to royalty fees includes subscription revenue from our subscribers and advertising revenues from channels other than those that use only incidental performances of music. Other exclusions and deductions from revenue subject to the statutory license fee include but are not limited to revenue from channels, programming and products or other services offered for a separate charge where such channels use only incidental performances of sound recordings, revenue from equipment sales, revenue from current and future data services, fulfillment service fees and bad debt expense. On February 25, 2008, SoundExchange, the organization that collects and distributes sound recording royalties on behalf of its members, filed a petition for review in the U.S. District Court for the District of Columbia Circuit.

Separately in September 2007, we settled the royalty rate payable by XM under the statutory license covering our performance of sound recordings over XM channels transmitted over the DIRECTV satellite television system, and that CRB proceeding was concluded.

Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc and Warner Bros. Records Inc. v. XM Satellite Radio Inc.—Plaintiffs filed this action in the United States District Court for the Southern District of New York on May 16, 2006. The complaint seeks monetary damages and equitable relief, alleging that recently introduced XM radios that also have advanced recording functionality infringe upon plaintiffs’ copyrighted sound recordings. Our motion to dismiss this matter was denied in January 2007. We believe these allegations are without merit and that these products comply with applicable copyright law, including the Audio Home Recording Act, and we intend to vigorously defend the matter. Music publishing companies and certain other record companies also have filed lawsuits, purportedly on a class basis, with similar allegations. There can be no assurance regarding the ultimate outcome of these matters, or the significance, if any, to our business, consolidated results of operations or financial position.

In late 2007 and early 2008, we resolved the lawsuit with respect to Universal Music Group (“UMG”), Warner Music Group, Sony BMG Music Entertainment (“Sony BMG”) and EMI Group (“EMI”) and each of UMG, Warner Music Group, Sony BMG and EMI have withdrawn as a party to the lawsuit against the Company.

Matthew Enderlin v. XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc.—Plaintiff filed this action in the United States District Court for the Eastern District of Arkansas on January 10, 2006 on behalf of a purported nationwide class of all XM subscribers. The complaint alleges that we engaged in a deceptive trade practice under Arkansas and other state laws by representing that our music channels are commercial-free. The court stayed the litigation and directed the parties to arbitration. We instituted arbitration with the American Arbitration Association pursuant to the compulsory arbitration clause in its customer service agreement. Enderlin has filed a counterclaim in the arbitration on behalf of the class that he seeks to represent. We believe the matter is without merit and intend to vigorously defend the ongoing arbitration. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to our business, consolidated results of operations or financial position.

Regulatory Matters and Inquiries

Federal Communications Commission (“FCC”)

FCC Receiver Matter—As we have previously disclosed, we have received inquiries from, and responded to, the FCC regarding FM modulator wireless transmitters in various XM radios not in compliance with permissible emission limits. No health or safety issues have been involved with these wireless XM radios. We have implemented a series of design and installation modifications and we have obtained new certifications for modified XM radios that rely on a wired FM modulator rather than a wireless transmitter. In addition, we have implemented a regulatory compliance plan, including the appointment of an FCC regulatory compliance officer, to monitor FCC regulatory compliance, specifically with reference to the design, verification/certification, and production of XM radio receivers. We are in discussions with the FCC to resolve this matter and have proposed entering into a consent decree requiring both additional remedial action and a voluntary contribution to the federal government. NAB has asked the FCC to require a recall of non-compliant devices from our retailers and distributors. We cannot predict at this time the extent of any further actions that we will need to undertake or any financial obligations we may incur. There can be no assurance regarding the ultimate outcome of this matter, or its significance to our business, consolidated results of operations or financial position.

FCC Repeater Network Matter—In October 2006, we filed for both a 30-day Special Temporary Authority (“STA”) and a 180-day STA with respect to our terrestrial repeater network, seeking authority to continue to operate our entire repeater network despite the fact that the technical characteristics of certain repeaters, as built, differ from the technical characteristics in the original STAs granted for our repeater network. These differences include some repeaters not being built in the precise locations, or with the same antenna heights, power levels, or antenna characteristics set forth in the earlier STAs. A number of repeaters were built without a clearly applicable authorization. Prior to making these filings, we reduced the power or discontinued operation of certain repeaters. As a result, we believe that service quality in portions of the affected metro areas has been somewhat reduced, including in terms of more frequent interruptions and/or occasional outages to the service. There has been no impact on the satellite signal. We continue to communicate with the staff of the FCC regarding these matters. In February 2007, we received a letter of inquiry from the FCC relating to these matters, to which we have responded. This proceeding may result in the imposition of financial penalties against us or adverse changes to our repeater network resulting from having repeaters turned off or otherwise modified in a manner that would reduce service quality in the affected areas.

These STA requests are distinct from (and if granted would modify) the STAs originally granted by the FCC relating to our commencing and continuing operation of the repeater network. As we have been disclosing for many years, the FCC has not yet issued final rules permitting us (or Sirius) to deploy terrestrial repeaters, and we have been deploying and operating our repeater network based on those early STAs and requests we have filed previously to extend the time periods of those STAs, which have expired. We (and Sirius) and others have been requesting that the FCC establish final rules for repeater deployment. On December 18, 2007, the FCC released a “Notice of Proposed Rulemaking and Second Further Notice of Proposed Rulemaking” seeking additional comment on the final rules for satellite radio repeaters. We are participating in this phase of the proceeding. In this same Notice the FCC requested comment on proposals of WCS licensees for modification of rules governing their use of spectrum adjacent to that used for satellite radio service. Some of the proposals under discussion in the rulemaking, if adopted by the FCC, could impact our ability to operate terrestrial repeaters, including requiring us to reduce the power of some of our current repeaters, construct and operate additional repeaters to offer the same coverage, or otherwise impact reception of satellite radio service. We are participating actively in this phase of the proceeding. There can be no assurance regarding the ultimate outcome of this matter, or its significance to our business, consolidated results of operations or financial position.

ITEM 1A.	RISK FACTORS

For a discussion of material risks, which risks and uncertainties include, but are not limited to, those discussed therein, see Item 8.01 of our Current Report on Form 8-K filed with the SEC on July 21, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities

The following purchases of the Company’s Class A common stock were completed during the three months ended June 30, 2008:

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2008 – April 30, 2008	1,074	$10.49	—	—
May 1, 2008 – May 31, 2008	6,427	$11.31	—	—
June 1, 2008 – June 30, 2008	—	$—	—	—

(1)	Represents the number of shares acquired as payment by employees of applicable statutory minimum withholding taxes owed upon vesting of restricted stock granted under the Company’s 1998 Shares Award Plan.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders at XM’s Annual Meeting of Stockholders held on June 24, 2008.

Proposal 1	Votes For	Votes Withheld
Election of Eleven Directors to Board of Directors
Gary M. Parsons	265,755,475	11,796,203
Nathaniel A. Davis	266,896,661	10,655,017
Joan L. Amble	272,971,850	4,579,828
Thomas J. Donohue	270,774,087	6,777,591
Eddy W. Hartenstein	272,891,400	4,660,278
Chester A. Huber, Jr.	265,817,856	11,733,822
John Mendel	263,713,196	13,838,483
Jarl Mohn	270,765,293	6,786,385
Jack Shaw	270,580,093	6,971,585
Jeffrey D. Zients	272,922,197	4,629,481

Proposal 2	Votes For	Votes Against	Votes Abstained
Appointment of KPMG LLP as Independent Auditors	274,485,698	2,470,629	595,350

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Third Amendment, dated as of May 21, 2008, to the Credit Agreement dated as of May 5, 2006 among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.

10.2	Credit Agreement, dated as of June 26, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., the lenders named therein and UBS AG, Stamford Branch, as administrative agent.

10.3	Fourth Amendment, dated as of June 26, 2008, to the Credit Agreement dated as of May 5, 2006 among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent.

10.4	First Amendment dated as of June 26, 2008 to the Intercreditor Agreement dated as of May 5, 2006 by and among The Bank of New York, in its capacity as collateral agent under certain intercreditor agreements dated as of January 28, 2003, JP Morgan Chase Bank, National Association, in its capacity as administrative agent under the Original Facility, JP Morgan Chase Bank, National Association, as new collateral agent for the secured parties under that certain Collateral Agency Agreement dated as of June 26, 2008 and General Motors Corporation, acknowledged and agreed to by XM Inc., XM Holdings and certain other parties.

10.5	Amendment No. 3 to Employment Agreement, dated as of June 26, 2008, between Gary Parsons and XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc.

10.6	Waiver and Letter Agreement, dated as of July 14, 2008, by and among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain beneficial owners of the Company’s 9.75% Senior Notes due 2014 (incorporated by reference to XM’s Current Report on Form 8-K filed on July 17, 2008).

10.7	Agreement, dated as of June 26, 2008, by and among XM Satellite Radio Holdings Inc., the undersigned holders of XM’s 1.75% Convertible Senior Notes due 2009, Brown Rudnick LLP and Sirius Satellite Radio Inc.

10.8	Consent and Amendment Agreement, dated as of July 10, 2008, by and among XM Satellite Radio Holdings Inc. and the undersigned holders of XM’s 1.75% Convertible Senior Notes due 2009.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.1	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

^	Incorporated by reference to XM’s Registration Statement on Form S-1, File No. 333-83619.
*	Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.
**	Confidential treatment has been requested with respect to portions of this Exhibit that have been omitted by redacting a portion of the text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XM SATELLITE RADIO HOLDINGS INC.
(Registrant)

Date: July 21, 2008	/s/ NATHANIEL A. DAVIS
Nathaniel A. Davis
President and Chief Executive Officer
(principal executive officer)

Date: July 21, 2008	/s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

XM SATELLITE RADIO INC.
(Registrant)

Date: July 21, 2008	/s/ NATHANIEL A. DAVIS
Nathaniel A. Davis
President and Chief Executive Officer
(principal executive officer)

Date: July 21, 2008	/s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)