Form 10-K
period 2008-12-31
XM SATELLITE RADIO INC; XM SATELLITE RADIO HOLDINGS INC
filed 2009-03-13
CIK 1116317, 1091530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

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

Not Applicable

(Title of Classes)

Indicate by check mark if each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes  ☐    No  ☒

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

The aggregate market value of common stock held by non-affiliates of XM Satellite Radio Holdings Inc., based upon the closing price of its Class A common stock as of June 30, 2008, is $2,505,566,799.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of January 31, 2009)
XM SATELLITE RADIO HOLDINGS INC. COMMON STOCK, $0.01 PAR VALUE (all shares are issued to Sirius XM Radio Inc.)	100 SHARES
XM SATELLITE RADIO INC. COMMON STOCK, $0.10 PAR VALUE (all shares are issued to XM Satellite Radio Holdings Inc.)	125 SHARES

DOCUMENTS INCORPORATED BY REFERENCE

THE REGISTRANTS MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

EXPLANATORY NOTE

This Annual Report on Form 10-K is a combined report being filed by two separate registrants: XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. XM Satellite Radio Holdings Inc.’s principal wholly owned subsidiary is XM Satellite Radio Inc. XM Satellite Radio Holdings Inc. also fully and unconditionally guarantees certain of XM Satellite Radio Inc.’s debt securities. The two companies’ information presented in this report has been combined. The combined report includes XM Satellite Radio Holdings Inc.’s consolidated financial statements as the only set of financial statements. An explanation of the differences between the companies is set forth in the Note 1 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. Condensed consolidating financial information regarding XM Satellite Radio Inc. is set forth in Note 18 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

On July 28, 2008, Vernon Merger Corporation, a wholly owned subsidiary of Sirius XM Radio Inc. merged with and into XM Satellite Radio Holdings Inc. and as a result XM Holdings became a wholly owned subsidiary of SIRIUS (the “Merger”).

Unless otherwise indicated,

•	“we,” “us,” “our,” the “company,” “XM Holdings” and similar terms refer to XM Satellite Radio Holdings Inc. and its consolidated subsidiaries (including XM);

•	“SIRIUS” refers to Sirius XM Radio Inc. and its consolidated subsidiaries; and

•	“XM” refers only to XM Satellite Radio Inc. and its consolidated subsidiaries.

The SIRIUS satellite radio business is conducted by SIRIUS; and the XM satellite radio business is conducted principally by us. XM Holdings is primarily a holding company, although XM Holdings owns the headquarters and data center of XM and leases these buildings to XM; owns portions of the XM-3 and XM-4 satellites; holds the investment in XM Canada; and holds certain cash accounts. XM Holdings, together with its subsidiaries, is operated as an unrestricted subsidiary under the agreements governing SIRIUS’ existing indebtedness. As an unrestricted subsidiary, transactions between SIRIUS and XM Holdings are required to comply with various covenants in each company’s respective debt instruments.

Special Note Regarding Forward-Looking Statements

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Annual Report on Form 10-K and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Annual Report on Form 10-K and in other reports and documents published by us from time to time, particularly the risk factors described in Item 1A of this Annual Report on Form 10-K.

Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

•

the substantial indebtedness of XM Holdings and XM, and the need to refinance substantial portions of the XM Holdings and XM debt in the near term, which in the current economic environment may not be available at all;

•

the possibility that the benefits of the July 2008 merger of SIRIUS and XM Holdings may not be fully realized or may take longer to realize; and the risks associated with the undertakings made to the FCC and the effects of those undertakings on the business of XM in the future;

•	the useful life of our satellites, which have experienced component failures including, with respect to a number of satellites, failures on their solar arrays and in certain cases, are not insured;

•

our dependence upon automakers, many of which have experienced a dramatic drop in sales and are in financial distress, and other third parties, such as manufacturers and distributors of satellite radios, retailers and programming providers; and

•

our competitive position versus other forms of audio and video entertainment including terrestrial radio, HD radio, internet radio, mobile phones, iPods and other MP3 devices, and emerging next-generation networks and technologies.

Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any of these forward-looking statements. In addition, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made, to reflect the occurrence of unanticipated events or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

*	Omitted pursuant to General Instructions I(2)(c) of Form 10-K.

i

PART I

ITEM 1.	BUSINESS

We broadcast in the United States our music, sports, news, talk, entertainment, traffic and weather channels for a subscription fee through our proprietary satellite radio system. On July 28, 2008, SIRIUS’ wholly owned subsidiary, Vernon Merger Corporation, merged (the “Merger”) with and into us and, as a result, we are now a wholly owned subsidiary of SIRIUS. Our satellite radio system consists of four in-orbit satellites, over 700 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. Subscribers can also receive certain of our music and other channels over the Internet.

Our satellite radios are primarily distributed through automakers (“OEMs”); retail locations; and through our website. We have agreements with major automakers to offer XM satellite radios as factory or dealer-installed equipment in their vehicles. XM radios are also offered to customers of rental car companies, including Avis.

As of December 31, 2008, we had 9,850,741 subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle; active radios under our agreement with Avis; subscribers to XM Online, our Internet service; and certain subscribers to our weather, traffic and data services.

Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for prepaid and long-term subscriptions as well as discounts for multiple subscriptions on each platform. In 2009, we increased the discounted price for additional subscriptions from $6.99 per month to $8.99 per month. We also derive revenue from activation fees, the sale of advertising on select channels, the direct sale of satellite radios and accessories, and other ancillary services, such as our data and weather services.

Since October 1, 2008, we and SIRIUS have both entered into a series of transactions to improve our liquidity and strengthen our balance sheet, including:

•	the issuance of an aggregate of 539,611,513 shares of SIRIUS common stock for $128,412,000 aggregate principal amount of SIRIUS’ 2 1/2% Convertible Notes due 2009;

•	the exchange of $172,485,000 aggregate principal amount of our outstanding 10% Convertible Senior Notes due 2009 for a like principal amount of our Senior PIK Secured Notes due June 2011; and

•

the execution of agreements with Liberty Media Corporation and its affiliate, Liberty Radio LLC, pursuant to which they have invested an aggregate of $250,000,000 in the form of loans to SIRIUS, $100,000,000 in the form of loans to XM, are committed to invest an additional $30,000,000 in loans to SIRIUS and $150,000,000 in loans to XM, and have received a significant equity interest in SIRIUS.

See Note 19 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information on certain of these transactions.

XM Satellite Radio Inc. was incorporated on December 15, 1992 in the State of Delaware. XM Satellite Radio Holdings Inc. was formed as a holding company for XM on May 16, 1997.

Programming

We offer a dynamic programming lineup of approximately 135 channels on the XM platform: 117 channels are available to subscribers on both the SIRIUS and XM platforms — 63 channels of commercial-free music and 54 channels of sports, news, talk, entertainment, and traffic and weather. The channel line-up for our service can be found at xmradio.com.

Our subscription packages allow most listeners to customize and enhance our standard programming lineup. The “Best of SIRIUS” package offers to XM subscribers the Howard Stern channels, Martha Stewart Living Radio, SIRIUS NFL Radio, SIRIUS NASCAR Radio, Playboy Radio and play-by-play college sports programming. We also offer family friendly, “mostly music” and “mostly sports, news and talk” packages.

We also generate revenue by offering our “Best of XM” package to SIRIUS subscribers, including Oprah Radio, The Virus, XM Public Radio, MLB Home Plate, NHL Home Ice, The PGA Tour Network, and select play-by-play of NBA and NHL games and college sports programming.

Our programming lineup changes from time to time as we strive to attract new subscribers and create content that appeals to a broad range of audiences and to our existing subscribers.

Music Programming

Our music channels offer an extensive selection of music genres, ranging from rock, pop and hip-hop to country, dance, jazz, Latin and classical. Within each genre we offer a range of formats, styles and recordings.

All of our original music channels are broadcast commercial free. Certain of our music channels are programmed by third parties and air commercials. Our channels are produced, programmed and hosted by a team of experts in their fields, and each channel is operated as an individual radio station, with a distinct format and branding. We also from time to time provide special features, such as our Artist Confidential series which provides interviews and performances from some of the biggest names in music, and “pop up” channels hosted by and/or featuring the music of a diverse array of artists.

Sports Programming

Live play-by-play sports are an important part of our programming strategy. We are the Official Satellite Radio Partner of Major League Baseball (“MLB”), NBA, NHL, and the PGA Tour, and broadcast most major college sports, including NCAA Division I football and basketball games. Through the “Best of SIRIUS” package, our subscribers can also receive SIRIUS NFL Radio, SIRIUS NASCAR Radio and play-by-play college sports programming. Soccer coverage includes matches from the Barclays English Premier League and UEFA Champions League. We also air FIS Alpine Skiing and World Cup events, National Lacrosse League and horse racing.

We offer many exclusive talk programs such as MLB’s “Home Plate” and Chris “Mad Dog” Russo’s Mad Dog Unleashed on Mad Dog Radio, as well as simulcasts of select ESPN television shows and a radio version of SportsCenter.

Talk and Entertainment Programming

We offer a multitude of talk and entertainment channels for a variety of audiences. Our diverse spectrum of talk programming is a significant differentiator from terrestrial radio and other audio entertainment providers.

Our talk radio offerings also feature dozens of popular talk personalities, most creating radio shows that air exclusively on XM, including POTUS and Oprah Winfrey.

News and Information Programming

We offer a wide range of national, international and financial news programming. We also offer continuous, local traffic reports for numerous metropolitan markets throughout the United States. We broadcast these reports, together with local weather reports from The Weather Channel.

Distribution of Radios

Automakers

Our primary means of distributing satellite radios is through the sale and lease of new vehicles. We have agreements with several major automakers, including Acura/Honda, Ferrari, General Motors, Hyundai, Infiniti/Nissan, Lexus/Toyota/Scion, and Porsche, to offer our satellite radios as factory or dealer-installed equipment in their vehicles.

Many automakers include a subscription to our radio service in the sale or lease price of their vehicles. In many cases, we receive subscription payments from automakers in advance of the activation of our service. We share with certain automakers a portion of the revenues we derive from subscribers using vehicles equipped to receive our service. We also reimburse various automakers for certain costs associated with the satellite radios installed in their vehicles, including in certain cases hardware costs, tooling expenses and promotional and advertising expenses.

Retail

We sell satellite radios directly to consumers through our website. Satellite radios are also marketed and distributed through major national and regional retailers. We develop in-store merchandising materials and provide sales force training for several retailers. Satellite radios are also sold nationwide at various truck stops.

Our Satellite Radio System

Our satellite radio system is designed to provide clear reception in most areas despite variations in terrain, buildings and other obstructions. Subscribers can receive our transmissions in all outdoor locations where the satellite radio receiver has an unobstructed line-of-sight with one of our satellites or is within range of one of our terrestrial repeaters. We continually monitor our infrastructure and regularly evaluate improvements in technology.

The FCC has allocated the portion of the S-band located between 2320 MHz and 2345 MHz exclusively for satellite radio. XM uses 12.5 MHz of this bandwidth to transmit its signal. Uplink transmissions (from the ground to our satellites) use 12.5 MHz of bandwidth in the 7060-7072.5 MHz band.

Our satellite radio system has three principal components:

•	satellites, terrestrial repeaters and other satellite facilities;

•	studios; and

•	satellite radios.

Satellites, Terrestrial Repeaters and Other Satellite Facilities

Satellites.    We own four orbiting satellites; two of which, XM-3 and XM-4, currently transmit the XM signal and two of which, XM-1 and XM-2, serve as in-orbit spares. Each of these satellites was manufactured by Boeing Satellite Systems International. The XM satellites were launched in March 2001, May 2001, February 2005 and October 2006, respectively. The XM satellites are deployed in geostationary orbits at 85° West Longitude and 115° West Longitude.

We expect to expand or replace our satellite constellation to meet our business needs. Space Systems/Loral is constructing a fifth satellite, XM-5, for use in our system. XM-5 is a Loral FS-1300 model satellite. We have entered into an agreement with Sea Launch to secure a launch for XM-5. We expect to launch XM-5 during late 2009 or early 2010.

We currently have in-orbit insurance on XM-3 and XM-4, our primary operating satellites, but do not carry insurance coverage for XM-1 and XM-2, our in-orbit spare satellites. These policies provide coverage for a total, constructive total or partial loss of the satellites that occurs during annual (or multi-year) in-orbit periods. The insurance does not cover the full cost of constructing, launching and insuring new satellites, nor will it protect us from the adverse effect on our business operations due to the loss of a satellite. The policies contain standard commercial satellite insurance provisions, including coverage exclusions.

Terrestrial Repeaters.    In some areas with high concentrations of tall buildings, such as urban centers, signals from our satellites may be blocked and reception of satellite signals can be adversely affected. In many of these areas, we have deployed terrestrial repeaters to supplement satellite coverage. We currently operate over 700 terrestrial repeaters.

Other Satellite Facilities.    Our satellites are monitored by telemetry, and tracked and controlled by Telesat Canada, a satellite operator. In addition, we operate backup stations in the United States.

Studios

The programming on our system originates from studios in New York City, Washington D.C., Nashville and Chicago. The New York City broadcast studio houses SIRIUS’ corporate headquarters and, together with our Washington D.C. studio, houses facilities for programming origination, programming personnel and facilities to transmit programming.

Satellite Radios

We design, establish specifications for, source or specify parts and components for, and manage various aspects of the logistics and production of XM radios. We generally do not manufacture, import or distribute radios, except for products distributed through our website. We have authorized manufacturers to produce and distribute XM radios, and have licensed our technology to various electronics manufacturers to develop, manufacture and distribute radios under various consumer brands. To facilitate the sale of XM radios, we may subsidize a portion of the radio manufacturing costs to reduce the hardware price to consumers.

XM radios are manufactured in three principal configurations — as in-dash radios, dock & play radios and portable or wearable radios.

•

In-dash radios are integrated into vehicles and allow the user to listen to AM, FM or satellite radio with the push of a button. Aftermarket in-dash radios are available at retailers nationally, and to automakers for factory or dealer installation.

•

Dock & Play radios enable subscribers to transport their radios easily to and from their cars, trucks, homes, offices, boats or other locations with available adapter kits. Dock & Play radios adapt to existing audio systems through FM modulation or direct audio connection and can be easily installed. Audio systems and boom boxes, which enable subscribers to use their radios virtually anywhere, are available for various models of Dock & Play radios.

•

Portable or wearable radios offer live satellite radio “on the go” and recorded satellite, MP3 and WMA content. The Pioneer XMp3, introduced in October 2008, allows consumers to record up to one hundred hours of XM programming, and is capable of recording up to five channels simultaneously.

Our home units that provide our satellite services to home and commercial audio systems are also available. Products that provide access to our internet radio service in the home without the need for a personal computer are also available to consumers.

We have introduced an interoperable radio, called MiRGE, containing both SIRIUS and XM chip sets. This radio has a unified control interface allowing for easy switching between the two satellite radio networks.

Canada

We have an interest in a satellite radio service offered in Canada through our 23.33%-owned affiliate, Canadian Satellite Radio Inc. (“XM Canada”). XM Canada offers 130 channels of music and news, sports talk and entertainment programming. Subscribers to the XM Canada service are not included in our subscriber count.

Other Services

Commercial Accounts.    Our music service is also available for commercial establishments. Commercial accounts are available through providers of in-store entertainment solutions. Commercial subscribers are included in our subscriber count.

DirecTV Satellite Television Service.    We offer music channels as part of certain programming packages on the DirecTV satellite television service. Subscribers to this network are not included in our subscriber count.

XM Content Through Mobile Phone Carriers.    We offer music and comedy channels to mobile phone users through relationships with certain mobile phone carriers. Subscribers to these services are not included in our subscriber count.

Subscribers to the following services are not included in our subscriber count, unless the applicable service is purchased by the subscriber separately and not as part of a subscription to the XM satellite radio service:

Internet Radio.    We simulcast music channels and select non-music channels over the Internet. We are transitioning XM Online from a service offered for no additional charge as part of our base subscription price to a service that is offered to subscribers for a fee.

Real-Time Traffic Services.    We offer services that provide graphic information as to road closings, traffic flow and incident data to consumers with compatible in-vehicle navigation systems.

Real-Time Weather Services.    We offer several real-time weather services.

FCC Conditions

In order to demonstrate to the FCC that the Merger was in the public interest, SIRIUS and XM agreed to implement a number of voluntary commitments. These programming, public interest and qualified entity channels, equipment, subscription rates, and other service commitments are summarized as follows:

Programming

A La Carte Programming:    We and SIRIUS committed to offer the a la carte programming options described below to consumers with eligible radios:

•

50 channels are available for $6.99 a month. Additional channels can be added for 25 cents each, with premium programming priced at additional cost. However, in no event will a customer subscribing to this a la carte option pay more than $12.95 per month for this programming.

•	100 channels, including channels from both services, are available on an a la carte basis for $14.99 a month.

SIRIUS’ a la carte packages allow subscribers to pick, through interactive menus available on the Internet, the specific channels they would like to receive. SIRIUS has introduced these packages, including channels from both services, and a radio capable of receiving them.

“Best of Both” Programming:    SIRIUS and XM offer customers the ability to receive the best of both SIRIUS and XM programming at a monthly cost of $16.99.

Mostly Music or News, Sports and Talk Programming:    SIRIUS and XM offer customers an option of “mostly music” programming or “mostly news, sports and talk” programming at a cost of $9.99 per month.

Discounted Family-Friendly Programming:    SIRIUS and XM offer consumers a “family-friendly” version of existing SIRIUS or XM programming at a cost of $11.95 a month, representing a discount of $1.00 per month. SIRIUS and XM also offer customers a family-friendly version of the “best of both” programming. This programming costs $14.99 per month, representing a discount of $2.00 per month from the cost of the “best of” programming.

Public Interest and Qualified Entity Channels

SIRIUS and XM have agreed to set aside four percent of the full-time audio channels on the SIRIUS platform and on the XM platform for non-commercial, educational and informational programming within the meaning of the FCC rules that govern similar obligations of direct broadcast satellite providers. SIRIUS and XM have agreed not to select a programmer to fill more than one non-commercial, educational or informational channel on each of the SIRIUS and XM platforms as long as demand by programming providers for such channels exceeds available supply.

In addition, SIRIUS and XM have agreed to enter into long-term leases or other agreements to provide to a Qualified Entity or Entities, defined as an entity or entities that are majority-owned by persons who are African American, not of Hispanic origin; Asian or Pacific Islanders; American Indians or Alaskan Natives; or Hispanics, rights to four percent of the full-time audio channels on the SIRIUS platform and on the XM platform. As digital compression technology enables us to broadcast additional full-time audio channels, we will ensure that four percent of full-time audio channels on our platform are reserved for a Qualified Entity or Entities.

The Qualified Entity or Entities will not be required to make any lease payments for such channels. We will have no editorial control over these channels. We expect the FCC to inform it how it plans to select these Qualified Entities in the future. In February 2009, the FCC commenced a proceeding to determine the method to select these Qualified Entities.

Equipment

We are required to provide, on commercially reasonable terms, our intellectual property necessary to permit any device manufacturer to develop equipment that can deliver our satellite radio service. Chip sets for satellite radios, which include the encryption, conditional access and security technology necessary to access our satellite radio service, may be purchased by licensees from manufacturers in negotiated transactions with such manufacturers. We will not enter into any agreement that grants, or that would have the effect of granting, a device manufacturer an exclusive right to manufacture, market and sell equipment that can deliver our satellite radio services.

We will also not execute any agreement or take any other action that would bar, or have the effect of barring, a car manufacturer or other third party from including non-interfering HD radio chips, iPod compatibility, or other audio technology in an automobile or audio device.

Subscription Rates

We have agreed not to raise the retail price for, or reduce the number of channels in, our basic $12.95 per month subscription package, the a la carte programming packages or the new programming packages described above until July 28, 2011. After July 29, 2009, we may pass through cost increases incurred since the filing of our FCC merger application as a result of statutorily or contractually required payments to the music, recording and publishing industries for the performance of musical works and sound recordings or for device recording fees. We will provide customers, either on individual bills or on our website, a summary of the costs passed through to consumers pursuant to the preceding sentence.

Interoperable Radios

We have agreed to offer for sale an interoperable receiver, and recently began offering such receiver.

Local Programming and Advertising

We have committed not to originate local programming or advertising through our repeater network.

Transactions between SIRIUS, XM Holdings and XM

SIRIUS and XM have begun to integrate their operations, and have agreed to share the costs of certain day-to-day functions. For example, we transferred our employees to SIRIUS, and SIRIUS, in turn, has agreed to provide various services to both companies necessary to support their business, such as product development, sales, marketing, finance, accounting, information technology, programming, human resources, public relations, investor relations, legal and other general management services. XM and SIRIUS will share equally the costs of these employees. SIRIUS and XM have also agreed to share programming and rationalize their channel line-ups, and to share equally the costs of certain programming that appears on both platforms. In addition, SIRIUS and XM have agreed to jointly market radios and coordinate rebate, warranty and customer support programs to subscribers who purchase radios at retail or via their websites. In general, SIRIUS and XM share equally the costs of this marketing and sales coordination.

SIRIUS and XM have also begun to seek opportunities to jointly increase revenues. SIRIUS and XM have agreed to offer their respective subscribers programming packages that include “best of” programming from the other service. Each of SIRIUS and XM retain all the respective revenue generated from their respective “best of” programming packages.

XM Holdings and XM are operated as unrestricted subsidiaries under the agreements governing SIRIUS’ existing debt. As unrestricted subsidiaries, transactions among the companies are required to comply with various contractual provisions in each company’s respective debt instruments. The agreements between XM and SIRIUS are intended to permit both companies to share in the benefits of the inter-company arrangements in approximately equal proportion. The terms of the agreements between XM and SIRIUS are intended to be no more favorable to one company or the other than those that could be obtained at the time in an arm’s-length dealing with a firm or person that was not affiliated.

Certain operations, such as our call centers, have not yet been integrated in any significant respect. SIRIUS and XM expect to enter into additional arrangements as they continue to integrate their operations and pursue opportunities to realize cost savings and increase revenues.

Competition

We face significant competition for both listeners and advertisers. In addition to pre-recorded entertainment purchased or playing in cars, homes and using portable players, the companies compete with the following providers of radio or other audio services:

Traditional AM/FM Radio

We compete with traditional AM/FM radio. Many traditional radio companies are substantial entities owning large numbers of radio stations or other media properties. The radio broadcasting industry is highly competitive.

Unlike satellite radio, traditional AM/FM radio has had a well established demand for its services and generally offers free broadcasts paid for by commercial advertising rather than by a subscription fee. Many radio stations offer information programming of a local nature, such as local news and sports. By attracting listeners to their stations, traditional AM/FM radio reduces the likelihood that customers would be willing to pay for our subscription services and by offering free broadcasts they impose limits on what we can charge for our services. Some AM/FM radio stations have reduced the number of commercials per hour, expanded the range of music played on the air and experimented with new formats in order to lure customers away from satellite radio.

HD Radio

Many radio stations have begun broadcasting digital signals, which have a clarity similar to our signals. A group of major broadcast radio networks have created a coalition to jointly market digital radio services. According to this coalition, more than 1,750 radio stations are currently broadcasting primary signals with HD Radio technology, and manufacturers are marketing and distributing digital receivers. To the extent that traditional AM/FM radio stations adopt digital transmission technology, any competitive advantage that we enjoy over traditional radio because of our clearer digital signal would be lessened. Traditional AM/FM broadcasters are also aggressively entering Internet radio and wireless internet-based distribution arrangements.

Internet Radio

Internet radio broadcasts have no geographic limitations and can provide listeners with radio programming from around the country and the world. Major media companies including Clear Channel, CBS, America Online and Yahoo! make near CD-quality digital streams available through the Internet for free or, in some cases, for a fraction of the cost of a satellite radio subscription. In addition, an Internet based radio product was recently announced for vehicles. The past few years have seen a steady increase in the audio quality of Internet radio streams and in the amount of audio content available via the Web, resulting in a steady increase in Internet radio audience metrics. We expect that improvements from higher bandwidths, faster modems and wider programming selection are likely to continue making Internet radio an increasingly significant competitor in the near future. These services already compete directly with our Internet offerings and, through the use of home stereo media adapters or media-centric PCs, with our home line of products.

Downloading Devices

The Apple iPod® is a portable digital music player that allows users to download and purchase music through Apple’s iTunes® Music Store, as well as convert music on compact disc to digital files. Apple has sold over 170 million iPods®. iPods® are compatible with certain car stereos and various home speaker systems, and certain automakers have entered into arrangements with manufacturers of portable media players that are expected to enhance this compatibility. Availability of music in the public MP3 audio standard has been growing in recent years with sound files available on the websites of online music retailers, artists and record labels and through numerous file sharing software programs. These MP3 files can be played instantly, burned to a compact disc or stored in various portable players available to consumers. Internet-based audio formats are becoming increasingly competitive as quality improves and costs are reduced.

Direct Broadcast Satellite and Cable Audio

A number of companies provide specialized audio services through either direct broadcast satellite or cable audio systems. These services are targeted to fixed locations, mostly in-home. The radio service offered by direct broadcast satellite and cable audio is often included as part of a package of digital services with video service, and video customers generally do not pay an additional monthly charge for the audio service.

Digital Media Services

We face increased competition from businesses that deliver or plan to deliver media content through mobile phones and other wireless devices. The audio entertainment marketplace continues to evolve rapidly, with a steady emergence of new media platforms and portable devices that compete with our service now or that could compete in the future.

Traffic News Services

A number of providers also compete with our traffic services. Clear Channel and Tele Atlas deliver nationwide traffic information for the top 50 markets to in-vehicle navigation systems using RDS/TMC, the radio broadcast standard technology for delivering traffic and travel information to drivers. There are also services that provide real-time traffic information to Internet-enabled cell phones or other hand held devices, but these are available only in limited markets and the associated data plan costs in addition to normal cell phone rates may make the offering undesirable to many users.

Government Regulation

As an operator of a privately owned satellite system, we are regulated by the FCC under the Communications Act of 1934, principally with respect to:

•	the licensing of our satellite system;

•	preventing interference with or to other users of radio frequencies; and

•	compliance with FCC rules established specifically for U.S. satellites and satellite radio services.

Any assignment or transfer of control of our FCC license must be approved by the FCC.

In 1997, XM and SIRIUS were each a winning bidder for an FCC license to operate a satellite digital audio radio service and provide other ancillary services. Our FCC licenses for our satellites expire on various dates from 2009 to 2014. Prior to these expirations, we will be required to apply for a renewal of our FCC licenses. We currently have two such applications on file for licenses expiring on March 31, 2009 and May 31, 2009. We anticipate that, absent significant misconduct on our part, the FCC will renew our licenses to permit operation of our satellites for their useful lives, and grant a license for any replacement satellites.

In some areas with high concentrations of tall buildings, such as urban centers, signals from our satellites may be blocked and reception can be adversely affected. In many of these areas, we have installed terrestrial repeaters to supplement our satellite signal coverage. The FCC has not yet established rules governing terrestrial repeaters. Rulemaking on the subject has been initiated by the FCC and is still pending. Many comments have been filed as part of these rulemakings. The comments cover many topics relating to the operation of our terrestrial repeaters, but principally seek to protect adjoining wireless services from interference. We cannot predict the outcome or timing of these FCC proceedings and the final rules adopted by the FCC may limit our ability to deploy additional terrestrial repeaters, require us to reduce the power of our existing terrestrial repeaters or fail to protect us from interference by adjoining spectrum holders. In the interim, the FCC has granted us special temporary authority (“STA”) to operate our terrestrial repeaters and offer service on a non-harmful interference basis to other wireless services. Following the FCC’s review of whether certain repeaters had been operating at variance to the specifications in their STAs, both SIRIUS and XM entered into consent decrees requiring both remedial action and a voluntary contribution to the federal government. We believe the repeaters operated by XM comply with the consent decrees, the STAs and applicable FCC rules.

We design, establish specifications for, source or specify parts and components for, manage various aspects of the logistics and production of, and, in many cases, obtain FCC certifications for, satellite radios, including satellite radios that include FM modulators. Part 15 of the FCC’s rules establish a number of requirements relating to FM modulators, including emissions and frequency rules. Following the FCC’s review of whether the FM transmitters in certain XM radios comply with the Commission’s emissions and frequency rules, we entered into a consent decree requiring both remedial action and a voluntary contribution to the federal government. We believe our radios that are currently in production comply with the consent decree and applicable FCC rules.

We are required to obtain export licenses from the United States government to deliver components of our satellite radio systems and technical data related thereto. In addition, the delivery of satellites and the supply of related ground control equipment, technical data, and satellite communication/control services to destinations outside the United States and to foreign persons is subject to strict export control and prior approval requirements from the United States government (including prohibitions on the sharing of certain satellite-related goods and services with China).

Changes in law or regulations relating to communications policy or to matters affecting our services could adversely affect our ability to retain our FCC license or the manner in which we operate.

Copyrights to Programming

In connection with our music programming, we must negotiate and enter into royalty arrangements with two sets of rights holders: holders of copyrights in musical works, or songs, and holders of copyrights in sound recordings — records, cassettes, compact discs and audio files.

Musical works rights holders, generally songwriters and music publishers, are represented by performing rights organizations such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc (“BMI”), and SESAC, Inc (“SESAC”). These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders. We have arrangements with all of these organizations.

Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, we also have to negotiate royalty arrangements with the copyright owners of the sound recordings, or if negotiation is unsuccessful, the royalty rate is established by the Copyright Royalty Board (the “CRB”) of the Library of Congress. Sound recording rights holders, typically large record companies, are primarily represented by SoundExchange, an organization which negotiates licenses, and collects and distributes royalties on behalf of record companies and performing artists. In January 2008, the CRB issued a decision regarding the royalty rate payable by XM under the statutory license covering the performance of sound recordings over their satellite radio services for the six-year period starting January 1, 2007 and ending December 31, 2012. Under the terms of the CRB’s decision, XM paid a royalty of 6.0% of gross revenues, subject to certain exclusions, for 2007 and 2008, and will pay a royalty of 6.5% of gross revenues, subject to certain exclusions, for 2009, 7.0% for 2010, 7.5% for 2011 and 8.0% for 2012. SoundExchange has appealed the decision of the CRB to the United States Court of Appeals for the District of Columbia Circuit. Final briefs in this matter were submitted to the court in February 2009 and oral argument is scheduled for March 2009.

In August 2006, we were sued in the United States District Court for the Southern District of New York in three separate lawsuits by various record labels and music publishers in actions seeking monetary damages and equitable relief alleging that certain XM radios that have advanced recording functionality infringe upon plaintiffs’ copyrighted sound recordings. We believe these allegations are without merit and these products comply with applicable copyright law, including the Audio Home Recording Act. We are vigorously defending these matters.

Trademarks

We have registered, and intend to maintain, the trademark “XM” with the United States Patent and Trademark Office in connection with the transmission services offered by us. We are not aware of any material claims of infringement or other challenges to our right to use the “XM” trademark in the United States. We also have registered, and intend to maintain, trademarks for the names of certain of our channels. We have also registered the trademark, “XM”, and the logo, in Canada. We have granted a license to use our trademark in Canada to XM Canada.

Personnel

As of January 1, 2009, we did not have any employees. We have transferred all our employees to SIRIUS, and SIRIUS has agreed to provide various services necessary to support our business, such as product development, sales, marketing, finance, accounting, information technology, programming, human resources, public relations, investor relations, legal and other general management services. We share equally with SIRIUS the costs of these employees.

Corporate Information

Our executive offices are located at 1500 Eckington Place, NE, Washington, DC 20002 and our telephone number is (202) 380-4000. Our internet address is xmradio.com. Our annual, quarterly and current reports, and amendments to those reports, filed or furnished pursuant to Section 14(a) or 15(d) of the Securities Exchange Act of 1934 may be accessed free of charge through xmradio.com after we have electronically filed such material with, or furnished it to, the SEC. Xmradio.com is an inactive textual reference only, meaning that the information contained on the website is not part of this Annual Report on Form 10-K and is not incorporated in this report by reference.

Executive Officers of the Registrant

Certain information regarding our executive officers is provided below:

Name	Age	Position
Mel Karmazin	65	President
Patrick L. Donnelly	47	Secretary
David J. Frear	52	Treasurer

Mel Karmazin has served as our President since the Merger and has served as SIRIUS’ Chief Executive Officer and a member of its board of directors since November 2004. Prior to joining SIRIUS, Mr. Karmazin was President and Chief Operating Officer and a member of the board of directors of Viacom Inc. from May 2000 until June 2004. Prior to joining Viacom, Mr. Karmazin was President and Chief Executive Officer of CBS Corporation from January 1999 and a director of CBS Corporation from 1997 until its merger with Viacom in May 2000. He was President and Chief Operating Officer of CBS Corporation from April 1998 through December 1998. Mr. Karmazin joined CBS Corporation in December 1996 as Chairman and Chief Executive Officer of CBS Radio and served as Chairman and Chief Executive Officer of the CBS Station Group (Radio and Television) from May 1997 to April 1998. Prior to joining CBS Corporation, Mr. Karmazin served as President and Chief Executive Officer of Infinity Broadcasting Corporation from 1981 until its acquisition by CBS Corporation in December 1996. Mr. Karmazin served as Chairman, President and Chief Executive Officer of Infinity from December 1998 until the merger of Infinity Broadcasting Corporation with Viacom in February 2001.

Patrick L. Donnelly has served as our Secretary since the Merger and has served as the Executive Vice President, General Counsel and Secretary of SIRIUS since May 1998. From June 1997 to May 1998, he was Vice President and deputy general counsel of ITT Corporation, a hotel, gaming and entertainment company that was acquired by Starwood Hotels & Resorts Worldwide, Inc. in February 1998. From October 1995 to June 1997, he was assistant general counsel of ITT Corporation. Prior to October 1995, Mr. Donnelly was an attorney at the law firm of Simpson Thacher & Bartlett LLP.

David J. Frear has served as our Treasurer since the Merger and has served as the Executive Vice President and Chief Financial Officer of SIRIUS since June 2003. From July 1999 through February 2003, Mr. Frear was Executive Vice President and Chief Financial Officer of Savvis Communications Corporation, a global managed service provider, delivering internet protocol applications for business customers. From October 1999 through February 2003, Mr. Frear also served as a director of Savvis. Mr. Frear was an independent consultant in the telecommunications industry from August 1998 until June 1999. From October 1993 to July 1998, Mr. Frear was Senior Vice President and Chief Financial Officer of Orion Network Systems Inc., an international satellite communications company that was acquired by Loral Space & Communications Ltd. in March 1998. From 1990 to 1993, Mr. Frear was Chief Financial Officer of Millicom Incorporated, a cellular, paging and cable television company. Prior to joining Millicom, he was an investment banker at Bear, Stearns & Co., Inc. and Credit Suisse.

Employment Agreements

Mel Karmazin

In November 2004, SIRIUS entered into a five-year agreement with Mel Karmazin to serve as its Chief Executive Officer. Mr. Karmazin receives an annual salary of $1,250,000, and annual bonuses in an amount determined each year by the Compensation Committee of SIRIUS’ board of directors.

Pursuant to SIRIUS’ agreement with Mr. Karmazin, his stock options and shares of restricted stock will vest upon his termination of employment for good reason, upon his death or disability and in the event of a change in control. In the event Mr. Karmazin’s employment is terminated by SIRIUS without cause, his unvested stock options and shares of restricted stock will vest and become exercisable, and he will receive his current base salary for the remainder of the term and any earned but unpaid annual bonus.

In the event that any payment SIRIUS makes, or benefit it provides, to Mr. Karmazin would require him to pay an excise tax under Section 280G of the Internal Revenue Code, SIRIUS has agreed to pay Mr. Karmazin the amount of such tax and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax was not imposed.

Patrick L. Donnelly

Mr. Donnelly has agreed to serve as SIRIUS’ Executive Vice President, General Counsel and Secretary, through April 2010. SIRIUS pays Mr. Donnelly an annual base salary of $525,000, and annual bonuses in an amount determined each year by the Compensation Committee of SIRIUS’ board of directors.

If Mr. Donnelly’s employment is terminated without cause or he terminates his employment for good reason, SIRIUS is obligated to pay him a lump sum payment equal to the sum of his annual salary and the annual bonus last paid to him and to continue his medical and life insurance benefits for one year.

In the event that any payment SIRIUS makes, or benefit SIRIUS provides, to Mr. Donnelly would require him to pay an excise tax under Section 280G of the Internal Revenue Code, SIRIUS has agreed to pay Mr. Donnelly the amount of such tax and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax was not imposed.

David J. Frear

Mr. Frear has agreed to serve as SIRIUS’ Executive Vice President and Chief Financial Officer through July 2011. SIRIUS pays Mr. Frear an annual salary of $750,000, and annual bonuses in an amount determined each year by the Compensation Committee of SIRIUS’ board of directors.

If Mr. Frear’s employment is terminated without cause or he terminates his employment for good reason, SIRIUS is obligated to pay him a lump sum payment equal to the sum of his annual salary and the annual bonus last paid to him and to continue his medical and life insurance benefits for one year.

In the event that any payment SIRIUS makes, or benefit SIRIUS provides, to Mr. Frear would require him to pay an excise tax under Section 280G of the Internal Revenue Code, SIRIUS has agreed to pay Mr. Frear the amount of such tax and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax was not imposed.

Additional information regarding the compensation for Messrs. Karmazin, Donnelly and Frear will be included in SIRIUS’ definitive proxy statement for its 2009 annual meeting of stockholders scheduled to be held on Wednesday, May 27, 2009.

ITEM 1A.    RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, including the information under the caption “Competition,” the following risk factors should be considered carefully in evaluating us and our business. This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of events could differ materially from those projected in forward-looking statements due to a number of factors, including those set forth below and elsewhere in this Annual Report on Form 10-K. See “Special Note Regarding Forward-Looking Statements.”

Our business and our financial condition are being affected by general economic conditions.

We believe that our business and our financial condition are being adversely affected by general economic conditions in a variety of ways. For example:

•

As a result of the conditions in the capital markets, we may not be able to access funding. An inability to access replacement or additional sources of liquidity to fund our cash needs, or to refinance or otherwise fund the repayment of our maturing debt, could adversely affect our growth, our financial condition, our results of operations, and our ability to make payments on our debt, and could force us to seek the protection of the bankruptcy laws.

•

Tightening credit policies could adversely affect our liquidity by making it more difficult or costly for our customers to access credit, and may result in changes to our payment arrangements by credit card companies and other credit providers.

•

The purchase of a satellite radio subscription is discretionary. The weakening economy affected our net subscriber additions in 2008 and will likely affect the growth of our business and results of operations in 2009.

•

The sale and lease of vehicles with satellite radios is an important source of subscribers for us. The dramatic slowdown in auto sales negatively impacted our subscriber growth in 2008 and will likely significantly impact subscriber growth in 2009. A bankruptcy filing by one or more of the major automakers could also seriously affect our business.

We need to refinance portions of our debt in the next two years, which refinancing may not be available.

We have approximately $536 million of debt maturing in 2009 and 2010, including;

•	at XM Holdings, approximately $227.5 million of 10% Convertible Senior Notes that mature on December 1, 2009;

•	at XM Holdings and XM (as co-obligors), $33.2 million of 10% Senior Secured Discount Convertible Notes that mature on December 31, 2009; and

•	at XM, a $350 million credit facility, which is fully drawn and $100 million of which is due in 2009, $175 million is due on May 5, 2010 and $75 million is due in May 2011.

As a result of the May 2010 maturities, our existing cash balances and our cash flows from operating activities may not be sufficient to fund our projected cash needs at that time. We may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding. An inability to access replacement or additional sources of liquidity to fund our cash needs or to refinance or otherwise fund the repayment of our maturing debt could adversely affect our growth, our financial condition, our results of operations, and our ability to make payments on our debt, and could force us to seek the protection of the bankruptcy laws. It will be more difficult to obtain additional financing if prevailing instability in the credit and financial markets continues.

SIRIUS is our sole stockholder and our business is operated as an unrestricted subsidiary under the agreements governing SIRIUS’ indebtedness. Under certain circumstances, SIRIUS may be unwilling or unable to contribute or loan us capital to support our operations. To the extent our funds are insufficient to support our business, we may be required to seek additional financing, which may not be available on favorable terms, or at all. If we are unable to secure additional financing, we could be forced to seek the protection of the bankruptcy laws.

Our operations will also be affected by the FCC order approving the Merger. In addition, our future liquidity may be adversely affected by, among other things, changes in our operations or business plans, or by the nature and extent of the benefits, if any, achieved by operating as a wholly-owned subsidiary of SIRIUS.

Our substantial indebtedness is adversely affecting us.

As of December 31, 2008, we had an aggregate principal amount of approximately $1.8 billion of indebtedness.

Our substantial indebtedness has important consequences. For example, it:

•	limits our ability to borrow additional funds;

•	limits our flexibility in planning for, or reacting to, changes in our business and the audio entertainment industry;

•	increases our vulnerability to general adverse economic and industry conditions;

•

requires us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate activities; and

•	places us at a competitive disadvantage compared to competitors that have less debt.

Interest costs related to our debt are substantial and, as a result, the demands on our cash resources are significant.

Our indebtedness contains covenants that, among other things, restrict our ability to incur more debt, pay dividends and make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. Failure to comply with the covenants contained in the indentures and agreements governing this debt could result in an event of default, which, if not cured or waived, could cause us to seek the protection of the bankruptcy laws, discontinue operations or seek a purchaser for our business or assets.

XM is required to maintain a minimum cash balance of $75 million under its credit facilities. If XM’s cash balance falls below this amount, it would need to obtain a waiver from the lenders to avoid a default. No assurance can be given that XM would be able to obtain such a waiver or otherwise avoid a default under its credit facilities.

Our business depends in large part upon automakers, a number of whom have experienced a sharp decline in sales, reduced production and are experiencing extreme financial difficulties.

The sale and lease of vehicles with satellite radios is an important source of subscribers for our service. We have agreements with many major automakers to include satellite radios in new vehicles, although these agreements do not require automakers to install specific quantities of radios.

Current economic conditions, particularly the dramatic slowdown in auto sales, negatively impacted subscriber growth for our service in 2008 and is expected to significantly impact subscriber growth in 2009. In addition, some of the major automakers are experiencing extreme financial difficulties and are seeking government assistance.

Subscription growth is dependent, in large part, on sales and vehicle production by automakers. Automotive sales and production are dependent on many factors, including the availability of consumer credit, general economic conditions, consumer confidence and fuel costs. To the extent vehicle sales by automakers continue to decline, or the penetration of factory-installed satellite radios in those vehicles is reduced, and there is no offsetting growth in vehicle sales or increased penetration by other automakers, subscriber growth for our service will be adversely impacted.

Failure of other third parties to perform could also adversely affect our business.

Our business depends in part on the efforts of various other third parties, including:

•	manufacturers that build and distribute satellite radios;

•	companies that manufacture and sell integrated circuits for satellite radios;

•	programming providers and on-air talent, including Howard Stern;

•	retailers that market and sell satellite radios and promote subscriptions to our services; and

•	vendors that have designed, built, support or operate important elements of our systems, such as satellites and customer service facilities.

If one or more of these third parties does not perform in a sufficient or timely manner, our business will be adversely affected.

In October 2005, Delphi Corporation and 38 of its domestic U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. Delphi manufactures, in factories outside the United States, satellite radios for installation in various brands of vehicles. Delphi also distributes to retailers certain models of XM radios. It is unclear whether Delphi will ever emerge from bankruptcy or will be liquidated.

In November 2008, Circuit City and its wholly-owned United States and Puerto Rican subsidiaries filed voluntary petitions for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. In January 2009, Circuit City liquidated all of its assets as part of its Chapter 11 proceeding and ceased doing business. In 2008, Circuit City marketed and sold a substantial number of satellite radios and promoted subscriptions to our service. The liquidation of Circuit City reduced our retail points-of-presence and contributed, in part, to the decline we experienced in sales through retailers in 2008.

We do not manufacture satellite radios or accessories, and we depend on manufacturers and others for the production of radios and their component parts. If one or more manufacturers does not produce radios in a sufficient quantity to meet demand, or if such radios do not perform as advertised or are defective, sales of our services and our reputation could be adversely affected.

We design, establish specifications for, source or specify parts and components for, and manage various aspects of the logistics and production of radios. As a result of these activities, we may be exposed to liabilities associated with the design, manufacture and distribution of radios that the providers of an entertainment service would not customarily be subject to, such as liabilities for design defects, patent infringement and compliance with applicable laws, as well as the costs of returned product.

Failure of our satellites would significantly damage our business.

We operate four in-orbit satellites. The useful lives of these satellites will vary and depend on a number of factors, including:

•	degradation and durability of solar panels;

•	quality of construction;

•	random failure of satellite components, which could result in significant damage to or loss of a satellite;

•	amount of fuel the satellites consume; and

•	damage or destruction by electrostatic storms or collisions with other objects in space.

We placed our XM-3 and XM-4 satellites into service during the second quarter of 2005 and during the fourth quarter of 2006, respectively. Our XM-1 and XM-2 satellites experienced progressive degradation problems common to early Boeing 702 class satellites and now serve as in-orbit spares. We estimate that the XM-3 and XM-4 satellites will exceed their fifteen year predicted useful lives, and that XM-1 and XM-2 satellites’ useful lives will end in 2011. An operational failure or loss of XM-3 or XM-4 would, at least temporarily, affect the quality of our service, and could interrupt the continuation of our service and harm our business. We likely would not be able to complete and launch our XM-5 satellite before late 2009 or early 2010. In the event of any satellite failure prior to that time, we would need to rely on its back-up satellites, XM-1 and XM-2. There can be no assurance that restoring service through XM-1 and XM-2 would allow us to maintain adequate broadcast signal strength through the in-service date of XM-5, particularly if XM-1 or XM-2 were to suffer unanticipated additional performance degradation or experience an operational failure.

In addition, our network of terrestrial repeaters communicates with one of our satellites. If the satellite communicating with our repeater network fails unexpectedly, the service would be disrupted for several hours or longer.

In the ordinary course of operation, satellites experience failures of component parts and operational and performance anomalies. Components on our in-orbit satellites have failed and from time to time we have experienced anomalies in the operation and performance of these satellites. These failures and anomalies are expected to continue in the ordinary course, and it is impossible to predict if any of these future events will have a material adverse effect on our operations or the useful life of our existing in-orbit satellites.

Potential satellite losses may not be covered by insurance.

We maintain in-orbit insurance covering our primary satellites broadcasting the XM service, but not on our back-up satellites. Any insurance proceeds will not fully cover our losses. For example, the insurance covering our satellites does not cover the full cost of constructing, launching and insuring new satellites or our in-orbit spare satellites, nor will it cover and we do not have protection against business interruption, loss of business or similar losses. Our insurance contains customary exclusions, material change and other conditions that could limit recovery under those policies. Further, any insurance proceeds may not be received on a timely basis in order to launch a spare satellite or construct and launch a replacement satellite or take other remedial measures. In addition, our policies are subject to limitations involving uninsured losses, large satellite performance deductibles and policy limits that may not be sufficient to cover losses. If we experience a loss that is uninsured or that exceeds policy limits, this may impair its ability to make timely payments on its outstanding debt and other financial obligations.

Failure to comply with FCC requirements could damage our business.

We hold an FCC license and authorizations to operate a commercial satellite radio service in the United States, including authorizations for satellites and terrestrial repeaters, and related authorizations. The FCC generally grants licenses and authorizations for a fixed term. Although we expect our license and authorizations to be renewed in the ordinary course upon their expiration, there can be no assurance that this will be the case. Any assignment or transfer of control of any of our FCC license or authorizations must be approved in advance by the FCC.

The operation of our satellite radio system is subject to significant regulation by the FCC under authority granted through the Communications Act and related federal law. We are required, among other things, to operate only within specified frequencies; to meet certain conditions regarding the interoperability of our satellite radios with those of other licensed satellite radio systems; to coordinate our satellite radio service with radio systems operating in the same range of frequencies in neighboring countries; and to coordinate our communications links to our satellites with other systems that operate in the same frequency band. Non-compliance by us with these requirements or other conditions or with other applicable FCC rules and regulations could result in fines, additional license conditions, license revocation or other detrimental FCC actions. There is no guarantee that the FCC will not modify its rules and regulations in a manner that would have a material impact on our operations.

The terms of our license, the order of the FCC approving the Merger, and the consent decree we entered into with the FCC require us to meet certain conditions. We have agreed to implement a number of voluntary commitments, including programming, minority and public interest, equipment, subscription rates, and other service commitments. Non-compliance with these conditions could result in fines, additional license conditions, license revocation or other detrimental FCC actions.

The FCC has not yet issued final rules permitting us to operate and deploy terrestrial repeaters to fill gaps in our satellite coverage. We are operating our terrestrial repeaters on a “non-interference” basis pursuant to grants of special temporary authority from the FCC. The FCC’s final terrestrial repeater rules may require us to reduce the power of our terrestrial repeaters or limit our ability to deploy additional repeaters. If the FCC requires us to reduce significantly the number or power of our terrestrial repeaters, this would have an adverse effect on the quality of our service in certain markets and/or cause us to alter our terrestrial repeater infrastructure at a substantial cost. If the FCC limits our ability to deploy additional terrestrial repeaters, our ability to improve any deficiencies in our service quality that may be identified in the future would be adversely affected.

The anticipated benefits of the Merger may not be realized fully or may take longer to realize than expected.

The Merger involved the integration of two companies that have previously operated independently with principal offices in two distinct locations and technologically different satellite radio platforms. We are devoting significant management attention and resources to integrating the companies. Delays in this process could adversely affect our business, financial results and financial condition. Even if we are able to integrate our business operations with SIRIUS successfully, there can be no assurance that this integration will result in the realization of the full benefits of synergies, cost savings, innovation and operational efficiencies that may be possible from this integration. In addition, the indentures and credit agreements governing SIRIUS’ indebtedness and our indebtedness contain covenants that restrict the integration of these two operating companies, which may in certain instances impede the realization of cost savings.

We may from time to time modify our business plan, and these changes could adversely affect us and our financial condition.

We regularly evaluate our plans and strategy. These evaluations often result in changes to our plans and strategy, some of which may be material and significantly change our cash requirements. These changes in our plans or strategy may include: the acquisition of unique or compelling programming; the introduction of new features or services; significant new or enhanced distribution arrangements; investments in infrastructure, such as satellites, equipment or radio spectrum; and acquisitions of third parties that own programming, distribution, infrastructure, assets, or any combination of the foregoing.

Our business might never become profitable.

As of December 31, 2008, we had an accumulated deficit of approximately $6.4 billion.

We expect our cumulative net losses to grow as we make payments under various contracts, incur marketing and subscriber acquisition costs and make interest payments on existing debt. If we are unable ultimately to generate sufficient revenues to become profitable and generate positive cash flow, we could default on our commitments and there is a risk that we would be unable to make the required payments on our indebtedness.

Demand for our service may be insufficient for it to become profitable.

We cannot estimate with any certainty whether consumer demand for our service will be sufficient for us to continue to increase the number of subscribers to our service. Our satellite radio service has experienced a significant decrease in new subscriptions from retail subscribers and most new subscription growth has come from automakers, many of which have experienced recent and dramatic decreases in sales.

Among other things, continuing and increased consumer acceptance of our service will depend upon:

•	the willingness of consumers, on a mass-market basis, to pay subscription fees for radio;

•	the cost, features and availability of radios; and

•	the marketing and pricing strategies we employ and those employed by our competitors.

If demand for our products and service does not continue to increase, we may not be able to generate enough revenues to generate positive cash flow or to become profitable.

Programming is an important part of our service, and the costs to renew our programming arrangements may be more than anticipated.

Third-party content is an important part of our satellite radio service, and we compete with many entities for content. We have entered into a number of important content arrangements, including an agreement with Major League Baseball, which require us to pay substantial sums. Our agreement with MLB expires at the end of the 2012 baseball season. As these agreements expire, we may not be able to negotiate renewals of one or more of these agreements, or renew such agreements at costs we believe are attractive.

In addition, we may not be able to obtain additional third-party content within the costs contemplated by our business plan.

We must maintain and pay license fees for music rights.

We must maintain music programming royalty arrangements with, and pay license fees to, BMI, ASCAP and SESAC. These organizations negotiate with copyright users, collect royalties and distribute them to songwriters and music publishers. We have agreements with ASCAP and SESAC through December 2011. We do not have a definitive agreement with BMI, and we continue to operate under an interim agreement with BMI. There can be no assurance that the BMI royalty fee will remain at the current level when the pending agreement is finalized.

Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, we pay royalties to copyright owners of sound recordings. Those royalty rates may be established through negotiation or, if negotiation is unsuccessful, by the CRB. We participated in a CRB proceeding in order to set the royalty rate payable by our satellite radio service under the statutory license covering the performance of sound recordings for the six-year period starting in January 2007.

Higher than expected costs of attracting new subscribers, higher subscriber turnover or weaker than expected advertising revenue could each adversely affect our financial performance and operating results.

We are spending substantial funds on advertising and marketing and in transactions with automakers, radio manufacturers, retailers and others to obtain and attract subscribers. If the costs of attracting new subscribers are greater than expected, our financial performance and operating results could be adversely affected.

We are experiencing, and expect to continue to experience, subscriber turnover, or churn. If we are unable to retain our current subscribers, or the costs of retaining subscribers are higher than we expect, our financial performance and operating results could be adversely affected. We cannot predict how successful we will be at retaining customers who purchase or lease vehicles that include a subscription to their satellite radio services. Over the past several quarters, we have retained approximately 47% to 50% of the customers who received a promotional subscription as part of the purchase or lease of a new vehicle.

We cannot predict the amount of churn we will experience over the longer term. Our inability to retain customers who either purchase or lease new vehicles with its service beyond the promotional period, or who purchase or lease a new vehicle that includes a prepaid subscription to its service, and subscriber churn could adversely affect our financial performance and results of operations.

Our ability to generate advertising revenues is directly affected by general economic conditions, the number of subscribers to our service and the amount of time subscribers spend listening to the talk and entertainment channels or the traffic and weather services. General economic conditions are affecting our ad revenues. Our ability to generate advertising revenues also depends on several factors, including the level and type of penetration of our service, competition for advertising dollars from other media, and changes in the advertising industry and the economy generally. We directly compete for audiences and advertising revenues with traditional AM/FM radio stations and other media, some of which maintain longstanding relationships with advertisers and possess greater resources.

Rapid technological and industry changes could make our services obsolete.

The audio entertainment industry is characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations, and evolving standards. If we are unable to keep pace with these changes, our business may be unsuccessful. Products using new technologies, or emerging industry standards, could make our technologies obsolete or less competitive in the marketplace.

Our broadcast studios, terrestrial repeater network, satellite uplink facilities or other ground facilities could be damaged by natural catastrophes or terrorist activities.

An earthquake, tornado, flood, terrorist attack or other catastrophic event could damage our broadcast studios, terrestrial repeater networks or satellite uplink facilities, interrupt our service and harm our business. We do not have replacement or redundant facilities that can be used to assume the functions of our terrestrial repeater network. We do have redundant facilities that can be used to assume immediately many of the functions of our broadcast studios and satellite uplink facilities in the event of a catastrophic event.

Any damage to the satellite that transmits to our terrestrial repeater network would likely result in degradation of our service for some subscribers and could result in complete loss of service in certain or all areas. Damage to our satellite uplink facilities could result in a complete loss of our service until we could transfer our operations to our back-up facilities.

Consumers could pirate our services.

Individuals who engage in piracy may be able to obtain or rebroadcast our satellite radio service or access our Internet transmission without paying the subscription fee. Although we use encryption technologies to mitigate the risk of signal theft, such technologies may not be adequate to prevent theft of the signals. If signal theft becomes widespread, it could harm our business.

The unfavorable outcome of pending or future litigation could have a material adverse effect.

We are parties to several legal proceedings arising out of various aspects of our business. We are defending all claims against us. There can be no assurance regarding a favorable outcome of any of these proceedings, or that an unfavorable outcome would not have a material adverse effect on our business or financial results.

Our business may be impaired by third-party intellectual property rights.

Development of our system has depended largely upon the intellectual property that we have developed, as well as intellectual property licensed from third parties. If the intellectual property that we have developed or use is not adequately protected, others will be permitted to and may duplicate portions of our satellite radio systems or services without liability. In addition, others may challenge, invalidate, render unenforceable or circumvent our intellectual property rights, patents or existing sublicenses or we may face significant legal costs in connection with defending and enforcing those intellectual property rights. Some of the know-how and technology we have developed, and plan to develop, is not now, nor will be, covered by U.S. patents or trade secret protections. Trade secret protection and contractual agreements may not provide adequate protection if there is any unauthorized use or disclosure. The loss of necessary technologies could require us to obtain substitute technology of lower quality performance standards, at greater cost or on a delayed basis, which could harm our business.

Other parties may have patents or pending patent applications, which will later mature into patents or inventions that may block our ability to operate our system or license technologies. We may have to resort to litigation to enforce our rights under license agreements or to determine the scope and validity of other parties’ proprietary rights in the subject matter of those licenses. This may be expensive. Also, we may not succeed in any such litigation.

Third parties may assert claims or bring suit against us for patent, trademark, or copyright infringement, or for other infringement or misappropriation of intellectual property rights. Any such litigation could result in substantial cost, and diversion of effort and adverse findings in any proceeding could subject us to significant liabilities to third parties; require us to seek licenses from third parties; block our ability to operate our system or license our technology; or otherwise adversely affect our ability to successfully develop and market our satellite radio system.

Electromagnetic interference from others could damage our business.

Our satellite radio service may be subject to interference caused by other users of radio frequencies, such as RF lighting and ultra-wideband (“UWB”) technology and Wireless Communications Service (“WCS”) users. The FCC is seeking comment on proposals by certain WCS licensees for modification of rules regarding their operations in spectrum adjacent to satellite radio, including rule changes to facilitate mobile broadband services in the WCS frequencies. We are participating actively in this proceeding and have opposed the changes requested by WCS licensees out of a concern for their impact on the reception of satellite radio service. We cannot predict the outcome of the FCC proceeding, or the impact on satellite radio reception.

Liberty Media Corporation has significant influence over our business and affairs and its interests may differ from ours.

Liberty Media Corporation holds preferred stock that is convertible into 40% of the issued and outstanding shares of SIRIUS’ common stock. Pursuant to the terms of the preferred stock held by Liberty Media SIRIUS cannot take certain actions, such as issue equity or debt securities, without the consent of Liberty Media. Additionally, upon expiration of the waiting period under Hart-Scott-Rodino Act, Liberty Media has the right to designate six members of SIRIUS’ fifteen-member Board of Directors. SIRIUS expects Liberty Media to designate these directors shortly. As a result, Liberty Media has significant influence over business and affairs. The interests of Liberty Media may differ from the interests of other holders of SIRIUS’ common stock. The extent of Liberty Media’s stock ownership in SIRIUS also may have the effect of discouraging offers to acquire control of SIRIUS and may preclude holders of SIRIUS’ common stock from receiving any premium above market price for their shares that may be offered in connection with any attempt to acquire control of SIRIUS.

We depend on certain on-air talent with special skills. If we cannot retain these people, our business could suffer.

We employ, or independently contract with, on-air talent who maintain significant loyal audiences in or across various demographic groups. There can be no assurance that this on-air talent will remain with us or that we will be able to retain their respective audiences. If we lose the services of one or more of them, or fail to attract qualified replacement personnel, it could harm our business and future prospects.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Below is a list of the principal properties that we own or lease:

Location	Purpose	Own/Lease
Washington, DC	Office and studio/production facilities	Own
Washington, DC	Data center	Own
Deerfield Beach, FL	Office and technical/engineering facilities	Lease
New York, NY	Studio/production facilities @ Jazz at Lincoln Center	Lease
Nashville, TN	Studio/production facilities @ the Country Music Hall of Fame	Lease
Chicago, IL	Studio/production facility	Lease

We also own or lease other small facilities that we use as offices for our advertising sales personnel, studios and warehouse space. These facilities are not material to our business or operations.

In addition, we lease space for use in connection with the terrestrial repeater network that supports our service. In general, these leases are for space on building rooftops and communications towers. None of these individual leases is material to our business or operations.

ITEM 3.    LEGAL PROCEEDINGS

FCC Merger Order.    On July 25, 2008, the FCC adopted an order approving the Merger. The order became effective immediately upon adoption. This order was published in the Federal Register on September 8, 2008. On September 4, 2008, Mt. Wilson FM Broadcasters, Inc. filed a Petition for Reconsideration of the FCC’s merger order. This Petition for Reconsideration remains pending.

Appellate Review of FCC Merger and Consent Decree Orders.    Two different parties, U.S. Electronics and Michael Hartleib, sought appellate review of the FCC’s decision regarding the Merger. Each party also challenged the FCC’s decision to enter into the consent decrees resolving the investigations by the FCC’s Enforcement Bureau regarding certain non-compliant terrestrial repeaters and FM modulators contained in certain satellite radios. These matters were both filed in the United States Court of Appeals for the D.C. Circuit, and have been consolidated by the court. Subsequent to filing its initial request for appellate review, U.S. Electronics moved to both amend its original filing and submit an additional notice of appeal in order to comply with the statutory requirements for review of agency decisions. The FCC moved to dismiss both the Hartleib and the U.S. Electronics requests for review on the grounds that neither party has standing to challenge the merger order or the consent decrees, and further argued that the agency’s decision to enter into a consent decree is not reviewable by the court in these circumstances. Separately, the court issued a show cause order on its own motion that requires U.S. Electronics to demonstrate why its additional notice of appeal should not be dismissed as untimely. In January 2009, the court dismissed the appeals of both U.S. Electronics and Michael Hartleib.

Copyright Royalty Board Proceeding.    In January 2008, the Copyright Royalty Board, or CRB, of the Library of Congress issued its decision regarding the royalty rate payable under the statutory license covering the performance of sound recordings over our satellite digital audio radio service for the six-year period starting January 1, 2007 and ending December 31, 2012. Under the terms of the CRB’s decision, we paid a royalty of 6.0% of gross revenues, subject to certain exclusions, for 2007 and 2008, will pay 6.5% for 2009, 7.0% for 2010, 7.5% for 2011 and 8.0% for 2012. SoundExchange has appealed the decision of the CRB to the United States Court of Appeals for the District of Columbia Circuit. Final briefs in this matter were submitted to the United States Court of Appeals for the District of Columbia Circuit in February 2009 and oral argument is scheduled for March 2009.

Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc. and Warner Bros. Records Inc. v. XM Satellite Radio Inc.    In May 2006, the plaintiffs filed this action in the United States District Court for the Southern District of New York. The complaint seeks monetary damages and equitable relief, and alleges that our radios that include advanced recording functionality infringe upon plaintiffs’ copyrighted sound recordings. We filed a motion to dismiss this matter, and that motion was denied in January 2007. We have resolved the lawsuit with respect to Universal Music Group, Warner Music Group, Sony BMG Music Entertainment and EMI Group, and each of these parties has withdrawn as a party to the lawsuit and this lawsuit has been dismissed, with respect to such parties.

Music publishing companies and certain other record companies also have filed lawsuits, purportedly on a class basis, with similar allegations. We believe these allegations are without merit and that our products comply with applicable copyright law, including the Audio Home Recording Act. We intend to vigorously defend these matters. There can be no assurance regarding the ultimate outcome of these matters, or the significance, if any, to our business, consolidated results of operations or financial position.

Matthew Enderlin v. XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc.    In January 2006, the plaintiff filed this action in the United States District Court for the Eastern District of Arkansas on behalf of a purported nationwide class of all XM subscribers. The complaint alleges that we engaged in a deceptive trade practices under Arkansas and other state laws by representing that our music channels are commercial-free. The court stayed the litigation and directed the parties to arbitration. We instituted arbitration with the American Arbitration Association pursuant to the compulsory arbitration clause in its customer service agreement. The plaintiff has filed a counterclaim in the arbitration on behalf of the class that he seeks to represent. We believe this matter is without merit and intend to vigorously defend the ongoing arbitration. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to our business, consolidated results of operations or financial position.

Other Matters.    In the ordinary course of business, we are a defendant in various lawsuits and arbitration proceedings, including actions filed by former employees, parties to contracts or leases and owners of patents, trademarks, copyrights or other intellectual property. None of these actions are, in our opinion, likely to have a material adverse effect on our cash flows, financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted pursuant to General Instructions I(2)(c) of Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to the completion of the Merger, our common stock was traded on the Nasdaq Global Select Market under the symbol “XMSR.”

ITEM 6.    SELECTED FINANCIAL DATA

Our selected financial data set forth below with respect to the consolidated statements of operations for the periods from August 1, 2008 through December 31, 2008 (the Successor Period), from January 1, 2008 through July 31, 2008 (the Predecessor Period) and for the years ended December 31, 2007 and 2006 (Predecessor Periods) and with respect to the consolidated balance sheets at December 31, 2008 and 2007, are derived from our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Our selected financial data set forth below with respect to the consolidated statements of operations for the years ended December 31, 2005 and 2004, and with respect to the consolidated balance sheets at December 31, 2006, 2005 and 2004 are derived from our predecessor audited consolidated financial statements which are not included in this Annual Report. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 7 of this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Successor Entity	Predecessor Entity
(in thousands, except share and per share data)	August 1, 2008 Through December 31, 2008	January 1, 2008 Through July 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Statements of Operations Data:
Total revenue	$511,154	$731,194	$1,136,542	$933,417	$558,266	$244,443
Net loss	(6,438,185)	(322,458)	(682,381)	(718,872)	(666,715)	(642,368)

	Successor Entity	Predecessor Entity
	For the Year Ended December 31,	For the Years Ended December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Cash and cash equivalents	$206,740	$156,686	$218,216	$710,991	$717,867
Restricted investments	120,250	275	2,098	5,488	4,492
Total assets	4,336,785	1,609,230	1,840,618	2,223,661	1,821,635
Long-term debt, net of current portion	1,439,102	1,480,639	1,286,179	1,035,584	948,741
Stockholder’s (deficit) equity (1)	(575,554)	(984,303)	(397,880)	80,948	336,163

(1)	No cash dividends were declared or paid in any of the periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of events could differ materially from those projected in forward-looking statements due to a number of factors, including those described under “Item 1A — Risk Factors” and elsewhere in this Annual Report. See “Explanatory Note” and “Special Note Regarding Forward-Looking Statements.”

(All dollar amounts referenced in this Item 7 are in thousands, unless otherwise stated.)

Executive Summary

We broadcast in the United States our music, sports, news, talk, entertainment, traffic and weather channels for a subscription fee through our proprietary satellite radio system. On July 28, 2008, XM Satellite Radio Holdings Inc. merged with and into Vernon Merger Corporation, a wholly-owned subsidiary of SIRIUS; and as a result, XM Satellite Radio Holdings Inc. is now a wholly-owned subsidiary of SIRIUS. Our system consists of four in-orbit satellites, over 700 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. Subscribers can also receive certain of our music and other channels over the Internet.

Our satellite radios are primarily distributed through automakers (“OEMs”); through retail locations; and through our website. We have agreements with major automakers to offer satellite radios as factory or dealer-installed equipment in their vehicles. Our radios are also offered to customers of rental car companies including Avis.

As of December 31, 2008, we had 9,850,741 subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle; active radios under our agreement with Avis; subscribers to XM Online, our Internet service; and certain subscribers to our weather, traffic and data services.

Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for prepaid and long-term subscriptions as well as discounts for multiple subscriptions. In 2009, we increased the discounted price for additional subscriptions from $6.99 per month to $8.99 per month. We also derive revenue from activation fees, the sale of advertising on select channels, the direct sale of satellite radios and accessories, and other ancillary services.

In certain cases, automakers include a subscription to our radio services in the sale or lease price of vehicles. The length of these prepaid subscriptions varies, but is typically three to twelve months. We reimburse various automakers for certain costs associated with satellite radios installed in their vehicles.

We also have an interest in a satellite radio service offered in Canada. Subscribers to the Canadian Satellite Radio Inc. (“XM Canada”) service are not included in our subscriber count.

XM Satellite Radio Holdings Inc., together with its subsidiaries, now operates as an unrestricted subsidiary under the agreements governing SIRIUS’ existing indebtedness. As an unrestricted subsidiary, transactions between the companies are required to comply with various contractual provisions in our respective debt instruments.

Results of Operations

As a result of the consummation of the Merger, the financial results have been presented separately for the “Predecessor Entity” period, January 1, 2008 through July 31, 2008, and for the “Successor Entity” period, August 1, 2008 through December 31, 2008. To facilitate a comparison of our results, we combined the period from January 1, 2008 through December 31, 2008 in our discussions below, as we believe this combination is useful to provide the reader a more accurate comparison. However, due to certain adjustments to our assets and liabilities in connection with accounting for the Merger, results for the Successor Entity and Predecessor Entity combined may not be indicative of our future results. This combination is not a U.S. GAAP measure and it is provided to enhance the reader’s understanding of the results of operations for the periods presented.

	Successor Entity	Predecessor Entity	Combined
(in thousands, except per share data)	August 1, 2008 Through December 31, 2008	January 1, 2008 Through July 31, 2008	Year Ended December 31, 2008
Revenue:
Subscriber revenue, including effects of rebates	$467,489	$664,850	$1,132,339
Advertising revenue, net of agency fees	10,010	22,743	32,753
Equipment revenue	18,991	13,397	32,388
Other revenue	14,664	30,204	44,868

Total revenue	511,154	731,194	1,242,348
Operating expenses (depreciation and amortization shown separately below) (1):
Cost of services:
Satellite and transmission	29,852	46,566	76,418
Programming and content	47,621	117,156	164,777
Revenue share and royalties	91,132	166,606	257,738
Customer service and billing	59,767	82,947	142,714
Cost of equipment	12,299	20,013	32,312
Sales and marketing	76,104	126,054	202,158
Subscriber acquisition costs	64,865	174,083	238,948
General and administrative	47,322	116,444	163,766
Engineering, design and development	11,658	23,045	34,703
Impairment of goodwill	6,601,046	—	6,601,046
Depreciation and amortization	94,310	88,749	183,059

Total operating expenses	7,135,976	961,663	8,097,639

Loss from operations	(6,624,822)	(230,469)	(6,855,291)
Other income (expense):
Interest and investment income	3,296	3,013	6,309
Interest expense, net of amounts capitalized	(107,155)	(73,937)	(181,092)
Gain on change in value of embedded derivative	322,347	—	322,347
Loss on investments	(25,762)	(13,010)	(38,772)
Other expense	(5,126)	(6,543)	(11,669)

Total other income (expense)	187,600	(90,477)	97,123

Loss before income taxes	(6,437,222)	(320,946)	(6,758,168)
Income tax expense	(963)	(1,512)	(2,475)

Net loss	$(6,438,185)	$(322,458)	$(6,760,643)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:
Satellite and transmission	$1,282	$2,745	$4,027
Programming and content	2,152	4,949	7,101
Customer service and billing	831	1,869	2,700
Sales and marketing	2,068	7,047	9,115
Subscriber acquisition costs	—	—	—
General and administrative	9,851	13,200	23,051
Engineering, design and development	1,790	4,675	6,465

Total share-based payment expense	$17,974	$34,485	$52,459

Our discussion of our results of operations, along with the selected financial information in the tables that follow, includes the following non-GAAP financial measures: average monthly self-pay churn; conversion rate; average monthly revenue per subscriber, or ARPU; SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; free cash flow; and adjusted loss from operations. We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used for internal management purposes, when publicly providing the business outlook, and as a means to evaluate period-to-period comparisons. Please refer to the footnotes following our discussion of results of operations (see pages 30 to 32) for the definitions and further discussion of usefulness of such non-GAAP financial measures.

Subscribers and Key Operating Metrics:

The following tables contain a breakdown of our subscribers and key operating metrics for the years ended December 31, 2008, 2007 and 2006:

	For the Years Ended December 31,
	2008	2007	2006
Beginning subscribers	9,026,837	7,628,552	5,932,957
Gross subscriber additions	3,956,653	3,893,773	3,871,486
Deactivated subscribers	(3,132,749)	(2,495,488)	(2,175,891)

Net additions	823,904	1,398,285	1,695,595

Ending subscribers	9,850,741	9,026,837	7,628,552

Retail	4,319,632	4,598,006	4,412,755
OEM	5,442,724	4,367,636	3,210,363
Rental	88,385	61,195	5,434

Ending subscribers	9,850,741	9,026,837	7,628,552

Retail	(278,374)	192,560	811,661
OEM	1,075,088	1,154,100	922,428
Rental	27,190	51,625	(38,494)

Net additions	823,904	1,398,285	1,695,595

	For the Years Ended December 31,
	2008	2007	2006
Average monthly self-pay churn (1)(7)	1.73%	1.75%	1.77%
Conversion rate (2)(7)	50.7%	52.7%	53.3%
ARPU (3)(7)	$10.14	$10.74	$10.70
SAC, as adjusted, per gross subscriber addition (4)(7)	$60	$73	$65
Customer service and billing expenses, as adjusted, per average subscriber (5)(7)	$1.22	$1.25	$1.26
Total revenue	$1,242,348	$1,136,542	$933,417
Free cash flow (6)(7)	$(288,112)	$(286,245)	$(733,720)
Adjusted loss from operations (8)	$(18,727)	$(238,042)	$(166,172)
Net loss	$(6,760,643)	$(682,381)	$(718,872)

Subscribers. We ended 2008 with 9,850,741 subscribers, an increase of 9% since 2007. Since December 31, 2007, 278,374 net retail    subscribers deactivated and 1,075,088 net OEM subscribers activated, resulting in a decrease of 6% and an increase of 25% in retail and OEM subscribers, respectively. Gross additions in our OEM channel continued to grow as automakers continued to increase the portion of their vehicles which incorporates satellite radio.

ARPU.    Total ARPU for the year ended December 31, 2008 was $10.14, compared to $10.74 for the year ended December 31, 2007. The decrease was driven by an increase in the mix of discounted OEM promotional trials, subscriber winback programs, second subscribers, the effects of purchase price accounting adjustments and subscriber growth exceeding the growth in advertising revenues.

We expect ARPU to fluctuate based on the growth of our subscriber base, promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices, advertising sales and the identification of additional revenue from subscribers.

SAC, As Adjusted, Per Gross Subscriber Addition.    SAC, as adjusted, per gross subscriber addition was $60 and $73 for the years ended December 31, 2008 and 2007, respectively. The decrease was primarily driven by the effect of purchase price accounting adjustments and improved equipment margin.

We expect SAC, as adjusted, per gross subscriber addition to decline as the costs of subsidized components of XM radios decrease in the future. Our SAC, as adjusted, per gross subscriber addition will continue to be impacted by changes in our mix of OEM and retail additions.

Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber.    Customer service and billing expenses, as adjusted, per average subscriber decreased from $1.25 to $1.22 for the years ended December 31, 2008 and 2007, respectively. The decline was primarily due to efficiencies across a larger subscriber base.

We expect customer service and billing expenses, as adjusted, per average subscriber to decrease on an annual basis as our subscriber base grows due to scale efficiencies in our call centers and other customer care and billing operations.

Adjusted Loss from Operations.    For the years ended December 31, 2008 and 2007, adjusted loss from operations was $18,727 and $238,042, respectively, a decrease of $219,315. The decrease was primarily driven by an increase in subscriber revenue of $107,506 as a result of a 9% increase in our subscriber base, a net benefit from the effect of purchase price accounting adjustments of $60,096 and improvements in subscriber acquisition costs and general and administrative expenses of $20,195 and $24,808, respectively.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007 and Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Total Revenue

Subscriber Revenue.    Subscriber revenue includes subscription fees, activation fees and the effects of rebates.

•

2008 vs. 2007:    For the years ended December 31, 2008 and 2007, subscriber revenue was $1,132,339 and $1,024,833, respectively, an increase of 10% or $107,506. The increase was attributable to the 9% growth of subscribers to our service in 2008.

•

2007 vs. 2006:    For the years ended December 31, 2007 and 2006, subscriber revenue was $1,024,833 and $841,818, respectively, an increase of 22% or $183,015. This increase was due primarily to the 18% increase in ending subscribers.

The following table contains a breakdown of our subscriber revenue for the periods presented:

	Successor Entity	Predecessor Entity
	August 1, 2008, Through December 31, 2008	January 1, 2008 Through July 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Subscription fees	$467,832	$653,755	$1,007,777	$830,065
Activation fees	319	11,855	19,354	16,192
Effect of rebates	(662)	(760)	(2,298)	(4,439)

Total subscriber revenue	$467,489	$664,850	$1,024,833	$841,818

Future subscriber revenue will be dependent upon, among other things, the growth of our subscriber base, promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices and the identification of additional revenue streams from subscribers.

Advertising Revenue. Advertising revenue includes the sale of advertising on our non-music channels, net of agency fees. Agency fees are based on a contractual rate applied to gross billing revenue.

•

2008 vs. 2007:    For the years ended December 31, 2008 and 2007, net advertising revenue was $32,753 and $39,148, respectively, which represents a decrease of $6,395. The decrease was driven by lower advertising spot sales compared to December 31, 2007.

•

2007 vs. 2006:    For the years ended December 31, 2007 and 2006, net advertising revenue was $39,148 and $35,330, respectively, which represents an increase of $3,818. This increase was driven by increased spending by certain existing advertisers as well as the addition of new advertisers and increased rates driven by a larger subscriber base, all within the context of an overall softness in radio advertising.

We expect advertising revenue to grow as our subscribers increase, as we continue to improve brand awareness and content, and as we increase the size and effectiveness of our advertising sales force. Advertising revenue is subject to fluctuation based on the national advertising environment.

Equipment Revenue. Equipment revenue includes revenue and royalties from the sale of radios, components and accessories.

•

2008 vs. 2007:    For the years ended December 31, 2008 and 2007, equipment revenue was $32,388 and $28,333, respectively, an increase of $4,055. The increase was primarily due to an increase in royalties partially offset by a decrease in the number of radios sold through our direct to consumer distribution channel.

•

2007 vs, 2006:    For the years ended December 31, 2007 and 2006, equipment revenue was $28,333 and $21,720, respectively, an increase of $6,613. The increase was driven primarily by sales of component inventory to manufacturers of our radios and additional shipping revenue.

We expect equipment revenue to increase as we introduce new products, integrate with SIRIUS products and as sales grow through our direct to consumer distribution channel.

Operating Expenses

Satellite and Transmission.    Satellite and transmission expenses consist of costs associated with the operation and maintenance of our satellites; satellite telemetry, tracking and control system; terrestrial repeater network; satellite uplink facility; and broadcast studios.

•

2008 vs. 2007:    For the years ended December 31, 2008 and 2007, satellite and transmission expenses were $76,418 and $81,036, respectively, a decrease of $4,618. As of December 31, 2008 and 2007, we had over 700 terrestrial repeaters in operation. Satellite and transmission expense decreased compared to December 31, 2007 primarily as a result of decreased terrestrial repeater network costs.

•

2007 vs. 2006:    For the years ended December 31, 2008 and 2007, satellite and transmission expenses were $81,036 and $72,068, respectively, an increase of $8,968. As of December 31, 2007 and 2006, we had over 700 terrestrial repeaters in operation. Satellite and transmission expense increased compared to December 31, 2006 as a result of in-orbit insurance premiums, operating and performance incentives related to XM-4, which was launched in October 2006.

We expect satellite and transmission expenses to decrease as we consolidate terrestrial repeater sites and other satellite and transmission activities as well as realize other cost savings as a result of the Merger.

Programming and Content.    Programming and content expenses include costs to acquire, create and produce content and on-air talent costs. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees, share advertising revenue, purchase advertising on media properties owned or controlled by the licensor and pay other guaranteed amounts. Purchased advertising is recorded as a sales and marketing expense, and the cost of sharing advertising revenue is recorded as Revenue share and royalties in the period the advertising is broadcast.

•

2008 vs. 2007:    For the years ended December 31, 2008 and 2007, programming and content expenses were $164,777 and $183,900, respectively, a decrease of $19,123. The decrease was primarily attributable to the lower costs recognized subsequent to the Merger due to the impact of purchase price accounting adjustments.

•

2007 vs. 2006:    For the years ended December 31, 2007 and 2006, programming and content expenses were $183,900 and $165,196, respectively, an increase of $18,704. The increase was primarily attributable to costs of new programming initiatives. In addition, personnel costs increased compared to the same period in 2006.

Our programming and content expenses, excluding share-based payment expenses, is expected to decrease as a result of the Merger, as we reduce duplicate programming and content cost.

Revenue Share and Royalties.    Revenue share and royalties include distribution and content provider revenue share, residuals and broadcast and web streaming royalties. Residuals are monthly fees paid based upon the number of subscribers using radios purchased from retailers. Advertising revenue share is recorded to revenue share and royalties in the period the advertising is broadcast.

•

2008 vs. 2007:    For the years ended December 31, 2008 and 2007, revenue share and royalties were $257,738 and $256,344, respectively, an increase of $1,394. This increase was primarily attributable to the determination by the of the royalty rate under the statutory license covering the performance of sound recordings by the Copyright Royalty Board; and a 10% growth in our subscription revenue.

•

2007 vs. 2006:    For the years ended December 31, 2007 and 2006, revenue share and royalties were $256,344 and $149,010, respectively, an increase of $107,334. This increase was primarily attributable to an increase in shared revenue with distributors, an increase in performance rights royalties due mainly to an increase in royalty rates as a result of the Copyright Royalty Board ruling that was effective retroactively to the beginning of 2007 and an increase in costs related to settlements with certain parties in an ongoing suit regarding our radios with advanced recording functionality.

We expect these costs to increase as we continue to experience revenue growth and expand our distribution of radios through automakers and retailers, and as a result of increases in the royalty for sound recording performances.

Customer Service and Billing.    Customer service and billing expenses include costs associated with the operation of our customer service centers and subscriber management system as well as bad debt expense.

•

2008 vs. 2007:    For the years ended December 31, 2008 and 2007, customer service and billing expenses were $142,714 and $126,776, respectively, an increase of $15,938. This increase was primarily due to higher call center operating costs necessary to accommodate the increase in our subscriber base and higher total transaction fees on the larger customer base.

•

2007 vs. 2006:    For the years ended December 31, 2007 and 2006, customer service and billing expenses were $126,776 and $104,871, respectively, an increase of $21,905. This increase was primarily due to our subscriber growth that resulted in increased support and personnel costs compared to the same period in 2006. Customer service and billing expenses, excluding share-based payment expense, increased 20% compared with an increase in subscribers of 18% year over year.

We expect our customer care and billing expenses to decrease on a per subscriber basis, but increase overall as our subscriber base grows due to increased call center operating costs, transaction fees and bad debt expense.

Cost of Equipment.    Cost of equipment includes costs from the sale of our radios, components and accessories.

•

2008 vs. 2007:    For the years ended December 31, 2008 and 2007, cost of equipment was $32,312 and $62,003, respectively, a decrease of $29,691. The decrease was primarily attributed to fewer radios sold through our direct to consumer distribution channel and lower inventory related charges for obsolescence.

•

2007 vs. 2006:    For the years ended December 31, 2007 and 2006, cost of equipment was $62,003 and $48,949, respectively, an increase of $13,054. The increase was primarily the result of increases in the volume of radios sold and excess and obsolete inventory charges.

We expect cost of equipment to vary in the future with changes in sales through our direct to consumer distribution channel.

Sales and Marketing.    Sales and marketing expenses include costs for advertising, media and production, including promotional events and sponsorships; cooperative marketing; customer retention and compensation. Cooperative marketing costs include fixed and variable payments to reimburse retailers and automakers for the cost of advertising and other product awareness activities.

•

2008 vs. 2007:    For the years ended December 31, 2008 and 2007, sales and marketing expenses were $202,158 and $269,930, respectively, a decrease of $67,772. Excluding share-based payment expenses of $9,115 and $24,452 for the years ended December 31, 2008 and 2007, respectively, sales and marketing expenses decreased $52,435 from $245,478 to $193,043. Included in the 2007 share-based payment expense is $12,833 due to a one-time payment for the termination of a contract. This decrease was primarily attributable to lower consumer advertising and reduced cooperative marketing spend with our distributors.

•

2007 vs. 2006:    For the years ended December 31, 2007 and 2006, sales and marketing expenses were $269,930 and $241,942, respectively, an increase of $27,988. Excluding share-based payment expenses of $24,452 and $11,097 for the years ended December 31, 2007 and 2006, respectively, sales and marketing expenses increased $14,633 from $230,845 to $245,478. Included in the 2007 share-based payment expense is $12,833 due to a one-time payment for the termination of a contract. This increase was primarily due to the termination of a contract.

We expect sales and marketing expenses, excluding share-based payment expense, to decrease as we consolidate our advertising and promotional activities with SIRIUS, gain efficiencies in marketing management and eliminate overlapping distribution support costs.

Subscriber Acquisition Costs.    Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include our radio and a prepaid subscription to our service in the sale or lease price of a new vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; commissions paid to retailers and automakers as incentives to purchase, install and activate our radios; product warranty obligations; and compensation costs associated with stock-based awards granted in connection with certain distribution agreements. The majority of subscriber acquisition costs are incurred and expensed in advance or concurrent with acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of our radios and revenue share payments to automakers and retailers of our radios.

•

2008 vs. 2007:    For the years ended December 31, 2008 and 2007, subscriber acquisition costs were $238,948 and $259,143, respectively, a decrease of $20,195. Excluding share-based payment expenses of $0 and $9,167 for the years ended December 31, 2008 and 2007, respectively, subscriber acquisition costs decreased $11,028 from $249,976 to $238,948. The 2007 share-based payment expense of $9,167 was due to a one-time payment for the termination of a contract. This decrease was primarily driven by purchase price accounting adjustments associated with the Merger, along with lower retail and OEM subsidies due to better product economics.

•

2007 vs. 2006:    For the years ended December 31, 2007 and 2006, subscriber acquisition costs were $259,143 and $224,862, respectively, an increase of $34,281. Excluding share-based payment expenses of $9,167 and $0 for the years ended December 31, 2007 and 2006, respectively, subscriber acquisition costs increased $25,114 from $224,862 to $249,976. The 2007 share-based payment expense of $9,167 was due to a one-time payment for the termination of a contract. This increase was driven primarily by an increase in the number of OEM radios installed and activated, partially offset by decreases in hardware subsidies and promotions.

We expect total subscriber acquisition costs, to fluctuate as increases or decreases in our gross subscriber additions are accompanied by continuing declines in the costs of subsidized components of our radios. We intend to continue to offer subsidies, commissions and other incentives to acquire subscribers.

General and Administrative.    General and administrative expenses include rent and occupancy, finance, legal, human resources, information technology and investor relations costs.

•

2008 vs. 2007:    For the years ended December 31, 2008 and 2007, general and administrative expenses were $163,766 and $188,574, respectively, a decrease of $24,808. Excluding share-based payment expenses of $23,051 and $28,289 for the years ended December 31, 2008 and 2007, respectively, general and administrative expenses decreased $19,570 from $160,285 to $140,715. This decrease was the result of increased costs in 2007, including increased compensation costs and increased legal fees associated with regulatory inquiries.

•

2007 vs. 2006:    For the years ended December 31, 2007 and 2006, general and administrative expenses were $188,574 and $123,309, respectively, an increase of $65,265. Excluding share-based payment expenses of $28,289 and $30,549 for the years ended December 31, 2007 and 2006, respectively, general and administrative expenses increased $67,525 from $92,760 to $160,285. This increase was driven primarily by $29,507 in costs related to the then pending merger with Sirius, $16,467 in legal fees associated with various legal proceedings and regulatory inquiries and $4,838 in compensation expense.

We expect our general and administrative expenses, excluding share-based payment expense, to decrease in future periods as we realize cost savings as a result of the Merger. General and administrative expenses may fluctuate in certain periods as a result of litigation costs.

Engineering, Design and Development.    Engineering, design and development expenses include costs to develop our future generation of chip sets and new products, research and development for broadcast information, and costs associated with the incorporation of radios into vehicles manufactured by automakers.

•

2008 vs. 2007:    For the years ended December 31, 2008 and 2007, engineering, design and development expenses were $34,703 and $33,077, respectively, an increase of $1,626. Excluding share-based payment expenses of $6,465 and $7,929 for the years ended December 31, 2008 and 2007, respectively, engineering, design and development expenses increased $3,090 from $25,148 to $28,238. This increase was primarily attributable to increased OEM and product development costs.

•

2007 vs. 2006:    For the years ended December 31, 2007 and 2006, engineering, design and development expenses were $33,077 and $37,428, respectively, a decrease of $4,351. This decrease was driven primarily by lower development costs, partially offset by an increase in personnel costs.

We expect engineering, design and development expenses, excluding share-based payment expense, to decrease in future periods as we realize cost savings as a result of the Merger and gain efficiencies in engineering, design and development activities.

Other Income (Expense)

Interest and Investment Income.    Interest and investment income includes realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase.

•

2008 vs. 2007:    For the years ended December 31, 2008 and 2007, interest and investment income was $6,309 and $14,084, respectively, a decrease of $7,775. The decrease was primarily attributable to lower interest rates in 2008 and a lower cash balance.

•

2007 vs. 2006:    For the years ended December 31, 2007 and 2006, interest and investment income was $14,084 and $21,664, respectively, a decrease of $7,580. The decrease was primarily attributable to lower interest rates in 2007 and a lower cash balance.

Interest Expense.    Interest expense includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of our new satellite and launch vehicle.

•

2008 vs. 2007:    For the years ended December 31, 2008 and 2007, interest expense was $181,092 and $116,605, respectively, an increase of $64,487. Interest expense increased significantly due to the additional debt issuances in July and August 2008 as a result of the Merger, as well as the impact of the purchase price adjustments which set the existing debt at fair value and caused interest expense to increase. The increase in our interest expense was partially offset by the capitalized interest associated with satellite construction and the related launch vehicle.

•	2007 vs. 2006: For the years ended December 31, 2007 and 2006, interest expense was $116,605 and $121,304, respectively, a decrease of $4,699.

Gain on change in value of embedded derivative.    We are required to bifurcate the conversion feature of each of our exchangeable debt instruments, which are exchangeable into SIRIUS common stock, and recognize the changes in the fair value of these embedded derivatives in earnings. The fair value of these derivatives are impacted by the value of the underlying SIRIUS common shares.

•

2008 vs. 2007:    For the year ended December 31, 2008, we recorded a gain on change in value of embedded derivative of $322,347. As a result of the Merger, we recorded derivative liabilities reflecting the fair value of the embedded derivative as of the Merger date. Subsequent to July 28, 2008, the SIRIUS stock price decreased significantly resulting in a decreased fair value and a gain on the change in value of the derivative.

Income Taxes

Income Tax Expense.    Income tax expense primarily represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license and trade name, which is amortized over 15 years for tax purposes but not amortized for book purposes in accordance with U.S. generally accepted accounting principles.

•	2008 vs. 2007: We recorded income tax (expense) benefit of ($2,475) and $939 for the years ended December 31, 2008 and 2007, respectively.

•	2007 vs. 2006: We recorded income tax benefit of $939 and $14 for the years ended December 31, 2007 and 2006, respectively.

Footnotes to Results of Operations

(1)	Average self-pay monthly churn represents the average of self-pay deactivations by the period divided by the average self-pay subscriber balance for the period.

(2)	We measure the success of OEM subscribers on a promotional program based on the percentage of subscribers that receive the service and convert to self-paying after the initial paid promotion period. We refer to this as the “conversion rate.” At the time of sale, vehicle owners generally receive between three and twelve month prepaid trial subscriptions and we receive a subscription fee from the OEM with paid promotional trials. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for subscribers to respond to our marketing communications and become self-paying subscribers.

(3)	ARPU (Average Revenue Per Unit) is derived from total earned subscriber revenue and net advertising revenue divided by the daily weighted average number of subscribers for the period. ARPU is calculated as follows (in thousands, except for per subscriber amounts):

	For the Years Ended December 31,
	2008	2007	2006
Subscriber revenue	$1,132,339	$1,024,833	$841,818
Net advertising revenue	32,753	39,148	35,330

Total subscriber and net advertising revenue	$1,165,092	$1,063,981	$877,148

Daily weighted average number of subscribers	9,572,997	8,256,659	6,832,167
ARPU	$10.14	$10.74	$10.70

(a)	Under the original calculation of ARPU for the years ended December 31, 2007 and 2006, subscriber revenue excluded activation revenue and net advertising revenue was not included in the calculation. Net advertising revenue per subscriber was disclosed separately as a component of Total revenue per subscriber; while activation revenue per subscriber was a component of Activation, merchandise and other revenue per subscriber disclosed separately as a component of Total revenue per subscriber. The previously reported amounts for ARPU, Net advertising revenue per subscriber and Activation, merchandise and other revenue per subscriber were $10.15, $0.40 and $0.93 (of which $0.20 was related to activation revenue), respectively, or a total of $10.75 for the year ended December 31, 2007. The previously reported amounts for ARPU, Net advertising revenue per subscriber and Activation, merchandise and other revenue per subscriber were $10.09, $0.43 and $0.89 (of which $0.20 was related to activation revenue), respectively, or a total of $10.72 for the year ended December 31, 2006.

(4)	SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the sale of radios, component and accessories, excluding stock-based compensation divided by the number of gross subscriber additions for the period. SAC, as adjusted, per gross subscriber addition is calculated as follows (in thousands, except for per subscriber amounts):

	For the Years Ended December 31,
	2008	2007	2006
Subscriber acquisition cost	$238,948	$259,143	$224,862
Less: share-based payment expense granted to third parties and employees	—	(9,167)	—
Add: margin from direct sales of radios and accessories	(76)	33,670	27,229

SAC, as adjusted	$238,872	$283,646	$252,091

Gross subscriber additions	3,956,653	3,893,773	3,871,486
SAC, as adjusted, per gross subscriber addition	$60	$73	$65

(b)	Under the original definition of SAC, as adjusted, per gross subscriber addition, for the years ended December 31, 2007 and 2006, share-based payment expense was not excluded from the calculation. The previously reported amounts under the prior definition for the years ended December 31, 2007 and 2006 were $75 and $65, respectively.

(5)	Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the daily weighted average number of subscribers for the period. Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows (in thousands, except for per subscriber amounts):

	For the Years Ended December 31,
	2008	2007	2008
Customer service and billing expenses	$142,714	$126,776	$104,871
Less: share-based payment expense	(2,700)	(2,483)	(1,338)

Customer service and billing expenses, as adjusted	$140,014	$124,293	$103,533

Daily weighted average number of subscribers	9,572,997	8,256,659	6,832,167
Customer service and billing expenses, as adjusted, per average subscriber	$1.22	$1.25	$1.26

(6)	Free cash flow is calculated as follows:

	For the Years Ended December 31,
	2008	2007	2006
Net cash used in operating activities	$(243,847)	$(154,730)	$(462,091)
Additions to property and equipment	(44,290)	(133,338)	(275,019)
Merger related costs	—	—	—
Restricted and other investment activity	25	1,823	3,390

Free cash flow	$(288,112)	$(286,245)	$(733,720)

(7)	Average monthly self-pay churn; conversion rate; ARPU; SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; and free cash flow are not measures of financial performance under U.S. generally accepted accounting principles (“GAAP”). We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used by us for budgetary and planning purposes; when publicly providing our business outlook; as a means to evaluate period-to-period comparisons; and to compare our performance to that of our competitors. We also believe that investors also use our current and projected metrics to monitor the performance of our business and make investment decisions.

We believe the exclusion of share-based payment expense in our calculations of SAC, as adjusted, per gross subscriber addition and customer service and billing expenses, as adjusted, per average subscriber is useful given the significant variation in expense that can result from changes in the fair market value of our common stock, the effect of which is unrelated to the operational conditions that give rise to variances in the components of our subscriber acquisition costs and customer service and billing expenses. Specifically, the exclusion of share-based payment expense in our calculation of SAC, as adjusted, per gross subscriber addition is critical in being able to understand the economic impact of the direct costs incurred to acquire a subscriber and the effect over time as economies of scale are reached.

These non-GAAP financial measures are used in addition to and in conjunction with results presented in accordance with GAAP. These non-GAAP financial measures may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP.

(8)	We refer to net loss before taxes; other income (expense)-including interest and investment income, interest expense, depreciation, gain on change in value of embedded derivative, and goodwill impairment; and share-based payment expense as adjusted loss from operations. Adjusted income (loss) from operations is not a measure of financial performance under U.S. GAAP. We believe adjusted loss from operations is a useful measure of our operating performance. We use adjusted loss from operations for budgetary and planning purposes; to assess the relative profitability and on-going performance of our consolidated operations; to compare our performance from period–to-period; and to compare our performance to that of our competitors. We also believe adjusted loss from operations is useful to investors to compare our operating performance to the performance of other communications, entertainment and media companies. We believe that investors use current and projected adjusted loss from operations to estimate our current or prospective enterprise value and make investment decisions.

Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for interest and depreciation expense. We believe adjusted loss from operations provides useful information about the operating performance of our business apart from the costs associated with our capital structure and physical plant. The exclusion of interest and depreciation expense is useful given fluctuations in interest rates and significant variation in depreciation expense that can result from the amount and timing of capital expenditures and potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We believe the exclusion of taxes is appropriate for comparability purposes as the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. We also believe the exclusion of share-based payment expense is useful given the significant variation in expense that can result from changes in the fair market value of our common stock. To compensate for the exclusion of taxes, other income (expense), depreciation and share-based payment expense, we separately measure and budget for these items.

There are material limitations associated with the use of adjusted loss from operations in evaluating our company compared with net loss, which reflects overall financial performance, including the effects of taxes, other income (expense), depreciation and share-based payment expense. We use adjusted loss from operations to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to net loss as disclosed in our consolidated statements of operations. Since adjusted loss from operations is a non-GAAP financial measure, our calculation of adjusted loss from operations may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP.

Adjusted loss from operations is calculated as follows:

	Successor Entity	Predecessor Entity
	August 1, 2008 Through December 31, 2008	January 1, 2008 Through July 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Reconciliation of Net loss to Adjusted loss from operations:
Net loss as reported	$(6,438,185)	$(322,458)	$(682,381)	$(718,872)
Add back Net loss items excluded from Adjusted loss from operations:
Interest and investment income	(3,296)	(3,013)	(14,084)	(21,664)
Interest expense, net of amounts capitalized	107,155	73,937	116,605	121,304
Income tax expense	963	1,512	(939)	(14)
Gain on change in value of embedded derivative	(322,347)	—	—	—
Loss from redemption of debt	—	—	3,693	122,189
Loss on investments	25,762	13,010	56,156	99,801
Other expense (income)	5,126	6,543	9,513	(5,842)

Loss from operations	(6,624,822)	(230,469)	(511,437)	(403,098)
Impairment of goodwill	6,601,046	—	—	—
Depreciation and amortization	94,310	88,749	187,196	168,880
Share-based payment expense	17,974	34,485	86,199	68,046

Adjusted loss from operations	$88,508	$(107,235)	$(238,042)	$(166,172)

Liquidity and Capital Resources

Cash Flows for the Year Ended December 31, 2008 Compared with the Year Ended December 31, 2007 and for the Year Ended December 31, 2006

As of December 31, 2008, we had $206,740 in cash and cash equivalents compared with $156,686 as of December 31, 2007. We are required to maintain a minimum cash balance of $75 million under our debt covenants.

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands, except percentages):

		Successor Entity	Predecessor Entity
	Year Ended December 31, 2008	August 1, 2008 Through December 31, 2008	January 1, 2008 Through July 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Cash flows (used in) provided by operating activities	$(243,847)	$7,239	$(251,086)	$(154,730)	$(462,091)
Cash flows (used in) provided by investing activities	(53,715)	11,953	(65,668)	(131,515)	(264,447)
Cash flows provided by (used in) financing activities	347,616	(631,973)	979,589	224,715	233,763

Net increase (decrease) in cash and cash equivalents	50,054	(612,781)	662,835	(61,530)	(492,775)
Cash and cash equivalents at beginning of period	156,686	819,521	156,686	218,216	710,991

Cash and cash equivalents at end of period	$206,740	$206,740	$819,521	$156,686	$218,216

Net Cash Used in Operating Activities

•

2008 vs. 2007:    Net cash used in operating activities for the year ended December 31, 2008 was $243,847, consisting of a net loss of $6,760,643 adjusted for net non-cash expenses of $6,536,177 and $19,381 used in working capital as well as other operating activities. For the year ended December 31, 2007, the net cash used in operating activities was $154,730. The increase in the net cash used in operating activities is primarily attributable to a $120 million escrow payment made to MLB during 2008.

•

2007 vs. 2006:    Net cash used in operating activities was $154,730, consisting of a net loss of $682,381 adjusted for net non-cash expenses of $356,309 and $171,342 provided by working capital as well as other operating activities. Included in cash provided by working capital is a $91,834 increase in Subscriber deferred revenue, as a result of subscribers signing up for discounted annual and multi-year pre-payment plans and a $73,676 increase in Accounts payable and accrued expenses.

Net Cash Used in Investing Activities

•

2008 vs. 2007:    Net cash used in investing activities was $53,715, consisting of $44,290 in capital expenditures for the year ended December 31, 2008 compared with net cash used in investing activities of $131,515 for the year ended December 31, 2007. The $77,800 decrease was primarily a result of a decrease in capital expenditures of $89,048 offset by other investing activities.

•

2007 vs. 2006:    Net cash used in investing activities was $131,515, consisting of $133,338 in capital expenditures for the construction of XM-5 and computer systems infrastructure for the year ended December 31, 2007 compared with net cash used in investing activities of $264,447 for the year ended December 31, 2006. The decrease of $132,932 was primarily a result of a decrease in capital expenditures of $141,681, partially offset by other investing activities.

We will incur significant capital expenditures to construct and launch our new satellites and to improve our terrestrial repeater network and broadcast and administrative infrastructure. These capital expenditures will support our growth and the resiliency of our operations, and will also support the delivery of future new revenue streams.

Net Cash Provided by Financing Activities

•

2008 vs. 2007:    Net cash provided by financing activities was $347,616, consisting of $1,554,933 of net proceeds from long-term borrowings offset partially by repayments of long-term borrowings of $1,118,353 for the year ended December 31, 2008. Net cash provided by financing activities was $224,715 for the year ended December 31, 2007. The increase of $122,901 was primarily due to the proceeds received from Merger-related debt issuances during July and August 2008, offset by debt extinguishments in August and September 2008.

•

2007 vs. 2006:    Net cash provided by financing activities was $224,715; consisting of $284,238 of net proceeds from long-term borrowings offset partially by the repayment of long-term borrowings of $52,544 for the year ended December 31, 2007. Net cash provided by financing activities was $233,763, consisting of $778,549 of net proceeds from long-term borrowings offset partially by repayments of long-term borrowings of $499,848 for the year ended December 31, 2006.

Financings and Capital Requirements

We have historically financed our operations through the sale of debt and equity securities. It will be difficult to obtain additional financing if prevailing instability in the credit and financial market continues.

Future Liquidity and Capital Resource Requirements

Debt Maturing in 2009 and 2010.    We have approximately $536,000 of debt maturing in 2009 and 2010, including:

•	at XM Holdings, approximately $227,500 of 10% Convertible Senior Notes that mature on December 1, 2009;

•	at XM Holdings and XM (as co-obligors), $33,200 of 10% Senior Secured Discount Convertible Notes that mature on December 31, 2009; and

•	at XM, a $350,000 credit facility, which is fully drawn and $100,000 of which is due in 2009, $175,000 is due on May 5, 2010 and $75,000 is due in May 2011.

As a result of the May 2010 maturities, our existing cash balances and our cash flows from operating activities may not be sufficient to fund our projected cash needs at that time. We may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding. An inability to access replacement or additional sources of liquidity to fund our cash needs or to refinance or otherwise fund the repayment of our maturing debt could adversely affect our growth, our financial condition, or results of operations, and our ability to make payments on our debt, and could force us to seek the protection of the bankruptcy laws. It will be more difficult to obtain additional financing if prevailing instability in credit and financial markets continues.

Since October 1, 2008, we and SIRIUS have both entered into a series of transactions to improve our liquidity and strengthen our balance sheet, including:

•	the issuance of an aggregate of 539,611,513 shares of SIRIUS common stock for $128,412 aggregate principal amount of SIRIUS’ 2 1/2% Convertible Notes due 2009;

•	the exchange of $172,485 aggregate principal amount of our outstanding 10% Convertible Senior Notes due 2009 for a like principal amount of our Senior PIK Secured Notes due June 2011; and

•

the execution of agreements with Liberty Media Corporation and its affiliate, Liberty Radio LLC, pursuant to which they have invested an aggregate of $250,000 in the form of loans to SIRIUS, $100,000 in the form of loans to XM, are committed to invest an additional $30,000 in loans to SIRIUS and $150,000 in loans to XM, and received a significant equity interest in SIRIUS.

See Note 19 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information on certain of these transactions.

Operating Liquidity.    Based upon our current plans, and other than our need to refinance our debt maturing in 2010, we believe we have sufficient cash, cash equivalents and marketable securities to cover the estimated funding needs through cash flow breakeven, the point at which revenues are sufficient to fund expected operating expenses, capital expenditures, working capital requirements, interest payments and taxes. The ability to meet our debt and other obligations depends on our future operating performance and on economic, financial, competitive and other factors. We continually review our operations for opportunities to adjust the timing of expenditures to ensure that sufficient resources are maintained. We have the ability and intend to manage the timing and related expenditures of certain activities, including the launch of satellites, the deferral or payment of bonuses with equity, the deferral of capital projects, as well as the deferral of other discretionary expenses. Our financial projections are based on assumptions, which we believe are reasonable but contain significant uncertainties. There can be no assurance that our plan will be successful.

We operate as unrestricted subsidiaries under the agreements governing SIRIUS’ existing debt. Under certain circumstances, SIRIUS may be unwilling or unable to contribute or loan us capital to support our operations. To the extent our funds are insufficient to support our business, we may be required to seek additional financing, which may not be available on favorable terms, or at all. If we are unable to secure additional financing, its business and results of operations may be adversely affected.

Tightening credit policies could also adversely impact our operational liquidity by making it more difficult or costly for our subscribers to access credit, and could have an adverse impact on our operational liquidity as a result of possible changes to our payment arrangements that credit card companies and other credit providers could unilaterally make.

We regularly evaluate our plans and strategy. These evaluations often result in changes to our plans and strategy, some of which may be material and significantly change our cash requirements or cause us to achieve cash flow breakeven at a later date. These changes in our plans or strategy may include: the acquisition of unique or compelling programming; the introduction of new features or services; significant new or enhanced distribution arrangements; investments in infrastructure, such as satellites, equipment or radio spectrum; and acquisitions of third parties that own programming, distribution, infrastructure, assets, or any combination of the foregoing. In addition, our operations will also be affected by the FCC order approving the Merger which imposed certain conditions upon, among other things, our program offerings and our ability to increase prices. Our future liquidity also may be adversely affected by, among other things, the nature and extent of the benefits we achieve as a wholly-owned unrestricted subsidiary of SIRIUS.

Off-Balance Sheet Arrangements

We are required under the terms of certain agreements to deposit monies in escrow, which place restrictions on cash and cash equivalents. As of December 31, 2008, $120,000 was classified as restricted investments as a result of obligations under escrow deposits. In 2009, we released to Major League Baseball, $120,000 held in escrow in satisfaction of future obligations under our agreement with them.

We have not entered into any other material off-balance sheet arrangements or transactions.

2007 Stock Incentive Plan

We maintain a 2007 Stock Incentive Plan (the “2007 Plan”) under which our officers, other employees and other key individuals may be granted various types of equity awards, including restricted stock, stock units, stock options, stock appreciation rights, dividend equivalent rights and other stock awards. Stock option awards under the 2007 Plan generally vest ratably over three years based on continuous service; while restricted stock generally vests ratably over one or three years based on continuous service. Stock option awards are granted with an exercise price equal to the market price of our common stock at the date of grant and expire no later than ten years from the date of grant. Grants of equity awards other than stock options or stock appreciation rights reduce the number of shares available for future grant by 1.5 times the number of shares granted under such equity awards. In connection with the Merger, the shares available for future grant under the 2007 Plan were adjusted using a conversion factor of 4.6 SIRIUS shares for 1 XM Holdings share. Since the Merger, there have been no grants of awards from the 2007 Plan. As of December 31, 2008, there were 62,102,063 shares available for future grant under the 2007 Plan.

1998 Shares Award Plan

We maintain the 1998 Shares Award Plan (the “1998 Plan”) under which our employees, consultants and non-employee directors were granted stock options and restricted stock awards. Stock option awards and restricted stock awards under the 1998 Plan generally vest ratably over three years based on continuous service. Stock option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant and expire no later than ten years from the date of grant. The 1998 Plan terminated in June 2008 and shares are no longer available for future grant.

XM Talent Option Plan

We maintain a Talent Option Plan (the “Talent Plan”) under which our non-employee programming consultants may be granted stock options awards. Stock option awards under the Talent Plan generally vest ratably over three years based on continuous service. Stock option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant and expire no later than ten years from the date of grant. In connection with the Merger, the shares available for future grant under the Talent Plan were adjusted using a conversion factor of 4.6 SIRIUS shares for 1 XM Holdings share. Since the Merger, there have been no grants of awards from the Talent Plan. As of December 31, 2008, there were 1,564,000 options available under the Talent Plan for future grant.

Contractual Cash Commitments

For a discussion of our “Contractual Cash Commitments” refer to Note 16 of the Notes to the consolidated financial statements in Item 8 of this Form 10-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. We have disclosed all significant accounting policies in Note 2 to the consolidated financial statements included in this report. We have identified the following policies, which were discussed with the audit committee of our board of directors, as critical to our business and understanding our results of operations.

Fair Value of Assets Acquired and Liabilities Assumed.    On July 28, 2008, Vernon Merger Corporation, a wholly-owned subsidiary of SIRIUS, merged with and into XM Satellite Radio Holdings Inc. (the “Merger”), with XM Holdings becoming a wholly-owned subsidiary of SIRIUS. The application of purchase accounting under SFAS No. 141, Business Combinations, resulted in the transaction being valued at $5,836,363 and our recording of pushed down goodwill totaling $6,601,046.

Long-Lived Assets.    We carry our long-lived assets at cost less accumulated depreciation. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset is not recoverable. At the time an impairment in value of a long-lived asset is identified, the impairment is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. To determine fair value, we employ an expected present value technique, which utilizes multiple cash flow scenarios that reflect the range of possible outcomes and an appropriate discount rate.

We evaluate our indefinite life intangible assets for impairment on an annual basis in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets. During the year ended December 31, 2008, we recorded $6,601,046 of goodwill impairment. At December 31, 2008, our intangible assets with indefinite lives total $2,250,000, and remaining unamortized total basis of our intangible assets with definite lives was $438,671.

Useful Life of Satellite System.    Our satellite system includes the costs of our satellite construction, launch vehicles, launch insurance, capitalized interest, spare satellite, terrestrial repeater network and satellite uplink facility. In accordance with SFAS No. 144, we monitor our satellites for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable. We operate four in-orbit satellites, two of which function as in-orbit spares. The two in-orbit spare satellites were launched in 2001, while the other two satellites were launched one in each of 2005 and 2006. We estimate that the XM-3 and XM-4 satellites will meet their fifteen year predicted useful lives, and that XM-1 and XM-2 satellites’ useful lives will end in 2010. Under an agreement with Space Systems/Loral, we are constructing an additional satellite for use in our system.

Our in-orbit satellites have experienced circuit failures on their solar arrays. We continue to monitor the operating condition of our in-orbit satellites. If events or circumstances indicate that the useful lives of our in-orbit satellites have changed, we will modify the depreciable life accordingly. If we were to revise our estimates, for example, a 10% decrease in the expected useful lives of satellites and spacecraft control facilities during 2008 would result in approximately $2,384 of additional depreciation expense.

Revenue Recognition.    Revenue from subscribers consists of subscription fees; revenue derived from our agreement with Avis; non-refundable activation fees; and the effects of rebates.

We recognize subscription fees as our service is provided to a subscriber. We record deferred revenue for prepaid subscription fees and amortize these prepayments to revenue ratably over the term of the respective subscription plan.

At the time of sale, vehicle owners purchasing or leasing a vehicle typically receive a three month to twelve month prepaid subscription. We receive payment from certain automakers for these subscriptions in advance of our service being activated. Such prepayments are recorded to deferred revenue and amortized ratably over the service period upon activation and sale to a customer. We also reimburse certain automakers for certain costs associated with the installation of certain satellite radios at the time the vehicle is manufactured. The associated payments to the automakers are included in subscriber acquisition costs. We believe this is the appropriate characterization of our relationship since we are responsible for providing service to our customers including being obligated to the customer if there was interruption of service.

Activation fees are recognized ratably over the estimated term of a subscriber relationship, currently estimated to be 3.5 years. The estimated term of a subscriber relationship is based on market research and management’s judgment and, if necessary, will be refined in the future. If we were to revise our estimate, for example, a 10% decrease to the estimated term of a subscriber relationship during 2008 would result in approximately $106 of additional activation fees.

As required by Emerging Issues Task Force (“EITF”) No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), an estimate of rebates that are paid to subscribers is recorded as a reduction to revenue in the period the subscriber activates our service. For certain rebate promotions, a subscriber must remain active for a specified period of time to be considered eligible. In those instances, such estimate is recorded as a reduction to revenue over the required activation period. We estimate the effects of rebates based on actual take-rates for rebate incentives offered in prior periods, adjusted as deemed necessary based on currently available take-rate data. In subsequent periods, estimates are adjusted when necessary. For certain instant rebate promotions, we have recorded the consideration paid by us to the consumer as a reduction to revenue in the period the customer participated in the promotion.

In September 2006, the FASB issued EITF No. 06-01, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider. The Task Force concluded that if consideration given by a service provider to a third-party manufacturer or reseller that is not the service provider’s customer can be linked contractually to the benefit received by the service provider’s customer, a service provider should account for the consideration in accordance with EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. EITF No. 06-01 is effective for annual reporting periods beginning after June 15, 2007. We adopted EITF No. 06-01 for the year ended December 31, 2007. The adoption of EITF No. 06-01 did not have a material impact on our consolidated results of operations or financial position.

We recognize revenues from the sale of advertising on some of our non-music channels as the advertising is broadcast. Agency fees are calculated based on a contractual rate applied to gross billing revenue for our advertising inventory and are reported as a reduction of advertising revenue. We pay certain third parties a percentage of advertising revenue. Advertising revenue is recorded gross of such revenue share payments in accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, as we are the primary obligor in the transaction. Advertising revenue share payments are recorded to programming and content expense during the period in which the advertising is broadcast.

Equipment revenue from the direct sale of our radios and accessories is recognized upon shipment, net of discounts and rebates. Shipping and handling costs billed to customers are recorded as revenue. Shipping and handling costs associated with shipping goods to customers are recorded to cost of equipment.

EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, provides guidance on how and when to recognize revenues for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration must be allocated among the separate units of accounting based on their relative fair values.

We determined that the sale of our service through our direct to consumer channel with accompanying equipment constitutes a revenue arrangement with multiple deliverables. In these types of arrangements, amounts received for equipment are recognized as equipment revenue; amounts received for service are recognized as subscription revenue; and

amounts received for the non-refundable, up-front activation fee that are not contingent on the delivery of the service are allocated to equipment revenue. Activation fees are recorded to equipment revenue only to the extent that the aggregate equipment and activation fee proceeds do not exceed the fair value of the equipment. Any activation fees not allocated to the equipment are deferred upon activation and recognized as subscriber revenue on a straight-line basis over the estimated term of a subscriber relationship.

Income Taxes.    We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes and FIN No. 48, Accounting for Uncertainty in Income Taxes. Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary based on the weight of available evidence, if it is considered more likely than not that all or some portion of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

FIN No. 48 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2008, we did not hold or issue any free-standing derivatives. Upon completion of the Merger, the convertible and exchangeable features in the 10% Senior Secured Discount Convertible Notes due 2009, the 10% Convertible Senior Notes due 2009 and the 7% Exchangeable Senior Subordinated Notes due 2014 became settleable in SIRIUS common stock and subsequently were accounted for as embedded derivatives. In the event the debt holders exercise their conversion or exchange option, SIRIUS intends to issue common stock to fulfill the obligation.

We hold investments in marketable securities, which consist of United States government notes and certificates of deposit. We classify our marketable securities as available-for-sale. These securities are consistent with the investment objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.

Our debt includes fixed interest rates and the fair market value of the debt is sensitive to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements contained in Item 15 herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Controls and Procedures

As of December 31, 2008, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our President, and David J. Frear, our Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our President and our Treasurer, concluded that our disclosure controls and procedures were effective as of December 31, 2008. There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our President and our Treasurer, of the effectiveness of our internal control over financial reporting. Our management used the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations to perform this evaluation. Based on that evaluation, our management, including our President and Treasurer, concluded that our internal control over financial reporting was effective as of December 31, 2008.

Audit Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report appearing on page F-3 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Omitted pursuant to General Instructions I(2)(c) of Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Omitted pursuant to General Instructions I(2)(c) of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Omitted pursuant to General Instructions I(2)(c) of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Omitted pursuant to General Instructions I(2)(c) of Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm

During the fiscal years ended December 31, 2008 and 2007, the Company’s independent registered public accounting firm, KPMG LLP, billed the Company the following fees:

	Successor Entity	Predecessor Entity
	August 1, 2008 through December 31, 2008	January 1, 2008 through July 31, 2008	Fiscal Year Ended December 31, 2007
Audit Fees(1)	$453,127	$287,857	$1,475,000
Audit-Related Fees(2)	25,000	271,541	175,000
Tax Fees	—	—	—
All Other Fees	—	—	—

	$478,127	$559,398	$1,650,000

(1)	Includes fees for integrated audit and quarterly reviews

(2)	Includes fees for agreed upon procedures engagements and registration activities.

All Audit-Related Fees were approved by the Audit Committee. None of the hours expended on KPMG’s engagement to audit the Company’s financial statements for the fiscal years ended December 31, 2008 and December 31, 2007 were attributed to work performed by persons other than KPMG’s full-time, permanent employees.

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements, Financial Statement Schedules and Exhibits

(1)	Financial Statements See Index to Consolidated Financial Statements appearing on page F-1.

(2)	Financial Statement Schedules See Index to Consolidated Financial Statements appearing on page F-1.

(3)	Exhibits

(a) (2)	The following Consolidated Financial Statement Schedule is filed as part of this report and attached hereto as page F-67:

Schedule II — Valuation and Qualifying Accounts.

All other schedules for which provision is made in the applicable accounting regulations of the Commission have been included in the Consolidated Financial Statements of Sirius XM Radio Inc. or the notes thereto, are not required under the related instructions or are inapplicable, and therefore have been omitted.

See Exhibit Index appearing on pages E-1 through E-8 for a list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of March 2009.

XM SATELLITE RADIO HOLDINGS INC.

By:	/s/ DAVID J. FREAR
David J. Frear
Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MEL KARMAZIN (Mel Karmazin)	President and Director (Principal Executive Officer)	March 13, 2009

/s/ DAVID J. FREAR (David J. Frear)	Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)	March 13, 2009

/s/ PATRICK L. DONNELLY (Patrick L. Donnelly)	Secretary and Director	March 13, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of March 2009.

XM SATELLITE RADIO INC.

By:	/s/ DAVID J. FREAR
David J. Frear
Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MEL KARMAZIN (Mel Karmazin)	President and Director (Principal Executive Officer)	March 13, 2009

/s/ DAVID J. FREAR (David J. Frear)	Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)	March 13, 2009

/s/ PATRICK L. DONNELLY (Patrick L. Donnelly)	Secretary and Director	March 13, 2009

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Statements of Operations for the periods from August 1, 2008 to December 31, 2008 (Successor Period), and from January 1, 2008 to July 31, 2008 and for each of the years ended December 31, 2007 and 2006 (Predecessor Periods)

F-4

Consolidated Balance Sheets as of December 31, 2008 (Successor) and 2007 (Predecessor)	F-5

Consolidated Statements of Stockholder’s Deficit and Comprehensive Loss for the periods from August 1, 2008 to December 31, 2008 (Successor Period), and from January 1, 2008 to July 31, 2008 and for each of the years ended December 31, 2007 and 2006 (Predecessor Periods)

F-6

Consolidated Statements of Cash Flows for the periods from August 1, 2008 to December 31, 2008 (Successor Period), and from January 1, 2008 to July 31, 2008 and for each of the years ended December 31, 2007 and 2006 (Predecessor Periods)

F-10

Notes to Consolidated Financial Statements	F-12

Schedule II—Schedule of Valuation and Qualifying Accounts	F-67

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of XM Satellite Radio Holdings Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of XM Satellite Radio Holdings Inc. and subsidiaries (Successor) as of December 31, 2008, and of XM Satellite Radio Holdings Inc. and subsidiaries (Predecessor) as of December 31, 2007, and the related consolidated statements of operations, stockholder’s deficit and comprehensive loss, and cash flows for the period from August 1, 2008 to December 31, 2008 (Successor period), and from January 1, 2008 to July 31, 2008 and for each of the years in the two-year period ended December 31, 2007 (Predecessor periods). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of XM Satellite Radio Holdings Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the Successor period, in conformity with U.S. generally accepted accounting principles. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the financial position of XM Satellite Radio Holdings Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the Predecessor periods, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, effective July 28, 2008, Vernon Merger Corporation, a wholly owned subsidiary of Sirius XM Radio Inc., acquired all of the outstanding stock of, and merged into, XM Satellite Radio Holdings, Inc. in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Successor’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion on the effectiveness of the Successor’s internal control over financial reporting.

/s/    KPMG LLP

McLean, VA

March 13, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder of XM Satellite Radio Holdings Inc.:

We have audited XM Satellite Radio Holdings Inc and subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). XM Satellite Radio Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, XM Satellite Radio Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of XM Satellite Radio Holdings Inc. and subsidiaries (Successor) as of December 31, 2008, and of XM Satellite Radio Holdings Inc. and subsidiaries (Predecessor) as of December 31, 2007, and the related consolidated statements of operations, stockholder’s deficit and comprehensive loss, and cash flows for the periods from August 1, 2008 to December 31, 2008 (Successor period), and from January 1, 2008 to July 31, 2008 and for each of the years in the two-year period ended December 31, 2007 (Predecessor period), and our report dated March 13, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

McLean, VA

March 13, 2009

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor Entity	Predecessor Entity
(in thousands, except per share data)	August 1, 2008 Through December 31, 2008	January 1, 2008 Through July 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Revenue:
Subscriber revenue, including effects of rebates	$467,489	$664,850	$1,024,833	$841,818
Advertising revenue, net of agency fees	10,010	22,743	39,148	35,330
Equipment revenue	18,991	13,397	28,333	21,720
Other revenue	14,664	30,204	44,228	34,549

Total revenue	511,154	731,194	1,136,542	933,417
Operating expenses (depreciation and amortization shown separately below) (1):
Cost of services:
Satellite and transmission	29,852	46,566	81,036	72,068
Programming and content	47,621	117,156	183,900	165,196
Revenue share and royalties	91,132	166,606	256,344	149,010
Customer service and billing	59,767	82,947	126,776	104,871
Cost of equipment	12,299	20,013	62,003	48,949
Sales and marketing	76,104	126,054	269,930	241,942
Subscriber acquisition costs	64,865	174,083	259,143	224,862
General and administrative	47,322	116,444	188,574	123,309
Engineering, design and development	11,658	23,045	33,077	37,428
Impairment of goodwill	6,601,046	—	—	—
Depreciation and amortization	94,310	88,749	187,196	168,880

Total operating expenses	7,135,976	961,663	1,647,979	1,336,515

Loss from operations	(6,624,822)	(230,469)	(511,437)	(403,098)
Other income (expense):
Interest and investment income	3,296	3,013	14,084	21,664
Interest expense, net of amounts capitalized	(107,155)	(73,937)	(116,605)	(121,304)
Gain on change in value of embedded derivative	322,347	—	—	—
Loss from redemption of debt	—	—	(3,693)	(122,189)
Loss on investments	(25,762)	(13,010)	(56,156)	(99,801)
Other (expense) income	(5,126)	(6,543)	(9,513)	5,842

Total other income (expense)	187,600	(90,477)	(171,883)	(315,788)

Loss before income taxes	(6,437,222)	(320,946)	(683,320)	(718,886)
Income tax (expense) benefit	(963)	(1,512)	939	14
Net loss	$(6,438,185)	$(322,458)	$(682,381)	$(718,872)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:
Satellite and transmission	$1,282	$2,745	$5,024	$5,529
Programming and content	2,152	4,949	8,855	10,878
Customer service and billing	831	1,869	2,483	1,338
Sales and marketing	2,068	7,047	24,452	11,097
Subscriber acquisition costs	—	—	9,167	—
General and administrative	9,851	13,200	28,289	30,549
Engineering, design and development	1,790	4,675	7,929	8,655

Total share-based payment expense	$17,974	$34,485	$86,199	$68,046

See accompanying Notes to the consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Successor Entity	Predecessor Entity
(in thousands, except share and per share data)	December 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$206,740	$156,686
Accounts receivable, net of allowance for doubtful accounts of $6,199 and $5,870, respectively	52,727	63,617
Inventory, net	4,489	11,321
Prepaid expenses	37,351	48,655
Related party current assets	112,363	98,638
Other current assets	50,412	7,421

Total current assets	464,082	386,338
Property and equipment, net	874,588	861,512
FCC license	2,000,000	141,412
Restricted investments	120,250	275
Deferred financing fees, net	30,303	34,590
Intangible assets, net	688,671	3,379
Related party long-term assets, net of current portion	124,607	141,140
Other long-term assets	34,284	40,584

Total assets	$4,336,785	$1,609,230

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$472,073	$271,124
Accrued interest	50,543	16,827
Deferred revenue	419,707	426,276
Current maturities of long-term debt	355,739	9,153
Related party current liabilities	83,930	65,746

Total current liabilities	1,381,992	789,126
Long-term debt, net of current portion	1,439,102	1,480,639
Deferred revenue, net of current portion	131,255	223,453
Deferred credit on executory contracts	1,037,190	—
Deferred tax liability	886,475	34,269
Other long-term liabilities	36,325	6,300

Total liabilities	4,912,339	2,533,787

Commitments and contingencies (Note 16)	—	—
Minority interest	—	59,746
Stockholder’s deficit:
Common stock, par value $0.01; 1,000 shares authorized; 100 shares issued and outstanding as of December 31, 2008 (Successor Entity)	—	—
Series A convertible preferred stock, par value $0.01 (liquidation preference of $51,370); 15,000,000 shares authorized; 5,393,252 shares issued and outstanding as of December 31, 2007 (Predecessor Entity)	—	54
Class A common stock, par value $0.01; 600,000,000 shares authorized; 316,684,482 shares issued and outstanding as of December 31, 2007 (Predecessor Entity)	—	3,167
Accumulated other comprehensive (loss) income, net of tax	(7,871)	8,966
Additional paid-in capital	5,870,502	3,184,367
Accumulated deficit	(6,438,185)	(4,180,857)

Total stockholder’s deficit	(575,554)	(984,303)

Total liabilities and stockholder’s deficit	$4,336,785	$1,609,230

See accompanying Notes to the consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDER’S DEFICIT AND COMPREHENSIVE LOSS

(in thousands, except share data)	Series A Convertible Preferred Stock		Series B Convertible Redeemable Preferred Stock		Series C Convertible Redeemable Preferred Stock		Class A Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholder’s Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Predecessor entity
Balance at January 1, 2006	5,393,252	$54	474,289	$5	79,246	$1	240,701,988	$2,407	—	$—	$2,852,100	$(2,779,604)	$5,985	$80,948
Net loss	—	—	—	—	—	—	—	—	—	—	—	(718,872)	—	(718,872)
Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities, net of $0 tax	—	—	—	—	—	—	—	—	—	—	—	—	(125)	(125)
Realized loss on available-for-sale securities, net of ($3,747) tax benefit	—	—	—	—	—	—	—	—	—	—	—	—	(5,985)	(5,985)
Foreign currency translation adjustment, net of $2,326 tax provision	—	—	—	—	—	—	—	—	—	—	—	—	3,715	3,715

Total comprehensive loss														(721,267)
Sale of shares of Class A common stock	—	—	—	—	—	—	95,884	1	—	—	1,305	—	—	1,306
Issuance of shares of Class A common stock to convert notes outstanding	—	—	—	—	—	—	48,837,514	488	—	—	191,444	—	—	191,932
Issuance of shares of Class A common stock from redemption of warrants	—	—	—	—	—	—	774,366	8	—	—	508	—	—	516
Issuance of shares of Class A common stock through share-based payment plans	—	—	—	—	—	—	600,017	6	—	—	4,590	—	—	4,596
Issuance of shares of restricted Class A common stock, net of cancellations	—	—	—	—	—	—	227,358	3	—	—	—	—	—	3
Non-cash share-based payment expense and amortization of restricted stock	—	—	—	—	—	—	—	—	—	—	68,046	—	—	68,046
Series B convertible redeemable preferred stock dividends	—	—	—	—	—	—	23,254	—	—	—	—	—	—	—
Repurchase of Series B convertible redeemable preferred stock	—	—	(474,289)	(5)	—	—	—	—	—	—	(23,955)	—	—	(23,960)
Conversion of Series C convertible redeemable preferred stock	—	—	—	—	(79,246)	(1)	14,521,134	145	—	—	(144)	—	—	—

Balance at December 31, 2006	5,393,252	$54	—	$—	—	$—	305,781,515	$3,058	—	$—	$3,093,894	$(3,498,476)	$3,590	$(397,880)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDER’S DEFICIT AND COMPREHENSIVE LOSS — (Continued)

(in thousands, except share data)	Series A Convertible Preferred Stock		Series B Convertible Redeemable Preferred Stock		Series C Convertible Redeemable Preferred Stock		Class A Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholder’s Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Net loss	—	—	—	—	—	—	—	—	—	—	—	(682,381)	—	(682,381)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of $75 tax provision	—	—	—	—	—	—	—	—	—	—	—	—	125	125
Realized gain on available-for-sale securities, net of $0 tax	—	—	—	—	—	—	—	—	—	—	—	—	125	125
Foreign currency translation adjustment, net of $3,209 tax provision	—	—	—	—	—	—	—	—	—	—	—	—	5,126	5,126

Total comprehensive loss														(677,005)
Sale of shares of Class A common stock	—	—	—	—	—	—	27,412	1	—	—	301	—	—	302
Issuance of shares of Class A common stock to third party	—	—	—	—	—	—	1,853,412	19	—	—	21,981	—	—	22,000
Issuance of shares of Class A common stock from redemption of warrants	—	—	—	—	—	—	152,898	1	—	—	31	—	—	32
Issuance of shares of Class A common stock through share-based payment plans	—	—	—	—	—	—	1,086,871	10	—	—	7,900	—	—	7,910
Issuance of shares of restricted Class A common stock, net of cancellations	—	—	—	—	—	—	8,100,285	81	—	—	(81)	—	—	—
Non-cash share-based payment expense and amortization of restricted stock	—	—	—	—	—	—	—	—	—	—	64,199	—	—	64,199
Restricted shares withheld for tax upon vesting	—	—	—	—	—	—	(317,911)	(3)	—	—	(3,858)	—	—	(3,861)

Balance at December 31, 2007	5,393,252	$54	—	$—	—	$—	316,684,482	$3,167	—	$—	$3,184,367	$(4,180,857)	$8,966	$(984,303)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDER’S DEFICIT AND COMPREHENSIVE LOSS — (Continued)

(in thousands, except share data)	Series A Convertible Preferred Stock		Series B Convertible Redeemable Preferred Stock		Series C Convertible Redeemable Preferred Stock		Class A Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholder’s Deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Predecessor entity
Net loss for the period January 1, 2008 through July 31, 2008	—	—	—	—	—	—	—	—	—	—	—	(322,458)	—	(322,458)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of $(10) tax benefit	—	—	—	—	—	—	—	—	—	—	—	—	(910)	(910)
Foreign currency translation adjustment, net of $174 tax provision	—	—	—	—	—	—	—	—	—	—	—	—	(277)	(277)

Total comprehensive loss for the period January 1, 2008 through July 31, 2008	—	—	—	—	—	—	—	—	—	—	—	—	—	(323,645)
Issuance of shares of Class A common stock from redemption of warrants	—	—	—	—	—	—	1,251	1	—	—	—	—	—	1
Issuance of shares of Class A common stock through share-based payment plans	—	—	—	—	—	—	156,431	1	—	—	974	—	—	975
Issuance of shares of restricted Class A common stock, net of cancellations	—	—	—	—	—	—	2,966,507	29	—	—	(29)	—	—	—
Non-cash share-based payment expense and amortization of restricted stock	—	—	—	—	—	—	—	—	—	—	34,485	—	—	34,485
Restricted shares withheld for tax upon vesting	—	—	—	—	—	—	(198,282)	(2)	—	—	(2,532)	—	—	(2,534)
Acquisition transactions	(5,393,252)	(54)	—	—	—	—	(319,610,389)	(3,196)	100	—	2,619,098	4,503,315	(7,779)	7,111,384

Balance at July 31, 2008	—	—	—	$—	—	$—	—	$—	100	$—	$5,836,363	$—	$—	$5,836,363

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

STATEMENT OF STOCKHOLDER’S DEFICIT AND COMPREHENSIVE LOSS — (Continued)

	Series A Convertible Preferred Stock		Series B Convertible Redeemable Preferred Stock		Series C Convertible Redeemable Preferred Stock		Class A Common Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholder’s Deficit

(in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Successor entity
Balance at August 1, 2008	—	$—	—	$—	—	$—	—	$—	100	$—	$5,836,363	$—	$—	$5,836,363
Net loss for the period August 1, 2008 through December 31, 2008	—	—	—	—	—	—	—	—	—	—	—	(6,438,185)	—	(6,438,185)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	—	(1,040)	(1,040)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(6,831)	(6,831)

Total comprehensive loss for the period August 1, 2008 through December 31, 2008														(6,446,056)
Contributed capital	—	—	—	—	—	—	—	—	—	—	(701)	—	—	(701)
Compensation in connection with the issuance of share-based awards	—	—	—	—	—	—	—	—	—	—	34,924	—	—	34,924
Restricted shares withheld for tax upon vesting	—	—	—	—	—	—	—	—	—	—	(84)	—	—	(84)

Balance at December 31, 2008	—	$—	—	$—	—	$—	—	$—	100	$—	$5,870,502	$(6,438,185)	$(7,871)	$(575,554)

See accompanying Notes to the consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)	Successor Entity	Predecessor Entity
	August 1, 2008 Through December 31, 2008	January 1, 2008 Through July 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Cash flows from operating activities:
Net loss	$(6,438,185)	$(322,458)	$(682,381)	$(718,872)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	94,310	88,749	187,196	168,880
Non-cash interest expense	23,674	7,023	9,733	41,285
Provision for doubtful accounts	7,529	8,523	12,740	15,223
Amortization of deferred income related to equity method investment	(1,156)	(5,829)	(9,993)	(10,081)
Impairment of goodwill	6,601,046	—	—	—
Loss on investments, net	25,762	13,010	56,156	99,801
Loss from redemption of debt	—	—	3,693	122,189
Share-based payment expense	17,974	34,485	86,199	68,046
Gain on embedded derivative	(322,347)	—	—	—
Deferred income taxes	963	1,512	(939)	(14)
Minority interest	1,588	7,443	11,532	—
Other non-cash purchase price accounting adjustments	(68,106)
Other	55	(31)	(8)	(4,226)
Changes in operating assets and liabilities:
Accounts receivable	(12,832)	7,597	(14,054)	(37,492)
Inventory	(1,273)	5,558	5,718	—
Related party assets	758	2,050	3,448	(6,939)
Prepaid expenses and other current assets	(8,800)	(20,599)	(3,480)	(167,422)
Restricted investments	—	(120,000)	—	—
Other long-term assets	(10,346)	378	(3,265)	—
Accounts payable and accrued expenses	(9,310)	(30,477)	73,676	(102,175)
Accrued interest	21,158	12,558	(1,655)	12,879
Deferred revenue	32,526	47,599	91,834	66,121
Related party liabilities	11,627	6,557	19,287	(9,294)
Other long-term liabilities	40,624	5,266	(167)	—

Net cash provided by (used in) operating activities	7,239	(251,086)	(154,730)	(462,091)

Cash flows from investing activities:
Additions to property and equipment	(13,447)	(30,843)	(133,338)	(275,019)
Sales of property and equipment	—	—	—	7,182
Purchases of restricted and other investments	—	(34,825)	—	—
Sale of restricted and other investments	25,400	—	1,823	3,390

Net cash provided by (used in) investing activities	11,953	(65,668)	(131,515)	(264,447)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	964	8,244	6,420
Long term borrowings, net of related costs	531,743	1,023,190	284,238	778,549
Payment of premiums on redemption of debt	(18,693)	—	(3,693)	(27,398)
Payments to minority interest holder	(61,880)	(6,897)	(9,486)	—
Repayment of long term borrowings	(1,083,143)	(35,210)	(52,544)	(499,848)
Repurchase of Series B convertible redeemable preferred stock	—	—	—	(23,960)
Other	—	(2,458)	(2,044)	—

Net cash (used in) provided by financing activities	(631,973)	979,589	224,715	233,763

Net (decrease) increase in cash and cash equivalents	(612,781)	662,835	(61,530)	(492,775)
Cash and cash equivalents at beginning of period	819,521	156,686	218,216	710,991

Cash and cash equivalents at end of period	$206,740	$819,521	$156,686	$218,216

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

	Successor Entity	Predecessor Entity
(in thousands)	August 1, 2008 Through December 31, 2008	January 1, 2008 Through July 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$62,360	$54,626	$108,742	$67,140
Income taxes	645	165	—	—
Non-cash investing and financing activities:
Property acquired through capital leases	—	4,465	9,453	32,723
Accrued system construction costs	—	—	—	56,590
Conversion of 10% senior secured discount convertible notes due 2009 to Class A common stock	—	—	—	146,649
Non-cash loss from redemption of debt	—	—	—	94,790
Write-off of deferred financing costs to equity in connection with the conversion of 10% senior secured discount convertible notes due 2009	—	—	—	4,522

See accompanying Notes to the consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, unless otherwise stated)

(1) Business

We broadcast in the United States our music, sports, news, talk, entertainment, traffic and weather channels for a subscription fee through our proprietary satellite radio system. Our satellite radio system consists of four in-orbit satellites, over 700 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. Subscribers can also receive certain of our music and other channels over the Internet.

On July 28, 2008 XM Satellite Radio Holdings Inc. (“XM Holdings”) merged with and into Vernon Merger Corporation, a wholly owned subsidiary of Sirius Satellite Radio Inc. (the “Merger”) and, as a result, XM Holdings is now a wholly owned subsidiary of SIRIUS. Sirius Satellite Radio Inc. was later renamed Sirius XM Radio Inc. (“SIRIUS”). The accounting for the Merger has been “pushed-down” in the accompanying consolidated financial statements. XM Holdings, together with its subsidiaries, is operated as an unrestricted subsidiary under SIRIUS’ existing indebtedness. As an unrestricted subsidiary, transactions between the companies are required to comply with various contractual provisions in our debt instruments. For purposes of these Notes to Consolidated Financial Statements, “we,” “us,” “our,” “the company,” and similar terms refer to XM Satellite Radio Holdings Inc. and its consolidated subsidiaries.

Our radios are primarily distributed through automakers (“OEMs”); retailers; and our website. We also have agreements with major automakers to offer our satellite radios as factory or dealer-installed equipment in their vehicles. Our radios are also offered to customers of rental car companies, including Avis.

Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle; active our radios under our agreement with Avis; subscribers to XM Online, our Internet service; and certain subscribers to our weather, traffic and data services.

Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for prepaid and long-term subscriptions as well as discounts for multiple subscriptions. We also derive revenue from activation fees, the sale of advertising on select channels, the direct sale of satellite radios and accessories, and other ancillary services, such as our data and weather services.

In certain cases, automakers include a subscription to our radio services in the sale or lease price of vehicles. The length of these prepaid subscriptions varies, but is typically three to twelve months. In many cases, we receive subscription payments from automakers in advance of the activation of our service. We also reimburse various automakers for certain costs associated with satellite radios installed in their vehicles.

We also have an interest in a satellite radio service offered in Canada through our 23.33%-owned affiliate, Canadian Satellite Radio Inc. (“XM Canada”). Subscribers to the XM Canada service are not included in our subscriber count.

XM Satellite Radio Inc. (“XM”) was incorporated on December 15, 1992 in the State of Delaware. XM Satellite Radio Holdings Inc. was formed as a holding company for Inc. on May 16, 1997.

As of December 31, 2008 (except as noted), the principal differences between the financial conditions of XM Holdings and XM were:

•	the ownership by XM Holdings of the corporate headquarters and data center buildings since August 2001 and September 2005, respectively, and the lease of these buildings to XM;

•	XM-1, XM-2, and the transponders of XM-3 and XM-4 are owned by XM; and XM-5 and the bus portions of XM-3 and XM-4 are owned by XM Holdings;

•	the presence at XM Holdings of additional indebtedness, primarily the 10% Convertible Senior Notes due 2009, not guaranteed by XM;

•	the investment by XM Holdings in XM Canada (including related revenue and deferred income); and

•	the existence of cash balances at XM Holdings.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

Accordingly, the results of operations for XM and its subsidiaries are substantially the same as the results of operations for XM Holdings and its subsidiaries except that XM has:

•

additional rent, less depreciation and amortization expense and less other income, in each case principally related to XM’s rental of its corporate headquarters and data center buildings from XM Holdings, which are intercompany transactions that have been eliminated in XM Holdings’ consolidated financial statements;

•	less interest expense, principally related to the additional indebtedness at XM Holdings;

•	less revenue associated with the amortization of deferred income and equity in losses from XM Holdings’ investment in XM Canada;

•	no gains or losses on XM Holdings’ investment in XM Canada; and

•	less interest income because of additional cash balances at XM Holdings.

We have incurred net losses and have generated negative cash flows from operations in each of the past three years and at December 31, 2008 have an accumulated deficit of $6,438,185. As discussed in Notes 13 and 19 to our consolidated financial statements, we have approximately $370,476 of debt maturing through January 2010, after reflecting the changes to our debt structure. The refinancing activities discussed in Notes 19 were necessary to reduce our 2009 debt service requirements to a level that we believe enables us to meet our obligations as they come due. Our ability to meet our debt and other obligations as they come due depends on the successful execution of our 2009 operating plan and on economic, financial and competitive factors influencing our business.

The purchase of a satellite radio subscription is discretionary and a continued weakening of the United States economy likely will negatively affect our business. Further, the sale and lease of automobiles with satellite radios is an important source of our subscribers. The significant slowdown in automobile sales in the United States also will negatively impact subscriber growth. We monitor our operations for opportunities to alter the timing of expenditures to ensure that sufficient liquidity is available to meet our obligations as they come due.

Our plan to maintain sufficient liquidity includes the potential for deferring the planned launch of satellites, deferring planned 2008 employee bonus payments or satisfying planned 2008 employee bonuses with non-cash awards, and deferring planned capital projects or other discretionary expenses. We believe that our cash and cash equivalents on hand, marketable securities, available borrowings from Liberty Media, and expected cash flows from operations in 2009 will be sufficient to satisfy our financial obligations through January 2010. Our financial projections are based on assumptions, which we believe are reasonable, but contain uncertainties as noted above.

(2) Principles of Consolidation and Basis of Presentation

Principles of Consolidation

The accompanying consolidated financial statements of XM Satellite Radio Holdings Inc. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles. We consolidate variable interest entities, as defined by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, An Interpretation of ARB No. 51, in which we are the primary beneficiary. All intercompany transactions have been eliminated in consolidation.

Basis of Presentation

In presenting consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Additionally, estimates were used when recording the fair values of our assets acquired and liabilities assumed in the Merger. Estimates, by their nature, are based on judgment and available information. Actual results could differ from those estimates.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

XM Holdings and its businesses operate as an unrestricted subsidiary of SIRIUS under its existing indebtedness. As an unrestricted subsidiary, transactions between the companies are required to comply with various contractual restrictions in our existing debt instruments. As a result of the Merger, certain of our predecessor accounting policies were changed to conform with SIRIUS’ current accounting policies. These changes have not had, and are not expected to have, a significant impact on our consolidated financial statements. See Note 4, Acquisition.

Although the effective date of the Merger was July 28, 2008, due to the immateriality of the results of operations for the period between July 28 and July 31, 2008, we have accounted for the Merger as if it had occurred on July 31, 2008 and “pushed-down” the recorded accounting adjustments to reflect our acquisition by SIRIUS at fair value of our assets acquired and liabilities assumed. Accordingly, our financial position and results of operations may not be comparable between the accompanying Successor and Predecessor periods.

(3) Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and related disclosures.

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include fair valuations of our assets and liabilities, revenue recognition, asset impairment, useful lives of our satellites and valuation allowances against deferred tax assets. The financial market volatility and poor economic conditions in the U.S. have impacted and will continue to impact our business. Such conditions could have a material impact to our significant accounting estimates.

Revenue Recognition

We derive revenue primarily from subscribers, advertising and direct sales of merchandise. Revenue from subscribers consists of subscription fees; non-refundable activation fees; and the effects of rebates. Revenue is recognized as it is realized or realizable and earned.

We recognize subscription fees as our service is provided. Prepaid subscription fees are recorded as deferred revenue and amortized to revenue ratably over the term of the applicable subscription plan.

At the time of sale, vehicle owners purchasing or leasing a vehicle with a subscription to our service typically receive between a three-month and twelve-month prepaid subscription. Prepaid subscription fees received from certain automakers are recorded as deferred revenue and amortized to revenue ratably over the service period, upon activation and sale to a customer. We reimburse automakers for certain costs associated with the satellite radio installed in the applicable vehicle at the time the vehicle is manufactured. The associated payments to the automakers are included in Subscriber acquisition costs. In the opinion of management, this is the appropriate characterization of our relationship since we are responsible for providing the service to the customers including being obligated to the customers in the case of an interruption of service.

Activation fees are recognized ratably over the estimated term a subscriber will use the activated radio, currently estimated to be approximately 3.5 years. The estimated term of subscriber equipment usage is based on actual historical experience.

As required by Emerging Issues Task Force (“EITF”) No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), an estimate of rebates that are paid by us to subscribers is recorded as a reduction to revenue in the period the subscriber activates service. For certain rebate promotions, a subscriber must remain active for a specified period of time to be considered eligible. In those instances, the estimate is recorded as a reduction to revenue over the required activation period. We estimate the effects of mail-in rebates based on actual take-rates for rebate incentives offered in prior periods, adjusted as deemed necessary based on take-rate data available at the time. In subsequent periods, estimates are adjusted when necessary. For instant rebate promotions, we record the consideration paid to the consumer as a reduction to revenue in the period the customer participates in the promotion.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

We recognize revenue from the sale of advertising as the advertising is broadcast. Agency fees are calculated based on a stated contractual rate applied to gross billing revenue for our advertising inventory and are reported as a reduction of Advertising revenue. We pay certain third parties a percentage of Advertising revenue. Advertising revenue is recorded gross of such revenue share payments in accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, as we are the primary obligor in the transaction. Advertising revenue share payments are recorded to Revenue share and royalties during the period in which the advertising is broadcast.

Equipment revenue and royalties from the sale of satellite radios, components and accessories is recognized upon shipment, net of discounts and rebates. Shipping and handling costs billed to customers are recorded as revenue. Shipping and handling costs associated with shipping goods to customers are reported as a component of Cost of equipment.

EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, provides guidance on how and when to recognize revenues for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Under this standard, we allocate arrangement consideration must be allocated among the separate units of accounting based on their relative fair values.

Programming Costs

We record the costs associated with our programming agreements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 63, Financial Reporting by Broadcasters. Programming costs which are for a specified number of events are amortized on an event-by-event basis; programming costs which are for a specified season are amortized over the season on a straight-line basis. We allocate a portion of certain programming costs which are related to sponsorship and marketing activities to sales and marketing expenses on a straight-line basis over the term of the agreement.

Advertising Costs

We record the costs associated with advertising in accordance with Statement of Position (“SOP”) No. 93-7, Reporting on Advertising Costs. Media is expensed when aired and advertising production costs are expensed as incurred. Market development funds are fixed and variable payments to reimburse retailers for the cost of advertising and other product awareness activities. Fixed market development funds are expensed over the periods specified in the applicable agreement; variable costs are expensed at the time a subscriber is activated. For the periods August 1, 2008 through December 31, 2008, January 1, 2008 through July 31, 2008 and the years ended December 31, 2007 and 2006, we recorded advertising costs of $28,384, $46,418, $141,529 and $141,147, respectively. These costs are reflected in Sales and marketing expense in our consolidated statements of operations.

Stock-Based Compensation

We account for equity instruments granted to employees in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R requires all share-based compensation payments to be recognized in the financial statements based on fair value using an option pricing model. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. We use the Black-Scholes-Merton option-pricing model to value stock option awards and have elected to treat awards with graded vesting as a single award.

Fair value is determined using the Black-Scholes-Merton model varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates. We estimate the fair value of awards granted using the implied volatility of actively traded options on SIRIUS’ common stock (Successor periods) and on XM Holdings’ common stock (Predecessor periods). The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through a review of historical exercise behavior of stock-based award grants with similar vesting periods. Where historical patterns do not exist, contractual terms are used. The

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

risk-free interest rate represents the daily treasury yield curve rate at the grant date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods.

Equity instruments granted to non-employees are accounted for in accordance with SFAS No. 123R, as interpreted by EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The final measurement date for the fair value of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.

Stock-based awards granted to employees, non-employees and members of our Predecessor board of directors generally include warrants, stock options, restricted stock and restricted stock units. The share-based payment expense recognized includes compensation cost for all stock-based awards granted to employees and members of our Predecessor board of directors (i) prior to, but not vested as of January 1, 2006, based on the grant date fair value originally estimated in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (ii) subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.

Upon completion of the Merger, all outstanding vested and unvested options and warrants to purchase our common stock outstanding under our equity-based plans were converted into options and warrants to purchase shares of SIRIUS common stock at the same ratio of exchange of XM Holdings for SIRIUS common stock in the Merger. Additionally, unvested restricted stock awards outstanding under our equity-based plans at the time of the Merger were converted into unvested restricted stock awards of SIRIUS common stock at the same exchange ratio. Compensation expense is recognized under these grants in the accompanying financial statements. SIRIUS will satisfy awards and options granted under these plans through the issuance of new shares; see Note 14, Benefit Plans. In the Successor period, compensation cost associated with our benefit plans is pushed down from SIRIUS based on the employees providing services to us.

Subscriber Acquisition Costs

Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include a satellite radio and a prepaid subscription to our service in the sale or lease price of a new vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios; commissions paid to retailers and automakers as incentives to purchase, install and activate radios; and product warranty obligations. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of radios, and revenue share payments to automakers and retailers of radios.

Subsidies paid to radio manufacturers and automakers are expensed upon installation, shipment, receipt of product or activation. Commissions paid to retailers and automakers are expensed upon either the sale or activation of radios.

Research & Development Costs

Research and development costs are expensed as incurred and primarily include the cost of new product development, chip set design, software development and engineering. For the periods August 1, 2008 through December 31, 2008 January 1, 2008 through July 31, 2008, and the years ended December 31, 2007 and 2006, we recorded research and development costs of $11,658, $23,045, $33,077 and $37,428, respectively. These costs are reported as a component of Engineering, design and development expense in our consolidated statements of operations.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, as interpreted by FIN No. 48, Accounting for Uncertainty in Income Taxes. Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

which the differences are expected to affect taxable income. A valuation allowance is recognized when necessary based on the weight of all available evidence, if it is considered more-likely-than-not that all or some portion of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

FIN No. 48 requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.

Subsequent to the Merger, we became a part of the SIRIUS consolidated group for income tax return filing purposes; however, our provision for income taxes is recorded as if we filed separately.

Comprehensive (Loss) Income

We report comprehensive (loss) income in accordance with SFAS No. 130, Reporting Comprehensive Income, which established the standard for reporting and displaying other comprehensive (loss) income and its components within financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand, money market funds, certificates of deposit and investments with an original maturity of three months or less when purchased. Cash and cash equivalents are stated at fair market value.

Accounts Receivable

Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. We specifically reserve for customers with known disputes or collectability issues. The remaining reserve recorded in the allowance for doubtful accounts is our best estimate of the amount of probable losses in our existing accounts receivable based on our actual write-off experience. All accounts receivable balances greater than approximately 30 days past the due date are considered delinquent. Delinquent accounts are written off after approximately 30 days.

Inventory

Inventory consists of finished goods, refurbished goods, and other raw material components used in manufacturing radios. Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. We record an estimated allowance for inventory that is considered slow moving and obsolete or whose carrying value is in excess of net realizable value. The provision related to products purchased for our direct to consumer distribution channel is reported as a component of Cost of equipment in our consolidated statements of operations. The remaining provision is reported as a component of Subscriber acquisition costs in our consolidated statements of operations.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

Inventory, net, consists of the following:

	Successor Entity	Predecessor Entity
	December 31, 2008	December 31, 2007
Raw materials	$5,781	$11,323
Finished goods	6,898	9,375
Allowance for obsolescence	(8,190)	(9,377)

Total inventory, net	$4,489	$11,321

Investments

Marketable Securities — We account for investments in marketable securities in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable securities consist of certificates of deposit, auction rate certificates and investments in debt and equity securities of other entities. Our investment policy objectives are the preservation of capital, maintenance of liquidity to meet operating requirements and yield maximization. Marketable securities are classified as available-for-sale securities and carried at fair market value. Unrealized gains and losses on available-for-sale securities are included in Accumulated other comprehensive (loss) income, net of tax, as a separate component of Stockholder’s deficit. Realized gains and losses, dividends and interest income, including amortization of the premium or discount arising at purchase, are included in Interest and investment income. The specific-identification method is used to determine the cost of all securities and the basis by which amounts are reclassified from Accumulated other comprehensive (loss) income into earnings.

We received proceeds from the sale or maturity of marketable securities of $0, $0, $1,823, and $3,390 for the periods August 1, 2008 through December 31, 2008, January 1, 2008 through July 31, 2008, and the years ended December 31, 2007 and 2006, respectively.

Restricted Investments — We have escrow deposits, certificates of deposit, money market funds and interest-bearing accounts which are restricted as to their withdrawal. We received proceeds from the release of restricted investments of $25,400, $0, $0, and $0 for the periods August 1, 2008 through December 31, 2008, January 1, 2008 through July 31, 2008, and the years ended December 31, 2007 and 2006, respectively.

Equity Method Investments — Investments in which we have the ability to exercise significant influence but not control are accounted for pursuant to the equity method of accounting. We recognize our proportionate share of net earnings or losses of our affiliates as they occur as a component of Other (expense) income in our consolidated statements of operations. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value and the estimated fair values of our equity method investees is recognized as an impairment loss when the loss is deemed to be other than temporary.

Cost Method Investments — Investments in equity securities that do not have readily determinable fair values and in which we do not have a controlling interest or are unable to exert significant influence are recorded at cost.

We adopted the provisions of SFAS No. 157, Fair Value Measurements, on January 1, 2008 as it applies to financial assets and liabilities. SFAS No. 157 establishes a fair value hierarchy for input into valuation techniques as follows: i) Level 1 input — unadjusted quoted prices in active markets for identical instrument; ii) Level 2 input — observable market data for same or similar instrument but not Level 1; and iii) Level 3 input — unobservable inputs developed using management’s assumptions about the inputs used for pricing the asset or liability. We use Level 3 inputs to fair value our investments in auction rate certificates issued by student loan trusts and the 8% convertible unsecured subordinated debentures issued by

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

XM Canada, as well as to the fair value of the embedded derivatives associated with our 10% senior secured discount convertible notes and our 7% exchangeable senior subordinated notes. See Note 11, Investments and Note 13, Debt, respectively.

Investments are periodically reviewed for impairment and a write down is recorded whenever declines in fair value below carrying value are determined to be other than temporary. In making this determination, we consider, among other factors, the severity and duration of the decline as well as the likelihood of a recovery within a reasonable timeframe.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation and amortization are calculated using the straight-line method over the following estimated useful lives:

Satellite system	2 – 15 years
Terrestrial repeater network	3 – 15 years
Broadcast studio equipment	3 – 15 years
Capitalized software and hardware	3 – 7 years
Satellite telemetry, tracking and control facilities	3, 4, 11 or 15 years
Furniture, fixtures, equipment and other	2 – 7 years
Building and improvements	14 – 47 years
Leasehold improvements	Lesser of useful life or remaining lease term

We operate four in-orbit satellites in our system, two of which function as in-orbit spares. The two in-orbit spare satellites were launched in 2001 while the other two satellites were launched and placed into service in 2005 and 2006, respectively. We are constructing an additional satellite.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset.

Goodwill and Other Intangible Assets

Goodwill represents the purchase price paid by SIRIUS in excess of the net amount assigned to our identifiable assets acquired and liabilities assumed by SIRIUS in the Merger. We perform an impairment test annually or more frequently if indicators of impairment exist. We are required to perform a two-step impairment test of goodwill under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The fair value of the entity is compared to its carrying value and if the fair value exceeds its carrying value then goodwill is not impaired. If the carrying value exceeds the fair value, the implied fair value of goodwill is compared to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss will be recorded by the amount the carrying value exceeds the implied fair value.

Other intangible assets with indefinite lives are tested for impairment at least annually or more frequently if indicators of impairment exist under the provisions of SFAS No. 142.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

Other intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment under the provisions of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. As of December 31, 2008 and 2007, we have determined that the carrying amounts of cash and cash equivalents, accounts and other receivables, and accounts payable approximate fair value due to the short-term nature of these instruments.

The fair value of our long-term debt is determined by either (i) estimation of the discounted future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our bankers, or (ii) quoted market prices at the reporting date for the traded debt securities. As of December 31, 2008 and 2007, the aggregate carrying value of long-term debt was $1,794,841 and $1,489,792, respectively; while the fair value was $760,897 and $1,515,680, respectively.

Reclassifications

Certain amounts in our Predecessor period consolidated financial statements have been reclassified to conform with our Successor period presentation.

Allocations

SIRIUS allocates its overhead to us based on the estimated costs incurred by SIRIUS that pertain to us. Certain costs incurred by us benefit SIRIUS and are charged to SIRIUS based on estimated costs incurred by us pertaining to SIRIUS.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2, delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year end entities. In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which provides a detailed example to illustrate key considerations in determining the fair value of a financial asset in an inactive market, and emphasizes the requirements to disclose significant unobservable inputs used as a basis for estimating fair value. We adopted the provisions of SFAS No. 157 on January 1, 2008, except as it applies to nonfinancial assets and liabilities as noted in FSP 157-2. Neither the partial adoption nor the issuance of FSP 157-3 had any significant impact on our consolidated results of operations or financial position. We will adopt the provisions of SFAS No. 157 as amended on January 1, 2009 as it relates to nonfinancial assets and liabilities, and do not expect a significant impact on our consolidated results of operations or financial position as a result.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. We adopted the provisions of SFAS No. 159 on January 1, 2008 and did not elect the fair value option as of that date. The adoption had no significant impact on our consolidated results of operations or financial position.

In November 2007, the FASB issued SFAS No. 141R, Business Combinations, which continues to require that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their face value as of the acquisition date. Under SFAS No. 141R, all transaction costs are expensed as incurred. SFAS No. 141R rescinded EITF No. 93-07, Uncertainties Related to Income Taxes in a Purchase Business Combination. Under EITF No. 93-07 the effect of any subsequent adjustments to uncertain tax positions were generally applied to goodwill, except for post-acquisition interest on uncertain tax provisions, which was recognized as an adjustment to income tax expense. Under SFAS No. 141R all subsequent adjustments to uncertain tax positions assumed in a business combination that previously would have impacted goodwill are recognized in the income statement. The guidance in SFAS No. 141R is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. SFAS No. 141R does not impact the accounting for the Merger and we do not expect its adoption to have a significant impact on our consolidated results of operations or financial position.

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Agreements, which provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure requirements. This EITF is effective for the first annual or interim reporting period beginning after December 15, 2008, and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We will adopt EITF No. 07-1 effective January 1, 2009. We do not expect the adoption of EITF No. 07-1 to have a significant impact on our consolidated results of operations or financial position.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. We will adopt FSP No. FAS 142-3 effective January 1, 2009. We do not expect the adoption of FSP No. FAS 142-3 to have a significant impact on our consolidated results of operations or financial position.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) which amends the accounting requirements for convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement. Additional disclosures are also required for these instruments. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. We will adopt FSP No. APB 14-1 effective January 1, 2009. We do not expect the adoption of FSP No. APB 14-1 to have a significant impact on our consolidated results of operations or financial position.

In June 2008, the FASB ratified EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore would qualify for the first part of the scope exception in paragraph 11(a) of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The EITF prescribes a two-step approach under which the entity would evaluate the instrument’s contingent exercise provisions and then the instrument’s settlement provisions, for purposes of evaluating whether the instrument (or embedded feature) is indexed to the entity’s stock. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008. We will adopt EITF No. 07-5 effective January 1, 2009. We do not expect the adoption of EITF No. 07-5 to have a significant impact on our consolidated results of operations or financial position.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

In November 2008, the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Considerations, which applies to all investments accounted for under the equity method. The EITF clarifies the accounting for certain transactions and impairment considerations involving these investments. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008. We will adopt EITF No. 08-6 effective January 1, 2009. We do not expect the adoption of EITF No. 08-6 to have a significant impact on our consolidated results of operations or financial position.

(4) Acquisition

On July 28, 2008, XM Satellite Radio Holdings Inc. merged with and into Vernon Merger Corporation, a wholly owned subsidiary of SIRIUS. As a result, we became a wholly-owned subsidiary of SIRIUS.

The effective date of the Merger was July 28, 2008; however, due to the immateriality of the results of operations for the period July 28, 2008 through July 31, 2008, we have accounted for the Merger as if it had occurred on July 31, 2008. The Merger has been accounted for under the purchase method of accounting pursuant to the provisions of SFAS No. 141, Business Combinations. The application of purchase accounting under SFAS No. 141 resulted in the transaction being valued at $5,836,363, based upon the average closing price of $3.79 of SIRIUS common stock on The NASDAQ Global Select Market for the two days prior to, including, and the two days subsequent to the public announcement of the Merger on February 19, 2007.

On that basis, the table below shows the value of the consideration paid by SIRIUS in connection with the Merger:

Total
Fair value of common stock issued to XM Holdings stockholders	$5,460,853
Fair value of preferred stock issued to XM Holdings stockholders	47,095
Fair value of converted stock options	94,616
Fair value of restricted stock issued to XM Holdings restricted stockholders	66,628
Fair value of converted warrants	115,784
Acquisition costs	51,387

Total	$5,836,363

SFAS No. 141 requires that the total purchase price be allocated to the fair value of assets acquired and liabilities assumed by SIRIUS based on their fair values at the acquisition date, with any excess recorded as goodwill. We have allocated the purchase price based on the fair values of our assets acquired and liabilities assumed by SIRIUS in connection with the Merger.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

The table below summarizes the fair value of our assets acquired by SIRIUS, liabilities assumed by SIRIUS and related deferred income taxes as of the acquisition date.

July 31, 2008
Acquired assets:
Current assets	$1,078,148
Property and equipment	912,638
Non-amortizable intangible assets	2,250,000
Amortizable intangible assets	474,460
Goodwill	6,601,046
Other assets	326,948

Total assets	$11,643,240

Assumed liabilities:
Current liabilities	789,001
Total debt	2,576,512
Deferred income taxes	847,616
Other non-current liabilities and deferred credit on executory contracts	1,593,748

Total liabilities	$5,806,877

Total consideration	$5,836,363

During the third quarter of 2008, we recorded a preliminary estimate of goodwill in the amount of $6,626,504, which was adjusted to $6,601,046 during the fourth quarter of 2008 upon finalization of the fair value of our assets acquired and liabilities assumed by SIRIUS in the Merger. During the three months ended September 30, 2008, we recognized an impairment of goodwill in the amount of $5,026,838. During the three months ended December 31, 2008, we recognized an impairment of goodwill in the amount of $1,574,208. As of December 31, 2008, there was no remaining goodwill balance. (See Note 5, Goodwill.)

In connection with the Merger, $2,250,000 of the purchase price was allocated to our indefinite lived intangible assets, including $2,000,000 associated with our FCC license and $250,000 associated with our trademarks. During the year ended December 31, 2008, no impairment loss was recorded for intangible assets with indefinite lives.

In connection with the Merger, $474,460 of the purchase price was allocated to our finite-lived intangible assets which are subject to straight-line amortization, except for the subscriber relationships, which are amortized on an accelerated basis. Acquired finite-lived intangible assets included $33,000 associated with our licensing agreement with a manufacturer, $42,000 associated with our licensing agreement with XM Canada, $380,000 associated with our subscriber relationships, $16,552 associated with our proprietary software, $2,000 associated with our developed technology and $908 associated with our leasehold interests. During the period from August 1, 2008 to December 31, 2008, we recorded amortization expense of $35,789.

In connection with the Merger, we identified $74,473 of costs associated with reductions in staffing levels and consolidations, which was comprised of $66,515 in severance and related benefits and $7,958 in lease and other contract termination costs. During 2008, we paid $38,676 in severance and related benefits and the remaining severance and related benefits are expected to be paid by the end of 2009. These costs were recognized in accordance with the EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, as assumed liabilities in the business combination. As of December 31, 2008, the balance of this liability was $35,797.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

(5)	Goodwill

During the third quarter of 2008 we recorded a preliminary estimate of goodwill in the amount of $6,626,504. Pursuant to the provisions of SFAS No. 141, we have allocated the consideration paid by SIRIUS to the fair value of our assets and liabilities acquired and assumed, respectively, by SIRIUS. These allocations were preliminary at September 30, 2008 and were finalized by December 31, 2008.

SFAS No. 142 requires that we assess goodwill for impairment at least annually or more frequently if indicators of impairment exist. The price of SIRIUS’ common stock declined significantly from February 19, 2007, the measurement date for valuation of the Merger through December 31, 2008, indicating a potential impairment. Under SFAS No. 142, the fair value of the entity is compared to its carrying value and, if the fair value exceeds its carrying value, then goodwill is not impaired. If the carrying value exceeds the fair value then we will compare the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value exceeds the carrying value then goodwill is not impaired; otherwise, an impairment loss will be recorded by the amount the carrying value exceeds the implied fair value. Our impairment analysis indicated that the carrying value of goodwill exceeded the implied fair value of goodwill, resulting in an estimated impairment charge of $5,026,838 in the third quarter of 2008. We recognized an impairment charge of $1,574,208 during the fourth quarter of 2008 when the finalization of the purchase price allocations was completed. As of December 31, 2008, there was no remaining goodwill balance.

The changes in the carrying value of goodwill for the year ended December 31, 2008 were as follows:

Balance at December 31, 2007	$—
Acquisition	6,601,046
Impairment Loss	(6,601,046)

Balance at December 31, 2008	$—

(6)	Intangible Assets

Intangible assets consisted of the following:

	Weighted Average Useful Lives	Successor Entity			Predecessor Entity
		As of December 31, 2008			As of December 31, 2007
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets
FCC licenses	Indefinite	$2,000,000	$—	$2,000,000	$141,412	$—	$141,412
Trademarks	Indefinite	250,000	—	250,000	—	—	—
Definite life intangible assets
Subscriber relationships	9 years	$380,000	$(29,226)	$350,774	$—	$—	$—
Proprietary software	6 years	16,552	(2,285)	14,267	—	—	—
Developed technology	10 years	2,000	(83)	1,917	—	—	—
Licensing agreements	9.1 years	75,000	(4,090)	70,910	—	—	—
Leasehold interest	7.4 years	908	(105)	803
Other intangibles	Various	—	—	—	3,379	—	3,379

Total intangible assets		$2,724,460	$(35,789)	$2,688,671	$144,791	$—	$144,791

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

Indefinite Life Intangibles

We have identified our FCC licenses and our trademark as indefinite life intangibles after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use.

We hold FCC licenses to operate a satellite digital audio radio service and provide ancillary services. Our FCC licenses for our satellites expire on various dates from 2009 to 2014. Prior to the expirations, we will be required to apply for a renewal of our FCC licenses. We currently have one such application on file for a license expiring in March 2009. As long as we act within the requirements and constraints of the regulatory authorities, the renewal and extension of our licenses is reasonably certain at minimal cost. The FCC licenses authorize us to use the broadcast spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.

In connection with the Merger, $250,000 of the purchase price was allocated to our trademark. As of December 31, 2008 there are no legal, regulatory or contractual limitations associated with our trademark.

We evaluate our indefinite life intangible assets for impairment on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. During the year ended December 31, 2008, no impairment loss was recorded for intangible assets with indefinite lives.

Finite-Lived Intangibles

Finite-lived intangible assets consist primarily of subscriber relationships of $380,000 that were fair valued as a result of the Merger. Subscriber relationships are amortized on an accelerated basis over 9 years, which reflects the estimated pattern in which the economic benefits will be consumed. Other definite life intangibles include certain licensing agreements of $75,000, which will be amortized over a weighted average of 9.1 years on a straight-line basis.

Amortization expense for the period from August 31, 2008 through December 31, 2008 was $35,789. Expected amortization expense for each of the fiscal years through December 31, 2013 and for periods thereafter is as follows:

Year ending December 31,	Amount
2009	$76,765
2010	66,143
2011	59,021
2012	53,467
2013	47,097
Thereafter	136,178

Total intangibles, net	$438,671

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

(7) Subscriber Revenue

Subscriber revenue consists of subscription fees, non-refundable activation fees and the effects of rebates. Revenues received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle are also included in subscriber revenue over the service period upon activation and sale to the customer.

Subscriber revenue consists of the following:

	Successor Entity	Predecessor Entity
	August 1, 2008, Through December 31, 2008	January 1, 2008 Through July 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Subscription fees	$467,832	$653,755	$1,007,777	$830,065
Activation fees	319	11,855	19,354	16,192
Effect of rebates	(662)	(760)	(2,298)	(4,439)

Total subscriber revenue	$467,489	$664,850	$1,024,833	$841,818

(8) Interest Costs

We capitalize a portion of the interest on funds borrowed to finance the construction costs of our satellites. The following is a summary of our interest costs:

	Successor Entity	Predecessor Entity
	August 1, 2008, Through December 31, 2008	January 1, 2008 Through July 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Interest costs charged to expense	$107,155	$73,937	$116,605	$121,304
Interest costs capitalized	10,737	6,852	7,054	22,271

Total interest costs incurred	$117,892	$80,789	$123,659	$143,575

(9) Property and Equipment

Property and equipment, net, consists of the following:

	Successor Entity	Predecessor Entity
	December 31, 2008	December 31, 2007
Satellite system	$490,126	$903,210
Terrestrial repeater network	41,850	264,664
Leasehold improvements	6,762	20,279
Broadcast studio equipment	7,804	66,316
Capitalized software and hardware	53,986	197,757
Satellite telemetry, tracking and control facilities	33,542	48,172
Furniture, fixtures, equipment and other	26,076	99,693
Land	38,100	8,788
Building	53,887	54,242
Construction in progress — satellite system	181,856	151,142

Total property and equipment	933,989	1,814,263
Accumulated depreciation and amortization	(59,401)	(952,751)

Property and equipment, net	$874,588	$861,512

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

Depreciation and amortization expense on property and equipment was $58,521, $88,749, $187,196, and $168,880 for the periods August 1, 2008 through December 31, 2008, January 1, 2008 through July 31, 2008 and years ended December 31, 2007 and 2006, respectively.

Satellites

We own four orbiting satellites; two of which, XM-3 and XM-4, currently transmit our signal and two of which, XM-1 and XM-2, serve as in-orbit spares. Our satellites, XM-1 through XM-4, were launched in March 2001, May 2001, February 2005 and October 2006, respectively.

We also expect to replace our satellite constellation to meet our business needs. Space Systems/Loral is constructing a fifth satellite, XM-5, for use in our system. We have also entered into an agreement with Sea Launch to secure a launch for XM-5.

(10) Related Party Transactions

In November 2005, we entered into agreements with XM Canada that provide XM Canada with the right to offer our satellite radio service in Canada. The agreements have an initial term of ten years and XM Canada has the unilateral option to extend the term of the agreements for an additional five years at no additional cost beyond the current financial arrangements. XM Canada has expressed its intent to exercise this option at the end of the initial term of the agreements. We have the right to receive a 15% royalty for all subscriber fees earned by XM Canada each month for its basic service and a nominal activation fee for each gross activation of an XM Canada subscriber on our system. XM Canada is obligated to pay us a total of $71,800 for the rights to broadcast and market National Hockey League (“NHL”) games for the 10-year term of our contract with the NHL. In accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we recognize these payments on a gross basis as a principal. The estimated fair value of deferred revenue due from XM Canada as of the Merger date was approximately $34,000 and will be amortized on a straight-line basis over the remaining expected term of the agreements. The remaining carrying value of Deferred revenue related to XM Canada was $32,844 as of December 31, 2008.

We have extended a Cdn$45,000 standby credit facility to XM Canada which can be utilized to purchase terrestrial repeaters or finance the payment of subscription fees. The facility matures on December 31, 2012 and bears interest at a rate of 17.75% per annum. We have the right to convert unpaid principal amounts into Class A subordinate voting shares of XM Canada at the price of Cdn$16.00 per share. As of December 31, 2008 and 2007, XM Canada had drawn $8,311 and $3,554 on this facility in lieu of payment of subscription fees. These amounts are included in Related party long-term assets in our consolidated balance sheets.

In connection with the deferred revenue related to XM Canada, we recorded amortization of $1,156, $5,829, $9,993 and $10,080 for the periods August 1, 2008 through December 31, 2008, January 1, 2008 through July 31, 2008, and years ended December 31, 2007 and 2006, respectively. The royalty fees we earn related to subscriber and activation fees are reported as a component of Other revenue in our consolidated statements of operations. We recorded royalty fees of $97, $422, $333 and $258 for the periods August 1, 2008 through December 31, 2008, January 1, 2008 through July 31, 2008 and years ended December 31, 2007 and 2006, respectively. XM Canada pays us a licensing fee and reimburses us for advertising, both of which are reported as a component of Other revenue in our consolidated statements of operations. We recorded licensing fee revenue of $2,500, $3,500, $4,875 and $4,500 for the periods August 1, 2008 through December 31, 2008, January 1, 2008 through July 31, 2008, and years ended December 31, 2007 and 2006, respectively. We recognized advertising reimbursements of $366, $833, $1,083 and $1,083 for the periods August 1, 2008 through December 31, 2008, January 1, 2008 through July 31, 2008, and years ended December 31, 2007 and 2006, respectively. The amounts due from XM Canada at December 31, 2008 and 2007 were $5,594 and $6,199, respectively, and are included in Related party current assets in our consolidated balance sheets.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

We have agreements with General Motors (“GM”) and American Honda Motor Co., Inc. (“American Honda”), both of which hold shares of SIRIUS common stock and have one representative each on the SIRIUS’ Board of Directors. GM and American Honda install our radios and promote our radio service, and we make available use of our bandwidth to GM and American Honda. Subscription revenues received from GM and American Honda for these programs are reported as a component of subscriber revenue.

We recorded total revenue from GM, primarily consisting of subscriber revenue, of $16,803, $25,394, $36,047 and $27,412 for the periods August 1, 2008 through December 31, 2008, January 1, 2008 through July 31, 2008, and years ended December 31, 2007 and 2006, respectively. We recorded total revenue from American Honda, primarily consisting of subscriber revenue, of $7,504, $10,599, $18,385 and $17,159 for the periods August 1, 2008 through December 31, 2008, January 1, 2008 through July 31, 2008, and years ended December 31, 2007 and 2006, respectively.

We rely on GM and American Honda for marketing and we are responsible for certain revenue share payments to these related parties. We recognized Sales and marketing expense with GM of $47,090, $116,677, $192,405 and $145,894 for the periods August 1, 2008 through December 31, 2008, January 1, 2008 through July 31, 2008, and years ended December 31, 2007 and 2006, respectively. We recognized Sales and marketing expense with American Honda of $4,248, $5,330, $7,675 and $2,600 for the periods August 1, 2008 through December 31, 2008, January 1, 2008 through July 31, 2008, and years ended December 31, 2007 and 2006, respectively. We recognized Revenue share and royalties expense with GM of $36,305, $79,869, $111,169 and $78,193 for the periods August 1, 2008 through December 31, 2008, January 1, 2008 through July 31, 2008, and years ended December 31, 2007 and 2006, respectively. We recognized Revenue share and royalties expense with American Honda of $2,051, $1,901, $843 and $0 for the periods August 1, 2008 through December 31, 2008, January 1, 2008 through July 31, 2008, and years ended December 31, 2007 and 2006, respectively.

As of December 31, 2008, we recorded, within Related party current assets, $10,132 and $94,444 of amounts due from GM and prepaid expenses with GM, respectively. As of December 31, 2008, we recorded, within Related party long-term assets, $116,296 of prepaid expenses with GM. As of December 31, 2007, we recorded, within Related party current assets, $8,505 and $80,610 of amounts due from GM and prepaid expenses with GM, respectively. As of December 31, 2007, we recorded, within Related party long-term assets, $137,586 of prepaid expenses with GM. As of December 31, 2008 and 2007, we recorded, within Related party current assets, $2,194 and $3,325 of amounts due from American Honda, respectively.

As of December 31, 2008 and 2007, we recorded, within Related party current liabilities, $63,023 and $62,233 for amounts due to GM, respectively. As of December 31, 2008 and 2007, we recorded, within Related party current liabilities, $4,190 and $3,513 for amounts due to American Honda, respectively.

(11) Investments

Investments consist of the following:

	Successor Entity	Predecessor Entity
	December 31, 2008	December 31, 2007
Marketable securities	$10,525	$5,399
Restricted investments	120,250	275
Embedded derivative accounted for separately from the host contract	2	1,438
Equity method investments	8,873	30,144

Total investments	$139,650	$37,256

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

XM Canada

We have a 23.33% economic interest in XM Canada. The amount of the Merger purchase price allocated to the fair value of our investment in XM Canada was $41,188. Our investment in XM Canada is recorded using the equity method (on a one-month lag) since we have significant influence, but less than a controlling voting interest in XM Canada. Under this method, our investment in XM Canada is adjusted quarterly to recognize our share of net earnings or losses as they occur, rather than at the time dividends or other distributions are received, limited to the extent of our investment in, advances to, and commitments to fund XM Canada. Our share of net earnings or losses of XM Canada is recorded to Loss on investments in our consolidated statements of operations. We recorded $9,309, $10,385, $16,491 and $23,229 for the periods August 1, 2008 through December 31, 2008, January 1, 2008 through July 31, 2008, and years ended December 31, 2007 and 2006 for our share of XM Canada’s net loss. In the fourth quarter of 2008, we reduced the carrying value of our investment in XM Canada due to decreases in fair value that were considered to be other-than-temporary and recorded an impairment charge of $16,453. Under SFAS No. 157, we used a Level 1 input, consisting of the quoted market price of shares of XM Canada, to value our investment in XM Canada. In addition, we hold an investment in Cdn$4,000 face value of 8% convertible unsecured subordinated debentures issued by XM Canada for which the embedded conversion feature is required under SFAS No. 133 to be bifurcated from the host contract. The host contract is accounted for as an available-for-sale security at fair value with changes in fair value recorded to Accumulated other comprehensive (loss) income, net of tax. The embedded conversion feature is accounted for as a derivative at fair value with changes in fair value recorded in earnings as Interest and investment income. As of December 31, 2008, the carrying value of our equity method investment was $8,873, while the carrying value of the host contract and embedded derivative related to our investment in the debentures was $2,540 and $2, respectively.

WorldSpace

In 2005, we acquired 1,562,500 shares of Class A common stock of WorldSpace, Inc. (“WSI”). During July 2008, we wrote off the remaining carrying value of our investment in WSI’s shares due to decreases in fair value that were considered to be other-than-temporary and recorded $2,625 as a Loss in investments in the consolidated statements of operations for the period January 1, 2008 through July 31, 2008. On October 16, 2008 WSI filed for reorganization under the Bankruptcy Code.

Auction Rate Certificates

In October 2007, we purchased $9,450 of auction rate certificates issued by student loan trusts. Auction rate certificates are long-term securities structured to reset their coupon rates by means of an auction. We account for our investment in auction rate certificates as available-for-sale securities. As of December 31, 2008, the carrying value of these securities was $7,985.

Restricted Investments

Restricted investments relate to deposits placed into escrow for the benefit of third parties pursuant to programming agreements. In May 2008, we deposited $120,000 into an escrow account pursuant to an agreement with Major League Baseball® (“MLB”) for general credit support. As of December 31, 2008 and 2007, the carrying value of our long-term restricted investments was $120,250 and $275, respectively, and primarily included certificates of deposit and money market funds deposited in escrow for the benefit of MLB. In 2009, we released to MLB, $120,000 held in escrow in satisfaction of future obligations under our agreement.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

(12) Fair Value of Financial Instruments

The following table summarizes the fair value of our financial instruments at December 31, 2008:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:
Auction rate securities	N/A	N/A	$7,985	$7,985
Debentures and embedded derivatives	N/A	N/A	2,542	2,542

Total Assets			$10,527	$10,527

Liabilities:
Debt	$705,520	N/A	$55,377	$760,897
Debt-related embedded derivatives	—	N/A	22,658	22,658

Total Liabilities	$705,520		$78,035	$783,555

The following tables present the changes in the Level 3 fair-value category for the Successor Entity period, August 1, 2008 through December 31, 2008 and the Predecessor Entity period, January 1, 2008 through July 31, 2008. We classify financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Auction Rate Securities	Debentures and Embedded Derivatives	Debt	Debt-Related Embedded Derivatives	Total
Predecessor Entity:
Balance at December 31, 2007	$9,450	$4,212	$260,297	$—	$273,959
Total gains and losses (realized /unrealized)	—	(551)	—	—	(551)
Included in other comprehensive income	(425)	(79)	—	—	(504)
Purchases, issuances and settlements	—	—	(1,788)	—	(1,788)
Transfers in and/or out of Level 3	—	—	—	—	—

Balance at July 31, 2008	9,025	3,582	258,509	—	271,116

Successor Entity:
Balance at August 1, 2008 (including purchase price adjustments)	$9,025	$3,582	$258,509	$65,679	$336,795
Total gains and losses (realized /unrealized)	—	(763)	—	(322,347)	(323,110)
Included in other comprehensive income	(1,040)	(277)	—	—	(1,317)
Purchases, issuances and settlements	—	—	(235,294)	279,326	44,032
Transfers in and/or out of Level 3	—	—	32,162	—	32,162

Balance at December 31, 2008	$7,985	$2,542	$55,377	$22,658	$88,562

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

(13) Debt

Our debt consists of the following:

	Conversion Price (per SIRIUS share)	Long-term debt
		Successor Entity	Predecessor Entity
		December 31,	December 31,
		2008	2007
Senior Secured Term Loan	N/A	100,000	—
13% Senior Notes due 2013	N/A	778,500	—
Less: discount		(74,986)	—
9.75% Senior Notes due 2014	N/A	5,260	600,000
10% Convertible Senior Notes due 2009	$10.87	400,000	400,000
Less: discount		(17,367)	—
Floating Rate Notes due 2013	N/A	—	200,000
Debt of Satellite Leasing (702-4) LLT	N/A	—	230,800
10% Senior Secured Discount Convertible Notes due 2009	0.69	33,249	33,249
Less: discount		(5,471)	(3,754)
Senior Secured Revolving Credit Facility due 2009	N/A	250,000	—
Add: premium		151	—
7% Exchangeable Senior Subordinated Notes due 2014	1.88	550,000	—
Less: discount		(270,368)	—
Other debt:
Capital leases	N/A	23,215	29,497
Embedded derivatives		22,658	—

Subtotals		1,794,841	1,489,792
Less: current maturities		355,739	9,153

Total long-term		$1,439,102	$1,480,639

As a part of the Merger, our pre-acquisition debt was revalued based on the fair value at the time of Merger. The resulting discount or premium is being amortized to interest expense over the remaining term of the debt.

Refinancing transactions

In connection with the Merger, we refinanced a substantial portion of our existing indebtedness:

•	On July 31, 2008, we issued $778,500 aggregate principal amount, net of original issue discount of $78,395, of the 13% Notes; and

•	On August 1, 2008, we issued $550,000 aggregate principal amount of the Exchangeable Notes.

We used the proceeds from the transactions described above to:

•

repurchase 99% of our 9.75% Senior Notes due 2014 at 101%, plus $18,685 in accrued interest. The tender offer for the 9.75% Senior Notes due 2014 included a consent solicitation to amend the indenture governing the 9.75% Senior Notes due 2014;

•	repurchase 100% of our Senior Floating Rate Notes due 2013 at par, plus $1,501 in accrued interest; and

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

•

satisfy our $309,400 transponder repurchase obligation, for both debt and equity holders of a previously consolidated variable interest entity. Our debt repurchase obligation included a 1% of principal prepayment penalty as well as $6,668 in accrued interest.

In July 2008, we amended the terms of our $400,000 aggregate principal amount of 1.75% Convertible Senior Notes due 2009 to increase the interest rate from 1.75% to 10% per annum effective July 2, 2008 as part of an agreement whereby holders of the notes waived any right to seek a change of control put in connection with the Merger.

Subsequent to December 31, 2008, we and SIRIUS have entered into agreements that have had a significant impact on our debt structure as more fully described in Note 19.

Senior Secured Term Loan

We are party to a credit agreement dated May 2008 relating to a $100,000 Senior Secured Term Loan (the “Senior Term Loan”) with UBS AG. The Senior Term Loan matures on May 5, 2009. Interest is payable quarterly. At December 31, 2008, the interest rate was 5.5625%. The interest rate is 225 basis points over the 9-month LIBOR. The Senior Term Loan is secured on a pari passu basis with the Revolving Credit Facility (as defined below) by substantially all of XM’s assets.

7% Exchangeable Senior Subordinated Notes due 2014

In August 2008, XM issued $550,000 aggregate principal amount of 7% Exchangeable Senior Subordinated Notes due 2014 (the “Exchangeable Notes”). The Exchangeable Notes are senior subordinated obligations of XM and rank junior in right of payment to its existing and future senior debt and equally in right of payment with its existing and future senior subordinated debt. XM Holdings, XM Equipment LLC and XM Radio Inc. have guaranteed the Exchangeable Notes on a senior subordinated basis. Interest is payable semi-annually in arrears on June 1 and December 1 of each year at a rate of 7% per annum. The Exchangeable Notes mature on December 1, 2014. The Exchangeable Notes are exchangeable at any time at the option of the holder into shares of SIRIUS’ common stock at an initial exchange rate of 533.3333 shares of SIRIUS common stock per $1,000 principal amount of Exchangeable Notes, which is equivalent to an approximate exchange price of $1.875 per share of SIRIUS common stock.

9.75% Senior Notes due 2014

XM has outstanding $5,260 aggregate principal amount of 9.75% Senior Notes due 2014 (the “9.75% Notes”). Interest on the 9.75% Notes is payable semi-annually on May 1 and November 1 at a rate of 9.75% per annum. The 9.75% Notes are unsecured and mature on May 1, 2014. XM, at its option, may redeem the 9.75% Notes at declining redemption prices at any time on or after May 1, 2010, subject to certain restrictions. Prior to May 1, 2010, XM may redeem the 9.75% Notes, in whole or in part, at a price equal to 100% of the principal amount thereof, plus a make-whole premium and accrued and unpaid interest to the date of redemption.

Senior Floating Rate Notes due 2013

The aggregate principal amount of XM’s unsecured Senior Floating Rate Notes due 2013 (the “Floating Rate Notes”) outstanding as of December 31, 2007 was $200,000. Interest was payable quarterly on May 1, August 1, November 1 and February 1. XM repurchased all of the Floating Rate Notes in connection with the Merger.

Debt of Consolidated Variable Interest Entity

On February 13, 2007, we entered into a sale-leaseback transaction with respect to the transponders on our XM-4 satellite. We sold the XM-4 transponders to Satellite Leasing (702-4) LLT (the “Trust”), a third-party trust formed solely for the purpose of facilitating the sale-leaseback transaction. The Trust pooled the funds used to purchase the transponders from a $57,700 investment by an equity investor and the $230,800 in proceeds from the issuance of its 10% senior secured notes due 2013 (“Debt of consolidated variable interest entity”). We accounted for the sale and leaseback of the transponders under sale-leaseback accounting with a capital lease, pursuant to SFAS No. 13, Accounting for Leases, as amended. We also determined that the Trust was a variable interest entity, as that term is defined under FIN No. 46(R), and that we were the primary beneficiary of the Trust. Pursuant to FIN No. 46(R), we consolidated the Trust into our consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

We sold the XM-4 transponders to the Trust owned by Satellite Leasing (702-4) LLC (“Owner Participant”) for $288,500. We leased the transponders for a term of nine years. These lease payment obligations, which were unconditional and guaranteed by XM Satellite Radio Holdings Inc., were senior unsecured obligations and ranked equally in right of payment with existing and future senior unsecured obligations. Under the terms of the lease, we were obligated to make payments that totaled $437,400, of which $126,600 was interest, over the nine-year base lease term.

We repurchased the transponders on our XM-4 satellite in connection with the Merger and terminated this sale-leaseback arrangement.

13% Senior Notes due 2013

In July 2008, XM Escrow LLC (“Escrow LLC”), a Delaware limited liability company and wholly-owned subsidiary of XM Holdings, issued $778,500 aggregate principal amount of 13% Senior Notes due 2013 (the “13% Notes”). Interest is payable semi-annually in arrears on February 1 and August 1 of each year at a rate of 13% per annum. The 13% Notes were issued for $700,105, resulting in an original issuance discount of $78,395. The 13% Notes are unsecured and mature in 2013. Escrow LLC merged with and into XM. Upon this merger, the 13% Notes became obligations of XM and were guaranteed by XM Holdings, XM Equipment Leasing LLC and XM Radio Inc.

10% Convertible Senior Notes due 2009

We have issued $400,000 aggregate principal amount of 10% Convertible Senior Notes due 2009 (the “10% Convertible Notes”). Interest is payable semi-annually at a rate of 10% per annum. The 10% Convertible Notes mature on December 1, 2009. The 10% Convertible Notes may be converted by the holder, at its option, into shares of SIRIUS’ common stock at a conversion rate of 92.0 shares of SIRIUS common stock per $1,000 principal amount, which is equivalent to a conversion price of $10.87 per share of SIRIUS common stock (subject to adjustment in certain events), at any time until December 1, 2009. As a result of the fair valuation at acquisition date relating to the Merger, we recognized an initial discount of $23,700.

10% Senior Secured Discount Convertible Notes due 2009

XM Holdings (with XM as co-obligor) has outstanding $33,249 aggregate principal amount of 10% Senior Secured Discount Convertible Notes due 2009 (the “10% Discount Convertible Notes”). Interest is payable semi-annually at a rate of 10% per annum. The 10% Discount Convertible Notes mature on December 31, 2009. At any time, a holder of the notes may convert all or part of the accreted value of the notes at a conversion price of $0.69 per share of SIRIUS common stock. The 10% Discount Convertible Notes, rank equally in right of payment with all of our other existing and future senior indebtedness, and are senior in right of payment to all of our existing and future subordinated indebtedness. As a result of the fair valuation at acquisition relating to the Merger, we recognized an initial premium of $57,550.

Senior Secured Revolving Credit Facility

We are party to a $250,000 Senior Secured Revolving Credit Facility (“Revolving Credit Facility”), which has been fully drawn. The Revolving Credit Facility matures on May 5, 2009. Borrowings under the Revolving Credit Facility bear interest at a rate of LIBOR plus 150 to 225 basis points or an alternate base rate, to be the higher of the JPMorgan Chase prime rate and the Federal Funds rate plus 50 basis points, in each case plus 50 to 125 basis points. For $187,500 of the drawn amount, the interest rate at December 31, 2008 was 3.1875%; and for $62,500 of the drawn amount, the interest rate at December 31, 2008 was 3.9375%. The Revolving Credit Facility is secured by substantially all of the assets of XM other than certain specified property.

Embedded Derivatives

We issued convertible debt securities, including the 10% Convertible Senior Notes, the 10% Senior Secured Convertible Notes and 7% Exchangeable Senior Subordinated Notes containing non-detachable conversion or exchange features. Upon completion of the Merger, these debt agreements were amended such that the settlement of conversion features is into shares of SIRIUS common stock.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

The convertible and exchangeable features are embedded derivatives, and subsequent to the Merger are required to be separated from the host contract for accounting purposes in accordance with SFAS No. 133, Accounting for Hedging and Derivative Instruments. The embedded derivatives are recorded as derivative liabilities and included in our debt balances in our statement of financial position and the changes in fair value of those derivatives are reported as a realized investment gain or loss in the period in which the fair value changes.

As a result of the Merger, we recognized $65,679 in derivative liabilities related to the 10% Convertible Senior Notes and the 10% Senior Secured Convertible Notes. As a result of the issuance of Exchangeable Notes on August 1, 2008, we recognized an additional $279,326 in derivative liabilities. Due to the change in fair value of these embedded derivatives, we recognized $322,347 of a Gain on change in value of embedded derivatives during the year ended December 31, 2008. The balance of derivative liabilities was $22,658 as of December 31, 2008.

Covenants and Restrictions

The Senior Term Loan, 13% Notes and Revolving Credit Facility require compliance with certain covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the applicable indenture or credit agreement. XM Holdings operates as an unrestricted subsidiary of SIRIUS for purposes of compliance with the covenants contained in our debt instruments. The Senior Term Loan and Revolving Credit Agreement also require us to maintain a level of cash and cash equivalents of at least $75,000. If we fail to comply with these covenants, the Senior Term Loan, 13% Notes and the Revolving Credit Facility could become immediately payable.

At December 31, 2008, we were in compliance with all such covenants.

(14) Benefit Plans

We maintain three share-based benefit plans (the “Benefit Plans”). In connection with the Merger, all outstanding vested and unvested options and warrants to purchase XM Holdings common stock outstanding under the Benefit Plans were converted into options and warrants to purchase shares of SIRIUS common stock at the same exchange ratio of XM Holdings common stock for SIRIUS common stock in the Merger. Additionally, unvested restricted stock awards outstanding under the Benefit Plans at the time of the Merger were converted into unvested restricted stock awards of SIRIUS common stock. The rate used for this conversion was 4.6 SIRIUS options for 1 XM Holdings option. The same 4.6 conversion rate was also applied to the original grant date exercise price. There was no acceleration of vesting solely as a result of the exchange and the original expiration dates of the options remain in effect. The fair value of these options was estimated using the Black-Scholes-Merton option pricing model. SIRIUS will satisfy awards and options granted under these plans through the issuance of new shares.

For the periods August 1, 2008 through December 31, 2008, January 1, 2008 through July 31, 2008, and years ended December 31, 2007 and 2006, we recognized share-based payment expense of $17,974, $34,485, $86,199 and $68,046, respectively. For a summarized schedule of share-based payment expense, see the appended footnote to our consolidated statements of operations. We did not capitalize any share-based payment cost during any of the periods described above. We did not realize any income tax benefits from share-based benefit plans during any of the periods described above, as a result of a full valuation allowance that is maintained for substantially all net deferred tax assets.

2007 Stock Incentive Plan

We maintain a 2007 Stock Incentive Plan (the “2007 Plan”) under which our officers, other employees and other key individuals may be granted various types of equity awards, including restricted stock, stock units, stock options, stock appreciation rights, dividend equivalent rights and other stock awards. Stock option awards under the 2007 Plan generally vest ratably over three years based on continuous service, while restricted stock generally vests ratably over one or three years based on continuous service. Following the Merger, SIRIUS assumed maintenance over the 2007 Plan and any future

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

grants from the plan will be denominated in SIRIUS shares. Stock option awards are granted with an exercise price equal to the market price of SIRIUS’ common stock at the date of grant and expire no later than ten years from the date of grant. Grants of equity awards other than stock options or stock appreciation rights reduce the number of shares available for future grant by 1.5 times the number of shares granted under such equity awards. In connection with the Merger, the SIRIUS shares available for future grant under the 2007 Plan were adjusted using the conversion factor of 4.6 SIRIUS shares for each XM Holdings share. Since the Merger, there have been no grants of awards from the 2007 Plan. As of December 31, 2008, there were 62,102,063 shares available under the 2007 Plan for future grant.

1998 Shares Award Plan

We maintained a 1998 Shares Award Plan (the “1998 Plan”) under which our employees, consultants and non-employee directors were granted stock options and restricted stock awards. Stock option awards and restricted stock awards under the 1998 Plan generally vest ratably over three years based on continuous service. Stock option awards were generally granted with an exercise price equal to the market price of our common stock at the date of grant and expire no later than ten years from the date of grant. The 1998 Plan terminated in June 2008 and shares are no longer available for future grant.

XM Holdings Talent Option Plan

We maintain a Talent Option Plan (the “Talent Plan”) under which our non-employee programming consultants may be granted stock options awards. Stock option awards under the Talent Plan generally vest ratably over three years based on continuous service. Since the Merger, SIRIUS assumed maintenance over the Talent Plan and any future grants from the plan will be denominated in SIRIUS shares. Stock option awards are generally granted with an exercise price equal to the market price of SIRIUS’ common stock at the date of grant and expire no later than ten years from the date of grant. In connection with the Merger, the SIRIUS shares available for future grant under the Talent Plan were adjusted using the conversion factor of 4.6 SIRIUS shares for each XM Holdings share. Since the Merger, there have been no grants of awards from the Talent Plan. As of December 31, 2008, there were 1,564,000 options available under the Talent Plan for future grant.

The following table summarizes the range of weighted-average assumptions used to compute reported share-based payment expense for the periods set forth below:

	Predecessor Entity
	January 1, 2008 Through July 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Risk-free interest rate	3.36%	3.45%-4.92%	4.59%-5.10%
Expected life of options - years	4.36	4.13-6.00	6.00
Expected stock price volatility	58%	41%-60%	42%-52%
Expected dividend yield	N/A	N/A	N/A

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

The following table summarizes stock option activity under our share-based payment plans for the year ended December 31, 2008 (shares in thousands) (all Predecessor amounts have been adjusted to reflect the application of the exchange ratio in the Merger):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Predecessor Entity:
Outstanding, January 1, 2006	67,017	$3.87
Granted	12,658	$3.99
Exercised	(2,760)	$1.64
Forfeited, cancelled or expired	(4,033)	$5.72

Outstanding, December 31, 2006	72,882	$4.00
Granted	2,841	$2.74
Exercised	(5,000)	$1.55
Forfeited, cancelled or expired	(2,688)	$5.16

Outstanding, December 31, 2007	68,035	$4.08
Granted	1,408	$2.41
Exercised	(719)	$1.32
Forfeited, cancelled or expired	(1,013)	$3.80

Outstanding, July 31, 2008	67,711	$4.08

Successor Entity:
Granted	—	$—
Exercised	—	$—
Forfeited, cancelled or expired	(333)	$3.86

Outstanding, December 31, 2008	67,378	$4.09	4.95	$—
Exercisable, December 31, 2008	63,265	$4.13	4.74	$—

The weighted average grant date fair value of options granted during the periods August 1, 2008 through December 31, 2008, January 1, 2008 through July 31, 2008, and years ended December 31, 2007 and 2006 was $0, $1.19, $1.39 and $2.04, respectively. The total intrinsic value of stock options exercised during the periods August 1, 2008 through December 31, 2008, January 1, 2008 through July 31, 2008, and years ended December 31, 2007 and 2006 was $0, $817, $7,391 and $7,234, respectively.

We recognized share-based payment expense associated with stock options of $6,119, $9,045, $21,768 and $51,068 for the periods August 1, 2008 through December 31, 2008, January 1, 2008 through July 31, 2008, and years ended December 31, 2007 and 2006, respectively.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

The following table summarizes the non-vested restricted stock and restricted stock unit activity under our share-based payment plans for the year ended December 31, 2008 (shares in thousands) (all Predecessor amounts have been adjusted to reflect the application of the exchange ratio in the Merger):

	Shares	Weighted-Average Grant Date Fair Value
Predecessor Entity:
Nonvested, January 1, 2006	3,806	$6.24
Granted	13,970	$3.88
Vested	(1,339)	$5.98
Forfeited	(764)	$5.44

Nonvested, December 31, 2006	15,673	$4.19
Granted	22,224	2.58
Vested	(4,660)	$4.61
Forfeited	(899)	$3.39

Nonvested, December 31, 2007	32,338	$3.05
Granted	14,447	$2.79
Vested	(12,613)	$3.06
Forfeited	(833)	$2.81

Non-Vested, July 31, 2008	33,339	$2.93

Successor Entity:
Granted	—	—
Vested	(15,342)	$2.97
Forfeited	(1,898)	$3.04

Nonvested, December 31, 2008	16,099	$2.87

The weighted average grant date fair value of restricted stock units granted during the periods August 1, 2008 through December 31, 2008, January 1, 2008 through July 31, 2008, and years ended December 31, 2007 and 2006 was $0, $2.79, $2.58 and $3.88, respectively. The total intrinsic value of restricted stock units that vested during the periods August 1, 2008 through December 31, 2008, January 1, 2008 through July 31, 2008, and years ended December 31, 2007 and 2006 was $30,863, $13,149, $11,763 and $3,479, respectively.

We recognized share-based payment expense associated with restricted stock units and shares of restricted stock of $8,929, $28,366, $42,378 and $16,710 for the periods August 1, 2008 through December 31, 2008, January 1, 2008 through July 31, 2008, and years ended December 31, 2007 and 2006, respectively.

Total unrecognized compensation costs related to unvested share-based payment awards granted at December 31, 2008, net of estimated forfeitures, was $25,051. The weighted-average period over which the compensation expense for these awards is expected to be recognized is three years as of December 31, 2008.

401(k) Savings Plans

We sponsor the XM Satellite Radio 401(k) Savings Plan (the “Savings Plan”) for eligible employees. The Savings Plan allows eligible employees to defer the maximum percentage of their compensation allowable under law on a pre-tax basis through contributions to the savings plan. Under the Savings Plan, we match 50% of an employee’s voluntary contributions,

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

up to 6% of an employee’s pre-tax salary. Matching contributions under the Savings Plan vest immediately. Expense resulting from matching contribution to the plans was $620, $2,132, $2,018 and $1,669 for the periods August 1, 2008 through December 31, 2008, January 1, 2008 through July 31, 2008, and years ended December 31, 2007 and 2006, respectively.

(15) Income Taxes

Our income tax expense consisted of the following:

	Successor Entity	Predecessor Entity
	August 1, 2008 Through December 31, 2008	January 1, 2008 Through July 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Current taxes:
Federal	$—	$—	$—	$—
State	—	—	—	—

Total current taxes	—	—	—	—

Deferred taxes:
Federal	828	1,300	(807)	(12)
State	135	212	(132)	(2)

Total deferred taxes	963	1,512	(939)	(14)

Total income tax expense (benefit)	$963	$1,512	$(939)	$(14)

The following table indicates the significant elements contributing to the difference between the federal tax benefit at the statutory rate and at our effective rate:

	Successor Entity	Predecessor Entity
	August 1, 2008 Through December 31, 2008	January 1, 2008 Through July 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Federal tax benefit, at statutory rate	$(2,253,028)	$(112,331)	$(239,162)	$(251,610)
State income tax benefit, net of federal benefit	(225,303)	(11,233)	(23,916)	(25,161)
Change in state tax rates	—	—	—	—
Change in taxes resulting from permanent differences, net	2,544,726	11,415	1,181	39,302
Other	1	164	—	—
Change in valuation allowance	(65,433)	113,497	260,958	237,455

Income tax expense (benefit)	$963	$1,512	$(939)	$(14)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	Successor Entity	Predecessor Entity
	December 31, 2008	December 31, 2007
Deferred tax assets:
Net operating loss carryforwards	$1,143,292	$969,649
GM payments and liabilities	506,106	20,137
Deferred revenue	214,258	198,247
Severance accrual	17,237	—
Accrued bonus	4,276	—
Expensed cost capitalized for tax	75,998	96,752
Loan financing costs	27,890	25,823
Investments	63,786	54,562
Stock based compensation	31,904	39,142
Property and equipment	13,258	50,354
Other	45,811	84,127

Total deferred tax assets	2,143,816	1,538,793
Deferred tax liabilities:
Carrying value of debt instruments	(89,525)	—
FCC license	(752,174)	(34,269)
Other intangible assets	(265,138)	(1,302)

Net deferred tax liabilities	(1,106,837)	(35,571)
Net deferred tax assets before valuation allowance	1,036,979	1,503,222
Valuation allowance	(1,885,400)	(1,537,491)

Net deferred tax liability	$(848,421)	$(34,269)

The difference in the net deferred tax liability of ($848,421) and ($34,269) at December 31, 2008 and 2007, respectively, is primarily a result of the deferred tax liability recorded as part of the purchase price accounting for the value assigned to our FCC license and other intangible assets with indefinite lives. The other variance is the result of the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes. This net deferred tax liability cannot be offset against our deferred tax assets under U.S. generally accepted accounting principles since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.

At December 31, 2008, we had net operating loss (“NOL”) carryforwards of approximately $2,970,000 for federal and state income tax purposes available to offset future taxable income. These NOL carryforwards expire on various dates beginning in 2014.

As a result of the Merger, we had a Section 382 ownership change. The ownership change does not limit our ability to utilize future tax deductions and no adjustments were made to our gross deferred tax assets as a result of the Merger. Future changes in our ownership may limit our ability to utilize our deferred tax assets. Realization of our deferred tax assets is dependent upon future earnings; accordingly, a full valuation allowance was recorded against the assets.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

We adopted the provisions of FIN No. 48 on January 1, 2007. FIN No. 48 prescribes a recognition threshold and measurement attributes for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as criteria on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of applying this interpretation did not result in any adjustment to retained earnings as of January 1, 2007. We had no change in our liability for unrecognized tax benefits during 2008. We do not expect any material changes to our FIN 48 positions in the next 12 months.

(16) Commitments and Contingencies

The following table summarizes our expected contractual cash commitments as of December 31, 2008:

(in thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt obligations	$792,961	$10,629	$2,643	$27	$778,500	$555,464	$2,140,224
Cash interest payments	189,536	140,908	140,306	140,218	98,049	35,505	744,522
Lease obligations	21,627	18,452	7,391	3,986	1,589	2,666	55,711
Satellite and transmission	44,032	12,808	—	—	—	—	56,840
Programming and content	130,844	111,504	107,021	100,326	20,683	14,351	484,729
Satellite performance incentive payments	4,096	4,384	4,695	5,030	5,392	42,832	66,429
Marketing and distribution	13,057	9,888	9,212	9,033	3,000	4,500	48,690

Total	$1,196,153	$308,573	$271,268	$258,620	$907,213	$655,318	$3,597,145

Long-term debt obligations.    Long-term debt obligations include principal payments on outstanding debt. Subsequent to December 31, 2008, we have entered into agreements that have had a significant impact on our debt structure as more fully described in Note 19. As a result, the maturity of $175,000 of our long-term debt has been extended to 2010, and the maturity of $247,485 of our long-term debt has been extended to 2011.

Cash interest payments.    Cash interest payments include interest due on outstanding debt through maturity.

Satellite and Transmission.    We have entered into agreements with third parties to operate and maintain the off-site satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater network. We have also entered into various agreements to design and construct satellites for use in our system and to launch those satellites.

We have entered into an agreement with Space Systems/Loral to construct our fifth satellite, XM-5. In August 2007, our agreement with Space Systems/Loral was amended to defer payments on the remaining construction costs until the earlier of post-launch or January 2010.

Boeing Satellite Systems International, Inc., the manufacturer of our four in-orbit satellites, may be entitled to future in-orbit performance payments with respect to two of our four satellites. As of December 31, 2008, we have accrued $28,365 related to contingent in-orbit performance payments for XM-3 and XM-4 based on expected operating performance over their fifteen-year design life. Boeing may also be entitled to an additional $10,000 if XM-4 continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life.

Programming and Content.    We have entered into various programming agreements. Under the terms of these agreements, we are obligated to provide payments to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements.

Marketing and Distribution.    We have entered into various marketing, sponsorship and distribution agreements to promote our brand and are obligated to make payments to sponsors, retailers, automakers and radio manufacturers under these agreements. Certain programming and content agreements also require us to purchase advertising on properties owned

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

or controlled by the licensors. We also reimburse automakers for certain engineering and development costs associated with the incorporation of satellite radios into vehicles they manufacture. In addition, in the event certain new products are not shipped by a distributor to its customers within 90 days of the distributor’s receipt of goods, we have agreed to purchase and take title to the product.

Operating lease obligations. We have entered into cancelable and non-cancelable operating leases for office space, equipment and terrestrial repeaters. These leases provide for minimum lease payments, additional operating expense charges, leasehold improvements, and rent escalations that have initial terms ranging from one to fifteen years, and certain leases that have options to renew. The effect of the rent holidays and rent concessions are recognized on a straight-line basis over the lease term. Total rent expense recognized in connection with leases for the periods August 1, 2008 through December 31, 2008, January 1, 2008 through July 31, 2008, and years ended December 31, 2007 and 2006, was $8,539, $11,982, $20,300 and $23,200, respectively.

Other. We have entered into various agreements with third parties for general operating purposes. In addition to the contractual cash commitments described above, we have entered into agreements with automakers, radio manufacturers, distributors and others that include per-radio, per-subscriber, per-show and other variable cost arrangements. These future costs are dependent upon many factors, including subscriber growth, and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar provisions.

We are required under the terms of certain agreements to deposit monies in escrow, which place restrictions on cash and cash equivalents. As of December 31, 2008 and 2007, $120,250 and $275, respectively, was classified as Restricted investments as a result of obligations under these escrow deposits.

We have not entered into any other material off-balance sheet arrangements or transactions.

Legal Proceedings

FCC Merger Order. On July 25, 2008, the FCC adopted an order approving the Merger. The order became effective immediately upon adoption. This order was published in the Federal Register on September 8, 2008. On September 4, 2008, Mt. Wilson FM Broadcasters, Inc. filed a Petition for Reconsideration of the FCC’s merger order. This Petition for Reconsideration remains pending.

Copyright Royalty Board Proceeding. In January 2008, the Copyright Royalty Board, or CRB, of the Library of Congress issued its decision regarding the royalty rate payable by us under the statutory license covering the performance of sound recordings over our satellite digital audio radio services for the six-year period starting January 1, 2007 and ending December 31, 2012. Under the terms of the CRB’s decision, we paid a royalty of 6.0% of gross revenues, subject to certain exclusions, for 2007 and 2008, and will pay 6.5% for 2009, 7.0% for 2010, 7.5% for 2011 and 8.0% for 2012. SoundExchange has appealed the decision of the CRB to the United States Court of Appeals for the District of Columbia Circuit. Final briefs in this matter were submitted to the United States Court of Appeals for the District of Columbia Circuit in February 2009 and oral argument is scheduled for March 2009.

Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc and Warner Bros. Records Inc. v. XM Satellite Radio Inc. In May 2006, the plaintiffs filed this action in the United States District Court for the Southern District of New York. The complaint seeks monetary damages and equitable relief, and alleges that XM radios that include advanced recording functionality infringe upon plaintiffs’ copyrighted sound recordings. XM filed a motion to dismiss this matter, and that motion was denied in January 2007. We have resolved the lawsuit with respect to Universal Music Group, Warner Music Group, Sony BMG Music Entertainment and EMI Group, and each of these parties has withdrawn as a party to the lawsuit and this lawsuit has been dismissed with respect to such parties.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

Music publishing companies and certain other record companies also have filed lawsuits, purportedly on a class basis, with similar allegations. We believe these allegations are without merit and that our products comply with applicable copyright law, including the Audio Home Recording Act. We intend to vigorously defend this matter. There can be no assurance regarding the ultimate outcome of these matters, or the significance, if any, to our business, consolidated results of operations or financial position.

Matthew Enderlin v. XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. In January 2006, the plaintiff filed this action in the United States District Court for the Eastern District of Arkansas on behalf of a purported nationwide class of all XM subscribers. The complaint alleges that XM engaged in deceptive trade practices under Arkansas and other state laws by representing that its music channels are commercial-free. The court stayed the litigation and directed the parties to arbitration. XM instituted arbitration with the American Arbitration Association pursuant to the compulsory arbitration clause in its customer service agreement. The plaintiff has filed a counterclaim in the arbitration on behalf of the class that he seeks to represent. We believe the matter is without merit and intend to vigorously defend the ongoing arbitration. There can be no assurance regarding the ultimate outcome of this matter, or the significance, if any, to our business, consolidated results of operations or financial position.

Other Matters. In the ordinary course of business, we are a defendant in various lawsuits and arbitration proceedings, including actions filed by former employees, parties to contracts or leases and owners of patents, trademarks, copyrights or other intellectual property. None of these actions are, in our opinion, likely to have a material adverse effect on our cash flows, financial position or results of operations.

(17) Quarterly Financial Data — Unaudited

Our quarterly results of operations are summarized below:

	Predecessor Entity			Successor Entity
	For the Three Months Ended		July 1, 2008 Through July 31, 2008	August 1, 2008 Through September 30, 2008		For the Three Months Ended December 31, 2008
	March 31, 2008	June 30, 2008
Total revenue	$308,454	$318,035	$104,704	$195,603		$315,551
Cost of services	(183,386)	(188,413)	(61,488)	(97,882)		(142,789)
Loss from operations	(93,684)	(82,718)	(54,066)	(5,044,576	) (1)	(1,580,246	) (1)
Net loss	(129,269)	(119,572)	(73,618)	(4,854,023	) (1)	(1,584,162	) (1)

	Predecessor Entity
	For the Three Months Ended
	March 31	June 30	September 30	December 31
2007:
Total revenue	$264,112	$277,276	$287,456	$307,699
Cost of services	(158,009)	(155,350)	(160,169)	(236,531)
Loss from operations	(88,046)	(107,992)	(113,069)	(202,331)
Net loss	(122,438)	(175,747)	(145,378)	(238,818)

(1)	Includes goodwill impairment losses of $5,026,838 and $1,574,208 for the period August 1, 2008 through December 31, 2008, and for the three months ended December 31, 2008, respectively.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

(18) Condensed Consolidating Financial Information

We have debt securities outstanding that are guaranteed by XM Holdings and our subsidiaries, XM Satellite Radio Inc., XM Equipment Leasing LLC, XM Radio Inc., XM 1500 Eckington LLC, Satellite Leasing (702-4) LLT, and XM Investment LLC (collectively, the “Guarantor Subsidiaries”). These guarantees are full and unconditional and joint and several. These condensed consolidating financial statements should be read in conjunction with our consolidated financial statements.

Basis of Presentation

In presenting the condensed consolidating financial statements, the equity method of accounting has been applied to (i) our interests in the Guarantor Subsidiaries and (ii) the Guarantor Subsidiaries’ interests in the Non-Guarantor Subsidiaries, where applicable, even though all such subsidiaries meet the requirements to be consolidated under U.S. generally accepted accounting principles. All intercompany balances and transactions between us, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.” Our accounting bases in all subsidiaries, including goodwill and identified intangible assets, have been “pushed down” to the applicable subsidiaries.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2008 (SUCCESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$199,938	$—	$15	$—	$—	$199,953	$5,923	$—	$760	$104	$—	$206,740
Accounts receivable, net	52,727	—	—	—	—	52,727	—	—	—	—	—	52,727
Due from subsidiaries/affiliates	—	—	—	—	—	—	—	—	—	—	—	—
Inventory, net	4,489	—	—	—	—	4,489	—	—	—	—	—	4,489
Prepaid expenses	37,351	—	—	—	—	37,351	—	—	—	—	—	37,351
Related party current assets	667,134	605,232	55,425	742,499	(1,958,014)	112,276	131	—	42,213	5,337	(47,594)	112,363
Restricted investments	—	—	—	—	—	—	—	—	—	—	—	—
Prepaid and other current assets	51,397	—	64	—	(1,307)	50,154	155	—	258	—	(155)	50,412

Total current assets	1,013,036	605,232	55,504	742,499	(1,959,321)	456,950	6,209	—	43,231	5,441	(47,749)	464,082
Property and equipment, net	577,368	—	3,912	—	—	581,280	221,011	—	59,454	12,843	—	874,588
Investment in subsidiary/affiliates	695,325	—	—	—	(695,325)	—	(351,193)	—	—	—	351,193	—
FCC license	—	2,000,000	—	—	—	2,000,000	—	—	—	—	—	2,000,000
Restricted investments, net of current portion	120,250	—	—	—	—	120,250	—	—	—	—	—	120,250
Deferred financing fees, net	30,303	—	—	—	—	30,303	—	—	—	—	—	30,303
Intangibles, net	688,671	—	—	—	—	688,671	—	—	—	—	—	688,671
Goodwill	—	—	—	—	—	—	—	—	—	—	—	—
Related party current assets, net of												—
current portion	124,607	—	—	—	—	124,607	—	—	—	—	—	124,607
Prepaid and other assets, net of current portion	12,830	—	—	—	—	12,830	19,400	—	2,054		—	34,284

Total assets	$3,262,390	$2,605,232	$59,416	$742,499	$(2,654,646)	$4,014,891	$(104,573)	$—	$104,739	$18,284	$303,444	$4,336,785

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2008 (SUCCESSOR ENTITY) — (Continued)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current liabilities:
Accounts payable and accrued expenses	$471,913	$—	$97	$—	$—	$472,010	$153	$—	$268	$84	$(442)	$472,073
Accrued interest	47,118	—	—	—	—	47,118	3,425	—	—	—	—	50,543
Due to subsidiary/affiliates	—	—	—	—	—	—	—	—	—	—	—	—
Deferred revenue	416,931	—	—	—	—	416,931	2,776	—	—	—	—	419,707
Current portion of long-term debt	135,257	—	—	—	—	135,257	220,482	—	—	—	—	355,739
Due to related parties	83,930	271	3,121	26,373	(28,191)	85,504	4,057	—	3,669	493	(9,793)	83,930

Total current liabilities	1,155,149	271	3,218	26,373	(28,191)	1,156,820	230,893	—	3,937	577	(10,235)	1,381,992
Long-term debt, net of current portion	1,274,149	—	—	—	—	1,274,149	164,953	—	—	—	—	1,439,102
Deferred revenue, net of current portion	101,187	—	—	—	—	101,187	30,068	—	—	—	—	131,255
Deferred credit on contracts	1,037,190	—	—	—	—	1,037,190	—	—	—	—	—	1,037,190
Deferred tax liability	135,608	752,174	—	—	(1,307)	886,475	—	—	—	—	—	886,475
Other long-term liabilities	32,805	(38)	—	—	—	32,767	45,067	—	(1,315)	—	(40,194)	36,325

Total liabilities	3,736,088	752,407	3,218	26,373	(29,498)	4,488,588	470,981	—	2,622	577	(50,429)	4,912,339

Commitments and contingencies
Minority interest	—	—	—	—	—	—	—	—	—	—	—	—
Stockholder’s equity (deficit):
Capital stock	—	—	—	—	—	—	—	—			—	—
Accumulated other comprehensive income	—	—	—	—	—	—	(7,871)	—			—	(7,871)
Additional paid-in-capital	(673,156)	1,781,641	55,262	691,811	(2,528,715)	(673,157)	5,870,502	—	99,347	17,557	556,253	5,870,502
Retained earnings (deficit)	199,458	71,184	936	24,315	(96,433)	199,460	(6,438,185)	—	2,770	150	(202,380)	(6,438,185)

Total stockholder’s equity (deficit)	(473,698)	1,852,825	56,198	716,126	(2,625,148)	(473,697)	(575,554)	—	102,117	17,707	353,873	(575,554)

Total liabilities and stockholder’s equity (deficit)	$3,262,390	$2,605,232	$59,416	$742,499	$(2,654,646)	$4,014,891	$(104,573)	$—	$104,739	$18,284	$303,444	$4,336,785

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2007 (PREDECESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$100,111	$—	$11	$—	$—	$100,122	$56,554	$—	$10	$—	$—	$156,686
Accounts receivable, net	63,617	—	—	—	—	63,617	—	—	—	—	—	63,617
Due from subsidiaries/affiliates	4,015	428,973	43,250	683,745	(1,159,940)	43	5,667	—	36,156	3,168	(45,034)	—
Inventory, net	11,321	—	—	—	—	11,321	—	—	—	—	—	11,321
Prepaid expenses	48,655	—	—	—	—	48,655	—	—	—	—	—	48,655
Related party current assets	98,541	—	—	—	—	98,541	97	—	—	—	—	98,638
Restricted investments	—	—	—	—	—	—	—	—	—	—	—	—
Prepaid and other current assets	7,223	—	—	—	—	7,223	170	30,726	182	—	(30,880)	7,421

Total current assets	333,483	428,973	43,261	683,745	(1,159,940)	329,522	62,488	30,726	36,348	3,168	(75,914)	386,338
Property and equipment, net	611,116	—	14,805	—	—	625,921	199,266	—	26,035	12,536	(2,246)	861,512
Investment in subsidiary/affiliates	1,249,173	—	—	—	(1,249,173)	—	(702,323)	—	—	—	702,323	—
FCC license	—	141,412	—	—	—	141,412	—	—	—	—	—	141,412
Restricted investments, net of current portion	275	—	—	—	—	275	—	—	—	—	—	275
Deferred financing fees, net	30,585	—	—	—	—	30,585	4,005	—	—	—	—	34,590
Intangibles, net	3,379	—	—	—	—	3,379	—	—	—	—	—	3,379
Goodwill	—	—	—	—	—	—	—	—	—	—	—	—
Related party current assets, net of												—
current portion	141,140	—	—	—	—	141,140	—	—	—	—	—	141,140
Prepaid and other assets, net of current portion	1,605	—	—	—	—	1,605	52,798	478,745	1,998	—	(494,562)	40,584

Total assets	$2,370,756	$570,385	$58,066	$683,745	$(2,409,113)	$1,273,839	$(383,766)	$509,471	$64,381	$15,704	$129,601	$1,609,230

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2007 (PREDECESSOR ENTITY) — (Continued)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current liabilities:
Accounts payable and accrued expenses	$270,747	$—	$125	$—	$—	$270,872	$4,678	$(1,779)	$221	$71	$(2,939)	$271,124
Accrued interest	29,395	—	—	—	—	29,395	583	1,829	—	—	(14,980)	16,827
Due to subsidiary/affiliates	1,132,143	271	2,581	25,757	(1,159,920)	832	—	—	(650)	7,367	(7,549)	—
Deferred revenue	416,361	—	—	—	—	416,361	13,338	30,725	—	—	(34,148)	426,276
Current portion of long-term debt	38,370	—	—	—	—	38,370	—	—	—	—	(29,217)	9,153
Due to related parties	65,746	—	—	—	—	65,746	—	—	—	—	—	65,746

Total current liabilities	1,952,762	271	2,706	25,757	(1,159,920)	821,576	18,599	30,775	(429)	7,438	(88,833)	789,126
Long-term debt, net of current portion	1,083,575	—	—	—	—	1,083,575	400,000	230,800	—	—	(233,736)	1,480,639
Deferred revenue, net of current portion	104,711	—	—	—	—	104,711	145,189	186,371	—	—	(212,818)	223,453
Deferred tax liability	—	34,269	—	—	—	34,269	—	—	—	—	—	34,269
Other long-term liabilities	8,993	—	—	—	—	8,993	36,749	—	(1,314)	—	(38,128)	6,300

Total liabilities	3,150,041	34,540	2,706	25,757	(1,159,920)	2,053,124	600,537	447,946	(1,743)	7,438	(573,515)	2,533,787

Commitments and contingencies
Minority interest	—	—	—	—	—	—	—	—	—	—	59,746	59,746
Stockholder’s equity (deficit):
Capital stock	—	—	—	—	—	—	3,221	—	—	—	—	3,221
Accumulated other comprehensive income	—	—	—	—	—	—	8,966	—	—	—	—	8,966
Additional paid-in-capital	3,315,665	146,271	60,759	286,765	(493,795)	3,315,665	3,184,367	49,993	38,565	8,499	(3,412,722)	3,184,367
Retained earnings (deficit)	(4,094,950)	389,574	(5,399)	371,223	(755,398)	(4,094,950)	(4,180,857)	11,532	27,559	(233)	4,056,092	(4,180,857)

Total stockholder’s equity (deficit)	(779,285)	535,845	55,360	657,988	(1,249,193)	(779,285)	(984,303)	61,525	66,124	8,266	643,370	(984,303)

Total liabilities and stockholder’s equity (deficit)	$2,370,756	$570,385	$58,066	$683,745	$(2,409,113)	$1,273,839	$(383,766)	$509,471	$64,381	$15,704	$129,601	$1,609,230

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE PERIOD JANUARY 1, 2008 THROUGH JULY 31, 2008 (PREDECESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$725,314	$104,112	$6,394	$—	$(110,506)	$725,314	$5,829	$21,001	$7,676	$757	$(29,383)	$731,194
Cost of services	433,011	—	21	—	256	433,288	—	—	—	—	—	433,288
Sales and marketing	126,054	—	—	—	—	126,054	—	—	—	—	—	126,054
Subscriber acquisition costs	174,083	—	—	—	—	174,083	—	—	—	—	—	174,083
General and administrative	120,349	—	—	—	—	120,349	287	—	611	181	(4,984)	116,444
Engineering, design and development	23,045	—	—	—	—	23,045	—	—	—	—	—	23,045
Depreciation and amortization	85,302	—	6,990	—	—	92,292	112	—	811	360	(4,826)	88,749

Total operating expenses	961,844	—	7,011	—	256	969,111	399	—	1,422	541	(9,810)	961,663

Operating income (loss)	(236,530)	104,112	(617)	—	(110,762)	(243,797)	5,430	21,001	6,254	216	(19,573)	(230,469)
Other income (expense):
Interest and investment income	2,618	—	369	34,193	(34,562)	2,618	395	—	—	—	—	3,013
Interest expense	(108,241)	—	—	(369)	34,562	(74,048)	(3,955)	(13,553)	—	—	17,619	(73,937)
Loss from redemption of debt	—	—	—	—	—	—	—	—	—	—	—	—
Loss on investments	—	—	—	—	—	—	(13,010)	—	—	—	—	(13,010)
Other income (expense)	25,362	—	152	—	(25,728)	(214)	(309,811)	—	—	—	303,482	(6,543)

Net income (loss) before income taxes	(316,791)	104,112	(96)	33,824	(136,490)	(315,441)	(320,951)	7,448	6,254	216	301,528	(320,946)

Benefit from (provision for) income taxes	—	(1,348)	—	—	—	(1,348)	(1,512)	—	—	—	1,348	(1,512)

Net income (loss)	$(316,791)	$102,764	$(96)	$33,824	$(136,490)	$(316,789)	$(322,463)	$7,448	$6,254	$216	$302,876	$(322,458)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE PERIOD AUGUST 1, 2008 THROUGH DECEMBER 31, 2008 (SUCCESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$510,048	$—	$—	$—	$—	$510,048	$1,156	$4,409	$3,817	$551	$(8,827)	$511,154
Cost of services	240,506	—	(11)	—	176	240,671	—	—	—	—	—	240,671
Sales and marketing	76,104	—	—	—	—	76,104	—	—	—	—	—	76,104
Subscriber acquisition costs	64,865	—	—	—	—	64,865	—	—	—	—	—	64,865
General and administrative	49,817	—	—	—	—	49,817	493	—	469	143	(3,600)	47,322
Engineering, design and development	11,658	—	—	—	—	11,658	—	—	—	—	—	11,658
Impairment of goodwill	—	—	—	—	—	—	6,601,046	—	—	—	—	6,601,046
Depreciation and amortization	88,957	—	3,891	—	—	92,848	1,158	—	579	257	(532)	94,310

Total operating expenses	531,907	—	3,880	—	176	535,963	6,602,697	—	1,048	400	(4,132)	7,135,976

Operating income (loss)	(21,859)	—	(3,880)	—	(176)	(25,915)	(6,601,541)	4,409	2,769	151	(4,695)	(6,624,822)
Other income (expense):
Interest and investment income	3,785	—	247	24,561	(24,807)	3,786	(490)	—	—	—	—	3,296
Interest expense	(122,318)	—	—	(247)	24,808	(97,757)	(13,068)	—	—	—	3,670	(107,155)
Gain (loss) on change in value of embedded derivative	—	—	—	—	—	—	322,347	—	—	—	—	322,347
Loss from redemption of debt	—	—	—	—	—	—	—	—	—	—	—	—
Loss on investments	—	—	—	—	—	—	(25,762)	—	—	—	—	(25,762)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE PERIOD AUGUST 1, 2008 THROUGH DECEMBER 31, 2008 (SUCCESSOR ENTITY) — (Continued)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Other income (expense)	339,851	72,147	4,568	—	(96,255)	320,311	(118,709)	(2,821)	—	—	(203,907)	(5,126)

Net income (loss) before income taxes	199,459	72,147	935	24,314	(96,430)	200,425	(6,437,223)	1,588	2,769	151	(204,932)	(6,437,222)

Benefit from (provision for) income taxes	—	(963)	—	—	—	(963)	(963)	—	—	—	963	(963)

Net income (loss)	$199,459	$71,184	$935	$24,314	$(96,430)	$199,462	$(6,438,186)	$1,588	$2,769	$151	$(203,969)	$(6,438,185)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007 (PREDECESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$1,126,518	$161,248	$10,963	$—	$(172,211)	$1,126,518	$9,993	$31,825	$9,262	$1,276	$(42,332)	$1,136,542
Cost of services	709,570	—	32	—	457	710,059	—	—	—	—	—	710,059
Sales and marketing	269,930	—	—	—	—	269,930	—	—	—	—	—	269,930
Subscriber acquisition costs	259,143	—	—	—	—	259,143	—	—	—	—	—	259,143
General and administrative	193,886	—	—	—	—	193,886	518	—	2,115	444	(8,389)	188,574
Engineering, design and development	33,077	—	—	—	—	33,077	—	—	—	—	—	33,077
Depreciation and amortization	177,568	—	12,090	—	—	189,658	2,707	—	1,389	617	(7,175)	187,196

Total operating expenses	1,643,174	—	12,122	—	457	1,655,753	3,225	—	3,504	1,061	(15,564)	1,647,979

Operating income (loss)	(516,656)	161,248	(1,159)	—	(172,668)	(529,235)	6,768	31,825	5,758	215	(26,768)	(511,437)
Other income (expense):
Interest and investment income	5,885	—	695	58,754	(59,449)	5,885	8,199	—	—	—	—	14,084
Interest expense	(178,354)	—	—	(695)	59,449	(119,600)	(3,306)	(20,293)	(491)	(28)	27,113	(116,605)
Loss from redemption of debt	—	—	—	—	—	—	—	—	(2,923)	(770)	—	(3,693)
Loss on investments	—	—	—	—	—	—	(56,156)	—	—	—	—	(56,156)
Other income (expense)	43,944	—	—	—	(43,864)	80	(638,825)	—	—	—	629,232	(9,513)

Net income (loss) before income taxes	(645,181)	161,248	(464)	58,059	(216,532)	(642,870)	(683,320)	11,532	2,344	(583)	629,577	(683,320)

Benefit from (provision for) income taxes	—	(2,311)	—	—	—	(2,311)	939	—	—	—	2,311	939

Net income (loss)	$(645,181)	$158,937	$(464)	$58,059	$(216,532)	$(645,181)	$(682,381)	$11,532	$2,344	$(583)	$631,888	$(682,381)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2006 (PREDECESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$923,327	$133,386	$10,942	$—	$(144,328)	$923,327	$10,081	$—	$8,920	$1,245	$(10,156)	$933,417
Cost of services	539,611	—	7	—	476	540,094	—	—	—	—	—	540,094
Sales and marketing	241,942	—	—	—	—	241,942	—	—	—	—	—	241,942
Subscriber acquisition costs	224,862	—	—	—	—	224,862	—	—	—	—	—	224,862
General and administrative	130,196	—	—	—	—	130,196	451	—	783	(2)	(8,119)	123,309
Engineering, design and development	37,428	—	—	—	—	37,428	—	—	—	—	—	37,428
Depreciation and amortization	149,264	—	13,067	—	—	162,331	4,542	—	1,390	617	—	168,880

Total operating expenses	1,323,303	—	13,074	—	476	1,336,853	4,993	—	2,173	615	(8,119)	1,336,515

Operating income (loss)	(399,976)	133,386	(2,132)	—	(144,804)	(413,526)	5,088	—	6,747	630	(2,037)	(403,098)
Other income (expense):
Interest and investment income	3,956	—	754	58,754	(59,451)	4,013	17,226	—	425	—	—	21,664
Interest expense	(177,968)	—	—	(697)	59,451	(119,214)	(1,415)	—	(575)	(100)	—	(121,304)
Loss from redemption of debt	(121,564)	—	—	—	—	(121,564)	(625)	—	—	—	—	(122,189)
Loss on investments	—	—	—	—	—	—	(99,801)	—	—	—	—	(99,801)
Other income (expense)	47,058	—	4,304	—	(47,254)	4,108	(639,359)	—	(60)	1	641,152	5,842

Net income (loss) before income taxes	(648,494)	133,386	2,926	58,057	(192,058)	(646,183)	(718,886)	—	6,537	531	639,115	(718,886)

Benefit from (provision for) income taxes	—	(2,311)	—	—	—	(2,311)	14	—	—	—	2,311	14

Net income (loss)	$(648,494)	$131,075	$2,926	$58,057	$(192,058)	$(648,494)	$(718,872)	$—	$6,537	$531	$641,426	$(718,872)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENT OF STOCKHOLDER’S DEFICIT AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Predecessor Entity:
Balance at January 1, 2006	$(362,713)	$245,834	$89,158	$541,873	$(876,865)	$(362,713)	$80,948	$—	$20,965	$8,334	$333,414	$80,948
Net income (loss)	(648,495)	131,074	2,926	58,056	(192,056)	(648,495)	(718,872)	—	6,537	531	641,427	(718,872)
Other comprehensive (loss) income:
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	(125)	—	—	—	—	(125)
Realized loss on available-for-sale securities	—	—	—	—	—	—	(5,985)	—	—	—	—	(5,985)
Foreign currency translation adjustment	—	—	—	—	—	—	3,715	—	—	—	—	3,715

Comprehensive loss							(721,267)					(721,267)
Capital stock issuances	—	—	—	—	—	—	198,353	—	—	—	—	198,353
Repurchase of Series B convertible redeemable preferred stock	—	—		—	—	—	(23,960)	—	—	—	—	(23,960)
Contributions (distributions) to (from) paid-in capital	495,988	—	(36,260)	—	36,260	495,988	—	—	—	28	(496,016)	—
Share-based payment expense	68,046	—	—	—	—	68,046	68,046	—	—	—	(68,046)	68,046

Balance at December 31, 2006	$(447,174)	$376,908	$55,824	$599,929	$(1,032,661)	$(447,174)	$(397,880)	$—	$27,502	$8,893	$410,779	$(397,880)
Net income (loss)	(645,181)	158,937	(464)	58,059	(216,532)	(645,181)	(682,381)	11,532	2,344	(583)	631,888	(682,381)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENT OF STOCKHOLDER’S DEFICIT AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 — (Continued)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Other comprehensive income:
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	125	—	—	—	—	125
Realized loss on available-for-sale securities	—	—	—	—	—	—	125	—	—	—	—	125
Foreign currency translation adjustment	—	—	—	—	—	—	5,126	—	—	—	—	5,126

Comprehensive loss							(677,005)					(677,005)
Capital stock issuances	22,000	—	—	—	—	22,000	22,000	—	—	—	(22,000)	22,000
Contributions (distributions) to (from) paid-in capital	226,871	—	—	—	—	226,871	4,383	49,993	36,096	138	(313,098)	4,383
Share-based payment expense	64,199	—	—	—	—	64,199	64,199	—	—	—	(64,199)	64,199

Balance at December 31, 2007	$(779,285)	$535,845	$55,360	$657,988	$(1,249,193)	$(779,285)	$(984,303)	$61,525	$65,942	$8,448	$643,370	$(984,303)
Net income (loss)	(316,791)	102,764	(96)	33,824	(136,490)	(316,789)	(322,463)	7,448	6,254	216	302,876	(322,458)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENT OF STOCKHOLDER’S DEFICIT AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 — (Continued)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Other comprehensive loss:
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(910)	—	—	—	—	(910)
Foreign currency translation adjustment	—	—	—	—	—	—	(277)	—	—	—	—	(277)

Comprehensive loss							(323,650)					(323,650)
Capital stock issuances	—	—	—	—	—	—	976	—	—	—	—	976
Contributions (distributions) to (from) paid-in capital	(15,224)	—	—	—	—	(15,224)	(2,529)	(4,718)	(7,839)	7,994	19,782	(2,534)
Share-based payment expense	34,485	—	—	—	—	34,485	34,485	—	—	—	(34,485)	34,485
Acquisition transactions	$315,273	$1,143,032	$(1)	$(1)	$(1,143,032)	$315,271	$7,111,384	$(89)	$34,991	$742	$(350,915)	7,111,384

Balance at July 31, 2008	$(761,542)	$1,781,641	$55,263	$691,811	$(2,528,715)	$(761,542)	$5,836,363	$64,166	$99,348	$17,400	$580,628	$5,836,363

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENT OF STOCKHOLDER’S DEFICIT AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 — (Continued)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Successor Entity:
Balance at August 1, 2008	$(761,542)	$1,781,641	$55,263	$691,811	$(2,528,715)	$(761,542)	$5,836,363	$64,166	$99,348	$17,400	$580,628	$5,836,363
Net income (loss)	199,460	71,184	935	24,314	(96,433)	199,460	(6,438,185)	1,588	2,769	151	(203,968)	(6,438,185)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(1,040)	—	—	—	—	(1,040)
Foreign currency translation adjustment	—	—	—	—	—	—	(6,831)	—	—	—	—	(6,831)

Comprehensive loss							(6,446,056)					(6,446,056)
Restricted shares withheld	—	—	—	—	—	—	(84)	—	—	—	—	(84)
Contributions (distributions) to (from) paid-in capital	53,461	—	—	—	—	53,461	(701)	(65,754)	—	156	12,137	(701)
Share-based payment expense	34,924	—	—	—	—	34,924	34,924	—	—	—	(34,924)	34,924

Balance at December 31, 2008	$(473,697)	$1,852,825	$56,198	$716,125	$(2,625,148)	$(473,697)	$(575,554)	$—	$102,117	$17,707	$353,873	$(575,554)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE PERIOD JANUARY 1, 2008 THROUGH JULY 31, 2008 (PREDECESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash (used in) provided by operating activities	$(278,970)	$—	$22	$—	$—	$(278,948)	$20,961	$6,897	$4	$—	$—	$(251,086)
Cash flows from investing activities:
Additions to property and equipment	(23,854)	—	—	—	—	(23,854)	(6,989)	—	—	—	—	(30,843)
Sales of property and equipment	—	—	—	—	—	—	—	—	—	—	—	—
Purchases of restricted and other investments	—	—	—	—	—	—	(34,825)	—	—	—	—	(34,825)
Sale of restricted and other investments	—	—	—	—	—	—	—	—	—	—	—	—

Net cash (used in) provided by investing activities	(23,854)	—	—	—	—	(23,854)	(41,814)	—	—	—	—	(65,668)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	964	—	—	—	—	964
Capital contributions from Holdings	13,125	—	—	—		13,125	(13,125)	—	—	—	—	—
Proceeds from insurance of debt by minority interest	—	—	—	—	—	—	—	—	—	—	—	—
Long term borrowings, net of related costs	1,023,190	—	—	—	—	1,023,190	—	—	—	—	—	1,023,190
Payments to minority interest holder	—	—	—	—	—	—	—	(6,897)	—	—	—	(6,897)
Repayment of long-term borrowings	(35,210)	—	—	—	—	(35,210)	—	—	—	—	—	(35,210)
Payment of premiums on redemption of debt	—	—	—	—	—	—	—	—	—	—	—	—

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE PERIOD JANUARY 1, 2008 THROUGH JULY 31, 2008 (PREDECESSOR ENTITY) — (Continued)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Other, net	—	—	—	—	—	—	(2,458)	—	—	—	—	(2,458)

Net cash provided by (used in) financing activities	1,001,105	—	—	—	—	1,001,105	(14,619)	(6,897)	—	—	—	979,589

Net increase (decrease) in cash and cash equivalents	698,281	—	22	—	—	698,303	(35,472)	—	4	—	—	662,835
Cash and cash equivalents at beginning of period	100,111	—	11	—	—	100,122	56,554	—	10	—	—	156,686

Cash and cash equivalents at end of period	$798,392	$—	$33	$—	$—	$798,425	$21,082	$—	$14	$—	$—	$819,521

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE PERIOD AUGUST 1, 2008 THROUGH DECEMBER 31, 2008 (SUCCESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash (used in) provided by operating activities	$26,463	$—	$(18)	$—	$—	$26,445	$(21,535)	$1,479	$746	$104	$—	$7,239
Cash flows from investing activities:
Additions to property and equipment	(13,116)	—	—	—	—	(13,116)	(331)	—	—	—	—	(13,447)
Sales of property and equipment	—	—	—	—	—	—	—	—	—	—	—	—
Purchases of restricted and other investments	—	—	—	—	—	—	—	—	—	—	—	—
Sale of restricted and other investments	—	—	—	—	—	—	25,400	—	—	—	—	25,400

Net cash (used in) provided by investing activities	(13,116)	—	—	—	—	(13,116)	25,069	—	—	—	—	11,953

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	—	—	—	—	—	—
Capital contributions from Holdings	—	—	—	—	—	—	—	—	—	—	—	—
Capital contributions from outside investor to minority interest	—	—	—	—	—	—	—	—	—	—	—	—
Proceeds from insurance of debt by minority interest	—	—	—	—	—	—	—	—	—	—	—	—
Long term borrowings, net of related costs	531,743	—	—	—	—	531,743	—	—	—	—	—	531,743
Payments to minority interest holder	(60,401)	—	—	—	—	(60,401)	—	(1,479)	—	—	—	(61,880)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE PERIOD AUGUST 1, 2008 THROUGH DECEMBER 31, 2008 (SUCCESSOR ENTITY) — (Continued)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Repayment of long-term borrowings	(1,083,143)	—	—	—	—	(1,083,143)	—	—	—	—	—	(1,083,143)
Payment of premiums on redemption of debt	—	—	—	—	—	—	(18,693)	—	—	—	—	(18,693)
Other, net	—	—	—	—	—	—	—	—			—	—

Net cash provided by (used in) financing activities	(611,801)	—	—	—	—	(611,801)	(18,693)	(1,479)	—	—	—	(631,973)

Net increase (decrease) in cash and cash equivalents	(598,454)	—	(18)	—	—	(598,472)	(15,159)	—	746	104	—	(612,781)
Cash and cash equivalents at beginning of period	798,392	—	33	—	—	798,425	21,082	—	14	—	—	819,521

Cash and cash equivalents at end of period	$199,938	$—	$15	$—	$—	$199,953	$5,923	$—	$760	$104	$—	$206,740

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2007 (PREDECESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash (used in) provided by operating activities	$(162,982)	$25	$13,646	$—	$—	$(149,311)	$(55,626)	$9,486	$33,830	$6,891	$—	$(154,730)
Cash flows from investing activities:
Additions to property and equipment	(53,892)	(25)	—	—	—	(53,917)	(79,421)	(288,500)	—	—	288,500	(133,338)
Sales of property and equipment	—	—	—	—	—	—	288,500	—	—	—	(288,500)	—
Purchases of restricted and other investments	—	—	—	—	—	—	—	—	—	—	—	—
Sale of restricted and other investments	110	—	—	—	—	110	—	—	1,367	346	—	1,823

Net cash (used in) provided by investing activities	(53,782)	(25)	—	—	—	(53,807)	209,079	(288,500)	1,367	346	—	(131,515)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	8,244	—	—	—	—	8,244
Capital contributions from
Holdings	230,736	—	—	—		230,736	(230,736)	—	—	—	—	—
Capital contributions from outside investor to minority interest	—	—	—	—	—	—	—	57,700	—	—	(57,700)	—
Proceeds from insurance of debt by minority interest	—	—	—	—	—	—	—	230,800	—	—	(230,800)	—
Long term borrowings, net of related costs	(4,262)	—	—	—	—	(4,262)	—	—	—	—	288,500	284,238
Payments to minority interest holder	—	—	—	—	—	—	—	(9,486)	—	—	—	(9,486)
Repayment of long term borrowings	—	—	(13,667)	—	—	(13,667)	—	—	(32,410)	(6,467)	—	(52,544)
Payment of premiums on redemption of debt	—	—	—	—	—	—	—	—	(2,923)	(770)	—	(3,693)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2007 (PREDECESSOR ENTITY) — (Continued)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Other, net	(2,044)	—	—	—	—	(2,044)	—	—			—	(2,044)

Net cash provided by (used in) financing activities	224,430	—	(13,667)	—	—	210,763	(222,492)	279,014	(35,333)	(7,237)	—	224,715

Net increase (decrease) in cash and cash equivalents	7,666	—	(21)	—	—	7,645	(69,039)	—	(136)	—	—	(61,530)
Cash and cash equivalents at beginning of period	92,445	—	32	—	—	92,477	125,593	—	146	—	—	218,216

Cash and cash equivalents at end of period	$100,111	$—	$11	$—	$—	$100,122	$56,554	$—	$10	$—	$—	$156,686

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2006 (PREDECESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash (used in) provided by operating activities	$(479,536)	$—	$5,569	$—	$—	$(473,967)	$29,694	$—	$(17,224)	$(594)	$—	$(462,091)
Cash flows from investing activities:
Additions to property and equipment	(54,895)	—	—	—	—	(54,895)	(220,124)	—	—	—	—	(275,019)
Sales of property and equipment	—	—	7,182	—	—	7,182	—	—	—	—	—	7,182
Purchases of restricted and other investments	—	—	—	—	—	—	—	—	—	—	—	—
Sale of restricted and other investments	(11)	—	—	—	—	(11)	—	—	2,762	639	—	3,390

Net cash (used in) provided by investing activities	(54,906)	—	7,182	—	—	(47,724)	(220,124)	—	2,762	639	—	(264,447)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	6,420	—	—	—	—	6,420
Capital contributions from
Holdings	304,053	—	—	—		304,053	(304,053)	—	—	—	—	—
Capital contributions from outside investor to minority interest	—	—	—	—	—	—	—	—	—	—	—	—
Proceeds from insuance of debt by minority interest	—	—	—	—	—	—	—	—	—	—	—	—
Long term borrowings, net of related costs	778,554	—	—	—	—	778,554	(5)	—	—	—	—	778,549
Payments to minority interest holder	—	—	—	—	—	—	—	—	—	—	—	—
Repayment of long term borrowings	(486,545)	—	(12,725)	—	—	(499,270)	—	—	(446)	(132)	—	(499,848)
Repurchase of Series B convertible redeemable preferred stock	—	—	—	—	—	—	(23,960)	—	—	—	—	(23,960)
Payment of premiums on redemption of debt	(26,773)	—	—	—	—	(26,773)	(625)	—	—	—	—	(27,398)
Other, net	—	—	—	—	—	—	—	—	—	—	—	—

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS — (Continued)

FOR THE YEAR ENDED DECEMBER 31, 2006 (PREDECESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash provided by (used in) financing activities	569,289	—	(12,725)	—	—	556,564	(322,223)	—	(446)	(132)	—	233,763

Net increase (decrease) in cash and cash equivalents	34,847	—	26	—	—	34,873	(512,653)	—	(14,908)	(87)	—	(492,775)
Cash and cash equivalents at beginning of period	57,598	—	6	—	—	57,604	638,246	—	15,054	87	—	710,991

Cash and cash equivalents at end of period	$92,445	$—	$32	$—	$—	$92,477	$125,593	$—	$146	$—	$—	$218,216

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

(19) Subsequent Events

Refinancing of 10% Convertible Senior Notes due 2009

On February 13, 2009, we entered into a note purchase agreement with purchasers named therein (collectively, the “Purchasers”), whereby the Purchasers exchanged $172,485 aggregate principal amount of outstanding 10% Convertible Senior Notes due 2009 (the “Old Notes”) of XM Holdings for a like principal amount of XM Holdings’ Senior PIK Secured Notes due June 2011 (the “New Notes”) in a private placement transaction pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).

The New Notes are fully and unconditionally guaranteed by XM 1500 Eckington LLC and XM Investment LLC (together, the “Subsidiary Guarantors”). The New Notes are secured by a first-priority lien on substantially all of the personal and real estate property of the Subsidiary Guarantors. XM Holdings may, at its option, redeem some or all of the New Notes at any time at 100% of the principal amount prepaid, together with accrued and unpaid interest, if any.

We paid to the Purchasers a fee (the “Fee”) equal to, at each Purchaser’s election, either (i) 833 shares of SIRIUS’ common stock (the “Structuring Fee Shares”) for every $1 principal amount of Old Notes exchanged or (ii) an amount in cash equal to $50 for every $1 principal amount of Old Notes exchanged (the “Cash Election”). The total number of Structuring Fee Shares delivered was 59,718,519, and the aggregate cash delivered was approximately $5,100. The Structuring Fee Shares were issued pursuant to an exemption from the registration requirements of the Securities Act.

Investment by Liberty Media Corporation and its affiliate, Liberty Radio, LLC

Liberty Media Corporation and its affiliate, Liberty Radio, LLC, have invested an aggregate of $250,000 in the form of loans to SIRIUS, $100,000 in the form of loans to XM, committed to invest an additional $150,000 in loans to XM and $30,000 in loans to SIRIUS, and have received a significant equity interest in SIRIUS.

Credit Agreement.    On February 17, 2009, XM Satellite Radio Inc. entered into a Credit Agreement (the “Credit Agreement”) with Liberty Media Corporation, as administrative agent and collateral agent. The Credit Agreement provides for a $150,000 term loan. On March 6, 2009, we amended and restated the Credit Agreement (the “Second-Lien Credit Agreement”) with Liberty Media Corporation, and simultaneously closed the facility. Pursuant to the Second-Lien Credit Agreement, we may borrow $150,000 aggregate principal amount of term loans on December 1, 2009. The proceeds of the loans will be used to repay a portion of the 10% Convertible Notes due 2009 of XM Holdings on the stated maturity date thereof. The Second-Lien Credit Agreement matures on March 1, 2011, and bears interest at 15% per annum. XM will pay a commitment fee of 2.0% per annum on the undrawn portion of the Second-Lien Credit Agreement until the date of disbursement of the loans or the termination of the commitments.

The loans under the Second-Lien Credit Agreement are guaranteed by XM Holdings and each of the subsidiary guarantors named therein. The loan is secured by a second lien on substantially all the assets of XM Holdings and certain subsidiaries named therein. The affirmative covenants, negative covenants and event of default provisions contained in the Second-Lien Credit Agreement are substantially similar to those contained in the First-Lien Credit Agreement (as defined below).

Amendment and Restatement of Existing Bank Facilities.    On March 6, 2009, XM amended and restated (i) the $100,000 Credit Agreement, dated as of June 26, 2008, among XM, XM Holdings, the lenders named therein and UBS AG, as administrative agent (the “UBS Term Loan”) and (ii) the $250,000 Credit Agreement, dated as of May 5, 2006, among XM, XM Holdings, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (the “JPM Revolver” and, together with the UBS Term Loan, the “Previous Facilities”). The Previous Facilities have been combined as term loans into the Amended and Restated Credit Agreement, dated as of March 6, 2009, among XM, XM Holdings, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (the “First-Lien Credit Agreement”), and Liberty Media LLC (the “Purchaser”) has purchased $100,000 aggregate principal amount of such loans from the lenders. XM paid a restructuring fee of 2% to the existing lenders under the Previous Facilities.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollar amounts in thousands, unless otherwise stated)

Loans under the First-Lien Credit Agreement held by existing lenders (the “Tranche A” and the “Tranche B” term loans) will mature on May 5, 2010 and the remaining loans purchased by Liberty (the “Tranche C” term loans) will mature on May 5, 2011. The Tranche A and the Tranche B term loans are subject to scheduled quarterly amortization payments of $25,000 starting on March 31, 2009. The Tranche C term loans are subject to a partial amortization of $25,000 on March 31, 2010, with all remaining amounts due on the final maturity date. Pursuant to these maturities and the scheduled amortization payments, of the outstanding principal amount, $100,000 of the $350,000 is due in 2009; $175,000 is due in 2010; and $75,000 is due in 2011. The loans will bear interest at rates ranging from prime plus 11% to LIBOR (subject to a 3% floor) plus 12%.

The loans under the First-Lien Credit Agreement are guaranteed by XM Holdings and each of the subsidiary guarantors named therein. The loans are secured by a first lien on substantially all of the assets of XM Holdings and certain subsidiaries named therein. The affirmative covenants, negative covenants and event of default provisions contained in the First-Lien Credit Agreement are substantially similar to those contained in the Previous Facilities, except that: (i) XM must maintain cash reserves of $75 million (without taking into account any proceeds from the Second-Lien Credit Agreement (as defined above)), (ii) SIRIUS must maintain cash reserves of $35 million, (iii) XM Holdings and XM must maintain certain EBITDA levels set forth therein and (iv) an event of default shall occur upon the acceleration of any our material indebtedness or in the event of our voluntary or involuntary bankruptcy.

9.75% Senior Supplemental Indenture

On March 6, 2009, Inc. executed and delivered a Third Supplemental Indenture (the “ 9.75% Notes Supplemental Indenture”), dated as of March 6, 2009, by and among XM, XM Holdings, XM Equipment Leasing LLC, XM Radio Inc. and The Bank of New York Mellon, as trustee, which supplements the indenture, dated as of May 1, 2006, among XM, XM Holdings, XM Equipment Leasing LLC and the trustee with respect to XM’s 9.75% Senior Notes due 2014 (the “9.75% Notes”).

The 9.75% Notes Supplemental Indenture was entered into in connection with XM’s previously announced tender offer and consent solicitation with respect to the 9.75% Notes commenced on July 29, 2008. As part of the offer, XM sought and received the requisite consents from holders of the 9.75% Notes to proposed amendments relating to the 9.75% Notes and the related indenture. The 9.75% Notes Supplemental Indenture contains the proposed amendments which amend the indenture to eliminate substantially all of the restrictive covenants contained in the indenture and the 9.75% Notes, eliminate certain events of default and modify or eliminate certain other provisions contained in the indenture and the 9.75% Notes.

Under the Indenture, dated as of July 31, 2008, among XM Escrow LLC and The Bank of New York Mellon, as trustee, relating to the 13% Senior Notes due 2014 (the “13% Notes”), the maturity of the 13% Notes changes from August 1, 2014 to August 1, 2013 when certain conditions have been satisfied. Following the execution of the 9.75% Notes Supplemental Indenture, all of these conditions have now been satisfied and the 13% Notes will mature on August 1, 2013.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

Schedule II—Schedule of Valuation and Qualifying Accounts

(in thousands) Description	Balance at Beginning of Period		Charged to Expenses	Write- offs/ Payments/ Other	Adjustments		Balance at End of Period
Predecessor Entity:
Year ended December 31, 2006
Allowance for doubtful accounts	$3,722		15,223	(13,999)	$—		$4,946
Deferred tax assets — valuation allowance	$1,043,954		230,502	—	$—		$1,274,456
Year ended December 31, 2007
Allowance for doubtful accounts	$4,946		12,740	(11,816)	$—		$5,870
Deferred tax assets — valuation allowance	$1,274,456		263,035	—	$—		$1,537,491
Description	Balance at Beginning of Period		Charged to Expenses	Write- offs/ Payments/ Other	Adjustments		Balance at End of Period
Predecessor Entity:
Period from January 1, 2008 to July 31, 2008
Allowance for doubtful accounts	$5,870		8,523	(7,267)	$(7,126	)(1)	$—
Deferred tax assets — valuation allowance	$1,537,491		113,497	—	$(1,650,988	)(1)	$—
Description	Balance at Beginning of Period		Charged to Expenses	Write- offs/ Payments/ Other	Adjustments		Balance at End of Period
Successor Entity:
Period from August 1, 2008 to December 31, 2008
Allowance for doubtful accounts	$—		7,529	(1,330)	$—		$6,199
Deferred tax assets — valuation allowance	$1,950,833	(1)	(65,433)	—	$—		$1,885,400

(1)	Adjustments to reflect allocation of the purchase price in connection with the Merger.

EXHIBIT INDEX

Exhibit		Description
3.1	_	Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

3.2	_	Amended and Restated Bylaws of XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 3.1 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed December 19, 2006).

3.3	_	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-3, File No. 333-89132).

3.4	_	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 3.6 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.5	_	Restated Certificate of Incorporation of XM Satellite Radio Inc. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-4, File No. 333-391789).

3.6	_	Amended and Restated Bylaws of XM Satellite Radio Inc. (incorporated by reference to Exhibit 3.10 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

3.7	_	Amendments to the Amended and Restated By-Laws of XM Satellite Radio Holdings Inc. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed December 7, 2007).

4.1	_	Form of certificate for shares of Sirius XM Radio Inc.’s Common Stock (incorporated by reference to Exhibit 4.3 to Sirius XM Radio Inc.’s Registration Statement on Form S-1 (File No. 33-74782)).

4.2	_	Form of certificate for shares of XM Satellite Radio Holdings Inc.’s Class A common stock (incorporated by reference to Exhibit 3 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form 8-A filed on September 23, 1999).

4.3	_	Warrant Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc., as Issuer, and United States Trust Company of New York, as Warrant Agent (incorporated by reference to Amendment No. 1 to Exhibit 4.5 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-39176).

4.4	_	Warrant Registration Rights Agreement, dated March 15, 2000, among XM Satellite Radio Holdings Inc., Bear, Stearns & Co., Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-39176).

4.5	_	Form of Warrant (incorporated by reference to Exhibit 4.7 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-39176).

4.6	_	Security Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.7	_	Amended and Restated Security Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and The Bank of New York (incorporated by reference to Exhibit 4.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.8	_	Warrant Agreement, dated as of January 28, 2003, between XM Satellite Radio Holdings Inc. and The Bank of New York (incorporated by reference to Exhibit 4.6 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.9	_	Second Amended and Restated Registration Rights Agreement, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to Exhibit 10.5 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

Exhibit		Description
4.10	_	Form of 10% Senior Secured Discount Convertible Note due 2009 (incorporated by reference to Exhibit 4.9 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.11	_	Global Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.11 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.12	_	First Amendment to Security Agreement, dated as of June 12, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York (incorporated by reference to Exhibit 4.9 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-4, File No. 333-106823).

4.13	_	Third Amended and Restated Shareholders and Noteholders Agreement, dated as of June 16, 2003, among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to Exhibit 10.1 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.14	_	Amended and Restated Note Purchase Agreement, dated as of June 16, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to Exhibit 10.40 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.15	_	Form of Amendment to Third Amended and Restated Shareholders and Noteholders Agreement, dated as of January 13, 2004, among XM Satellite Radio Holdings Inc. and the parties thereto (incorporated by reference to Exhibit 10.61 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.17	_	Indenture, dated as of May 1, 2006, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and The Bank of New York, as trustee, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on May 5, 2006).

4.18	_	Form of 9.75% Senior Note due 2014 (incorporated by reference to Exhibit 4.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on May 5, 2006).

4.19	_	Form of 10% senior secured note (incorporated by reference to Exhibit 10.6 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed February 14, 2007).

4.20	_	Agreement, dated as of June 26, 2008, among XM Satellite Radio Holdings Inc., the undersigned holders of XM’s 1.75% Convertible Senior Notes due 2009, Brown Rudnick LLP and Sirius XM Radio Inc. (incorporated by reference to Exhibit 10.7 to XM Satellite Radio Holding Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.21	_	First Supplemental Indenture, dated July 24, 2008, between XM Satellite Radio Holdings Inc. and The Bank of New York Mellon, relating to the 1.75% Convertible Senior Notes due 2009 (incorporated by reference to Exhibit 4.64 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.22		Purchase Agreement, dated as of July 24, 2008, among XM Escrow LLC, XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the 13% Senior Notes due 2014 (incorporated by reference to Exhibit 4.65 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.23	_	Purchase Agreement, dated as of July 28, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc., Sirius XM Radio Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.66 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.24	_	First Supplemental Warrant Agreement, dated July 28, 2008, among Sirius XM Radio Inc., XM Satellite Radio Holdings Inc. and The Bank of New York Mellon relating to the Warrants, dated March 15, 2000, with the United States Trust Company of New York (incorporated by reference to Exhibit 4.67 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

Exhibit		Description
4.25	_	First Supplemental Warrant Agreement, dated July 28, 2008, among Sirius XM Radio Inc., XM Satellite Radio Holdings Inc. and The Bank of New York Mellon, relating to the Warrants, dated January 28, 2003, with The Bank of New York Mellon as warrant agent (incorporated by reference to Exhibit 4.68 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.26	_	Written instrument, dated July 28, 2008, among Sirius XM Radio Inc., XM Satellite Radio Holdings Inc. and Vernon Merger Corporation relating to the Warrant Agreement with Space Systems / Loral, dated June 3, 2005 (incorporated by reference to Exhibit 4.69 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.27	_	Written instrument, dated July 28, 2008, among Sirius XM Radio Inc., XM Satellite Radio Holdings Inc. and Vernon Merger Corporation relating to the Warrant Agreement with Boeing Satellite Systems International Inc., dated July 31, 2003 and assigned to Bank of America, N.A. on May 24, 2006 (incorporated by reference to Exhibit 4.70 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.28	_	Second Supplemental Indenture, dated July 28, 2008, among XM Satellite Radio Holdings Inc. and Sirius XM Radio Inc., relating to the 1.75% Convertible Senior Notes due 2009 (incorporated by reference to Exhibit 4.71 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.29	_	First Supplemental Indenture, dated July 28, 2008, among XM Satellite Radio Inc., as issuer, XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc. and The Bank of New York Mellon, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.72 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.30	_	Second Supplemental Indenture, dated July 28, 2008, among XM Satellite Radio Inc., as issuer, XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc. and The Bank of New York Mellon, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.73 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.31	_	Notice from XM Satellite Radio Holdings Inc., dated July 28, 2008, relating to the 10% Senior Discount Convertible Notes due 2009 (incorporated by reference to Exhibit 4.75 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.32	_	Indenture, dated as of July 31, 2008, among XM Escrow LLC and The Bank of New York Mellon, relating to the 13% Senior Notes due 2014 (incorporated by reference to Exhibit 4.77 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.33	_	Supplemental Indenture, dated as of July 31, 2008, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., XM Equipment Leasing LLC, XM Radio Inc., and The Bank of New York Mellon, relating to the 13% Senior Notes due 2014 (incorporated by reference to Exhibit 4.78 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.34	_	Supplemental Indenture, dated as of July 31, 2008, among XM Satellite Radio Holdings Inc., XM Escrow LLC and The Bank of New York Mellon, relating to the 13% Senior Notes due 2014 (incorporated by reference to Exhibit 4.79 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.35	_	Indenture, dated as of August 1, 2008 among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment LLC, XM Radio Inc., Sirius XM Radio Inc. and The Bank of New York Mellon, as trustee, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.80 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.36	_	Registration Rights Agreement, dated August 1, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc., Sirius XM Radio Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.81 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

Exhibit		Description
4.38	_	Note Purchase Agreement, dated as of February 13, 2009, among Sirius XM Radio Inc., XM Satellite Radio Holdings Inc., XM 1500 Eckington LLC, XM Investment LLC and the purchasers listed on schedule I thereto, relating to XM Satellite Radio Holdings Inc.’s Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on February 17, 2009).

4.39	_	Indenture, dated as of February 13, 2009, among Sirius XM Radio Inc., XM Satellite Radio Holdings Inc., XM 1500 Eckington LLC, XM Investment LLC and U.S. Bank National Association, as trustee and collateral trustee, relating to XM Satellite Radio Holdings Inc.’s Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.2 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on February 17, 2009).

4.40	_	Security Agreement, dated as of February 13, 2009, among XM 1500 Eckington LLC, XM Investment LLC and U.S. Bank National Association, as collateral trustee, relating to XM Satellite Radio Holdings Inc.’s Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.3 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on February 17, 2009).

4.41	_	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of February 13, 2009, from XM 1500 Eckington LLC, as grantor, to Stewart Title of Maryland Inc., as trustee for the benefit of U.S. Bank National Association as collateral agent, as beneficiary (incorporated by reference to Exhibit 4.4 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on February 17, 2009).

4.42	_	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of February 13, 2009, from XM Investment LLC, as grantor, to Stewart Title of Maryland Inc., as trustee for the benefit of U.S. Bank National Association as collateral agent, as beneficiary (incorporated by reference to Exhibit 4.5 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on February 17, 2009).

4.43	_	Registration Rights Agreement, dated as of February 13, 2009, among Sirius XM Radio Inc., XM Satellite Radio Holdings Inc., XM 1500 Eckington LLC, XM Investment LLC and the purchasers signatory thereto, relating to XM Satellite Radio Holdings Inc.’s Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.6 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on February 17, 2009).

4.44	_	Third Supplemental Indenture, dated as of March 6, 2009, among XM Satellite Radio Inc., XM Equipment Leasing LLC, XM Radio Inc. and the Bank of New York Mellon, as trustee, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.56 to Sirius XM Radio Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.1	_	Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and Clear Channel Communications, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

**10.2	_	Technology Licensing Agreement among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999 (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the period year December 31, 2007).

***10.3	_	Third Amended and Restated Distribution and Credit Agreement, dated as of February 6, 2008, among General Motors Corporation, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.63 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the period year December 31, 2007).

**10.5	_	Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-3, File No. 333-89132).

Exhibit		Description
10.6	_	Assignment and Novation Agreement, dated as of December 5, 2001, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on December 6, 2001).

**10.7	_	Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated as of December 5, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.4 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on December 6, 2001).

10.8	_	GM/DIRECTV Director Designation Agreement, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc., General Motors Corporation and DIRECTV Enterprises LLC (incorporated by reference to Exhibit 10.43 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

10.9	_	Amended and Restated Assignment and Use Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and XM Radio Inc. (incorporated by reference to Exhibit 10.7 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

10.10	_	Amended and Restated Director Designation Agreement, dated as of February 1, 2003, among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to Exhibit 10.42 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

**10.11	_	Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 23, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.53 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

**10.12	_	July 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.54 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

**10.13	_	Contract for Launch Services, dated August 5, 2003, between Sea Launch Limited Partnership and XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 10.55 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.14	_	Amendment No. 1 to Amended and Restated Director Designation Agreement, dated as of September 9, 2003, among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to Exhibit 10.56 to XM Satellite Radio Holdings Inc.’s Quarterly Report in Form 10-Q for the quarter ended September 30, 2003).

10.15	_	December 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.57 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.16	_	Credit Agreement, dated May 5, 2006, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., the lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, Credit Suisse Securities (USA) LLC, as Syndication Agent, and Citigroup Global Markets Inc., as Documentation Agent (incorporated by reference to Exhibit 10.4 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

***10.17	_	Second Amendment and Waiver, dated as of February 1, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed February 7, 2008).

Exhibit		Description
10.18	_	Third Amendment, dated as of May 21, 2008, to the Credit Agreement dated as of May 5, 2006 among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to XM Satellite Radio Holding Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.19	_	Credit Agreement, dated as of June 26, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., the lenders named therein and UBS AG, Stamford Branch, as administrative agent (incorporated by reference to Exhibit 10.2 to XM Satellite Radio Holding Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.20	_	Fourth Amendment, dated as of June 26, 2008, to the Credit Agreement dated as of May 5, 2006 among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holding Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.21	_	First Amendment dated as of June 26, 2008 to the Intercreditor Agreement dated as of May 5, 2006 among The Bank of New York, in its capacity as collateral agent under certain intercreditor agreements dated as of January 28, 2003, JP Morgan Chase Bank, National Association, in its capacity as administrative agent under the Original Facility, JP Morgan Chase Bank, National Association, as new collateral agent for the secured parties under that certain Collateral Agency Agreement dated as of June 26, 2008 and General Motors Corporation, acknowledged and agreed to by XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain other parties (incorporated by reference to Exhibit 10.4 to XM Satellite Radio Holding Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.22	_	Consent and Amendment Agreement, dated as of July 10, 2008, among XM Satellite Radio Holdings Inc. and the undersigned holders of XM Satellite Radio Holdings Inc.’s 1.75% Convertible Senior Notes due 2009 (incorporated by reference to Exhibit 10.8 to XM Satellite Radio Holding’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.23	_	Waiver and Letter Agreement, dated as of July 14, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain beneficial owners of Sirius XM Radio Inc.’s 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 10.6 to XM Satellite Radio Inc.’s Current Report on Form 8-K filed on July 17, 2008).

10.24	_	First Amendment to Credit Agreement, dated as of July 22, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., the lenders named therein and UBS AG, Stamford Branch, as administrative agent (incorporated by reference to Exhibit 4.62 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.25	_	Fifth Amendment to Credit Agreement, dated July 22, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., JPMorgan Chase Bank, Credit Suisse Securities LLC, Citicorp North America Inc., J.P. Morgan Securities Inc., and UBS Securities LLC (incorporated by reference to Exhibit 4.63 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

*10.26	_	Form of Employee Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

*10.27	_	Non-Qualified Stock Option Agreement between Gary Parsons and XM Satellite Radio Holdings Inc., dated July 16, 1999 (incorporated by reference to Exhibit 10.23 to Amendment No. 5 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

*10.28	_	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.25 to Amendment No. 5 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

*10.29	_	XM Satellite Radio Holdings Inc. Talent Option Plan (incorporated by reference to Exhibit 99. to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-8, File No. 333-65022).

*10.30	_	Form of 2003 Executive Stock Option Agreement (incorporated by reference to Exhibit 10.52 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

Exhibit		Description
*10.31	_	1998 Shares Award Plan (incorporated by reference to Exhibit 4.1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-8, File No. 333-106827).

*10.32	_	Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.2 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-8, File No. 333-106827).

*10.33	_	Form of Employment Agreement, dated as of August 6, 2004, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and Gary Parsons (incorporated by reference to Exhibit 10.40 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.34	_	Form of 2004 Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.42 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.35	_	Form of Restricted Stock Agreement for executive officers (incorporated by reference to Exhibit 10.39 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

*10.36	_	Employment Agreement, dated as of July 20, 2006, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and Nathaniel A. Davis (incorporated by reference to Exhibit 10.1 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed July 24, 2006).

*10.37	_	Amendment No. 1 to Employment Agreement, dated as of April 4, 2007, among Gary Parsons, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.1 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed April 10, 2007).

*10.38	_	Amendment No. 1 to Employment Agreement, dated as of April 4, 2007, among Nathaniel Davis, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed April 10, 2007).

*10.39	_	Form of Severance Agreement for executive officers other than Chairman, CEO, President and COO (incorporated by reference to Exhibit 10.4 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed April 10, 2007).

*10.40	_	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed June 1, 2007).

*10.41	_	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed June 1, 2007).

*10.42	_	XM Satellite Radio Holdings Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

*10.43	_	Amendment No. 2 to Employment Agreement, dated as of August 10, 2007, among Nathaniel Davis, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.1 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed August 14, 2007).

*10.44	_	Amendment No. 2 to Employment Agreement, dated as of February 27, 2008, among Gary Parsons, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.64 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the period year December 31, 2007)

*10.45	_	Amendment No. 3 to Employment Agreement, dated as of June 26, 2008, among Gary Parsons, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.5 to XM Satellite Radio Holding Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

**12.1	–	Computation of ratio of earnings to fixed charges (filed herewith).

21.1	_	List of Subsidiaries (filed herewith).

23.1	_	Consent of KPMG LLP (filed herewith).

31.1	_	Certificate of Mel Karmazin, President of XM Satellite Radio Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	_	Certificate of Mel Karmazin, President of XM Satellite Radio Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	_	Certificate of David J. Frear, Treasurer of XM Satellite Radio Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit		Description
31.4	_	Certificate of David J. Frear, Treasurer of XM Satellite Radio Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	_	Certificate of Mel Karmazin, President and David J. Frear, Treasurer of XM Satellite Radio Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	_	Certificate of Mel Karmazin, President and David J. Frear, Treasurer of XM Satellite Radio Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	This document has been identified as a management contract or compensatory plan or arrangement.
**	Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.
***	Confidential treatment has been requested with respect to portions of this Exhibit that have been omitted by redacting a portion of the text.