Form 10-Q
period 2009-03-31
XM SATELLITE RADIO INC; XM SATELLITE RADIO HOLDINGS INC
filed 2009-05-11
CIK 1116317, 1091530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number	Exact name of registrant as specified in its charter	I.R.S. Employer Identification Number
000-27441	XM SATELLITE RADIO HOLDINGS INC.	54-1878819
333-39178	XM SATELLITE RADIO INC.	52-1805102

DELAWARE

(State or other jurisdiction of incorporation or organization of both registrants)

1500 ECKINGTON PLACE, NE

WASHINGTON, DC 20002-2194

(Address of principal executive offices) (Zip code)

202-380-4000

(Registrants’ telephone number, including area code)

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

XM Satellite Radio Holdings Inc.	Large Accelerated Filer ☒	Accelerated Filer ☐
	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

XM Satellite Radio Inc.	Large Accelerated Filer ☐	Accelerated Filer ☐
	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of May 8, 2009)
XM SATELLITE RADIO HOLDINGS INC. COMMON STOCK, $0.01 PAR VALUE (all shares are issued to Sirius XM Radio Inc.)	100 SHARES

XM SATELLITE RADIO INC. COMMON STOCK, $0.10 PAR VALUE (all shares are issued to XM Satellite Radio Holdings Inc.)	125 SHARES

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor Entity	Predecessor Entity
(in thousands)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Revenue:
Subscriber revenue, including effects of rebates	$284,469	$280,869
Advertising revenue, net of agency fees	4,520	9,118
Equipment revenue	5,917	4,321
Other revenue	7,328	14,146

Total revenue	302,234	308,454
Operating expenses (depreciation and amortization
shown separately below) (1):
Cost of services:
Satellite and transmission	14,770	20,141
Programming and content	27,538	51,562
Revenue share and royalties	49,682	68,822
Customer service and billing	33,732	34,310
Cost of equipment	3,465	8,551
Sales and marketing	32,119	49,505
Subscriber acquisition costs	26,250	71,524
General and administrative	31,752	41,220
Engineering, design and development	4,751	11,020
Depreciation and amortization	54,827	45,483

Total operating expenses	278,886	402,138

Income (loss) from operations	23,348	(93,684)
Other income (expense):
Interest and investment income	528	1,675
Interest expense, net of amounts capitalized	(68,200)	(29,327)
Loss on change in value of embedded derivative	(58,203)	—
Loss from redemption of debt, net	(627)	—
Loss on investments	(6,937)	(4,177)
Other income (expense)	386	(3,425)

Total other expense	(133,053)	(35,254)

Loss before income taxes	(109,705)	(128,938)
Income tax expense	(578)	(331)
Net loss	(110,283)	(129,269)

Add: net loss attributable to noncontrolling interests	—	3,238

Net loss - controlling interests	$(110,283)	$(126,031)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$504	$1,435
Programming and content	1,398	2,543
Customer service and billing	406	889
Sales and marketing	1,329	3,652
General and administrative	6,269	6,522
Engineering, design and development	957	2,463

Total share-based payment expense	$10,863	$17,504

See accompanying Notes to the unaudited consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
(in thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$201,207	$206,740
Accounts receivable, net of allowance for doubtful accounts of $6,999 and $6,199, respectively	49,118	52,727
Inventory, net	3,122	4,489
Prepaid expenses	80,830	37,351
Related party current assets	107,471	112,363
Other current assets	58,328	50,412

Total current assets	500,076	464,082
Property and equipment, net	848,546	874,588
FCC license	2,000,000	2,000,000
Restricted investments	250	120,250
Deferred financing fees, net	33,809	30,303
Intangible assets, net	668,241	688,671
Related party long-term assets	184,610	124,607
Other long-term assets	77,067	34,284

Total assets	$4,312,599	$4,336,785

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$226,768	$237,299
Accrued interest	46,653	50,543
Deferred revenue	479,594	419,707
Current portion of deferred credit on executory contracts	237,944	234,774
Current maturities of long-term debt	330,314	355,739
Current maturities of long-term related party debt	21,193	—
Related party current liabilities	65,171	83,930

Total current liabilities	1,407,637	1,381,992
Long-term debt	1,364,489	1,439,102
Long-term related party debt	63,577	—
Deferred revenue, net of current portion	133,149	131,255
Deferred credit on executory contracts	980,364	1,037,190
Deferred tax liability	887,041	886,475
Related party long-term liabilities	15,336	—
Other long-term liabilities	27,315	36,325

Total liabilities	4,878,908	4,912,339

Commitments and contingencies (Note 13)	—	—
Stockholder’s deficit:
Common stock, par value $0.01; 1,000 shares authorized; 100 shares issued and outstanding as of March 31, 2009 and December 31, 2008	—	—
Accumulated other comprehensive loss, net of tax	(7,439)	(7,871)
Additional paid-in capital	5,989,598	5,870,502
Accumulated deficit	(6,548,468)	(6,438,185)

Total stockholder’s deficit	(566,309)	(575,554)

Total liabilities and stockholder’s deficit	$4,312,599	$4,336,785

See accompanying Notes to the unaudited consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT AND COMPREHENSIVE LOSS

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder’s Deficit
(in thousands, except share data)	Shares	Amount
Balance at December 31, 2008	100	$—	$5,870,502	$(6,438,185)	$(7,871)	$(575,554)

Net loss	—	—	—	(110,283)	—	(110,283)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	—	—	—	—	649	649
Foreign currency translation adjustment	—	—	—	—	(217)	(217)

Total comprehensive loss						(109,851)
Contributed capital	—	—	119,096	—	—	119,096

Balance at March 31, 2009	100	$—	$5,989,589	$(6,548,468)	$(7,439)	$(566,309)

See accompanying Notes to the unaudited consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor Entity	Predecessor Entity
(in thousands)	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Cash flows from operating activities:
Net loss	$(110,283)	$(129,269)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	54,827	45,483
Non-cash interest expense	20,024	2,447
Provision for doubtful accounts	4,356	3,724
Amortization of deferred income related to equity method investment	(694)	(2,498)
Loss on investments	6,937	4,177
Loss from redemption of debt	627	—
Share-based payment expense	10,863	17,504
Loss on change in value of embedded derivative	58,203	—
Deferred income taxes	578	331
Other non-cash purchase price adjustments	(41,150)	—
Other	—	3,208
Changes in operating assets and liabilities:
Accounts receivable	(747)	3,265
Inventory	1,367	1,115
Related party assets	10,052	3,306
Prepaid expenses and other current assets	7,786	(36,633)
Other long-term assets	10,703	(976)
Accounts payable and accrued expenses	(15,754)	(59,197)
Accrued interest	(3,890)	22,844
Deferred revenue	49,964	12,809
Related party liabilities	(14,266)	(927)
Other long-term liabilities	(8,444)	1,591

Net cash provided by (used in) operating activities	41,059	(107,696)

Cash flows from investing activities:
Additions to property and equipment	(3,557)	(16,868)

Net cash used in investing activities	(3,557)	(16,868)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	77
Long-term borrowings, net of costs	—	187,500
Payment of premiums on redemption of debt	(10,072)	—
Debt issuance costs	(6,181)	—
Payments to minority interest holder	—	(2,776)
Repayment of long-term borrowings	(26,782)	(3,007)
Other, net	—	(2,374)

Net cash (used in) provided by financing activities	(43,035)	179,420

Net (decrease) increase in cash and cash equivalents	(5,533)	54,856
Cash and cash equivalents at beginning of period	206,740	156,686

Cash and cash equivalents at end of period	$201,207	$211,542

Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$50,407	$3,210
Non-cash investing and financing activities:
Property acquired through capital leases	260	1,108
Release of restricted investments	120,000	—

See accompanying Notes to the unaudited consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 28, 2008 XM Satellite Radio Holdings Inc. (“XM Holdings”) merged with and into Vernon Merger Corporation, a wholly owned subsidiary of Sirius Satellite Radio Inc. (the “Merger”) and, as a result, XM Holdings is now a wholly owned subsidiary of SIRIUS. Sirius Satellite Radio Inc. was later renamed Sirius XM Radio Inc. (“SIRIUS”). The accounting for the Merger has been “pushed-down” in the accompanying unaudited consolidated financial statements. XM, together with its subsidiaries, is operated as an unrestricted subsidiary under SIRIUS’ existing indebtedness. As an unrestricted subsidiary, transactions between the companies are required to comply with various contractual provisions in our debt instruments. For purposes of these Notes to unaudited consolidated financial statements, “we,” “us,” “our,” “the company,” and similar terms refer to XM Satellite Radio Holdings Inc. and its consolidated subsidiaries.

Our satellite radios are primarily distributed through automakers (“OEMs”), retailers and our website. We have agreements with major automakers to offer our satellite radios as factory or dealer-installed equipment in their vehicles. Our radios are also offered to customers of rental car companies, including Avis.

Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle; certain radios activated for daily rental fleet programs; subscribers to XM Radio Online, our Internet service; and certain subscribers to our weather, traffic and data services.

Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for prepaid and long-term subscriptions as well as discounts for multiple subscriptions. We also derive revenue from activation fees, the sale of advertising on select non-music channels, the direct sale of satellite radios, components and accessories, and other ancillary services, such as our data and weather services.

In certain cases, automakers include a subscription to our radio services in the sale or lease price of vehicles. The length of these prepaid subscriptions varies, but is typically three months. We also reimburse various automakers for certain costs associated with satellite radios installed in their vehicles.

We also have an interest in a satellite radio service offered in Canada through our affiliate, Canadian Satellite Radio Holdings Inc. (“XM Canada”). Subscribers to the XM Canada service are not included in our subscriber count.

XM Satellite Radio Inc. (“XM”) was incorporated on December 15, 1992 in the State of Delaware. XM Satellite Radio Holdings Inc. was formed as a holding company for XM on May 16, 1997.

As of March 31, 2009 (except as noted), the principal differences between the financial conditions of XM Holdings and XM were:

•	the ownership by XM Holdings of the corporate headquarters and data center buildings since August 2001 and September 2005, respectively, and the lease of these buildings to XM;

•	XM-1, XM-2, and the transponders of XM-3 and XM-4 are owned by XM; and XM-5 and the bus portions of XM-3 and XM-4 are owned by XM Holdings;

•	the presence at XM Holdings of additional indebtedness, primarily the 10% Convertible Senior Notes due 2009 and 10% Senior PIK Secured Noted due 2011, both of which are not guaranteed by XM;

•	the investment by XM Holdings in XM Canada (including related revenue and deferred income); and

•	the existence of cash balances at XM Holdings.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

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

•	less interest expense or gains and losses on embedded derivatives, principally related to the additional indebtedness at XM Holdings;

•	less revenue associated with the amortization of deferred income and equity in losses from XM Holdings’ investment in XM Canada;

•	no gains or losses on XM Holdings’ investment in XM Canada; and

•	less interest income because of additional cash balances at XM Holdings.

We have incurred losses from operations and have generated negative cash flows from operations in each of the past three years. At March 31, 2009, we had an accumulated deficit of $6,548,468. Our ability to meet our debt and other obligations as they come due depends on the successful execution of our operating plan and on economic, financial and competitive factors influencing our business.

We entered into several agreements which improved our financial position. We entered into an agreement with General Motors to extend the term of XM’s distribution agreement to 2020 and to improve the economic terms of the arrangement. We entered into agreements with certain other third parties to, among other things, restructure lump sum payments coming due; eliminate escrow arrangements in certain cases in exchange for prepayment of the amount released; and extend agreements. We are in discussion with additional third parties to reach similar agreements.

Our plan to maintain sufficient liquidity includes the potential for deferring the planned launch of satellites and deferring planned capital projects or other discretionary spending. We believe that our cash and cash equivalents on hand, marketable securities, available borrowings from Liberty Media Corporation and its affiliate, Liberty Media, LLC (collectively, “Liberty Media”), and expected cash flows from operations will be sufficient to satisfy our financial obligations through 2010, including our obligations on account of interest and principal amount of $892,250. Our financial projections are based on assumptions, which we believe are reasonable, but contain uncertainties.

We expect SIRIUS’ Compensation Committee of their board of directors to consider equity-based, performance awards to certain employees during the second quarter of 2009. These performance awards would be intended to: compensate such employees for their efforts during the year ended December 31, 2008; and retain such employees in the short-term until stockholders approve the proposed Sirius XM Radio Inc. 2009 Long-Term Stock Incentive Plan. Any such performance awards are expected to take the form of restricted stock units which will vest over time.

(2) Principles of Consolidation and Basis of Presentation

Principles of Consolidation

The accompanying unaudited consolidated financial statements of XM Satellite Radio Holdings Inc. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles, the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. All intercompany transactions have been eliminated in consolidation.

Basis of Presentation

In presenting unaudited consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Additionally, estimates were used when recording the fair values of our assets acquired and liabilities assumed in the Merger. Estimates, by their nature, are based on judgment and available information. Actual results could differ from those estimates. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of March 31, 2009, the successor period of the three months ended March 31, 2009, and the predecessor period of the three months ended March 31, 2008, have been made.

XM Holdings operates as an unrestricted subsidiary of SIRIUS under its existing indebtedness. As an unrestricted subsidiary, transactions between the companies are required to comply with various contractual restrictions in our existing debt instruments. SIRIUS allocates certain expenses to us based on the estimated costs incurred by SIRIUS that pertain to us. Additionally, certain costs incurred by us benefit SIRIUS and are allocated to SIRIUS based on estimated costs incurred by us pertaining to SIRIUS. We settle amounts due between the parties on a semi-monthly and monthly basis, except for share-based payment arrangements which are settled at times agreed to between us and SIRIUS. Our financial position, results of operations and cash flows could differ from those that might have resulted had we operated autonomously. As a result of the Merger, certain of our predecessor accounting policies were changed to conform with SIRIUS’ current accounting policies. These changes have not had, and are not expected to have, a significant impact on our unaudited consolidated financial statements.

Interim results are not necessarily indicative of the results that may be expected for a full year. This Quarterly Report on Form 10-Q should be read together with our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 13, 2009.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

In connection with the Merger, our assets and liabilities were adjusted to fair value at the acquisition date by application of “push-down” accounting. Accordingly, our financial position and results of operations may not be comparable between the accompanying Successor and Predecessor periods.

(3) Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and related disclosures.

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include revenue recognition, asset impairment, useful lives of our satellites and valuation allowances against deferred tax assets. Financial market volatility and poor economic conditions in the United States have impacted and will continue to impact our business. Such conditions could have a material impact to our significant accounting estimates.

Inventory

Inventory consists of finished goods, refurbished goods, and other raw material components used in manufacturing radios. Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. We record an estimated allowance for inventory that is considered slow moving and obsolete or whose carrying value is in excess of net realizable value. The provision related to products purchased for our direct to consumer distribution channel is reported as a component of Cost of equipment in our unaudited consolidated statements of operations. The remaining provision is reported as a component of Subscriber acquisition costs in our unaudited consolidated statements of operations.

Inventory, net, consists of the following:

	March 31, 2009	December 31, 2008
Raw materials	$5,761	$5,781
Finished goods	5,640	6,898
Allowance for obsolescence	(8,279)	(8,190)

Total inventory, net	$3,122	$4,489

Reclassifications

Certain amounts in our prior period unaudited consolidated financial statements have been reclassified to conform with our current period presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2, delayed the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year end entities. In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which provides a detailed example to illustrate key considerations in determining the fair value of a financial asset in an inactive market, and emphasizes the requirements to disclose significant unobservable inputs used as a basis for estimating fair value. We adopted the provisions of SFAS No. 157 on January 1, 2008, except as it applies to nonfinancial assets and liabilities as noted in FSP 157-2. Neither the partial adoption nor the issuance of FSP 157-3 had any significant impact on our consolidated results of operations or financial position. We adopted the provisions of SFAS No. 157, as amended, on January 1, 2009 as it relates to nonfinancial assets and liabilities, and there has been no impact on our consolidated results of operations or financial position.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

In November 2007, the FASB issued SFAS No. 141R, Business Combinations, which continues to require that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. Under SFAS No. 141R, all transaction costs are expensed as incurred. SFAS No. 141R rescinded EITF No. 93-07, Uncertainties Related to Income Taxes in a Purchase Business Combination. Under SFAS No. 141R, all subsequent adjustments to uncertain tax positions assumed in a business combination that previously would have impacted goodwill are recognized in the income statement. The guidance in SFAS No. 141R is applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. We adopted SFAS No. 141R effective January 1, 2009, with no impact on our consolidated results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which clarifies the application of SFAS No. 141R to assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141R-1 requires the acquirer to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer would apply the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No.14, Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5, to determine whether the contingency should be recognized as of the acquisition date or after it. The guidance in FSP No. FAS 141R-1 will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. FSP No. FAS 141R-1 does not impact the accounting for the Merger.

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Agreements, which provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure requirements. This EITF is effective for the first annual or interim reporting period beginning after December 15, 2008, and should be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. We adopted EITF No. 07-1 effective January 1, 2009, with no impact on our consolidated results of operations or financial position.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted FSP No. FAS 142-3 effective January 1, 2009, with no impact on our consolidated results of operations or financial position.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), which amends the accounting requirements for certain convertible debt instruments. Additional disclosures are also required for these instruments. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted FSP No. APB 14-1 effective January 1, 2009, with no impact on our consolidated results of operations or financial position.

In June 2008, the FASB ratified EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore would qualify for the first part of the scope exception in paragraph 11(a) of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The EITF prescribes a two-step approach under which the entity would evaluate the instrument’s contingent exercise provisions and then the instrument’s settlement provisions, for purposes of evaluating whether the instrument (or embedded feature) is indexed to the entity’s stock. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted EITF No. 07-5 effective January 1, 2009, with no impact on our consolidated results of operations or financial position.

In November 2008, the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Considerations, which applies to all investments accounted for under the equity method. The EITF clarifies the accounting for certain transactions and impairment considerations involving these investments. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted EITF No. 08-6 effective January 1, 2009, with no impact on our consolidated results of operations or financial position.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP No. FAS 107-1 and APB 28-1 also amends APB 28, Interim Financial Reporting, to require these disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating the impact that the adoption of FSP FAS 107-1 and APB 28-1 will have on our interim report disclosures.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating the impact that the adoption of FSP No. FAS 115-2 and FAS 124-2 will have on our consolidated results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. If a significant decrease in the volume and level of activity for the asset or liability has occurred, quoted prices may not be determinative of fair value. Consequently, further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating the impact that the adoption of FSP No. FAS 157-4 will have on our consolidated results of operations or financial position.

(4) Intangible Assets

Intangible assets consisted of the following:

	Weighted Average Useful Lives	March 31, 2009			December 31, 2008
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets
FCC licenses	Indefinite	$2,000,000	$—	$2,000,000	$2,000,000	$—	$2,000,000
Trademark	Indefinite	250,000	—	250,000	250,000	—	250,000
Definite life intangible assets
Subscriber relationships	9 years	$380,000	$(45,718)	$334,282	$380,000	$(29,226)	$350,774
Proprietary software	6 years	16,552	(3,656)	12,896	16,552	(2,285)	14,267
Developed technology	10 years	2,000	(133)	1,867	2,000	(83)	1,917
Licensing agreements	9.1 years	75,000	(6,544)	68,456	75,000	(4,090)	70,910
Leasehold interests	7.4 years	908	(168)	740	908	(105)	803

Total intangible assets		$2,724,460	$(56,219)	$2,668,241	$2,724,460	$(35,789)	$2,688,671

Indefinite Life Intangible Assets

We have identified our FCC licenses and our trademark as indefinite life intangibles after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use.

We hold FCC licenses to operate our satellite digital audio radio service and provide ancillary services. Our FCC licenses for our satellites expire on various dates in 2013 and 2014. Prior to the expirations, we will be required to apply for a renewal of our FCC licenses. The renewal and extension of our licenses is reasonably certain at minimal cost. The FCC licenses authorize us to use the broadcast spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.

In connection with the Merger, $250,000 of the purchase price was allocated to our trademark. As of March 31, 2009 there are no legal, regulatory or contractual limitations associated with our trademark.

We evaluate our indefinite life intangible assets for impairment on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. During the three months ended March 31, 2009, no impairment loss was recorded for intangible assets with indefinite lives.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

Definite Life Intangible Assets

Definite life intangible assets consist primarily of subscriber relationships of $380,000 that were fair valued as a result of the Merger. Subscriber relationships are amortized on an accelerated basis over 9 years, which reflects the estimated pattern in which the economic benefits will be consumed. Other definite life intangibles include certain licensing agreements of $75,000, which are being amortized over a weighted average useful life of 9.1 years on a straight-line basis.

Amortization expense for the three months ended March 31, 2009 was $20,430. Expected amortization expense for each of the fiscal years through December 31, 2013 and for periods thereafter is as follows:

Year ending December 31,	Amount
Remaining 2009	$56,335
2010	66,143
2011	59,021
2012	53,467
2013	47,097
Thereafter	136,178

Total intangibles, net	$418,241

(5) Subscriber Revenue

Subscriber revenue consists of subscription fees, non-refundable activation fees and the effects of rebates. Revenues received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle are also included in subscriber revenue over the service period upon activation and sale to the customer.

Subscriber revenue consists of the following:

	Successor Entity	Predecessor Entity
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Subscription fees	$283,942	$275,974
Activation fees	569	5,144
Effect of rebates	(42)	(249)

Total subscriber revenue	$284,469	$280,869

(6) Interest Costs

We capitalize a portion of the interest on funds borrowed to finance the construction costs of our satellites. The following is a summary of our interest costs:

	Successor Entity	Predecessor Entity
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Interest costs charged to expense	$68,200	$29,327
Interest costs capitalized	7,642	2,886

Total interest costs incurred	$75,842	$32,213

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

(7) Property and Equipment

Property and equipment, net, consists of the following:

	March 31, 2009	December 31, 2008
Satellite system	$490,126	$490,126
Terrestrial repeater network	41,886	41,850
Leasehold improvements	6,762	6,762
Broadcast studio equipment	7,868	7,804
Capitalized software and hardware	53,803	53,986
Satellite telemetry, tracking and control facilities	33,313	33,542
Furniture, fixtures, equipment and other	25,583	26,076
Land	38,100	38,100
Building	53,887	53,887
Construction in progress - satellite system	191,819	181,856

Total property and equipment	943,147	933,989
Accumulated depreciation and amortization	(94,601)	(59,401)

Property and equipment, net	$848,546	$874,588

Depreciation and amortization expense on property and equipment was $34,397 and $45,483 for the three months ended March 31, 2009 and 2008, respectively.

Satellites

We own four orbiting satellites; two of which, XM-3 and XM-4, currently transmit our signal and two of which, XM-1 and XM-2, serve as in-orbit spares. Our satellites were launched in March 2001, May 2001, February 2005 and October 2006.

Space Systems/Loral has constructed our fifth satellite, XM-5, for use in our system. We have also entered into an agreement with Sea Launch to secure a launch for XM-5.

(8) Related Party Transactions

Liberty Media

Liberty Media has invested in us an aggregate of $100,000 in the form of loans, and is committed to invest an additional $150,000 in loans as of March 31, 2009. Liberty Media is the holder of SIRIUS’ Convertible Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), has representatives on SIRIUS’ board of directors and is considered a related party. See Note 11, Debt, to our unaudited consolidated financial statements for further information regarding indebtedness owed to Liberty Media.

Investment Agreement

On February 17, 2009, SIRIUS entered into an Investment Agreement (the “Investment Agreement”) with Liberty Media. Pursuant to the Investment Agreement, SIRIUS agreed to issue to Liberty Radio, LLC 12,500,000 shares of Series B Preferred Stock with a liquidation preference of $0.001 per share in partial consideration for certain loan investments. The Series B Preferred Stock was issued on March 6, 2009.

Loan Investments

On February 17, 2009, XM entered into a Credit Agreement with Liberty Media Corporation, as administrative agent and collateral agent, and Liberty Media, LLC, as lender. On March 6, 2009, XM amended and restated that credit agreement (the “Second-Lien Credit Agreement”) with Liberty Media Corporation. Pursuant to the Second-Lien Credit Agreement, XM may borrow $150,000 of term loans on December 1, 2009. The proceeds of these loans will be used to repay a portion of the

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

10% Convertible Notes due 2009 on the stated maturity date thereof. The Second-Lien Credit Agreement matures on March 1, 2011, and bears interest at 15% per annum. XM pays a commitment fee of 2% per annum on the undrawn portion of the Second-Lien Credit Agreement until the date of disbursement of the loans or the termination of the commitments.

On March 6, 2009, XM amended and restated (i) the $100,000 Credit Agreement, dated as of June 26, 2008, among XM, XM Holdings, the lenders named therein and UBS AG, as administrative agent (the “UBS Term Loan”), and (ii) the $250,000 Credit Agreement, dated as of May 5, 2006, among XM, XM Holdings, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (the “JPM Revolver” and, together with the UBS Term Loan, the “Previous Facilities”). The Previous Facilities were combined as term loans into the Amended and Restated Credit Agreement, dated as of March 6, 2009, among XM, XM Holdings, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (the “First-Lien Credit Agreement”), and Liberty Media, LLC, purchased $100,000 aggregate principal amount of such loans from the existing lenders. XM paid a restructuring fee of 2% to the existing lenders under the Previous Facilities.

As a result of SIRIUS’ issuance of Series B Preferred Stock, we recorded a $113,280 increase to additional paid-in capital.

We recognized Interest expense related to Liberty Media of $4,738 for the three months ended March 31, 2009.

As of March 31, 2009, deferred financing fees related to the Second-Lien Credit Agreement recorded in Related party long-term assets was $65,164.

As of March 31, 2009, we recorded $21,193 within Current maturities of long-term related party debt, related to the transaction with Liberty Media. As of March 31, 2009, we recorded $63,577 within Long-term related party debt, net of current portion, related to the transactions with Liberty Media.

XM Canada

In November 2005, we entered into agreements to provide XM Canada with the right to offer XM satellite radio service in Canada. The agreements have an initial term of ten years and XM Canada has the unilateral option to extend the term of the agreements for an additional five years at no additional cost beyond the current financial arrangements. XM Canada has expressed its intent to exercise this option at the end of the initial term of the agreements. We have the right to receive a 15% royalty for all subscriber fees earned by XM Canada each month for its basic service and a nominal activation fee for each gross activation of an XM Canada subscriber on XM’s system. XM Canada is obligated to pay us a total of $71,800 for the rights to broadcast and market National Hockey League (“NHL”) games for the 10-year term of our contract with the NHL. In accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we recognize these payments on a gross basis as a principal obligor.

The estimated fair value of deferred revenue from XM Canada as of the Merger date was approximately $34,000, and is being amortized on a straight-line basis over the remaining expected term of the agreements. Subsequent to the Merger date, we began to record additional deferred revenue on our agreements with XM Canada involving royalties on subscriber and activation fees. As of March 31, 2009 and December 31, 2008, the carrying value of Deferred revenue related to XM Canada was $37,029 and $36,002, respectively.

We have extended a Cdn$45,000 standby credit facility to XM Canada which can be utilized to purchase terrestrial repeaters or finance the payment of subscription fees. The facility matures on December 31, 2012 and bears interest at a rate of 17.75% per annum. We have the right to convert unpaid principal amounts into Class A subordinate voting shares of XM Canada at the price of Cdn$16.00 per share. As of March 31, 2009 and December 31, 2008, amounts drawn by XM Canada on this facility in lieu of payment of subscription fees recorded in Related party long-term assets were $9,770 and $8,311, respectively.

In connection with the deferred income related to XM Canada, we recorded amortization of $694 and $2,498 for the three months ended March 31, 2009 and 2008, respectively. The royalty fees we earn related to subscriber and activation fees are reported as a component of Other revenue in our unaudited consolidated statements of operations. We recorded royalty fees of $114 and $151 for the three months ended March 31, 2009 and 2008, respectively. XM Canada pays us a licensing fee and reimburses us for advertising, both of which are reported as a component of Other revenue in our unaudited consolidated statements of operations. We recorded licensing fee revenue of $1,500 for the three months ended March 31, 2009 and 2008. We recognized advertising reimbursements of $367 and $417 for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009 and December 31, 2008, amounts due from XM Canada recorded in Related party current assets were $6,988 and $5,594, respectively.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

General Motors

We have a long-term distribution agreement with General Motors Corporation (“GM”). GM has a representative on SIRIUS’ board of directors and is considered a related party. During the term of the agreement, GM has agreed to distribute the XM service. To encourage the broad installation of XM radios in GM vehicles, we subsidize a portion of the cost of XM radios and makes incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to XM’s service. We also share with GM a percentage of the subscription revenue attributable to GM vehicles with installed XM radios. As part of the agreement, GM provides certain call-center related services directly to XM subscribers who are also GM customers for which we reimburse GM. We have entered into an agreement with GM to extend the term of XM’s distribution agreement to 2020 to improve the economic terms of the arrangement, and postpone, at XM’s option, certain payments, with interest, to GM.

XM makes bandwidth available to OnStar Corporation for audio and data transmissions to owners of XM-enabled GM vehicles, regardless of whether the owner is an XM subscriber. OnStar’s use of our bandwidth must be in compliance with applicable laws, must not compete or adversely interfere with our business, and must meet our quality standards. We also granted to OnStar a certain amount of time to use our studios on an annual basis and agreed to provide certain audio content for distribution on OnStar’s services.

We recorded total revenue from GM, primarily consisting of subscriber revenue, of $6,992 and $10,118 for the three months ended March 31, 2009 and 2008, respectively.

We recognized Sales and marketing expense with GM of $8,094 and $11,761 for the three months ended March 31, 2009 and 2008, respectively. We recognized Revenue share and royalties expense with GM of $17,674 and $31,489 for the three months ended March 31, 2009 and 2008, respectively. We recognized Subscriber acquisition costs with GM of $9,261 and $38,931 for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, amounts due from GM and prepaid expenses with GM recorded in Related party current assets were $5,120 and $93,322, respectively. As of March 31, 2009, prepaid expenses with GM recorded in Related party long-term assets were $109,676. As of December 31, 2008, amounts due from GM and prepaid expenses with GM recorded in Related party current assets were $10,132 and $94,444, respectively. As of December 31, 2008, prepaid expenses with GM recorded in Related party long-term assets were $116,296. As of March 31, 2009 and December 31, 2008, amounts due to GM recorded in Related party current liabilities were $49,458 and $63,023, respectively.

As of March 31, 2009 and December 31, 2008, amounts due to GM recorded in Related party long-term liabilities were $15,336 and $0, respectively.

American Honda

We make a certain amount of our bandwidth available to American Honda. American Honda has a representative on SIRIUS’ board of directors and is considered a related party. American Honda’s use of our bandwidth must be in compliance with applicable laws, must not compete or adversely interfere with our business, and must meet our quality standards. This agreement remains in effect so long as American Honda holds a certain amount of its investment in SIRIUS. In January 2007, we announced a 10-year extension to our arrangement with American Honda to be its supplier of satellite radio and related data services in Honda and Acura vehicles. We also agreed to make incentive payments to American Honda for each purchaser of a Honda or Acura vehicle that becomes a self-paying XM subscriber and share with American Honda a portion of the subscription revenue attributable to Honda and Acura vehicles with installed XM radios.

We recorded total revenue from American Honda, primarily consisting of subscriber revenue, of $2,832 and $4,115 for the three months ended March 31, 2009 and 2008, respectively.

We recognized Sales and marketing expense with American Honda of $1,331 and $2,083 for the three months ended March 31, 2009 and 2008, respectively. We recognized Revenue share and royalties expense with American Honda of $1,435 and $660 for the three months ended March 31, 2009 and 2008, respectively.

As of March 31, 2009 and December 31, 2008, amounts due from American Honda recorded in Related party current assets were $2,041 and $2,194, respectively.

As of March 31, 2009 and December 31, 2008, amounts due to American Honda recorded in Related party current liabilities were $3,502 and $4,190, respectively.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

SIRIUS

SIRIUS allocates certain expenses to us based on the estimated costs incurred by SIRIUS that pertain to us. Additionally, certain costs incurred by us benefit SIRIUS and are allocated to SIRIUS based on estimated costs incurred by us pertaining to SIRIUS. We settle amounts due between the parties on a semi-monthly and monthly basis, except for share-based payment arrangements which are settled at times agreed to between us and SIRIUS. Our financial position, results of operations and cash flows could differ from those that might have resulted had we operated autonomously. As of March 31, 2009 and December 31, 2008, net costs attributable to these costs recorded in Related party current liabilities were $12,211 and $16,717, respectively.

(9) Investments

Investments consist of the following:

	March 31, 2009	December 31, 2008
Marketable securities	$11,138	$10,525
Restricted investments	250	120,250
Embedded derivative accounted for separately from the host contract	3	2
Equity method investments	1,770	8,873

Total investments	$13,161	$139,650

XM Canada

We have a 23.33% economic interest in XM Canada. The amount of the Merger purchase price allocated to the fair value of our investment in XM Canada was $41,188. Our investment in XM Canada is recorded using the equity method (on a one-month lag) since we have significant influence, but less than a controlling voting interest in XM Canada. Under this method, our investment in XM Canada is adjusted quarterly to recognize our share of net earnings or losses as they occur, rather than at the time dividends or other distributions are received, limited to the extent of our investment in, advances to, and commitments to fund XM Canada. Our share of net earnings or losses of XM Canada is recorded to Loss on investments in our unaudited consolidated statements of operations. We recorded $3,903 and $4,177 for the three months ended March 31, 2009 and 2008, respectively, for our share of XM Canada’s net loss. During the three months ended March 31, 2009, we reduced the carrying value of our investment in XM Canada due to decreases in fair value that were considered to be other than temporary and recorded an impairment charge of $3,034. In addition, during the three months ended March 31, 2009, we recorded $166 as a foreign exchange loss to Accumulated other comprehensive loss, net of tax.

We hold an investment in Cdn$4,000 face value of 8% convertible unsecured subordinated debentures issued by XM Canada for which the embedded conversion feature is required under SFAS No. 133 to be bifurcated from the host contract. The host contract is accounted for as an available-for-sale security at fair value with changes in fair value recorded to Accumulated other comprehensive loss, net of tax. The embedded conversion feature is accounted for as a derivative at fair value with changes in fair value recorded in earnings as Interest and investment income. As of March 31, 2009, the carrying value of our equity method investment in XM Canada was $1,770, while the carrying value of the host contract and embedded derivative related to our investment in the debentures was $2,537 and $3, respectively. As of December 31, 2008, the carrying value of our equity method investment in XM Canada was $8,873, while the carrying value of the host contract and embedded derivative related to our investment in the debentures was $2,540 and $2, respectively.

Auction Rate Certificates

Auction rate certificates are long-term securities structured to reset their coupon rates by means of an auction. We account for our investment in auction rate certificates as available-for-sale securities. As of March 31, 2009 and December 31, 2008, the carrying value of these securities was $8,601 and $7,985, respectively.

Restricted Investments

Restricted investments relate to deposits placed into escrow for the benefit of third parties pursuant to programming agreements. During the three months ended March 31, 2009, $120,000 of escrowed funds was released to a programming provider. As of March 31, 2009 and December 31, 2008, the carrying value of our long-term restricted investments was $250 and $120,250, respectively.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

(10) Fair Value

The fair value of a financial instrument is the amount at which the instrument could be exchanged in an orderly transaction between market participants to sell the asset or transfer the liability. As of March 31, 2009 and December 31, 2008, we have determined that the carrying amounts of cash and cash equivalents, accounts and other receivables, and accounts payable approximate fair value due to the short-term nature of these instruments.

The fair value of our long-term debt is determined by either (i) estimation of the discounted future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our bankers, or (ii) quoted market prices at the reporting date for the traded debt securities. As of March 31, 2009 and December 31, 2008, the carrying value of our long-term debt was $1,779,573 and $1,794,841, respectively; while the fair value approximated $1,269,414 and $760,897, respectively.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

(11) Debt

Our debt consists of the following:

	Conversion Price (per (SIRIUS share)	Long-term debt
		March 31, 2009	December 31, 2008
Amended and Restated Credit Agreement due 2011	N/A	325,000	—
Less: discount		(49,497)	—
Senior Secured Term Loan due 2009	N/A	—	100,000
13% Senior Notes due 2013	N/A	778,500	778,500
Less: discount		(72,596)	(74,986)
9.75% Senior Notes due 2014	N/A	5,260	5,260
10% Convertible Senior Notes due 2009	$10.87	227,515	400,000
Less: discount		(7,316)	(17,367)
10% Senior PIK Secured Notes due 2011	N/A	172,485	—
Less: discount		(16,743)	—
10% Senior Secured Discount Convertible Notes due 2009	0.69	33,249	33,249
Less: discount		(4,247)	(5,471)
Senior Secured Revolving Credit Facility due 2009	N/A	—	250,000
Add: premium		—	151
7% Exchangeable Senior Subordinated Notes due 2014	1.88	550,000	550,000
Less: discount		(264,592)	(270,368)
Other debt:
Capital leases	N/A	21,694	23,215
Embedded derivatives		80,861	22,658

Total debt		1,779,573	1,794,841
Less: current maturities
Related party		21,193	—
Non-related party		330,314	355,739

Total current maturities		351,507	355,739

Total long-term		1,428,066	1,439,102
Less: related party		63,577	—

Total long-term, excluding related party		$1,364,489	$1,439,102

Amended and Restated Credit Agreement due 2011

On March 6, 2009, XM amended and restated (i) the $100,000 Senior Secured Term Loan due 2009, dated as of June 26, 2008, among XM, XM Holdings, the lenders named therein and UBS AG, as administrative agent (the “UBS Term Loan”), and (ii) the $250,000 Senior Secured Revolving Credit Facility due 2009, dated as of May 5, 2006, among XM, XM Holdings, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (the “JPM Revolver” and, together with the UBS Term Loan, the “Previous Facilities”). The Previous Facilities were combined as term loans into the Amended and Restated Credit Agreement, dated as of March 6, 2009, among XM, XM Holdings, the lenders named therein and JPMorgan Chase Bank, N.A., as administrative agent (the “First-Lien Credit Agreement”), and Liberty Media LLC (“Liberty”) purchased $100,000 aggregate principal amount of such loans from the lenders. XM paid a restructuring fee of 2% to the existing lenders under the Previous Facilities.

Loans under the First-Lien Credit Agreement held by existing lenders (the “Tranche A” and the “Tranche B” term loans) mature on May 5, 2010 and the remaining loans purchased by Liberty (the “Tranche C” term loans) mature on May 5, 2011. The Tranche A and the Tranche B term loans are subject to scheduled quarterly amortization payments of $25,000 starting on March 31, 2009 with all remaining amounts ($150,000) due on the maturity date. The Tranche C term loans are subject to a partial amortization of $25,000 on March 31, 2010, with all remaining amounts ($75,000) due on the final maturity date. Pursuant to these maturities and the scheduled amortization payments, of the outstanding principal amount, $100,000 of the $350,000 is due in 2009; $175,000 is due in 2010; and $75,000 is due in 2011. We paid $25,000 on March 31, 2009. The loans bear interest at rates ranging from prime plus 11% to LIBOR (subject to a 3% floor) plus 12%. The current interest rate is 15.00%.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

The loans under the First-Lien Credit Agreement are guaranteed by XM Holdings and each of the subsidiary guarantors named therein. The loans are secured by a first lien on substantially all of the assets of XM Holdings, XM and certain subsidiaries named therein. The affirmative covenants, negative covenants and event of default provisions contained in the First-Lien Credit Agreement are substantially similar to those contained in the Previous Facilities, except that (i) XM must maintain cash reserves of $75,000 (without taking into account any proceeds from the Second-Lien Credit Agreement (as defined below)), (ii) SIRIUS must maintain cash reserves of $35,000, (iii) XM Holdings and XM must maintain certain EBITDA levels set forth therein and (iv) an event of default shall occur upon the acceleration of any our material indebtedness or in the event of our voluntary or involuntary bankruptcy.

13% Senior Notes due 2013

In July 2008, XM Escrow LLC (“Escrow LLC”), a wholly owned subsidiary of XM Holdings, issued $778,500 aggregate principal amount of 13% Senior Notes due 2013 (the “13% Notes”). Interest is payable semi-annually in arrears on February 1 and August 1 of each year at a rate of 13% per annum. The 13% Notes were issued for $700,105, resulting in an original issuance discount of $78,395. The 13% Notes are unsecured and mature in 2013. Escrow LLC merged with and into XM. Upon the merger, the 13% Notes became obligations of XM and became guaranteed by XM Holdings, XM Equipment Leasing LLC and XM Radio Inc.

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

On March 6, 2009, XM executed and delivered a Third Supplemental Indenture (the “9.75% Notes Supplemental Indenture”). The 9.75% Notes Supplemental Indenture amended the indenture to eliminate substantially all of the restrictive covenants, eliminated certain events of default and modified or eliminated certain other provisions contained in the indenture and the 9.75% Notes.

10% Convertible Senior Notes due 2009

We have issued $400,000 aggregate principal amount of 10% Convertible Senior Notes due 2009 (the “10% Convertible Notes”). Interest is payable semi-annually at a rate of 10% per annum. The 10% Convertible Notes mature on December 1, 2009. The 10% Convertible Notes may be converted by the holder, at its option, into shares of SIRIUS’ common stock at a conversion rate of 92.0 shares of SIRIUS common stock per $1,000 principal amount, which is equivalent to a conversion price of $10.87 per share of SIRIUS common stock (subject to adjustment in certain events). As a result of the fair valuation at the acquisition date, we recognized an initial discount of $23,700. On February 13, 2009, we exchanged $172,485 aggregate principal amount of the outstanding 10% Convertible Notes for a like principal amount XM Holdings’ 10% Senior PIK Secured Notes due June 2011.

We accounted for the exchange as a modification of debt under EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Upon the exchange, we recorded $2,008 to General and administrative expense in our unaudited consolidated statements of operations and $10,990 of additional debt discount in our unaudited consolidated balance sheets.

10% Senior PIK Secured Notes due 2011

On February 13, 2009, we exchanged $172,485 aggregate principal amount of outstanding 10% Convertible Notes for a like principal amount of XM Holdings’ 10% Senior PIK Secured Notes due June 2011 (the “New Notes”).

The New Notes are fully and unconditionally guaranteed by XM 1500 Eckington LLC and XM Investment LLC (together, the “Subsidiary Guarantors”) and are secured by a first-priority lien on substantially all of the property of the Subsidiary Guarantors. XM Holdings may, at its option, redeem some or all of the New Notes at any time at 100% of the principal amount prepaid, together with accrued and unpaid interest, if any.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

We paid a fee equal to, at each exchanging noteholders’ election, either (i) 833 shares of SIRIUS’ common stock (the “Structuring Fee Shares”) for every $1 principal amount of 10% Convertible Notes exchanged or (ii) an amount in cash equal to $0.05 for every $1 principal amount of 10% Convertible Notes exchanged. The total number of Structuring Fee Shares delivered was 59,178,819, and the aggregate cash delivered was approximately $5,100.

10% Senior Secured Discount Convertible Notes due 2009

XM Satellite Radio Holdings Inc. (with XM as co-obligor) have outstanding $33,249 aggregate principal amount of 10% Senior Secured Discount Convertible Notes due 2009 (the “10% Discount Convertible Notes”). Interest is payable semi-annually at a rate of 10% per annum. The 10% Discount Convertible Notes mature on December 31, 2009. At any time, a holder of the notes may convert all or part of the accreted value of the notes at a conversion price of $0.69 per share of SIRIUS common stock. The 10% Discount Convertible Notes rank equally in right of payment with all of our other existing and future senior indebtedness, and are senior in right of payment to all of our existing and future subordinated indebtedness. As a result of the fair valuation at the acquisition date, we recognized an initial discount of $7,324.

7% Exchangeable Senior Subordinated Notes due 2014

In August 2008, XM issued $550,000 aggregate principal amount of 7% Exchangeable Senior Subordinated Notes due 2014 (the “Exchangeable Notes”). The Exchangeable Notes are senior subordinated obligations of XM and rank junior in right of payment to its existing and future senior debt and equally in right of payment with its existing and future senior subordinated debt. The company, XM Equipment LLC and XM Radio Inc. have guaranteed the Exchangeable Notes on a senior subordinated basis. Interest is payable semi-annually in arrears on June 1 and December 1 of each year at a rate of 7% per annum. The Exchangeable Notes mature on December 1, 2014. The Exchangeable Notes are exchangeable at any time at the option of the holder into shares of SIRIUS’ common stock at an initial exchange rate of 533.3333 shares of SIRIUS common stock per $1,000 principal amount of Exchangeable Notes, which is equivalent to an approximate exchange price of $1.875 per share of SIRIUS common stock.

Embedded Derivatives

We issued convertible debt securities, including the 10% Convertible Senior Notes due 2009, the 10% Senior Secured Discount Convertible Notes due 2009 and 7% Exchangeable Senior Subordinated Notes due 2014 containing non-detachable conversion or exchange features. Upon completion of the Merger, these debt agreements were amended such that the settlement of conversion features is into shares of SIRIUS common stock.

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

Due to the change in fair value of these embedded derivatives, we recognized $58,203 of a Loss on change in value of embedded derivatives during the three months ended March 31, 2009. The balance of derivative liabilities was $80,861 and $22,658 as of March 31, 2009 and December 31, 2008, respectively.

Covenants and Restrictions

The First-Lien Credit Agreement, 13% Notes and Second-Lien Credit Agreement require compliance with certain covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the applicable indenture or credit agreement. XM Holdings operates as an unrestricted subsidiary of SIRIUS for purposes of compliance with the covenants contained in our debt instruments. The First-Lien Credit Agreement requires XM and SIRIUS to maintain levels of cash and cash equivalents of at least $75,000 and $35,000, respectively; and XM Holdings and XM must maintain certain EBITDA levels set forth therein. The Second Lien Credit Agreement also requires minimum levels of cash and cash equivalents and EBITDA. If we fail to comply with these covenants, the First-Lien Credit Agreement, 13% Notes and Second-Lien Credit Agreement could become immediately payable.

At March 31, 2009, we were in compliance with all financial covenants.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

Investment by Liberty Media Corporation and its affiliate, Liberty Radio, LLC

During the first quarter of 2009, Liberty Media Corporation and its affiliate, Liberty Radio, LLC invested an aggregate of $250,000 in the form of loans to SIRIUS, $100,000 in the form of loans to XM, committed to invest an additional $30,000 in loans to SIRIUS and $150,000 in loans to XM, and received a significant equity interest in SIRIUS.

Second-Lien Credit Agreement. On February 17, 2009, we entered into a Credit Agreement (the “Credit Agreement”) with Liberty Media Corporation, as administrative agent and collateral agent. The Credit Agreement provides for a $150,000 term loan. On March 6, 2009, we amended and restated the Credit Agreement (the “Second-Lien Credit Agreement”) with Liberty Media Corporation. Pursuant to the Second-Lien Credit Agreement, we may borrow $150,000 aggregate principal amount of term loans on December 1, 2009. The proceeds of the loans will be used to repay a portion of the 10% Convertible Notes of XM Holdings on the stated maturity date thereof. The Second-Lien Credit Agreement matures on March 1, 2011, and bears interest at 15% per annum. XM pays a commitment fee of 2.0% per annum on the undrawn portion of the Second-Lien Credit Agreement until the date of disbursement of the loans or the termination of the commitments. As of March 31, 2009, there were no amounts outstanding under this credit facility.

The loans under the Second-Lien Credit Agreement are guaranteed by XM Holdings and each of the subsidiary guarantors named therein. The loan is secured by a second lien on substantially all the assets of XM Holdings and certain subsidiaries named therein. The affirmative covenants, negative covenants and event of default provisions contained in the Second-Lien Credit Agreement are substantially similar to those contained in the First-Lien Credit Agreement.

(12) Income Taxes

We recorded income tax expense of $578 and $331 for the three months ended March 31, 2009 and 2008, respectively. Such expense primarily represents the recognition of a deferred tax liability related to the difference in accounting for the FCC license intangible asset, which is amortized over 15 years for tax purposes but is not amortized for book purposes.

(13) Commitments and Contingencies

The following table summarizes our expected contractual cash commitments as of March 31, 2009:

(in thousands)	Remaining 2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt obligations	$343,775	$185,886	$250,267	$27	$778,500	$555,248	$2,113,703
Cash interest payments	174,175	188,414	164,358	140,218	98,049	35,505	800,719
Lease obligations	15,729	17,982	7,249	3,910	1,523	1,959	48,352
Satellite and transmission	44,032	12,808	—	—	—	—	56,840
Programming and content	56,685	51,441	107,021	100,326	20,683	14,350	350,506
Satellite performance incentive payments	3,211	4,393	4,704	5,041	5,404	42,678	65,431
Marketing and distribution	13,355	9,888	9,212	9,033	3,000	4,500	48,988

Total	$650,962	$470,812	$542,811	$258,555	$907,159	$654,240	$3,484,539

Long-term debt obligations. Long-term debt obligations include principal payments on outstanding debt.

Cash interest payments. Cash interest payments include interest due on outstanding debt through maturity.

Satellite and transmission. We have entered into agreements with third parties to operate and maintain the off-site satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater network. We have also entered into various agreements to design and construct satellites for use in our systems and to launch those satellites.

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

Marketing and distribution. We have entered into various marketing, sponsorship and distribution agreements to promote our brand and are obligated to make payments to sponsors, retailers, automakers and radio manufacturers under

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

these agreements. Certain programming and content agreements also require us to purchase advertising on properties owned or controlled by the licensors. We also reimburse automakers for certain engineering and development costs associated with the incorporation of satellite radios into vehicles they manufacture. In addition, in the event certain new products are not shipped by a distributor to its customers within 90 days of the distributor’s receipt of goods, we have agreed to purchase and take title to the product.

Satellite performance incentive payments. Boeing Satellite Systems International, Inc., the manufacturer of our four in-orbit satellites, may be entitled to future in-orbit performance payments with respect to two of our four satellites. As of March 31, 2009, we have accrued $28,475 related to contingent in-orbit performance payments for XM-3 and XM-4 based on expected operating performance over their fifteen year design life. Boeing may also be entitled to an additional $10,000 if XM-4 continues to operate above baseline specifications during the five years beyond the satellite’s fifteen-year design life.

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

Other. We have entered into various agreements with third parties for general operating purposes. In addition to the minimum contractual cash commitments described above, we have entered into agreements with automakers, radio manufacturers, distributors and others that include per-radio, per-subscriber, per-show and other variable cost arrangements. These future costs are dependent upon many factors, including subscriber growth, and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar provisions.

We are required under the terms of certain agreements to deposit monies in escrow, which place restrictions on cash and cash equivalents. As of March 31, 2009 and December 31, 2008, $250 and $120,250, respectively, was classified as Restricted investments as a result of obligations under these escrow deposits.

We do not have any other significant off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Legal Proceedings

FCC Merger Order. On July 25, 2008, the FCC adopted an order approving the Merger. The order became effective immediately upon adoption. This order was published in the Federal Register on September 8, 2008. On September 4, 2008, Mt. Wilson FM Broadcasters, Inc. filed a Petition for Reconsideration of the FCC’s merger order. This Petition for Reconsideration remains pending.

Copyright Royalty Board Proceeding. In January 2008, the Copyright Royalty Board, or CRB, of the Library of Congress issued its decision regarding the royalty rate payable by us under the statutory license covering the performance of sound recordings over our satellite digital audio radio services for the six-year period starting January 1, 2007 and ending December 31, 2012. Under the terms of the CRB’s decision, we paid a royalty of 6.0% of gross revenues, subject to certain exclusions, for 2007 and 2008, and will pay 6.5% for 2009, 7.0% for 2010, 7.5% for 2011 and 8.0% for 2012. SoundExchange has appealed the decision of the CRB to the United States Court of Appeals for the District of Columbia Circuit. Oral arguments were heard in March 2009. The parties are awaiting the Court’s decision in this matter.

Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc and Warner Bros. Records Inc. v. XM Satellite Radio Inc. In May 2006, the plaintiffs filed this action in the United States District Court for the Southern District of New York. The complaint seeks monetary damages and equitable relief, and alleges that XM radios that include advanced recording functionality infringe upon plaintiffs’ copyrighted sound recordings. XM filed a motion to dismiss this matter, and that motion was denied in January 2007. We have resolved the lawsuit with respect to Universal Music Group, Warner Music Group, Sony BMG Music Entertainment and EMI Group, and each of these parties has withdrawn as a party to the lawsuit, and this lawsuit has been dismissed with respect to such parties.

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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

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

(14) Condensed Consolidating Financial Information

XM 1500 Eckington LLC, XM Investment LLC, XM Satellite Radio Inc. and its wholly owned subsidiaries, XM Radio Inc. and XM Equipment Leasing LLC (collectively, the “XM Holdings Guarantor Subsidiaries”) are wholly owned subsidiaries of XM Holdings. XM Holdings Guarantor Subsidiaries have fully and unconditionally, jointly and severally, directly or indirectly, guaranteed, on an unsecured basis, certain of the debt issued by XM Holdings.

XM Radio Inc. and XM Equipment Leasing LLC (collectively, the “XM Guarantor Subsidiaries”) are wholly owned subsidiaries of XM. The XM Guarantor Subsidiaries have fully and unconditionally, jointly and severally, directly or indirectly, guaranteed, on an unsecured basis, the debt issued by XM in connection with certain of XM’s financings.

These condensed consolidating financial statements should be read in conjunction with the consolidated financial statements of XM Satellite Radio Holdings Inc. and Subsidiaries.

Basis of Presentation

In presenting these condensed consolidating financial statements of XM Holdings and XM, the equity method of accounting has been applied to (i) XM Holdings’ interests in the XM Holdings Guarantor Subsidiaries (ii) XM’s interests in the XM Guarantor Subsidiaries and (iii) XM’s interests in the XM Non-Guarantor Subsidiaries, where applicable, even though all such subsidiaries meet the requirements to be consolidated under U.S. generally accepted accounting principles. All intercompany balances and transactions between XM Holdings, the XM Holdings Guarantor Subsidiaries, XM Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been eliminated, as shown in the columns “Eliminations.”

Our accounting bases in all subsidiaries, including goodwill and identified intangible assets, have been “pushed down” to the applicable subsidiaries.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF MARCH 31, 2009

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XM Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$200,548	$—	$14	$—	$—	$200,562	$236	$298	$111	$—	$201,207
Accounts receivable, net	49,118	—	—	—	—	49,118	—	—	—	—	49,118
Due from subsidiaries/affiliates	4,801	648,286	58,433	757,107	(1,468,583)	44	—	44,448	5,662	(50,154)	—
Inventory, net	3,122	—	—	—	—	3,122	—	—	—	—	3,122
Prepaid expenses	80,830	—	—	—	—	80,830	—	—	—	—	80,830
Related party current assets	107,408	—	—	—	—	107,408	63	—	—	—	107,471
Other current assets	14,729	—	64	—	—	14,793	43,498	303	(111)	(155)	58,328

Total current assets	460,556	648,286	58,511	757,107	(1,468,583)	455,877	43,797	45,049	5,662	(50,309)	500,076

Property and equipment, net	544,907	—	1,913	—	—	546,820	229,967	59,977	11,782	—	848,546
Investment in subsidiary/affiliates	2,682,964	—	—	—	(2,682,964)	—	(331,318)	—	—	331,318	—
FCC license	—	2,000,000	—	—	—	2,000,000	—	—	—	—	2,000,000
Restricted investments	250	—	—	—	—	250	—	—	—	—	250
Deferred financing fees, net	33,809	—	—	—	—	33,809	—	—	—	—	33,809
Intangibles, net	668,241	—	—	—	—	668,241	—	—	—	—	668,241
Related party long-term assets	184,610	—	—	—	—	184,610	—	—	—	—	184,610
Other long-term assets	62,086	—	—	—	—	62,086	12,912	2,069	—	—	77,067

Total assets	$4,637,423	$2,648,286	$60,424	$757,107	$(4,151,547)	$3,951,693	$(44,642)	$107,095	$17,444	$281,009	$4,312,599

Current liabilities:
Accounts payable and accrued expenses	$464,544	$—	$74	$—	$—	$464,618	$515	$20	$—	$(441)	$464,712
Accrued interest	32,966	—	—	—	—	32,966	13,687	—	—	—	46,653
Due to subsidiary/affiliates	1,440,330	271	3,260	26,534	(1,468,583)	1,812	6,495	3,493	492	(12,292)	—
Deferred revenue	476,818	—	—	—	—	476,818	2,776	—	—	—	479,594
Current maturities of long-term debt	103,052	—	—	—	—	103,052	227,262	—	—	—	330,314
Related party current liabilities and debt	86,364	—	—	—	—	86,364	—	—	—	—	86,364

Total current liabilities	2,604,074	271	3,334	26,534	(1,468,583)	1,165,630	250,735	3,513	492	(12,733)	1,407,637

Long-term debt	1,208,747	—	—	—	—	1,208,747	155,742	—	—	—	1,364,489
Deferred revenue, net of current portion	103,775	—	—	—	—	103,775	29,374	—	—	—	133,149
Deferred credit on executory contracts	980,364	—	—	—	—	980,364	—	—	—	—	980,364
Deferred tax liability	96,406	752,714	—	—	—	849,120	75,234	—	—	(37,313)	887,041
Related party long-term liabilities and debt	78,913	—	—	—	—	78,913	—	—	—	—	78,913
Other long-term liabilities	21,445	—	—	—	—	21,445	10,582	(1,315)	—	(3,397)	27,315

Total liabilities	5,093,724	752,985	3,334	26,534	(1,468,583)	4,407,994	521,667	2,198	492	(53,443)	4,878,908

Commitments and contingencies
Stockholder’s equity (deficit):
Capital stock	—	—	—	—	—	—	—	—	—	—	—
Accumulated other comprehensive loss	—	—	—	—	—	—	(7,439)	—	—	—	(7,439)
Additional paid-in-capital	(563,184)	1,781,641	55,262	691,812	(2,528,715)	(563,184)	5,989,598	100,271	16,691	446,222	5,989,598
Retained earnings (deficit)	106,883	113,660	1,828	38,761	(154,249)	106,883	(6,548,468)	4,626	261	(111,770)	(6,548,468)

Total stockholder’s equity (deficit)	(456,301)	1,895,301	57,090	730,573	(2,682,964)	(456,301)	(566,309)	104,897	16,952	334,452	(566,309)

Total liabilities and stockholder’s equity (deficit)	$4,637,423	$2,648,286	$60,424	$757,107	$(4,151,547)	$3,951,693	$(44,642)	$107,095	$17,444	$281,009	$4,312,599

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2008 (SUCCESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XMSR Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$199,938	$—	$15	$—	$—	$199,953	$5,923	$—	$760	$104	$—	$206,740
Accounts receivable, net	52,727	—	—	—	—	52,727	—	—	—	—	—	52,727
Due from subsidiaries/affiliates	554,882	605,231	55,425	742,499	(1,957,994)	43	—	—	42,213	5,337	(47,593)	—
Inventory, net	4,489	—	—	—	—	4,489	—	—	—	—	—	4,489
Prepaid expenses	37,351	—	—	—	—	37,351	—	—	—	—	—	37,351
Related party current assets	112,232	—	—	—	—	112,232	131	—	—	—	—	112,363
Restricted investments	—	—	—	—	—	—	—	—	—	—	—	—
Other current assets	50,090	—	64	—	—	50,154	155	—	258	—	(155)	50,412

Total current assets	1,011,709	605,231	55,504	742,499	(1,957,994)	456,949	6,209	—	43,231	5,441	(47,748)	464,082

Property and equipment, net	577,368	—	3,912	—	—	581,280	221,011	—	59,454	12,843	—	874,588
Investment in subsidiary/affiliates	2,625,148	—	—	—	(2,625,148)	—	(351,193)	—	—	—	351,193	—
FCC license	—	2,000,000	—	—	—	2,000,000	—	—	—	—	—	2,000,000
Restricted investments	120,250	—	—	—	—	120,250	—	—	—	—	—	120,250
Deferred financing fees, net	30,303	—	—	—	—	30,303	—	—	—	—	—	30,303
Intangibles, net	688,671	—	—	—	—	688,671	—	—	—	—	—	688,671
Related party current assets	124,607	—	—	—	—	124,607	—	—	—	—	—	124,607
Other long-term assets	12,830	—	—	—	—	12,830	19,400	—	2,054		—	34,284

Total assets	$5,190,886	$2,605,231	$59,416	$742,499	$(4,583,142)	$4,014,890	$(104,573)	$-	$104,739	$18,284	$303,445	$4,336,785

Current liabilities:
Accounts payable and accrued expenses	$471,913	$—	$97	$—	$—	$472,010	$153	$—	$268	$84	$(442)	$472,073
Accrued interest	47,118	—	—	—	—	47,118	3,425	—	—	—	—	50,543
Due to subsidiary/affiliates	1,929,803	271	3,121	26,373	(1,957,994)	1,574	—	—	3,669	493	(5,736)	—
Deferred revenue	416,931	—	—	—	—	416,931	2,776	—	—	—	—	419,707
Current maturities of long-term debt	135,257	—	—	—	—	135,257	220,482	—	—	—	—	355,739
Related party current liabilities	83,930	—	—	—	—	83,930	4,057	—	—	—	(4,057)	83,930

Total current liabilities	3,084,952	271	3,218	26,373	(1,957,994)	1,156,820	230,893	—	3,937	577	(10,235)	1,381,992

Long-term debt	1,274,149	—	—	—	—	1,274,149	164,953	—	—	—	—	1,439,102
Deferred revenue, net of current portion	101,187	—	—	—	—	101,187	30,068	—	—	—	—	131,255
Deferred credit on executory contracts	1,037,190	—	—	—	—	1,037,190	—	—	—	—	—	1,037,190
Deferred tax liability	134,301	752,174	—	—	—	886,475	—	—	—	—	—	886,475
Other long-term liabilities	32,805	(38)	—	—	—	32,767	45,067	—	(1,315)	—	(40,194)	36,325

Total liabilities	5,664,584	752,407	3,218	26,373	(1,957,994)	4,488,588	470,981	—	2,622	577	(50,429)	4,912,339

Commitments and contingencies
Stockholder’s equity (deficit):
Capital stock	—	—	—	—	—	—	—	—			—	—
Accumulated other comprehensive loss	—	—	—	—	—	—	(7,871)	—			—	(7,871)
Additional paid-in-capital	(673,156)	1,781,641	55,262	691,811	(2,528,715)	(673,157)	5,870,502	—	99,347	17,557	556,253	5,870,502
Retained earnings (deficit)	199,458	71,183	936	24,315	(96,433)	199,459	(6,438,185)	—	2,770	150	(202,379)	(6,438,185)

Total stockholder’s equity (deficit)	(473,698)	1,852,824	56,198	716,126	(2,625,148)	(473,698)	(575,554)	—	102,117	17,707	353,874	(575,554)

Total liabilities and stockholder’s equity (deficit)	$5,190,886	$2,605,231	$59,416	$742,499	$(4,583,142)	$4,014,890	$(104,573)	$—	$104,739	$18,284	$303,445	$4,336,785

	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 (SUCCESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XM Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$301,540	$—	$—	$—	$—	$301,540	$694	$2,569	$332	$(2,901)	$302,234

Cost of services	129,071	—	9	—	107	129,187	—	—	—	—	129,187
Sales and marketing	32,119	—	—	—	—	32,119	—	—	—	—	32,119
Subscriber acquisition costs	26,250	—	—	—	—	26,250	—	—	—	—	26,250
General and administrative	32,406	—	—	—	—	32,406	1,257	312	85	(2,308)	31,752
Engineering, design and development	4,751	—	—	—	—	4,751	—	—	—	—	4,751
Depreciation and amortization	51,283	—	1,999	—	—	53,282	1,007	401	137	—	54,827

Total operating expenses	275,880	—	2,008	—	107	277,995	2,264	713	222	(2,308)	278,886

Operating income (loss)	25,660	—	(2,008)	—	(107)	23,545	(1,570)	1,856	110	(593)	23,348

Other income (expense):
Interest and investment income	390	—	161	14,608	(14,769)	390	138	—	—	—	528
Interest expense	(75,889)	—	—	(161)	14,769	(61,281)	(6,919)	—	—	—	(68,200)
Loss on change in value of embedded derivative	(58,148)	—	—	—	—	(58,148)	(55)	—	—	—	(58,203)
Loss from redemption of debt, net	(627)	—	—	—	—	(627)	—	—	—	—	(627)
Loss on investments	—	—	—	—	—	—	(6,937)	—	—	—	(6,937)
Other income (expense)	16,037	43,054	2,741	—	(57,710)	4,122	(94,362)	—	—	90,626	386

Net income (loss) before income taxes	(92,577)	43,054	894	14,447	(57,817)	(91,999)	(109,705)	1,856	110	90,033	(109,705)

Benefit from (provision for) income taxes	—	(578)	—	—	—	(578)	(578)	—	—	578	(578)

Net income (loss)	$(92,577)	$42,476	$894	$14,447	$(57,817)	$(92,577)	$(110,283)	$1,856	$110	$90,611	$(110,283)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 (PREDECESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XM Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$305,956	$43,241	$2,741	$—	$(45,982)	$305,956	$2,498	$8,986	$4,396	$324	$(13,706)	$308,454

Cost of services	183,261	—	11	—	114	183,386	—	—	—	—	—	183,386
Sales and marketing	49,505	—	—	—	—	49,505	—	—	—	—	—	49,505
Subscriber acquisition costs	71,524	—	—	—	—	71,524	—	—	—	—	—	71,524
General and administrative	42,953	—	—	—	—	42,953	69	—	251	77	(2,130)	41,220
Engineering, design and development	11,020	—	—	—	—	11,020	—	—	—	—	—	11,020
Depreciation and amortization	44,003	—	2,998	—	—	47,001	48	—	348	154	(2,068)	45,483

Total operating expenses	402,266	—	3,009	—	114	405,389	117	—	599	231	(4,198)	402,138

Operating income (loss)	(96,310)	43,241	(268)	—	(46,096)	(99,433)	2,381	8,986	3,797	93	(9,508)	(93,684)

Other income (expense):
Interest and investment income	1,255	—	159	14,608	(14,767)	1,255	420	—	—	—	—	1,675
Interest expense	(45,240)	—	—	(159)	14,767	(30,632)	(512)	(5,748)	—	—	7,565	(29,327)
Loss on investments	—	—	—	—	—	—	(4,177)	—	—	—	—	(4,177)
Other income (expense)	10,651	—	—	—	(10,907)	(256)	(127,050)	—	—	—	123,881	(3,425)

Net income (loss) before income taxes	(129,644)	43,241	(109)	14,449	(57,003)	(129,066)	(128,938)	3,238	3,797	93	121,938	(128,938)

Benefit from (provision for) income taxes	—	(578)	—	—	—	(578)	(331)	—	—	—	578	(331)

Net income (loss)	(129,644)	42,663	(109)	14,449	(57,003)	(129,644)	(129,269)	3,238	3,797	93	122,516	(129,269)

Add: net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	3,238	3,238

Net income (loss): controlling interests	$(129,644)	$42,663	$(109)	$14,449	$(57,003)	$(129,644)	$(129,269)	$3,238	$3,797	$93	$125,754	$(126,031)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF STOCKHOLDER’S DEFICIT AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XM Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Balance at December 31, 2008	$(473,697)	$1,852,825	$56,198	$716,125	$(2,625,148)	$(473,697)	$(575,554)	$102,117	$17,707	$353,873	$(575,554)

Net income (loss)	(92,577)	42,476	894	14,447	(57,817)	(92,577)	(110,283)	1,856	110	90,611	(110,283)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	649	—	—	—	649
Foreign currency translation adjustment	—	—	—	—	—	—	(217)	—	—	—	(217)

Comprehensive loss							(109,851)				(109,851)
Contributions (distributions) to (from) paid-in capital	109,973	—	—	—	—	109,973	119,096	925	(866)	(110,032)	119,096

Balance at March 31, 2009	$(456,301)	$1,895,301	$57,092	$730,572	$(2,682,965)	$(456,301)	$(566,309)	$104,898	$16,951	$334,452	$(566,309)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 (SUCCESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XM Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash (used in) provided by operating activities	$42,051	$—	$(1)	$—	$—	$42,050	$(536)	$(462)	$7	$—	$41,059

Cash flows from investing activities:
Additions to property and equipment	(3,478)	—	—	—	—	(3,478)	(79)	—	—	—	(3,557)
Sale of restricted and other investments	—	—	—	—	—	—	—	—	—	—	—

Net cash used in investing activities	(3,478)	—	—	—	—	(3,478)	(79)	—	—	—	(3,557)

Cash flows from financing activities:
Repayment of long term borrowings	(26,782)	—	—	—	—	(26,782)	—	—	—	—	(26,782)
Payment of premiums on redemption of debt	(5,000)	—	—	—	—	(5,000)	(5,072)	—	—	—	(10,072)
Debt issuance costs	(6,181)	—	—	—	—	(6,181)	—	—	—	—	(6,181)

Net cash provided by (used in) financing activities	(37,963)	—	—	—	—	(37,963)	(5,072)	—	—	—	(43,035)

Net increase (decrease) in cash and cash equivalents	610	—	(1)	—	—	609	(5,687)	(462)	7	—	(5,533)
Cash and cash equivalents at beginning of period	199,938	—	15	—	—	199,953	5,923	760	104	—	206,740

Cash and cash equivalents at end of period	$200,548	$—	$14	$—	$—	$200,562	$236	$298	$111	$—	$201,207

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 (PREDECESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XM Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash (used in) provided by operating activities	$(108,795)	$—	$2,952	$—	$—	$(105,843)	$(2,137)	$2,776	$(4)	$—	$(2,488)	$(107,696)

Cash flows from investing activities:
Additions to property and equipment	(10,180)	—	—	—	—	(10,180)	(6,688)	—	—	—	—	(16,868)
Sale of restricted and other investments	—	—	—	—	—	—	—	—	—	—	—	—

Net cash used in investing activities	(10,180)	—	—	—	—	(10,180)	(6,688)	—	—	—	—	(16,868)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	77	—	—	—	—	77
Capital contributions from
Holdings	5,262	—	—	—		5,262	(5,262)	—	—	—	—	—
Long term borrowings, net of related costs	187,500	—	—	—	—	187,500	—	—	—	—	—	187,500
Payments to minority interest holder	—	—	—	—	—	—	—	(2,776)	—	—	—	(2,776)
Repayment of long term borrowings	(2,488)	—	(2,946)	—	—	(5,434)	(61)	—	—	—	2,488	(3,007)
Payment of premiums on redemption of debt	—	—	—	—	—	—	—	—	—	—	—	—
Other, net	(2,374)	—	—	—	—	(2,374)	—	—	—	—	—	(2,374)

Net cash provided by (used in) financing activities	187,900	—	(2,946)	—	—	184,954	(5,246)	(2,776)	—	—	2,488	179,420

Net increase (decrease) in cash and cash equivalents	68,925	—	6	—	—	68,931	(14,071)	—	(4)	—	—	54,856
Cash and cash equivalents at beginning of period	100,111	—	11	—	—	100,122	56,554	—	9	1	—	156,686

Cash and cash equivalents at end of period	$169,036	$—	$17	$—	$—	$169,053	$42,483	$—	$5	$1	$—	$211,542

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(All dollar amounts referenced in this Item 2 are in thousands, unless otherwise stated)

Special Note Regarding Forward-Looking Statements

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”), and in other reports and documents published by us from time to time, particularly the risk factors described under “Business – Risk Factors” in Item 1A of the Form 10-K.

Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:

•	the substantial indebtedness of XM Holdings and XM;

•

the possibility that the benefits of the merger of SIRIUS and XM Holdings may not be fully realized or may take longer to realize; and the risks associated with the undertakings made to the FCC and the effects of those undertakings on the business of XM in the future;

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

Executive Summary

We broadcast in the United States our music, sports, news, talk, entertainment, traffic and weather channels for a subscription fee through our proprietary satellite radio system. On July 28, 2008, XM Satellite Radio Holdings Inc. merged with and into Vernon Merger Corporation, a wholly owned subsidiary of SIRIUS; and as a result, XM Satellite Radio Holdings Inc. is now a wholly owned subsidiary of SIRIUS. Our system consists of four in-orbit satellites, over 700 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. Subscribers can also receive certain of our music and other channels over the Internet.

Our satellite radios are primarily distributed through automakers (“OEMs”); through retail locations; and through our website. We have agreements with major automakers to offer satellite radios as factory or dealer-installed equipment in their vehicles. Our radios are also offered to customers of rental car companies including Avis.

As of March 31, 2009, we had 9,656,062 subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle; certain radios activated for daily rental fleet programs; subscribers to XM Radio Online, our Internet service; and certain subscribers to our weather, traffic and data services.

Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for pre-paid and long-term subscriptions as well as discounts for multiple subscriptions. In 2009, we increased the discounted price for additional subscriptions from $6.99 per month to $8.99 per month. We also derive revenue from activation fees, the sale of advertising on select non-music channels, the direct sale of satellite radios, components and accessories, and other ancillary services, such as data and weather services.

In certain cases, automakers include a subscription to our radio services in the sale or lease price of vehicles. The length of these prepaid subscriptions varies, but is typically three months. We also reimburse various automakers for certain costs associated with satellite radios installed in their vehicles.

We also have an interest in a satellite radio service offered in Canada. Subscribers to the Canadian Satellite Radio Holdings Inc. (“XM Canada”) service are not included in our subscriber count.

We entered into several agreements which improved our financial position. We entered into an agreement with General Motors to extend the term of XM’s distribution agreement to 2020 and to improve the economic terms of the arrangement. We entered into agreements with certain other third parties to, among other things, restructure lump sum payments coming due; eliminate escrow arrangements in exchange for prepayment of the amount released; and extend agreements. We may enter into similar agreements with additional third parties.

XM Satellite Radio Holdings Inc., together with its subsidiaries, now operates as an unrestricted subsidiary under the agreements governing SIRIUS’ existing indebtedness. As an unrestricted subsidiary, transactions between the companies are required to comply with various contractual provisions in our respective debt instruments.

Results of Operations

Our discussion of our results of operations, along with the selected financial information in the tables that follow, includes the following non-GAAP financial measures: average self-pay monthly churn; conversion rate; average monthly revenue per subscriber, or ARPU; subscriber acquisition cost, or SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; free cash flow; and adjusted income (loss) from operations. We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used for internal management purposes, when publicly providing the business outlook, and as a means to evaluate period-to-period comparisons. Please refer to the footnotes (pages 39 through 41) following our discussion of results of operations for the definitions and a further discussion of the usefulness of such non-GAAP financial measures.

Subscribers and Key Operating Metrics:

The following tables contain our subscribers and key operating metrics for the three months ended March 31, 2009 and 2008:

	For the Three Months Ended March 31,
	2009	2008
Beginning subscribers	9,850,741	9,026,837
Gross subscriber additions	700,949	1,038,234
Deactivated subscribers	(895,628)	(734,859)

Net additions	(194,679)	303,375

Ending subscribers	9,656,062	9,330,212

Retail	4,122,682	4,546,712
OEM	5,441,161	4,705,501
Rental	92,219	77,999

Ending subscribers	9,656,062	9,330,212

Retail	(196,950)	(51,294)
OEM	(1,563)	337,865
Rental	3,834	16,804

Net additions	(194,679)	303,375

Self-pay	8,991,178	8,415,737
Paid promotional	664,884	914,475

Ending subscribers	9,656,062	9,330,212

Self-pay	(104,401)	227,455
Paid promotional	(90,278)	75,920

Net additions	(194,679)	303,375

	For the Three Months Ended March 31,
	2009	2008
Average self-pay monthly churn (1)(7)	2.1%	1.8%
Conversion rate (2)(7)	48.6%	53.3%
ARPU (3)(7)	$9.90	$10.54
SAC, as adjusted, per gross subscriber addition (4)(7)	$34	$73
Customer service and billing expenses, as adjusted, per average subscriber (5)(7)	$1.14	$1.21
Total revenue	$302,234	$308,454
Free cash flow (6)(7)	$37,502	$(124,564)
Adjusted income (loss) from operations (8)	$89,038	$(30,697)
Net loss	$(110,283)	$(129,269)

Note: See pages 39 through 41 for footnotes.

Subscribers. At March 31, 2009 we had 9,656,062 subscribers, an increase of 3% from March 31, 2008. Gross subscriber additions decreased approximately 32% during the three months ended March 31, 2009 compared to the three months ended March 31, 2008. OEM gross subscriber additions decreased due to the 38% decline in the North American automobile sales and retail gross subscriber additions decreased due to declines in consumer spending. Deactivation rates for self-pay subscriptions increased to 2.1% per month in the quarter reflecting reductions in consumer discretionary spending and subscriber response to our recent increase in prices for multi-subscription accounts, the institution of a monthly charge for our streaming service and channel line-up changes in November 2008; deactivations due to non-conversions of subscribers in paid promotional trial periods increased as production penetration rates increased.

ARPU. Total ARPU was $9.90 and $10.54 for the three months ended March 31, 2009 and 2008, respectively. The decrease was driven by the decrease in advertising revenues and the effect of purchase price accounting.

We expect ARPU to fluctuate based on the growth of our subscriber base, promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices, advertising sales and the identification of additional revenue from subscribers.

SAC, As Adjusted, Per Gross Subscriber Addition. SAC, as adjusted, per gross subscriber addition was $34 and $73 for the three months ended March 31, 2009 and 2008, respectively. The decrease was primarily driven by the effect of purchase price accounting adjustments, improved OEM subsidies, higher one time aftermarket inventory reserves in the three months ended March 31, 2008 compared to the three months ended March 31, 2009 and improved equipment margins.

We expect SAC, as adjusted, per gross subscriber addition to decline as the costs of subsidized components of XM radios decrease in the future. Our SAC, as adjusted, per gross subscriber addition will continue to be impacted by changes in our mix of OEM and retail additions.

Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber. Customer service and billing expenses, as adjusted, per average subscriber was $1.14 and $1.21 for the three months ended March 31, 2009 and 2008, respectively. The decline was primarily due to efficiencies across a larger subscriber base.

We expect customer service and billing expenses, as adjusted, per average subscriber to decrease on an annual basis as our subscriber base grows due to scale efficiencies in our call centers and other customer care and billing operations.

Adjusted Income (Loss) from Operations. Adjusted income (loss) from operations was $89,038 and ($30,697) for the three months ended March 31, 2009 and 2008, respectively, an increase of $119,735. The increase was primarily driven by improvements in operating expenses, excluding depreciation and amortization and share-based payment expense, of $125,955, offset slightly by a decrease in total revenue of $6,220.

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

Total Revenue

Subscriber Revenue. Subscriber revenue includes subscription fees, activation fees and the effects of rebates.

•

Three Months: For the three months ended March 31, 2009 and 2008, subscriber revenue was $284,469 and $280,869, respectively, an increase of 1% or $3,600. The increase was attributable to subscriber growth in 2009, offset by the effect from purchase price accounting adjustments.

The following table contains a breakdown of our subscriber revenue for the periods presented:

	Successor Entity	Predecessor Entity
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Subscription fees	$283,942	$275,974
Activation fees	569	5,144
Effect of rebates	(42)	(249)

Total subscriber revenue	$284,469	$280,869

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

•

Three Months: For the three months ended March 31, 2009 and 2008, net advertising revenue was $4,520 and $9,118, respectively, which represents a decrease of $4,598. The decrease was driven by the current economic environment and the decline in the national radio advertising market.

Our advertising revenue is subject to fluctuation based on the national advertising environment. We believe these general economic conditions have negatively affected our advertising revenue in recent quarters. We expect advertising revenue to grow as our subscribers increase, as we continue to improve brand awareness and content, and as we increase the size and effectiveness of our advertising sales force.

Equipment Revenue. Equipment revenue includes revenue and royalties from the sale of radios, components and accessories.

•

Three Months: For the three months ended March 31, 2009 and 2008, equipment revenue was $5,917 and $4,321, respectively, an increase of $1,596. The increase was primarily due to an increase in royalties partially offset by a decrease in the number of radios sold through our direct to consumer distribution channel.

We expect equipment revenue to increase as we introduce new products, integrate with SIRIUS products and as sales grow through our direct to consumer distribution channel.

Other Revenue. Other revenue consists primarily of revenue related to various agreements with XM Canada, as well as other miscellaneous revenue that includes content licensing fees, technology licensing fees and billing fees.

•

Three Months: For the three months ended March 31, 2009 and 2008, other revenue was $7,328 and $14,146, respectively, a decrease of $6,818. The decrease was primarily due to the effect of purchase price accounting and decreases in content licensing fees.

Future other revenue will be dependent upon, among other things, the growth of subscriber base, new content and technology agreements and the development of other sources of revenue.

Operating Expenses

Satellite and Transmission. Satellite and transmission expenses consist of costs associated with the operation and maintenance of our satellites; satellite telemetry, tracking and control system; terrestrial repeater network; satellite uplink facility; and broadcast studios.

•

Three Months: For the three months ended March 31, 2009 and 2008, satellite and transmission expenses were $14,770 and $20,141, respectively, a decrease of $5,371. The decrease was primarily due to lower maintenance and repeater network expenses as well as lower personnel costs.

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

•

Three Months: For the three months ended March 31, 2009 and 2008, programming and content expenses were $27,538 and $51,562, respectively, a decrease of $24,024. The decrease was primarily attributable to the lower costs recognized subsequent to the Merger due to the impact of purchase price accounting adjustments, reductions in personnel and on-air talent costs, as well as savings on various content agreements.

Our programming and content expenses, excluding share-based payment expenses, are expected to decrease as a result of the Merger, as we reduce duplicate programming and content costs.

Revenue Share and Royalties. Revenue share and royalties include distribution and content provider revenue share, residuals and broadcast and web streaming royalties. Residuals are monthly fees paid based upon the number of subscribers using radios purchased from retailers. Advertising revenue share is recorded to revenue share and royalties in the period the advertising is broadcast.

•

Three Months: For the three months ended March 31, 2009 and 2008, revenue share and royalties were $49,682 and $68,822, respectively, a decrease of $19,140. This decrease was primarily attributable to the effect of purchase price accounting, offset by an increase in our revenues and an increase in the statutory royalty rate due for the performance of sound recordings.

We expect these costs to increase as our revenues grow, we expand our distribution of radios through automakers and retailers, and as a result of increases in the royalty for sound recording performances.

Customer Service and Billing. Customer service and billing expenses include costs associated with the operation of our customer service centers and subscriber management system as well as bad debt expense.

•

Three Months: For the three months ended March 31, 2009 and 2008, customer service and billing expenses were $33,732 and $34,310, respectively, a decrease of $578. The decrease was primarily due to efficiencies across a larger subscriber base.

We expect our customer care and billing expenses to decrease on a per subscriber basis, but increase overall as our subscriber base grows due to increased call center operating costs, transaction fees and bad debt expense.

Cost of Equipment. Cost of equipment includes costs from the sale of our radios, components and accessories.

•

Three Months: For the three months ended March 31, 2009 and 2008, cost of equipment was $3,465 and $8,551, respectively, a decrease of $5,086. The decrease was primarily attributed to fewer radios sold through our direct to consumer distribution channel and lower inventory related charges for obsolescence.

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

•

Three Months: For the three months ended March 31, 2009 and 2008, sales and marketing expenses were $32,119 and $49,505, respectively, a decrease of $17,386. This decrease was primarily attributable to lower consumer advertising, reduced cooperative marketing spend with our distributors and reduced personnel costs.

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

•

Three Months: For the three months ended March 31, 2009 and 2008, subscriber acquisition costs were $26,250 and $71,524, respectively, a decrease of $45,274. This decrease was primarily driven by purchase price accounting adjustments associated with the Merger, along with lower retail and OEM subsidies due to better product economics and fewer OEM installations due to the weakening automotive market.

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

•

Three Months: For the three months ended March 31, 2009 and 2008, general and administrative expenses were $31,752 and $41,220, respectively, a decrease of $9,468. This decrease was the result of lower costs for certain Merger, litigation and regulatory matters.

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

•

Three Months: For the three months ended March 31, 2009 and 2008, engineering, design and development expenses were $4,751 and $11,020, respectively, a decrease of $6,269. This decrease was primarily attributable to reduced OEM and product development costs and personnel costs.

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

•

Three Months: For the three months ended March 31, 2009 and 2008, interest and investment income was $528 and $1,675, respectively, a decrease of $1,147. The decrease was primarily attributable to lower interest rates in 2009.

Interest Expense. Interest expense includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of our new satellite and launch vehicle.

•

Three Months: For the three months ended March 31, 2009 and 2008, interest expense was $68,200 and $29,327, respectively, an increase of $38,873. Interest expense increased significantly due to the additional debt issuances in July and August 2008 as a result of the Merger, the financing transactions in February and March of 2009, and the impact of the purchase price adjustments which set the existing debt at fair value and caused interest expense to increase. The increase in our interest expense was partially offset by the capitalized interest associated with satellite construction and the related launch vehicle.

Gain (Loss) on change in value of embedded derivative. We are required to account for the conversion feature of our exchangeable debt, which is exchangeable into SIRIUS common stock, separately and recognize the changes in the fair value of these embedded derivatives in earnings. The fair value of the derivative will be impacted by the value of the underlying SIRIUS common shares.

•

Three Months: For the three months ended March 31, 2009, we recorded a loss on change in value of embedded derivative of $58,203. As a result of the Merger, we recorded derivative liabilities reflecting the fair value of the embedded derivative as of the Merger date. Subsequent to July 28, 2008, the SIRIUS stock price decreased significantly resulting in a decreased fair value and a gain on the change in value of the derivative. During the three months ended March 31, 2009, the SIRIUS stock price increased resulting in an increased fair value and a loss in value of the derivative.

Loss on redemption of debt. Loss on redemption of debt includes losses incurred as a result of the conversion of certain of our debt instruments.

•	Three Months: For the three months ended March 31, 2009 and 2008, loss on redemption of debt was $627 and $0, respectively.

Loss on investments. Loss on investments includes our share of XM Canada’s net losses and losses recorded from our investment in XM Canada when the decrease in fair value was determined to be other than temporary.

•

Three Months: For the three months ended March 31, 2009 and 2008, loss on investments was $6,937 and $4,177, respectively, an increase of $2,760. The increase was primarily attributable to an impairment charge recorded on our investment in XM Canada in the amount of $3,034 during the three months ended March 31, 2009, offset partially by a slight decrease in our share of XM Canada’s net losses for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

Income Taxes

Income Tax Expense. Income tax expense primarily represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license and trade name, which is amortized over 15 years for tax purposes but not amortized for book purposes in accordance with U.S. generally accepted accounting principles.

•	Three Months: We recorded income tax expense of $578 and $331 for the three months ended March 31, 2009 and 2008, respectively.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2009 Compared with the Three Months Ended March 31, 2008

As of March 31, 2009, we had $201,207 in cash and cash equivalents compared with $211,542 as of March 31, 2008 and $206,740 as of December 31, 2008. We are required to maintain a minimum cash balance of $75 million under our debt covenants.

The following table presents a summary of our cash flow activity for the periods set forth below.

	Successor Entity	Predecessor Entity
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Variance
Cash flows provided by (used in) operating activities	$41,059	$(107,696)	$148,755
Cash flows used in investing activities	(3,557)	(16,868)	13,311
Cash flows (used in) provided by financing activities	(43,035)	179,420	(222,455)

Net (decrease) increase in cash and cash equivalents	(5,533)	54,856	(60,389)
Cash and cash equivalents at beginning of period	206,740	156,686	50,054

Cash and cash equivalents at end of period	$201,207	$211,542	$(10,335)

Cash Flows Provided by (Used in) Operating Activities

Net cash provided by operating activities was $41,059 for the three months ended March 31, 2009 compared with net cash used in operating activities of $107,696 for the three months ended March 31, 2008. The increase of $148,755 was primarily the result of a decreased net loss, net of non-cash operating activities of $59,181, and a decrease in cash used in other operating assets and liabilities of $89,574.

Cash Flows Used in Investing Activities

Net cash used in investing activities decreased $13,311 to $3,557 for the three months ended March 31, 2009 from $16,868 for the three months ended March 31, 2008. The decrease was due to a decrease in capital expenditures associated with our satellite construction and launch vehicle.

We will incur significant capital expenditures to construct and launch our new satellite. These capital expenditures will support our growth and the resiliency of our operations, and will also support the delivery of future new revenue streams.

Cash Flows (Used in) Provided by Financing Activities

Net cash used in financing activities was $43,035 for the three months ended March 31, 2009 compared with net cash provided by financing activities of $179,420 for the three months ended March 31, 2008. The decrease of $222,455 was primarily due to $187,500 in proceeds received from our Revolving Credit Facility in the three months ended March 31, 2008 and an increase of $23,775 in repayments of debt in the three months ended March 31, 2009, principally under our Amended and Restated Credit Agreement.

Financings and Capital Requirements

We have historically financed our operations through the sale of debt and equity securities. It will be more difficult to obtain additional financing if prevailing instability in the credit and financial markets continues. The Certificate of Designations for SIRIUS’ Series B Preferred Stock provides that so long as Liberty beneficially owns at least half of its initial equity investment, we need the consent of Liberty for certain actions, including the grant or issuance of SIRIUS’ equity securities and the incurrence of debt in amounts greater than a stated threshold.

Future Liquidity and Capital Resource Requirements

We and SIRIUS have both entered into a series of transactions to improve our liquidity and strengthen SIRIUS’ and our balance sheet, including:

•	the issuance of an aggregate of 539,611,513 shares of SIRIUS common stock for $128,412 aggregate principal amount of SIRIUS’ 2 1/2% Convertible Notes due 2009;

•	the exchange of $172,485 aggregate principal amount of our outstanding 10% Convertible Senior Notes due 2009 for a like principal amount of our 10% Senior PIK Secured Notes due June 2011;

•

the execution of agreements with Liberty Media Corporation and its affiliate, Liberty Radio LLC, pursuant to which they have invested an aggregate of $250,000 in the form of loans to SIRIUS, $100,000 in the form of loans to XM, are committed to invest an additional $30,000 in loans to SIRIUS and $150,000 in loans to us, and received a significant equity interest in SIRIUS; and

•

the execution of agreements with holders of the Senior Secured Term Loan due 2009 and Senior Secured Revolving Credit Facility due 2009 and Liberty Media Corporation and its affiliate, Liberty Radio LLC, pursuant to which maturities were extended under the Amended and Restated Credit Agreement due 2011.

See Note 11 to our unaudited consolidated financial statements in Item 1 of this Form 10-Q for additional information on certain of these transactions.

Debt Maturing in 2009 and 2010. We have approximately $529,661 of debt maturing in 2009 and 2010, including:

•	at XM Holdings, $227,515 of 10% Convertible Senior Notes that mature on December 1, 2009;

•	at XM Holdings and XM (as co-obligors), $33,249 of 10% Senior Secured Discount Convertible Notes that mature on December 31, 2009;

•

at XM, a $325,000 credit facility, $75,000 of which is due in the remaining nine months of 2009, $25,000 of which is due on March 31, 2010, $150,000 of which is due on May 5, 2010 and $75,000 of which is due in May 2011; and

•	at XM Holdings, $18,897 of capital lease payments.

We believe our existing cash balances, available borrowings under credit facilities and our cash flows from operating activities will be sufficient to repay these debt obligations maturing in 2009 and 2010.

Debt Maturing in 2011. As a result of our 2011 debt maturities, our existing cash balances, available borrowings under credit facilities and our cash flows from operating activities may not be sufficient to fund our projected cash needs. We may not be able to access additional sources of refinancing on similar terms or pricing as those that are currently in place, or at all, or otherwise obtain other sources of funding. An inability to access replacement or additional sources of liquidity to fund our cash needs or to refinance or otherwise fund the repayment of our maturing debt could adversely affect our growth, our financial condition, or results of operations, and our ability to make payments on our debt, and could force us to seek the protection of the bankruptcy laws. It will be more difficult to obtain additional financing if prevailing instability in credit and financial markets continues.

Operating Liquidity. Based upon our current plans, and other than our need to refinance our debt maturing in 2011, we believe that we have sufficient cash, cash equivalents, available borrowings under credit facilities and marketable securities to cover the estimated funding needs through cash flow breakeven, the point at which revenues are sufficient to fund expected operating expenses, capital expenditures, working capital requirements, interest payments and taxes. The ability to meet our debt and other obligations depends on our future operating performance and on economic, financial, competitive and other factors. We continually review our operations for opportunities to adjust the timing of expenditures to ensure that sufficient resources are maintained. We have the ability and intend to manage the timing and related expenditures of certain activities, including the launch of satellites, the deferral of capital projects, as well as the deferral of other discretionary expenses. Our financial projections are based on assumptions, which we believe are reasonable but contain significant uncertainties. There can be no assurance that our plan will be successful.

We operate as unrestricted subsidiaries under the agreements governing SIRIUS’ existing indebtedness. Under certain circumstances, SIRIUS may be unwilling or unable to contribute or loan us capital to support our operations. To the extent our funds are insufficient to support our business, we may be required to seek additional financing, which may not be available on favorable terms, or at all. If we are unable to secure additional financing, our business and results of operations may be adversely affected.

Tightening credit policies could also adversely impact our operational liquidity by making it more difficult or costly for our subscribers to access credit, and could have an adverse impact on our operational liquidity as a result of possible changes to our payment arrangements that credit card companies and other credit providers could unilaterally make.

We regularly evaluate our plans and strategy. These evaluations often result in changes to our plans and strategy, some of which may be material and significantly change our cash requirements or cause us to achieve cash flow breakeven at a later date. These changes in our plans or strategy may include: the acquisition of unique or compelling programming; the introduction of new features or services; significant new or enhanced distribution arrangements; investments in infrastructure, such as satellites, equipment or radio spectrum; and acquisitions of third parties that own programming, distribution, infrastructure, assets, or any combination of the foregoing. In addition, our operations will also be affected by the FCC order approving the Merger which imposed certain conditions upon, among other things, our program offerings and our ability to increase prices. Our future liquidity also may be adversely affected by, among other things, the nature and extent of the benefits we achieve as a wholly owned unrestricted subsidiary of SIRIUS.

Off-Balance Sheet Arrangements

We are required under the terms of certain agreements to deposit monies in escrow, which place restrictions on cash and cash equivalents. As of December 31, 2008, $120,000 was classified as restricted investments as a result of obligations under escrow deposits. In February 2009, we released to a programming provider $120,000 held in escrow in satisfaction of future obligations under our agreement with them.

We do not have any significant off-balance sheet arrangements other than those disclosed in Item 1. Note 13, Commitments and Contingencies that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Cash Commitments

For a discussion of our “Contractual Cash Commitments” refer to Note 13 to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.

Related Party Transactions

For a discussion of “Related Party Transactions” refer to Note 8 to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.

Critical Accounting Policies and Estimates

For a discussion of our “Critical Accounting Policies and Estimates” refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 3 to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.

Footnotes to Results of Operations

(1)	Average self-pay monthly churn represents the monthly average of self-pay deactivations by the quarter divided by the average self-pay subscriber balance for the quarter.

(2)	We measure the percentage of subscribers that receive our service and convert to self-paying after the initial promotion period. We refer to this as the “conversion rate.” At the time of sale, vehicle owners generally receive between three and twelve month prepaid trial subscriptions and we receive a subscription fee from the OEM. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for subscribers to respond to our marketing communications and become self-paying subscribers.

(3)	ARPU is derived from total earned subscriber revenue and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. ARPU is calculated as follows (in thousands, except for per subscriber amounts):

	For the Three Months Ended March 31,
	2009	2008
Subscriber revenue	$284,469	$280,869
Net advertising revenue	4,520	9,118

Total subscriber and net advertising revenue	$288,989	$289,987

Daily weighted average number of subscribers	9,727,153	9,169,341
ARPU (a)	$9.90	$10.54

(a)	Under the original calculation of ARPU for the three months ended March 31, 2008, subscriber revenue excluded activation revenue and net advertising revenue was not included in the calculation. Net advertising revenue per subscriber was disclosed separately as a component of Total revenue per subscriber; while activation revenue per subscriber was a component of Activation, merchandise and other revenue per subscriber disclosed separately as a component of Total revenue per subscriber. The previously reported amounts for ARPU, Net advertising revenue per subscriber and Activation, merchandise and other revenue per subscriber were $10.04, $0.33 and $0.86 (of which $0.19 was related to activation revenue), respectively, or a total of $10.56 for the three months ended March 31, 2008.

(4)	SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense divided by the number of gross subscriber additions for the period. SAC, as adjusted, per gross subscriber addition is calculated as follows (in thousands, except for per subscriber amounts):

	For the Three Months Ended March 31,
	2009	2008
Subscriber acquisition cost	$26,250	$71,524
Less: share-based payment expense granted to third parties and employees	—	—
Add: margin from direct sales of radios and accessories	(2,452)	4,230

SAC, as adjusted	$23,798	$75,754

Gross subscriber additions	700,949	1,038,234
SAC, as adjusted, per gross subscriber addition (b)	$34	$73

(b)	Under the original definition of SAC, as adjusted, per gross subscriber addition, for the three months ended March 31, 2008, share-based payment expense was not excluded from the calculation. The previously reported amounts under the prior definition for the three months ended March 31, 2008 was $73.

(5)	Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows (in thousands, except for per subscriber amounts):

	For the Three Months Ended March 31,
	2009	2008
Customer service and billing expenses	$33,732	$34,310
Less: share-based payment expense	(406)	(889)

Customer service and billing expenses, as adjusted	$33,326	$33,421

Daily weighted average number of subscribers	9,727,153	9,169,341
Customer service and billing expenses, as adjusted, per average subscriber	$1.14	$1.21

(6)	Free cash flow is calculated as follows:

	For the Three Months Ended March 31,
	2009	2008
Net cash provided by (used in) operating activities	$41,059	$(107,696)
Additions to property and equipment	(3,557)	(16,868)

Free cash flow	$37,502	$(124,564)

(7)	Average self-pay monthly churn; conversion rate; ARPU; SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; and free cash flow are not measures of financial performance under U.S. generally accepted accounting principles (“GAAP”). We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used by us for budgetary and planning purposes; when publicly providing our business outlook; as a means to evaluate period-to-period comparisons; and to compare our performance to that of our competitors. We also believe that investors also use our current and projected metrics to monitor the performance of our business and to make investment decisions.

We believe the exclusion of share-based payment expense in our calculations of SAC, as adjusted, per gross subscriber addition and customer service and billing expenses, as adjusted, per average subscriber is useful given the significant variation in expense that can result from changes in the fair market value of SIRIUS’ common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our subscriber acquisition costs and customer service and billing expenses. Specifically, the exclusion of share-based payment expense in our calculation of SAC, as adjusted, per gross subscriber addition is critical in being able to understand the economic impact of the direct costs incurred to acquire a subscriber and the effect over time as economies of scale are reached.

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

(8)	We refer to net loss before interest and investment income, interest expense net of amounts capitalized, income tax expense, gain on change in value of embedded derivative, loss from redemption of debt, loss on investments, other expense (income), depreciation and amortization, and share-based payment expense as adjusted income (loss) from operations. Adjusted income (loss) from operations is not a measure of financial performance under U.S. GAAP. We believe adjusted income (loss) from operations is a useful measure of our operating performance. We use adjusted income (loss) from operations for budgetary and planning purposes; to assess the relative profitability and on-going performance of our consolidated operations; to compare our performance from period–to-period; and to compare our performance to that of our competitors. We also believe adjusted income (loss) from operations is useful to investors to compare our operating performance to the performance of other communications, entertainment and media companies. We believe that investors use current and projected adjusted income (loss) from operations to estimate our current or prospective enterprise value and make investment decisions.

Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for interest and depreciation expense. We believe adjusted income (loss) from operations provides useful information about the operating performance of our business apart from the costs associated with our capital structure and physical plant. The exclusion of interest and depreciation and amortization expense is useful given fluctuations in interest rates and significant variation in depreciation and amortization expense that can result from the amount and timing of capital expenditures and potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We believe the exclusion of taxes is appropriate for comparability purposes as the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. We also believe the exclusion of share-based payment expense is useful given the significant variation in expense that can result from changes in the fair market value of our common stock. To compensate for the exclusion of taxes, other (expense) income, depreciation and amortization and share-based payment expense, we separately measure and budget for these items.

There are material limitations associated with the use of adjusted income (loss) from operations in evaluating our company compared with net loss, which reflects overall financial performance, including the effects of taxes, other income (expense), depreciation and amortization and share-based payment expense. We use adjusted income (loss) from operations to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to net loss as disclosed in our unaudited consolidated statements of operations. Since adjusted income (loss) from operations is a non-GAAP financial measure, our calculation of adjusted income (loss) from operations may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP.

Adjusted income (loss) from operations is calculated as follows:

	Successor Entity	Predecessor Entity
	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Reconciliation of Net loss to Adjusted income (loss) from operations:
Net loss as reported	$(110,283)	$(129,269)
Add back Net loss items excluded from Adjusted income (loss) from operations:
Interest and investment income	(528)	(1,675)
Interest expense, net of amounts capitalized	68,200	29,327
Income tax expense	578	331
Loss on change in value of embedded derivative	58,203	—
Loss from redemption of debt	627	—
Loss on investments	6,937	4,177
Other expense (income)	(386)	3,425

Income (loss) from operations	23,348	(93,684)
Depreciation and amortization	54,827	45,483
Share-based payment expense	10,863	17,504

Adjusted income (loss) from operations	$89,038	$(30,697)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2009, we did not hold or issue any free-standing derivatives. Upon completion of the Merger, the convertible and exchangeable features in the 10% Senior Secured Discount Convertible Notes due 2009, and the 10% Convertible Senior Notes due 2009 became settleable in SIRIUS common stock and were subsequently accounted for as embedded derivatives. In the event the debt holders exercise their conversion or exchange option, SIRIUS intends to issue common stock to fulfill the obligation.

We hold investments in marketable securities, which consist of auction rate certificates and a debt security. We classify our marketable securities as available-for-sale. We hold an investment in auction rate certificates which are classified as available-for-sale. These securities are consistent with the investment objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.

Our debt includes fixed and variable rate instruments and the fair market value of our debt is sensitive to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

Controls and Procedures

As of March 31, 2009, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our President, and David J. Frear, our Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our President and our Treasurer, concluded that our disclosure controls and procedures were effective as of March 31, 2009. There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2009.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

FCC Merger Order. On July 25, 2008, the FCC adopted an order approving the Merger. The order became effective immediately upon adoption. This order was published in the Federal Register on September 8, 2008. On September 4, 2008, Mt. Wilson FM Broadcasters, Inc. filed a Petition for Reconsideration of the FCC’s merger order. This Petition for Reconsideration remains pending.

Copyright Royalty Board Proceeding. In January 2008, the Copyright Royalty Board, or CRB, of the Library of Congress issued its decision regarding the royalty rate payable under the statutory license covering the performance of sound recordings over our satellite digital audio radio service for the six-year period starting January 1, 2007 and ending December 31, 2012. Under the terms of the CRB’s decision, we paid a royalty of 6.0% of gross revenues, subject to certain exclusions, for 2007 and 2008, we will pay 6.5% for 2009, 7.0% for 2010, 7.5% for 2011 and 8.0% for 2012. SoundExchange has appealed the decision of the CRB to the United States Court of Appeals for the District of Columbia Circuit. Oral arguments were heard in March 2009. The parties are awaiting the Court’s decision in this matter.

Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc. and Warner Bros. Records Inc. v. XM Satellite Radio Inc. In May 2006, the plaintiffs filed this action in the United States District Court for the Southern District of New York. The complaint seeks monetary damages and equitable relief, and alleges that our radios that include advanced recording functionality infringe upon plaintiffs’ copyrighted sound recordings. We filed a motion to dismiss this matter, and that motion was denied in January 2007. We have resolved the lawsuit with respect to Universal Music Group, Warner Music Group, Sony BMG Music Entertainment and EMI Group, and each of these parties has withdrawn as a party to the lawsuit, and this lawsuit has been dismissed with respect to such parties.

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

ITEM 1A.	RISK FACTORS

Other than as set forth below, there have been no material changes to the risk factors previously disclosed in response to Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2008.

The bankruptcy of major automakers may negatively affect our subscriber growth, business and prospects.

There is significant uncertainty surrounding General Motors’ future and potential filing for bankruptcy protection. A General Motors bankruptcy could reduce the number of subscribers we realize from General Motors, would allow General Motors to accept or reject its agreement with us, and could disrupt and/or delay the payment of certain amounts to us. If General Motors rejected its agreement with us, we would be released from significant financial obligations to General Motors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Note applicable.

ITEM 6.	EXHIBITS

See Exhibits Index attached hereto.

EXHIBIT INDEX

Exhibit		Description
2.1	–	Agreement and Plan of Merger, dated as of February 19, 2007, among Sirius Satellite Radio Inc., Vernon Merger Corporation and XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 2.1 to the XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K dated February 21, 2007).

3.1	–	Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

3.2	–	Bylaws of Vernon Merger Corporation (incorporated by reference to Exhibit 3.2 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed July 30, 2008).****

3.3	–	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-3, File No. 333-89132).

3.4	–	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 3.6 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.5	–	Restated Certificate of Incorporation of XM Satellite Radio Inc. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-4, File No. 333-391789).

3.6	–	Amended and Restated Bylaws of XM Satellite Radio Inc. (incorporated by reference to Exhibit 3.10 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

3.7	–	Amendments to the Amended and Restated By-Laws of XM Satellite Radio Holdings Inc. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed December 7, 2007).

3.9	–	Certificate of Ownership and Merger, dated August 5, 2008 (incorporated by reference to Exhibit 3.1 to the Sirius XM Radio Inc.’s Current Report on Form 8-K dated August 5, 2008).

4.1	–	Form of certificate for shares of Sirius XM Radio Inc.’s Common Stock (incorporated by reference to Exhibit 4.3 to Sirius XM Radio Inc.’s Registration Statement on Form S-1 (File No. 33-74782)).

4.2	–	Form of certificate for shares of XM Satellite Radio Holdings Inc.’s Class A common stock (incorporated by reference to Exhibit 3 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form 8-A filed on September 23, 1999).

4.3	–	Warrant Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc., as Issuer, and United States Trust Company of New York, as Warrant Agent (incorporated by reference to Amendment No. 1 to Exhibit 4.5 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-39176).

4.4	–	Warrant Registration Rights Agreement, dated March 15, 2000, among XM Satellite Radio Holdings Inc., Bear, Stearns & Co., Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-39176).

4.5	–	Form of Warrant (incorporated by reference to Exhibit 4.7 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-39176).

4.6	–	Security Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.7	–	Amended and Restated Security Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and The Bank of New York (incorporated by reference to Exhibit 4.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.8	–	Warrant Agreement, dated as of January 28, 2003, between XM Satellite Radio Holdings Inc. and The Bank of New York (incorporated by reference to Exhibit 4.6 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.9	–	Second Amended and Restated Registration Rights Agreement, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to Exhibit 10.5 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.10	–	Form of 10% Senior Secured Discount Convertible Note due 2009 (incorporated by reference to Exhibit 4.9 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.11	–	Global Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.11 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.12	–	First Amendment to Security Agreement, dated as of June 12, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York (incorporated by reference to Exhibit 4.9 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-4, File No. 333-106823).

4.13	–	Third Amended and Restated Shareholders and Noteholders Agreement, dated as of June 16, 2003, among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to Exhibit 10.1 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.14	–	Amended and Restated Note Purchase Agreement, dated as of June 16, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to Exhibit 10.40 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.15	–	Form of Amendment to Third Amended and Restated Shareholders and Noteholders Agreement, dated as of January 13, 2004, among XM Satellite Radio Holdings Inc. and the parties thereto (incorporated by reference to Exhibit 10.61 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.17	–	Indenture, dated as of May 1, 2006, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and The Bank of New York, as trustee, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on May 5, 2006).

4.18	–	Form of 9.75% Senior Note due 2014 (incorporated by reference to Exhibit 4.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on May 5, 2006).

4.19	–	Form of 10% senior secured note (incorporated by reference to Exhibit 10.6 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed February 14, 2007).

4.20	–	Agreement, dated as of June 26, 2008, among XM Satellite Radio Holdings Inc., the undersigned holders of XM’s 1.75% Convertible Senior Notes due 2009, Brown Rudnick LLP and Sirius Satellite Radio Inc. (incorporated by reference to Exhibit 10.7 to XM Satellite Radio Holding Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.21	–	First Supplemental Indenture, dated July 24, 2008, between XM Satellite Radio Holdings Inc. and The Bank of New York Mellon, relating to the 1.75% Convertible Senior Notes due 2009 (incorporated by reference to Exhibit 4.64 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.22	–	Purchase Agreement, dated as of July 24, 2008, among XM Escrow LLC, XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the 13% Senior Notes due 2014 (incorporated by reference to Exhibit 4.65 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.23	–	Purchase Agreement, dated as of July 28, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc., Sirius Satellite Radio Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.66 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.24	–	First Supplemental Warrant Agreement, dated July 28, 2008, among Sirius Satellite Radio Inc., XM Satellite Radio Holdings Inc. and The Bank of New York Mellon relating to the Warrants, dated March 15, 2000, with the United States Trust Company of New York (incorporated by reference to Exhibit 4.67 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.25	–	First Supplemental Warrant Agreement, dated July 28, 2008, among Sirius Satellite Radio Inc., XM Satellite Radio Holdings Inc. and The Bank of New York Mellon, relating to the Warrants, dated January 28, 2003, with The Bank of New York Mellon as warrant agent (incorporated by reference to Exhibit 4.68 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.26	–	Written instrument, dated July 28, 2008, between Sirius Satellite Radio Inc. and XM Satellite Radio Holdings Inc. relating to the Warrant Agreement with Space Systems / Loral, dated June 3, 2005 (incorporated by reference to Exhibit 4.69 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.27	–	Written instrument, dated July 28, 2008, between Sirius Satellite Radio Inc. and XM Satellite Radio Holdings Inc. relating to the Warrant Agreement with Boeing Satellite Systems International Inc., dated July 31, 2003 and assigned to Bank of America, N.A. on May 24, 2006 (incorporated by reference to Exhibit 4.70 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.28	–	Second Supplemental Indenture, dated July 28, 2008, between XM Satellite Radio Holdings Inc. and Sirius Satellite Radio Inc., relating to the 1.75% Convertible Senior Notes due 2009 (incorporated by reference to Exhibit 4.71 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.29	–	First Supplemental Indenture, dated July 28, 2008, among XM Satellite Radio Inc., as issuer, XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc. and The Bank of New York Mellon, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.72 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.30	–	Second Supplemental Indenture, dated July 28, 2008, among XM Satellite Radio Inc., as issuer, XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc. and The Bank of New York Mellon, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.73 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.31	–	Notice from XM Satellite Radio Holdings Inc., dated July 28, 2008, relating to the 10% Senior Discount Convertible Notes due 2009 (incorporated by reference to Exhibit 4.75 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.32	–	Indenture, dated as of July 31, 2008, among XM Escrow LLC and The Bank of New York Mellon, relating to the 13% Senior Notes due 2014 (incorporated by reference to Exhibit 4.77 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.33	–	Supplemental Indenture, dated as of July 31, 2008, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., XM Equipment Leasing LLC, XM Radio Inc., and The Bank of New York Mellon, relating to the 13% Senior Notes due 2014 (incorporated by reference to Exhibit 4.78 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.34	–	Supplemental Indenture, dated as of July 31, 2008, among XM Satellite Radio Holdings Inc., XM Escrow LLC and The Bank of New York Mellon, relating to the 13% Senior Notes due 2014 (incorporated by reference to Exhibit 4.79 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.35	–	Indenture, dated as of August 1, 2008 among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment LLC, XM Radio Inc., Sirius Satellite Radio Inc. and The Bank of New York Mellon, as trustee, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.80 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.36	–	Registration Rights Agreement, dated August 1, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc., Sirius Satellite Radio Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.81 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.38	–	Note Purchase Agreement, dated as of February 13, 2009, among Sirius XM Radio Inc., XM Satellite Radio Holdings Inc., XM 1500 Eckington LLC, XM Investment LLC and the purchasers listed on schedule I thereto, relating to XM Satellite Radio Holdings Inc.’s Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on February 17, 2009).

4.39	–	Indenture, dated as of February 13, 2009, among Sirius XM Radio Inc., XM Satellite Radio Holdings Inc., XM 1500 Eckington LLC, XM Investment LLC and U.S. Bank National Association, as trustee and collateral trustee, relating to XM Satellite Radio Holdings Inc.’s Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.2 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on February 17, 2009).

4.40	–	Security Agreement, dated as of February 13, 2009, among XM 1500 Eckington LLC, XM Investment LLC and U.S. Bank National Association, as collateral trustee, relating to XM Satellite Radio Holdings Inc.’s Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.3 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on February 17, 2009).

4.41	–	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of February 13, 2009, from XM 1500 Eckington LLC, as grantor, to Stewart Title of Maryland Inc., as trustee for the benefit of U.S. Bank National Association as collateral agent, as beneficiary (incorporated by reference to Exhibit 4.4 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on February 17, 2009).

4.42	–	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of February 13, 2009, from XM Investment LLC, as grantor, to Stewart Title of Maryland Inc., as trustee for the benefit of U.S. Bank National Association as collateral agent, as beneficiary (incorporated by reference to Exhibit 4.5 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on February 17, 2009).

4.43	–	Registration Rights Agreement, dated as of February 13, 2009, among Sirius XM Radio Inc., XM Satellite Radio Holdings Inc., XM 1500 Eckington LLC, XM Investment LLC and the purchasers signatory thereto, relating to XM Satellite Radio Holdings Inc.’s Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.6 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on February 17, 2009).

4.44	–	Third Supplemental Indenture, dated as of March 6, 2009, among XM Satellite Radio Inc., XM Equipment Leasing LLC, XM Radio Inc. and the Bank of New York Mellon, as trustee, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.56 to Sirius XM Radio Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.1	–	Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and Clear Channel Communications, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

**10.2	–	Technology Licensing Agreement among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999 (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the period year December 31, 2007).

***10.3	–	Third Amended and Restated Distribution and Credit Agreement, dated as of February 6, 2008, among General Motors Corporation, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.63 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the period year December 31, 2007).

**10.5	–	Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-3, File No. 333-89132).

10.6	–	Assignment and Novation Agreement, dated as of December 5, 2001, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on December 6, 2001).

**10.7	–	Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated as of December 5, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.4 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on December 6, 2001).

10.8	–	GM/DIRECTV Director Designation Agreement, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc., General Motors Corporation and DIRECTV Enterprises LLC (incorporated by reference to Exhibit 10.43 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

10.9	–	Amended and Restated Assignment and Use Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and XM Radio Inc. (incorporated by reference to Exhibit 10.7 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

10.10	–	Amended and Restated Director Designation Agreement, dated as of February 1, 2003, among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to Exhibit 10.42 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

**10.11	–	Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 23, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.53 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

**10.12	–	July 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.54 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

**10.13	–	Contract for Launch Services, dated August 5, 2003, between Sea Launch Limited Partnership and XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 10.55 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.14	–	Amendment No. 1 to Amended and Restated Director Designation Agreement, dated as of September 9, 2003, among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to Exhibit 10.56 to XM Satellite Radio Holdings Inc.’s Quarterly Report in Form 10-Q for the quarter ended September 30, 2003).

10.15	–	December 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.57 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.16	–	First Amendment dated as of June 26, 2008 to the Intercreditor Agreement dated as of May 5, 2006 among The Bank of New York, in its capacity as collateral agent under certain intercreditor agreements dated as of January 28, 2003, JP Morgan Chase Bank, National Association, in its capacity as administrative agent under the Original Facility, JP Morgan Chase Bank, National Association, as new collateral agent for the secured parties under that certain Collateral Agency Agreement dated as of June 26, 2008 and General Motors Corporation, acknowledged and agreed to by XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain other parties (incorporated by reference to Exhibit 10.4 to XM Satellite Radio Holding Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.17	–	Consent and Amendment Agreement, dated as of July 10, 2008, among XM Satellite Radio Holdings Inc. and the undersigned holders of XM Satellite Radio Holdings Inc.’s 1.75% Convertible Senior Notes due 2009 (incorporated by reference to Exhibit 10.8 to XM Satellite Radio Holding’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.18	–	Waiver and Letter Agreement, dated as of July 14, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain beneficial owners of XM Satellite Radio Inc.’s 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 10.6 to XM Satellite Radio Inc.’s Current Report on Form 8-K filed on July 17, 2008).

10.19	–	Credit Agreement, dated as of February 17, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., the lender parties thereto and Liberty Media Corporation, as administrative agent (incorporated by reference to Exhibit 10.29 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.20	–	Amended and Restated Credit Agreement, dated as of March 6, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., the lender parties thereto and Liberty Media Corporation, as administrative agent (incorporated by reference to Exhibit 10.26 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

10.21	–	Guarantee and Collateral Agreement, dated as of March 6, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., the subsidiary guarantors named therein and Liberty Media Corporation, as administrative agent (incorporated by reference to Exhibit 10.27 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

10.22	–	Amended and Restated Credit Agreement, dated as of March 6, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.28 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

10.23	–	Intercreditor Agreement, dated as of March 6, 2009, among XM Satellite Radio Inc., JPMorgan Chase Bank, N.A. and Liberty Media Corporation agent (incorporated by reference to Exhibit 10.29 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

10.24	–	Second Amendment to Security Agreement, dated as of March 6, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., XM Equipment Leasing LLC and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.30 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

10.25	–	Joinder Agreement, dated as of March 6, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., XM Equipment Leasing LLC and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.31 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

10.26	–	Amended and Restated Guarantee Agreement, dated as of March 6, 2009, among XM Satellite Radio Holdings Inc., certain of its subsidiaries named therein and certain subsidiaries of XM Satellite Radio Inc. and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.32 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

*10.27	–	Form of Employee Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

*10.28	–	Non-Qualified Stock Option Agreement between Gary Parsons and XM Satellite Radio Holdings Inc., dated July 16, 1999 (incorporated by reference to Exhibit 10.23 to Amendment No. 5 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

*10.29	–	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.25 to Amendment No. 5 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

*10.30	–	XM Satellite Radio Holdings Inc. Talent Option Plan (incorporated by reference to Exhibit 99. to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-8, File No. 333-65022).

*10.31	–	Form of 2003 Executive Stock Option Agreement (incorporated by reference to Exhibit 10.52 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

*10.32	–	1998 Shares Award Plan (incorporated by reference to Exhibit 4.1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-8, File No. 333-106827).

*10.33	–	Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.2 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-8, File No. 333-106827).

*10.34	–	Form of Employment Agreement, dated as of August 6, 2004, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and Gary Parsons (incorporated by reference to Exhibit 10.40 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.35	–	Form of 2004 Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.42 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.36	–	Form of Restricted Stock Agreement for executive officers (incorporated by reference to Exhibit 10.39 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

*10.37	–	Amendment No. 1 to Employment Agreement, dated as of April 4, 2007, among Gary Parsons, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.1 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed April 10, 2007).

*10.38	–	Form of Severance Agreement for executive officers other than Chairman, CEO, President and COO (incorporated by reference to Exhibit 10.4 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed April 10, 2007).

*10.39	–	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed June 1, 2007).

*10.40	–	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed June 1, 2007).

*10.41	–	XM Satellite Radio Holdings Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

*10.42	_	Amendment No. 2 to Employment Agreement, dated as of February 27, 2008, among Gary Parsons, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.64 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the period year December 31, 2007)

*10.43	_	Amendment No. 3 to Employment Agreement, dated as of June 26, 2008, among Gary Parsons, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.5 to XM Satellite Radio Holding Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

31.1	_	Certificate of Mel Karmazin, President of XM Satellite Radio Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	_	Certificate of Mel Karmazin, President of XM Satellite Radio Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	_	Certificate of David J. Frear, Treasurer of XM Satellite Radio Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.4	_	Certificate of David J. Frear, Treasurer of XM Satellite Radio Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	_	Certificate of Mel Karmazin, President and David J. Frear, Treasurer of XM Satellite Radio Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	_	Certificate of Mel Karmazin, President and David J. Frear, Treasurer of XM Satellite Radio Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	This document has been identified as a management contract or compensatory plan or arrangement.
**	Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.
***	Confidential treatment has been requested with respect to portions of this Exhibit that have been omitted by redacting a portion of the text.
****	In accordance with the Agreement and Plan of Merger, dated as of February 17, 2007, entered into by and among XM Satellite Radio Holdings Inc., Sirius Satellite Radio Inc. and Vernon Merger Corporation (filed as Exhibit 2.1 herewith), the bylaws of Vernon Merger Corporation became the bylaws of XM Satellite Radio Holdings Inc. upon the effectiveness of the Merger.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XM SATELLITE RADIO HOLDINGS INC.

	By:	/s/ DAVID J. FREAR
David J. Frear Executive Vice President and Chief Financial Officer (Principal Financial Officer)
May 11, 2009
XM SATELLITE RADIO INC.

	By:	/s/ DAVID J. FREAR
David J. Frear Executive Vice President and Chief Financial Officer (Principal Financial Officer)
May 11, 2009