Form 10-Q
period 2009-06-30
XM SATELLITE RADIO INC; XM SATELLITE RADIO HOLDINGS INC
filed 2009-08-10
CIK 1116317, 1091530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Registrant’s telephone number, including area code: (202) 380-4000

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

XM Satellite Radio Holdings Inc.	Large Accelerated Filer ☒	Accelerated Filer ☐
	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

XM Satellite Radio Inc.	Large Accelerated Filer ☐	Accelerated Filer ☐
	Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of July 31, 2009)
XM SATELLITE RADIO HOLDINGS INC. COMMON STOCK, $0.01 PAR VALUE (all shares are issued to Sirius XM Radio Inc.)	100 SHARES

XM SATELLITE RADIO INC. COMMON STOCK, $0.10 PAR VALUE (all shares are issued to XM Satellite Radio Holdings Inc.)	125 SHARES

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor Entity		Predecessor Entity
(in thousands)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Revenue:
Subscriber revenue, including effects of rebates	$291,859	$579,324	$291,772	$575,187
Advertising revenue, net of agency fees	4,807	9,328	10,432	19,550
Equipment revenue	6,107	12,024	7,491	11,812
Other revenue	4,058	8,388	8,340	19,941

Total revenue	306,831	609,064	318,035	626,490
Operating expenses (depreciation and amortization shown separately below) (1):
Cost of services:
Satellite and transmission	11,362	25,468	19,780	39,922
Programming and content	27,893	56,542	49,604	101,166
Revenue share and royalties	46,405	96,021	73,586	142,408
Customer service and billing	31,347	65,105	36,388	70,698
Cost of equipment	3,442	6,907	9,055	17,606
Sales and marketing	26,797	58,510	59,280	108,786
Subscriber acquisition costs	22,226	48,475	69,193	140,717
General and administrative	34,721	66,472	42,015	83,235
Engineering, design and development	6,631	11,383	9,414	20,435
Depreciation and amortization	50,049	104,875	32,438	77,921
Restructuring, impairments and related costs	26,586	26,586	—	—

Total operating expenses	287,459	566,344	400,753	802,894

Income (loss) from operations	19,372	42,720	(82,718)	(176,404)
Other income (expense):
Interest and investment income	590	1,119	743	2,419
Interest expense, net of amounts capitalized	(88,118)	(156,319)	(30,480)	(59,807)
Loss on change in value of embedded derivatives	(19,799)	(78,003)	—	—
Loss on extinguishment of debt and credit facilities, net	(107,450)	(108,076)	—	—
Gain (loss) on investments	3,147	(3,791)	(4,373)	(8,550)
Other income	839	1,226	1,082	895

Total other expense	(210,791)	(343,844)	(33,028)	(65,043)

Loss before income taxes	(191,419)	(301,124)	(115,746)	(241,447)
Income tax expense	(578)	(1,156)	(673)	(1,004)

Net loss	(191,997)	(302,280)	(116,419)	(242,451)
Add: net loss attributable to noncontrolling interests	—	—	(3,153)	(6,390)

Net loss - XM Satellite Radio Holdings Inc. and Subsidiaries	$(191,997)	$(302,280)	$(119,572)	$(248,841)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:
Satellite and transmission	$297	$800	$1,005	$2,440
Programming and content	1,111	2,509	1,820	4,363
Customer service and billing	327	733	752	1,641
Sales and marketing	1,272	2,601	2,623	6,277
General and administrative	10,497	16,767	5,045	11,566
Engineering, design and development	565	1,522	1,702	4,164

Total share-based payment expense	$14,069	$24,932	$12,947	$30,451

See accompanying Notes to the unaudited consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$414,936	$206,740
Accounts receivable, net of allowance for doubtful accounts of $6,140 and $6,199, respectively	39,040	52,727
Inventory, net	3,634	4,489
Prepaid expenses	83,553	37,351
Related party current assets	107,142	112,363
Other current assets	59,475	50,412

Total current assets	707,780	464,082
Property and equipment, net	806,320	874,588
FCC license	2,000,000	2,000,000
Restricted investments	250	120,250
Deferred financing fees, net	39,053	30,303
Intangible assets, net	647,936	688,671
Related party long-term assets	118,628	124,607
Other long-term assets	63,250	34,284

Total assets	$4,383,217	$4,336,785

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$200,513	$237,299
Accrued interest	51,338	50,543
Current portion of deferred revenue	464,664	419,707
Current portion of deferred credit on executory contracts	244,116	234,774
Current maturities of long-term debt	271,279	355,739
Related party current liabilities	114,787	83,930

Total current liabilities	1,346,697	1,381,992
Deferred revenue	162,332	131,255
Deferred credit on executory contracts	918,678	1,037,190
Long-term debt	1,668,834	1,439,102
Long-term related party debt	95,093	—
Deferred tax liability	895,121	886,475
Related party long-term liabilities	21,123	—
Other long-term liabilities	33,070	36,325

Total liabilities	5,140,948	4,912,339

Commitments and contingencies (Note 14)
Stockholder’s deficit:
Common stock, par value $0.01; 1,000 shares authorized; 100 shares issued and outstanding as of June 30, 2009 and December 31, 2008	—	—
Accumulated other comprehensive loss, net of tax	(6,986)	(7,871)
Additional paid-in capital	5,989,720	5,870,502
Accumulated deficit	(6,740,465)	(6,438,185)

Total stockholder’s deficit	(757,731)	(575,554)

Total liabilities and stockholder’s deficit	$4,383,217	$4,336,785

See accompanying Notes to the unaudited consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT AND COMPREHENSIVE LOSS

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholder’s Deficit
(in thousands, except share data)	Shares	Amount
Balance at December 31, 2008	100	$—	$5,870,502	$(6,438,185)	$(7,871)	$(575,554)
Net loss - XM Satellite Radio Holdings Inc. and Subsidiaries	—	—	—	(302,280)	—	(302,280)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	548	548
Foreign currency translation adjustment, net of tax	—	—	—	—	337	337

Total comprehensive loss						(301,395)
Non-cash capital contributions from SIRIUS XM	—	—	119,218	—	—	119,218

Balance at June 30, 2009	100	$—	$5,989,720	$(6,740,465)	$(6,986)	$(757,731)

See accompanying Notes to the unaudited consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor Entity	Predecessor Entity
(in thousands)	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Cash flows from operating activities:
Net loss - XM Satellite Radio Holdings Inc. and Subsidiaries	$(302,280)	$(248,841)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	104,875	77,921
Non-cash interest expense	51,522	5,278
Provision for doubtful accounts	8,634	7,476
Amortization of deferred income related to equity method investment	(1,388)	(4,996)
Loss on investments	3,791	8,550
Loss on extinguishment of debt and credit facilities, net	108,076	—
Write-down of long-lived assets	26,586	—
Share-based payment expense	24,932	30,451
Loss on change in value of embedded derivatives	78,003	—
Deferred income taxes	1,156	1,004
Other non-cash purchase price adjustments	(85,223)	—
Other	—	6,360
Changes in operating assets and liabilities:
Accounts receivable	5,053	11,452
Inventory	855	4,268
Related party assets	11,200	3,285
Prepaid expenses and other current assets	1,986	(23,673)
Restricted investments	—	(120,000)
Other long-term assets	28,275	307
Accounts payable and accrued expenses	(53,096)	(34,919)
Accrued interest	4,950	(920)
Deferred revenue	53,322	35,637
Related party liabilities	26,196	2,415
Other long-term liabilities	3,979	3,931

Net cash provided by (used in) operating activities	101,404	(235,014)

Cash flows from investing activities:
Additions to property and equipment	(4,121)	(27,447)
Purchase of restricted and other investments	—	(9,450)
Sale of restricted and other investments	—	25

Net cash used in investing activities	(4,121)	(36,872)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	956
Long-term borrowings, net of costs	387,427	340,634
Related party long-term borrowings, net of costs	95,093	—
Payment of premiums on redemption of debt	(16,572)	—
Payments to minority interest holder	—	(5,937)
Repayment of long-term borrowings	(255,035)	(34,142)
Repayment of long-term related party borrowings	(100,000)	—
Other, net	—	(2,458)

Net cash provided by financing activities	110,913	299,053

Net increase in cash and cash equivalents	208,196	27,167
Cash and cash equivalents at beginning of period	206,740	156,686

Cash and cash equivalents at end of period	$414,936	$183,853

Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$102,457	$55,597
Non-cash investing and financing activities:
Non-cash capital contributions from SIRIUS XM	119,218	—
Property acquired through capital leases	260	4,466
Release of restricted investments	120,000	—

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

Our satellite radios are primarily distributed through automakers (“OEMs”), retailers and our website. We have agreements with major automakers to offer our satellite radios as factory or dealer-installed equipment in their vehicles. Our radios are also offered to customers of rental car companies.

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

As of June 30, 2009, the principal differences between the financial conditions of XM Holdings and XM were:

•	the ownership by XM Holdings of the corporate headquarters and data center buildings and the lease of these buildings to XM;

•	XM-1, XM-2, and the transponders of XM-3 and XM-4 are owned by XM; and XM-5 and the bus portions of XM-3 and XM-4 are owned by XM Holdings;

•	the presence at XM Holdings of additional indebtedness, primarily the 10% Convertible Senior Notes due 2009 and 10% Senior PIK Secured Notes due 2011, both of which are not guaranteed by XM;

•	the investment by XM Holdings in XM Canada (including related revenue and deferred income); and

•	the existence of cash balances at XM Holdings.

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

Basis of Presentation

In presenting unaudited consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Additionally, estimates were used when recording the fair values of our assets acquired and liabilities assumed in the Merger. Estimates, by their nature, are based on judgment and available information. Actual results could differ from those estimates. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of June 30, 2009, the successor period of the three and six months ended June 30, 2009, and the predecessor period of the three and six months ended June 30, 2008, have been made.

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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

We have evaluated events subsequent to the balance sheet date and prior to filing of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 through August 10, 2009 and determined there have not been any events that have occurred that would require adjustment to our unaudited consolidated financial statements.

(3) Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and related disclosures.

Significant estimates inherent in the preparation of the accompanying unaudited consolidated financial statements include revenue recognition, asset impairment, useful lives of our satellites and valuation allowances against deferred tax assets. Financial market volatility and economic conditions in the United States have impacted and will continue to impact our business. Such conditions could have a material impact to our significant accounting estimates.

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

Inventory, net, consists of the following:

	June 30, 2009	December 31, 2008
Raw materials	$5,734	$5,781
Finished goods	3,159	6,898
Allowance for obsolescence	(5,259)	(8,190)

Total inventory, net	$3,634	$4,489

Reclassifications

Certain amounts in our prior period unaudited consolidated financial statements have been reclassified to conform to our current period presentation.

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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

Neither the partial adoption nor the issuance of FSP 157-3 had any significant impact on our consolidated results of operations or financial position. We adopted the provisions of SFAS No. 157, as amended, on January 1, 2009 as it relates to nonfinancial assets and liabilities, and there has been no impact on our consolidated results of operations or financial position as a result of such action.

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

In April 2009, the FASB issued FSP No. FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which clarifies the application of SFAS No. 141R to assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141R-1 requires the acquirer to recognize at fair value an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, the acquirer would apply the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss, an interpretation of FASB Statement No. 5, to determine whether the contingency should be recognized as of the acquisition date or after it. The guidance in FSP No. FAS 141R-1 will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. FSP No. FAS 141R-1 does not impact the accounting for the Merger.

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

In June 2008, the FASB ratified EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore would qualify for the first part of the scope exception in paragraph 11(a) of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This EITF prescribes a two-step approach under which the entity would evaluate the instrument’s contingent exercise provisions and then the instrument’s settlement provisions, for purposes of evaluating whether the instrument (or embedded feature) is indexed to the entity’s stock. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008. We adopted EITF No. 07-5 effective January 1, 2009, with no impact on our consolidated results of operations or financial position.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amend SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP No. FAS 107-1 and APB 28-1 also amend APB 28, Interim Financial Reporting, to require these disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. We adopted this FSP effective April 1, 2009, with no impact on our consolidated results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amend the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. We adopted this FSP effective April 1, 2009, with no impact on our consolidated results of operations or financial position.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. If a significant decrease in the volume and level of activity for the asset or liability has occurred, quoted prices may not be determinative of fair value. Consequently, further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS No. 157. This FSP is effective for interim reporting periods ending after June 15, 2009. We adopted the FSP effective April 1, 2009, with no impact on our consolidated results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 sets the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial reporting periods ending after June 15, 2009. We adopted this SFAS No. 165 effective April 1, 2009, with no impact on our consolidated results of operations or financial position.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, to improve relevance, representational faithfulness, and comparability of information a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140 and removes the exception from applying FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, to qualifying special-purpose entities. SFAS No. 166 is effective beginning the first annual reporting period that begins after November 15, 2009, as well as for interim periods within that first annual reporting period. We are currently evaluating the impact, if any, that the adoption of SFAS No. 166 will have on our consolidated results of operations and financial position.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), to improve financial reporting by entities involved with variable interest entities. SFAS No. 167 amends FIN No. 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis indentifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance; and the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS No. 167 is effective beginning with the first annual reporting period that

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

begins after November 15, 2009, as well as for interim periods within that first annual reporting period. We are currently evaluating the impact that the adoption of SFAS No. 166 will have on our consolidated results of operations and financial position.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS No. 168 does not alter current U.S. GAAP, but rather integrates existing accounting standards with other authoritative guidance. SFAS No. 168 provides a single source of authoritative U.S. GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 will not have an impact on our results of operations or financial position.

(4) Intangible Assets

Intangible assets consisted of the following:

		June 30, 2009			December 31, 2008
	Weighted Average Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite life intangible assets
FCC licenses	Indefinite	$2,000,000	$—	$2,000,000	$2,000,000	$—	$2,000,000
Trademark	Indefinite	250,000	—	250,000	250,000	—	250,000
Definite life intangible assets
Subscriber relationships	9 years	$380,000	$(61,524)	$318,476	$380,000	$(29,226)	$350,774
Proprietary software	6 years	16,552	(5,027)	11,525	16,552	(2,285)	14,267
Developed technology	10 years	2,000	(183)	1,817	2,000	(83)	1,917
Licensing agreements	9.1 years	75,000	(8,998)	66,002	75,000	(4,090)	70,910
Leasehold interests	7.4 years	132	(16)	116	908	(105)	803

Total intangible assets		$2,723,684	$(75,748)	$2,647,936	$2,724,460	$(35,789)	$2,688,671

Indefinite Life Intangible Assets

We have identified our FCC licenses and our trademark as indefinite life intangibles after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use.

We hold FCC licenses to operate our satellite digital audio radio service and provide ancillary services. Our FCC licenses for our satellites expire in 2013 and 2014. Prior to the expirations, we will be required to apply for a renewal of our FCC licenses. The renewal and extension of our licenses is reasonably certain at minimal cost which is expensed as incurred. The FCC licenses authorize us to use the broadcast spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

In connection with the Merger, $250,000 of the purchase price was allocated to our trademark. As of June 30, 2009 there are no legal, regulatory or contractual limitations associated with our trademark.

We evaluate our indefinite life intangible assets for impairment on an annual basis in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. During the six months ended June 30, 2009, no impairment loss was recorded for intangible assets with indefinite lives.

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

Amortization expense for the three and six months ended June 30, 2009 was $19,681 and $40,111. Expected amortization expense for each of the fiscal years through December 31, 2013 and for periods thereafter is as follows:

Year ending December 31,	Amount
Remaining 2009	$36,475
2010	65,916
2011	58,850
2012	53,420
2013	47,097
Thereafter	136,178

Total intangibles, net	$397,936

(5) Subscriber Revenue

Subscriber revenue consists of subscription fees, non-refundable activation fees and the effects of rebates. Revenues received from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle are also included in subscriber revenue over the service period upon activation and sale to the customer.

Subscriber revenue consists of the following:

	Successor Entity		Predecessor Entity
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Subscription fees	$291,151	$578,076	$287,182	$565,702
Activation fees	818	1,387	5,044	10,188
Effect of rebates	(110)	(139)	(454)	(703)

Total subscriber revenue	$291,859	$579,324	$291,772	$575,187

(6) Interest Costs

We capitalize a portion of the interest on funds borrowed to finance the construction costs of our satellites. The following is a summary of our interest costs:

	Successor Entity		Predecessor Entity
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Interest costs charged to expense	$88,118	$156,319	$30,480	$59,807
Interest costs capitalized	9,942	17,557	2,937	5,823

Total interest costs incurred	$98,060	$173,876	$33,417	$65,630

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

(7) Property and Equipment

Property and equipment, net, consists of the following:

	June 30, 2009	December 31, 2008
Satellite system	$490,126	$490,126
Terrestrial repeater network	41,865	41,850
Leasehold improvements	6,852	6,762
Broadcast studio equipment	7,965	7,804
Capitalized software and hardware	53,341	53,986
Satellite telemetry, tracking and control facilities	33,459	33,542
Furniture, fixtures, equipment and other	26,528	26,076
Land	38,100	38,100
Building	53,790	53,887
Construction in progress - satellite system	179,562	181,856

Total property and equipment	931,588	933,989
Accumulated depreciation and amortization	(125,268)	(59,401)

Property and equipment, net	$806,320	$874,588

Depreciation and amortization expense on property and equipment was $30,368 and $64,764 for the three and six months ended June 30, 2009, respectively, and $32,438 and $77,921 for the three and six months ended June 30, 2008, respectively.

Satellites

We own four orbiting satellites; two of which, XM-3 and XM-4, currently transmit our signal and two of which, XM-1 and XM-2, serve as in-orbit spares. Our satellites were launched in March 2001, May 2001, February 2005 and October 2006.

Space Systems/Loral has constructed our fifth satellite, XM-5, for use in our system. We have entered into an agreement with Sea Launch to secure a launch for XM-5. In June 2009, Sea Launch filed for bankruptcy protection under Title 11 of the United States Code and as a result, we recorded a charge of $24,196 to Restructuring, impairments and related costs in our unaudited consolidated statements of operations for amounts previously paid, including capitalized interest.

(8) Related Party Transactions

Liberty Media

Liberty Media Corporation and its affiliate, Liberty Media, LLC (collectively, “Liberty Media”), have invested in us in the form of loans. Liberty Media is the holder of SIRIUS’ Convertible Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), has representatives on SIRIUS’ board of directors and is considered a related party. See Note 11, Debt, to our unaudited consolidated financial statements for further information regarding indebtedness owed to Liberty Media.

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

As a result of SIRIUS’ issuance of Series B Preferred Stock to Liberty Radio, LLC, we recorded a $113,280 increase to additional paid-in capital.

Loan Investments

On February 17, 2009, XM entered into a Credit Agreement with Liberty Media Corporation, as administrative agent and collateral agent, and Liberty Media, LLC, as lender. On March 6, 2009, XM amended and restated that credit agreement (the “Second-Lien Credit Agreement”) with Liberty Media Corporation. On June 30, 2009, XM terminated the Second-Lien Credit Agreement in connection with the sale of 11.25% Senior Secured Notes due 2013.

On March 6, 2009, XM amended and restated the $100,000 Term Loan, dated as of June 26, 2008 and the $250,000 Credit Agreement, dated as of May 5, 2006. These facilities were combined as term loans into the Amended and Restated Credit Agreement, dated as of March 6, 2009. Liberty Media, LLC, purchased $100,000 aggregate principal amount of such loans from the existing lenders. On June 30, 2009, XM used a portion of the net proceeds from the sale of 11.25% Senior Secured Notes due 2013 to extinguish the Amended and Restated Credit Agreement.

In June 2009, Liberty Media Corporation purchased $100,000 aggregate principal amount of our 11.25% Senior Secured Notes due 2013 as part of the offering of such notes. As of June 30, 2009, we recorded $95,093 as Long-term related party debt related to the 11.25% Notes.

We recognized Interest expense related to Liberty Media of $10,453 and $12,903 for the three and six months ended June 30, 2009, respectively.

XM Canada

In 2005, we entered into agreements to provide XM Canada with the right to offer XM satellite radio service in Canada. The agreements have an initial term of ten years and XM Canada has the unilateral option to extend the term of the agreements for an additional five years at no additional cost beyond the current financial arrangements. XM Canada has expressed its intent to exercise this option at the end of the initial term of the agreements. We have the right to receive a 15% royalty for all subscriber fees earned by XM Canada each month for its basic service and a nominal activation fee for each gross activation of an XM Canada subscriber on XM’s system. XM Canada is obligated to pay us a total of $71,800 for the rights to broadcast and market National Hockey League (“NHL”) games for the 10-year term of our contract with the NHL. In accordance with EITF No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we recognize these payments on a gross basis as a principal obligor.

The estimated fair value of deferred revenue from XM Canada as of the Merger date was approximately $34,000, and is being amortized on a straight-line basis over the remaining expected term of the agreements. Subsequent to the Merger date, we began to record additional deferred revenue on our agreements with XM Canada involving royalties on subscriber and activation fees. As of June 30, 2009 and December 31, 2008, the carrying value of Deferred revenue related to XM Canada was $38,212 and $36,002, respectively.

We have extended a Cdn$45,000 standby credit facility to XM Canada which can be utilized to purchase terrestrial repeaters or finance the payment of subscription fees. The facility matures on December 31, 2012 and bears interest at a rate of 17.75% per annum. We have the right to convert unpaid principal amounts into Class A subordinate voting shares of XM Canada at the price of Cdn$16.00 per share. As of June 30, 2009 and December 31, 2008, amounts drawn by XM Canada on this facility in lieu of payment of subscription fees recorded in Related party long-term assets were $12,515 and $8,311, respectively.

In connection with the deferred income related to XM Canada, we recorded amortization of $694 and $1,388 for the three and six months ended June 30, 2009, respectively, and $2,498 and $4,996 for the three and six months ended June 30, 2008, respectively. The royalty fees we earn related to subscriber and activation fees are reported as a component of Other revenue in our unaudited consolidated statements of operations. We recorded royalty fees of $160 and $274 for the three and six months ended June 30, 2009,

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

respectively, and recorded $196 and $347 for the three and six months ended June 30, 2008, respectively. XM Canada pays us a licensing fee and reimburses us for advertising, both of which are reported as a component of Other revenue in our unaudited consolidated statements of operations. We recognized licensing fee revenue of $1,500 and $3,000 for the three and six months ended June 30, 2009, respectively, and $1,500 and $3,000 for the three and six months ended June 30, 2008, respectively. We recognized advertising reimbursements of $367 and $733 for the three and six months ended June 30, 2009, respectively, and $417 and $833 for the three and six months ended June 30, 2008, respectively. As of June 30, 2009 and December 31, 2008, amounts due from XM Canada recorded in Related party current assets were $2,406 and $5,594, respectively. As of June 30, 2009 and December 31, 2008, amounts due from XM Canada (in addition to the amounts drawn on the standby credit facility) recorded in Related party long-term assets were $5,250 and $0, respectively.

General Motors

We have a long-term distribution agreement with General Motors Company (“GM”). GM has a representative on SIRIUS’ board of directors and is considered a related party. During the term of the agreement, GM has agreed to distribute the XM service. To encourage the broad installation of XM radios in GM vehicles, we subsidize a portion of the cost of XM radios and makes incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to XM’s service. We also share with GM a percentage of the subscriber revenue attributable to GM vehicles with installed XM radios. As part of the agreement, GM provides certain call-center related services directly to XM subscribers who are also GM customers for which we reimburse GM.

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

We recorded total revenue from GM, primarily consisting of subscriber revenue, of $6,264 and $13,256 for the three and six months ended June 30, 2009, respectively, and $11,234 and $21,352 for the three and six months ended June 30, 2008, respectively.

We recognized Sales and marketing expense with GM of $7,537 and $15,631 for the three and six months ended June 30, 2009, respectively, and $12,396 and $24,157 for the three and six months ended June 30, 2008, respectively. We recognized Revenue share and royalties expense with GM of $13,982 and $31,655 for the three and six months ended June 30, 2009, respectively, and $36,208 and $67,697 for the three and six months ended June 30, 2008, respectively. We recognized Subscriber acquisition costs with GM of $5,545 and $14,805 for the three and six months ended June 30, 2009, respectively, and recognized $37,677 and $76,608 for the three and six months ended June 30, 2008, respectively.

As of June 30, 2009, amounts due from GM and prepaid expenses with GM recorded in Related party current assets were $9,672 and $92,796, respectively. As of June 30, 2009, prepaid expenses with GM recorded in Related party long-term assets were $100,863. As of December 31, 2008, amounts due from GM and prepaid expenses with GM recorded in Related party current assets were $10,132 and $94,444, respectively. As of December 31, 2008, prepaid expenses with GM recorded in Related party long-term assets were $116,296. As of June 30, 2009 and December 31, 2008, amounts due to GM recorded in Related party current liabilities were $54,329 and $63,023, respectively.

As of June 30, 2009 and December 31, 2008, amounts due to GM recorded in Related party long-term liabilities were $21,123 and $0, respectively.

American Honda

We have an agreement to make a certain amount of our bandwidth available to American Honda. American Honda has a representative on SIRIUS’ board of directors and is considered a related party. American Honda’s use of our bandwidth must be in compliance with applicable laws, must not compete or adversely interfere with our business, and must meet our quality standards. This agreement remains in effect so long as American Honda holds a certain amount of its investment in SIRIUS. In January 2007, we announced a 10-year extension to our arrangement with American Honda to be its supplier of satellite radio and related data services in Honda and Acura vehicles. We also agreed to make incentive payments to American Honda for each purchaser of a Honda or Acura vehicle that becomes a self-paying XM subscriber and share with American Honda a portion of the subscriber revenue attributable to Honda and Acura vehicles with installed XM radios.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

We recorded total revenue from American Honda, primarily consisting of subscriber revenue, of $2,995 and $5,827 for the three and six months ended June 30, 2009, respectively, and $4,746 and $8,861 for the three and six months ended June 30, 2008, respectively.

We recognized Sales and marketing expense with American Honda of $1,414 and $2,745 for the three and six months ended June 30, 2009, respectively, and $1,712 and $3,795 for the three and six months ended June 30, 2008, respectively. We recognized Revenue share and royalties expense with American Honda of $1,530 and $2,965 for the three and six months ended June 30, 2009, respectively, and $866 and $1,525 for the three and six months ended June 30, 2008, respectively.

As of June 30, 2009 and December 31, 2008, amounts due from American Honda recorded in Related party current assets were $2,268 and $2,194, respectively.

As of June 30, 2009 and December 31, 2008, amounts due to American Honda recorded in Related party current liabilities were $3,546 and $4,190, respectively.

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

We recorded total advertising revenue allocated from SIRIUS of $2,282 and $4,848 for the three and six months ended June 30, 2009, respectively.

We recognized total allocated operating expenses with SIRIUS of $47,667 and $90,803 for the three and six months ended June 30, 2009, respectively.

As of June 30, 2009 and December 31, 2008, net costs attributable to these costs recorded in Related party current liabilities were $56,912 and $16,717, respectively.

(9) Investments

Investments consist of the following:

	June 30, 2009	December 31, 2008
Marketable securities	$11,236	$10,525
Restricted investments	250	120,250
Embedded derivative accounted for separately from the host contract	3	2
Equity method investments	5,583	8,873

Total investments	$17,072	$139,650

XM Canada

We have a 23.33% economic interest in XM Canada. The amount of the Merger purchase price allocated to the fair value of our investment in XM Canada was $41,188. Our investment in XM Canada is recorded using the equity method (on a one-month lag) since we have significant influence, but less than a controlling voting interest in XM Canada. Under this method, our investment in XM Canada is adjusted quarterly to recognize our share of net earnings or losses as they occur, rather than at the time dividends or other distributions are received, limited to the extent of our investment in, advances to, and commitments to fund XM Canada. Our share of net earnings or losses of XM Canada is recorded to Loss on investments in our unaudited consolidated statements of operations. We recorded $4,847 and $943 for the three and six months ended June 30, 2009, respectively, for our share of XM Canada’s net earnings and $4,373 and $8,550 for the three and six months ended June 30, 2008, respectively, for our share of XM Canada’s net loss. During the three and six months ended June 30, 2009, we reduced the carrying value of our investment in XM Canada due to decreases in fair value that were considered to be other than temporary and recorded impairment charges of $1,700 and

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

$4,734, respectively. In addition, during the three and six months ended June 30, 2009, we recorded $666 and $501, respectively, as a foreign exchange gain to Accumulated other comprehensive loss, net of tax.

We hold an investment in Cdn$4,000 face value of 8% convertible unsecured subordinated debentures issued by XM Canada for which the embedded conversion feature is required under SFAS No. 133 to be bifurcated from the host contract. The host contract is accounted for as an available-for-sale security at fair value with changes in fair value recorded to Accumulated other comprehensive loss, net of tax. The embedded conversion feature is accounted for as a derivative at fair value with changes in fair value recorded in earnings as Interest and investment income. As of June 30, 2009, the carrying value of our equity method investment in XM Canada was $5,583, while the carrying values of the host contract and embedded derivative related to our investment in the debentures was $2,623 and $3, respectively. As of December 31, 2008, the carrying value of our equity method investment in XM Canada was $8,873, while the carrying values of the host contract and embedded derivative related to our investment in the debentures was $2,540 and $2, respectively.

Auction Rate Certificates

Auction rate certificates are long-term securities structured to reset their coupon rates by means of an auction. We account for our investment in auction rate certificates as available-for-sale securities. As of June 30, 2009 and December 31, 2008, the carrying value of these securities was $8,613 and $7,985, respectively.

Restricted Investments

Restricted investments relate to deposits placed into escrow for the benefit of third parties pursuant to programming agreements. During the six months ended June 30, 2009, $120,000 of escrowed funds was released to a programming provider. As of June 30, 2009 and December 31, 2008, the carrying value of our long-term restricted investments was $250 and $120,250, respectively.

(10) Fair Value

The following table summarizes the fair value of our financial instruments at June 30, 2009:

	Fair Value Measurements Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Carrying Value
Assets:
Auction rate securities	N/A	N/A	$8,613	$8,613
Debentures and embedded derivatives	N/A	N/A	2,626	2,626

Total assets			$11,239	$11,239

Liabilities:
Debt-related embedded derivatives	$—	$—	$100,661	$100,661

Total liabilities	$—	$—	$100,661	$100,661

The following table presents the changes in the Level 3 fair-value category for the six months ended June 30, 2009. We classify financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs. Fair values are determined using lattice models or market quotes. During the three and six months ended June 30, 2009, $19,766 and $77,943 of net unrealized losses were recognized in earnings.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Auction Rate Securities	Debentures and Embedded Derivatives	Debt-Related Embedded Derivatives
Balance at December 31, 2008	$7,985	$2,542	$22,658
Total gains and losses (realized /unrealized)	—	60	78,003
Included in other comprehensive income	628	24	—

Balance at June 30, 2009	$8,613	$2,626	$100,661

As of June 30, 2009 and December 31, 2008, the aggregate carrying value of our long-term debt was $1,934,545 and $1,772,183 (excludes embedded derivatives), respectively; while the aggregate fair value approximated $1,768,705 and $760,897, respectively.

(11) Debt

Our debt consists of the following:

	Conversion Price (per (SIRIUS share)	Long-term debt
		June 30, 2009	December 31, 2008
10% Convertible Senior Notes due 2009	$10.87	227,515	400,000
Less: discount		(4,658)	(17,367)
10% Senior Secured Discount Convertible Notes due 2009	$0.69	33,249	33,249
Less: discount		(2,932)	(5,471)
10% Senior PIK Secured Notes due 2011	N/A	172,485	—
Less: discount		(15,145)	—
11.25% Senior Secured Notes due 2013	N/A	525,750	—
Less: discount		(25,799)	—
13% Senior Notes due 2013	N/A	778,500	778,500
Less: discount		(69,627)	(74,986)
9.75% Senior Notes due 2014	N/A	5,260	5,260
7% Exchangeable Senior Subordinated Notes due 2014	$1.875	550,000	550,000
Less: discount		(258,494)	(270,368)
Senior Secured Term Loan due 2009	N/A	—	100,000
Senior Secured Revolving Credit Facility due 2009	N/A	—	250,000
Add: premium		—	151
Other debt:
Capital leases	N/A	18,441	23,215
Embedded derivatives		100,661	22,658

Total debt		2,035,206	1,794,841
Less: current maturities		271,279	355,739

Total long-term		1,763,927	1,439,102
Less: related party		95,093	—

Total long-term, excluding related party		$1,668,834	$1,439,102

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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

In February 2009, we exchanged $172,485 aggregate principal amount of the outstanding 10% Convertible Notes for a like principal amount of XM Holdings’ 10% Senior PIK Secured Notes due June 2011. We accounted for the exchange as a modification of debt and recorded $2,008 to General and administrative expense in our unaudited consolidated statements of operations and $10,990 of additional debt discount in our unaudited consolidated balance sheets.

In July 2009, we used a portion of the net proceeds received from the issuance of our 11.25% Senior Secured Notes due 2013 plus cash on hand to purchase at par $179,065 aggregate principal amount of the 10% Convertible Notes. We will record a loss of $3,285 related to the unamortized discount to Loss on extinguishment of debt and credit facilities in our unaudited consolidated statements of operations as a result of this transaction in the third quarter of 2009.

10% Senior Secured Discount Convertible Notes due 2009

XM Holdings (with XM as co-obligors) have outstanding $33,249 aggregate principal amount of 10% Senior Secured Discount Convertible Notes due 2009 (the “10% Discount Convertible Notes”). Interest is payable semi-annually at a rate of 10% per annum. The 10% Discount Convertible Notes mature on December 31, 2009. At any time, a holder of the notes may convert all or part of the accreted value of the notes at a conversion price of $0.69 per share of SIRIUS common stock. The 10% Discount Convertible Notes rank equally in right of payment with all of our other existing and future senior indebtedness, and rank senior in right of payment to all of our existing and future subordinated indebtedness. As a result of the fair valuation at the acquisition date, we recognized an initial discount of $7,324.

10% Senior PIK Secured Notes due 2011

In February 2009, we exchanged $172,485 aggregate principal amount of outstanding 10% Convertible Notes for a like principal amount of XM Holdings’ 10% Senior PIK Secured Notes due June 2011 (the “PIK Notes”). Interest is payable on the PIK Notes semiannually in arrears on June 1 and December 1 of each year at a rate of 10.0% per annum paid in cash from December 1, 2008 to December 1, 2009; at a rate of 10.0% per annum paid in cash and 2.0% per annum paid in kind from December 1, 2009 to December 1, 2010; and at a rate of 10.0% per annum paid in cash and 4.0% per annum paid in kind from December 1, 2010 to the maturity date.

The PIK Notes are fully and unconditionally guaranteed by XM 1500 Eckington LLC and XM Investment LLC (together, the “Subsidiary Guarantors”) and are secured by a first-priority lien on substantially all of the property of the Subsidiary Guarantors. XM Holdings may, at its option, redeem some or all of the PIK Notes at any time at 100% of the principal amount prepaid, together with accrued and unpaid interest, if any.

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

Amended and Restated Credit Agreement due 2011

In March 2009, we amended and restated the $100,000 Senior Secured Term Loan due 2009, dated as of June 26, 2008 and the $250,000 Senior Secured Revolving Credit Facility due 2009, dated as of May 5, 2006. These facilities were combined as term loans into the Amended and Restated Credit Agreement, dated as of March 6, 2009. Liberty Media LLC (“Liberty”) purchased $100,000 aggregate principal amount of such loans from the lenders.

In June 2009, we used net proceeds from the sale of our 11.25% Senior Secured Notes due 2013 to extinguish the Amended and Restated Credit Agreement. Under the terms of our agreement, we paid a repayment premium of $6,500. We recorded an aggregate loss on extinguishment of the Amended and Restated Credit Agreement of $49,786 consisting primarily of the unamortized discount, deferred financing fees and unaccreted portion of the repayment premium to Loss on extinguishment of debt and credit facilities in our unaudited consolidated statements of operations.

11.25% Senior Secured Notes due 2013

In June 2009, XM issued $525,750 aggregate principal amount of 11.25% Senior Secured Notes due 2013 (the “11.25% Notes”). Interest is payable semi-annually in arrears on June 15 and December 15 of each year at a rate of 11.25% per annum. The 11.25% Notes mature on June 15, 2013. The 11.25% Notes were issued for $499,951, resulting in an original issuance discount of $25,799.

XM Holdings and the domestic subsidiaries of XM that guarantee certain of the indebtedness of XM and its restricted subsidiaries guarantee XM’s obligations under the 11.25% Notes. The 11.25% Notes and related guarantees are secured by

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

first-priority liens on substantially all of the assets of XM Holdings, XM and the guarantors (subject to certain exceptions). XM, at its option, may redeem the 11.25% Notes at a “make-whole” redemption price prior to June 15, 2011, subject to certain restrictions. In addition, prior to June 15, 2011, XM may on any one or more occasions redeem up to 35% of the aggregate principal amount of 11.25% Notes at a redemption price equal to 111.25% of the principal amount of the 11.25% Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption with the proceeds of certain equity offerings or contributions made to XM with the proceeds from certain equity offerings of its direct or indirect parent.

In June 2009, XM used a portion of the net proceeds from the sale of the 11.25% Notes to repay in full $325,000 principal amount outstanding under the Amended and Restated Credit Agreement. In connection with the sale of the 11.25% Notes, XM terminated the Second-Lien Credit Agreement.

13% Senior Notes due 2013

In July 2008, XM issued $778,500 aggregate principal amount of 13% Senior Notes due 2013 (the “13% Notes”). Interest is payable semi-annually in arrears on February 1 and August 1 of each year at a rate of 13% per annum. The 13% Notes were issued for $700,105, resulting in an original issuance discount of $78,395. The 13% Notes are unsecured and mature on August 1, 2013.

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

In March 2009, XM executed and delivered a Third Supplemental Indenture (the “9.75% Notes Supplemental Indenture”). The 9.75% Notes Supplemental Indenture amended the indenture to eliminate substantially all of the restrictive covenants, eliminated certain events of default and modified or eliminated certain other provisions contained in the indenture and the 9.75% Notes.

7% Exchangeable Senior Subordinated Notes due 2014

In August 2008, XM issued $550,000 aggregate principal amount of 7% Exchangeable Senior Subordinated Notes due 2014 (the “Exchangeable Notes”). The Exchangeable Notes are senior subordinated obligations of XM and rank junior in right of payment to its existing and future senior debt and equally in right of payment with its existing and future senior subordinated debt. XM Holdings, XM Equipment Leasing LLC and XM Radio Inc. have guaranteed the Exchangeable Notes on a senior subordinated basis. Interest is payable semi-annually in arrears on June 1 and December 1 of each year at a rate of 7% per annum. The Exchangeable Notes mature on December 1, 2014. The Exchangeable Notes are exchangeable at any time at the option of the holder into shares of SIRIUS’ common stock at an initial exchange rate of 533.3333 shares of SIRIUS common stock per $1,000 principal amount of Exchangeable Notes, which is equivalent to an approximate exchange price of $1.875 per share of SIRIUS common stock.

Second-Lien Credit Agreement

In February 2009, we entered into a Credit Agreement (the “Credit Agreement”) with Liberty Media Corporation, as administrative agent and collateral agent. The Credit Agreement provided for a $150,000 term loan. On March 6, 2009, we amended and restated the Credit Agreement (the “Second-Lien Credit Agreement”) with Liberty Media.

In June 2009, we terminated the Second-Lien Credit Agreement in connection with the sale of the 11.25% Notes. We recorded a loss on termination of the Second-Lien Credit Agreement of $57,663 related to deferred financing fees to Loss on extinguishment of debt and credit facilities in our unaudited consolidated statements of operations.

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

Due to the change in fair value of these embedded derivatives, we recognized $19,799 and $78,003 of Loss on change in value of embedded derivatives during the three and six months ended June 30, 2009, respectively. The balance of derivative liabilities was $100,661 and $22,658 as of June 30, 2009 and December 31, 2008, respectively.

Covenants and Restrictions

Our non-convertible debt generally requires compliance with certain covenants that restrict our ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions. XM Holdings operates as an unrestricted subsidiary of SIRIUS for purposes of compliance with the covenants contained in our debt instruments. If we fail to comply with these covenants, our debt could become immediately payable.

At June 30, 2009, we were in compliance with all financial covenants.

(12) Benefit Plans

During the second quarter of 2009, we merged the XM Satellite Radio 401(k) Savings Plan (the “Savings Plan”) into the Sirius Satellite Radio 401(k) Savings Plan (the “Sirius Plan”), which is sponsored by SIRIUS, and transferred the assets held in the Savings Plan to the Sirius Plan. Eligible employees under the Savings Plan became subject to the contribution, matching and vesting rules of the Sirius Plan.

The Sirius Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax salary subject to certain defined limits. SIRIUS matches 50% of an employee’s voluntary contributions, up to 6% of an employee’s pre-tax salary, in the form of shares of SIRIUS common stock. Matching contributions under the Sirius Plan vest at a rate of 33 1/3% for each year of employment and are fully vested after three years of employment.

(13) Income Taxes

We recorded income tax expense of $578 and $1,156 for the three and six months ended June 30, 2009, respectively, and $673 and $1,004 for the three and six months ended June 30, 2008, respectively. Such expense primarily represents the recognition of a deferred tax liability related to the difference in accounting for the FCC license intangible asset, which is amortized over 15 years for tax purposes but is not amortized for book purposes.

(14) Commitments and Contingencies

The following table summarizes our expected contractual cash commitments as of June 30, 2009:

(in thousands)	Remaining 2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt obligations	$265,509	$10,886	$175,268	$27	$1,304,250	$555,260	$2,311,200
Cash interest payments	119,688	217,430	208,253	199,365	169,791	35,548	950,075
Lease obligations	10,634	18,000	7,229	3,927	1,563	1,986	43,339
Satellite and transmission	44,542	42,267	—	—	—	8,635	95,444
Programming and content	31,220	56,441	110,021	100,326	20,683	14,350	333,041
Satellite performance incentive payments	2,083	4,384	4,695	5,030	5,392	42,831	64,415
Marketing and distribution	13,497	9,888	9,212	9,033	3,000	4,500	49,130
Other	368	664	328	45	—	—	1,405

Total	$487,541	$359,960	$515,006	$317,753	$1,504,679	$663,110	$3,848,049

Long-term debt obligations. Long-term debt obligations include principal payments on outstanding debt.

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

Space Systems/Loral has constructed a fifth satellite, XM-5, for use in the our system. We have an agreement with Sea Launch to secure a launch for XM-5. In June 2009, Sea Launch filed for bankruptcy protection under Title 11 of the United States Code.

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

Satellite incentive payments. Boeing Satellite Systems International, Inc., the manufacturer of our four in-orbit satellites, may be entitled to future in-orbit performance payments with respect to two of our four satellites. As of June 30, 2009, we have accrued $28,572 related to contingent in-orbit performance payments for XM-3 and XM-4 based on expected operating performance over their fifteen year design life. Boeing may also be entitled to an additional $10,000 if XM-4 continues to operate above baseline specifications during the five years beyond the satellite’s fifteen year design life.

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

We are required under the terms of certain agreements to deposit monies in escrow, which place restrictions on cash and cash equivalents. As of June 30, 2009 and December 31, 2008, $250 and $120,250, respectively, were classified as Restricted investments as a result of obligations under these escrow deposits.

We do not have any other significant off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Legal Proceedings

FCC Merger Order. On July 25, 2008, the FCC adopted an order approving the Merger. The order became effective immediately upon adoption. In September 2008, Mt. Wilson FM Broadcasters, Inc. filed a Petition for Reconsideration of this order. This Petition for Reconsideration remains pending.

Copyright Royalty Board Proceeding. In January 2008, the Copyright Royalty Board, or CRB, of the Library of Congress issued its decision regarding the royalty rate payable by XM and SIRIUS under the statutory license covering the performance of sound recordings over their satellite digital audio radio services for the six-year period starting January 1, 2007 and ending December 31, 2012. In July 2009, the United States Court of Appeals for the District of Columbia Circuit confirmed in all material respects the decision of the CRB.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc. and Warner Bros. Records Inc. v. XM Satellite Radio Inc. In May 2006, the plaintiffs filed this action in the United States District Court for the Southern District of New York. The complaint seeks monetary damages and equitable relief, and alleges that XM radios that include advanced recording functionality infringe upon plaintiffs’ copyrighted sound recordings. XM filed a motion to dismiss this matter, and that motion was denied in January 2007. XM has resolved the lawsuit with respect to Universal Music Group, Warner Music Group, Sony BMG Music Entertainment and EMI Group, and each of these parties has withdrawn as a party to the lawsuit, and this lawsuit has been dismissed with respect to such parties.

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

Matthew Enderlin v. XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. In January 2006, the plaintiff filed this action in the United States District Court for the Eastern District of Arkansas on behalf of a purported nationwide class of all XM subscribers. The complaint alleges that XM engaged in a deceptive trade practices under Arkansas and other state laws by representing that its music channels are commercial-free. The court stayed the litigation and directed the parties to arbitration. XM instituted arbitration with the American Arbitration Association pursuant to the compulsory arbitration clause in its customer service agreement. In July 2009, the arbitrator issued a partial, final arbitration award denying the plantiff’s application to certify the matter as a class action. We believe this matter is without merit and intend to vigorously defend the ongoing arbitration.

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

(15) Condensed Consolidating Financial Information

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

Basis of Presentation

In presenting our condensed consolidating financial statements of XM Holdings and XM, the equity method of accounting has been applied to (i) XM Holdings’ interests in the XM Holdings Guarantor Subsidiaries, (ii) XM’s interests in the XM Guarantor Subsidiaries and (iii) XM’s interests in the XM Non-Guarantor Subsidiaries, where applicable, even though all such subsidiaries meet the requirements to be consolidated under U.S. generally accepted accounting principles. All intercompany balances and transactions between XM Holdings, the XM Holdings Guarantor Subsidiaries, XM Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.”

Our accounting bases in all subsidiaries, including goodwill and identified intangible assets, have been “pushed down” to the applicable subsidiaries.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JUNE 30, 2009

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XM Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$411,809	$—	$16	$—	$—	$411,825	$40	$2,629	$442	$—	$414,936
Accounts receivable, net	39,040	—	—	—	—	39,040	—	—	—	—	39,040
Due from subsidiaries/affiliates	4,822	648,285	58,433	757,107	(1,468,603)	44	—	45,888	5,883	(51,815)	—
Inventory, net	3,634	—	—	—	—	3,634	—	—	—	—	3,634
Prepaid expenses	83,553	—	—	—	—	83,553	—	—	—	—	83,553
Related party current assets	107,004	—	—	—	—	107,004	138	—	—	—	107,142
Other current assets	52,887	—	64	—	—	52,951	5,602	327	(110)	705	59,475

Total current assets	702,749	648,285	58,513	757,107	(1,468,603)	698,051	5,780	48,844	6,215	(51,110)	707,780
Property and equipment, net	519,980	—	(1,528)	—	—	518,452	216,719	59,470	11,679	—	806,320
Investment in subsidiaries/affiliates	2,739,970	—	—	—	(2,739,970)	—	(496,396)	—	—	496,396	—
FCC license	—	2,000,000	—	—	—	2,000,000	—	—	—	—	2,000,000
Restricted investments	250	—	—	—	—	250	—	—	—	—	250
Deferred financing fees, net	39,053	—	—	—	—	39,053	—	—	—	—	39,053
Intangible assets, net	647,936	—	—	—	—	647,936	—	—	—	—	647,936
Related party long-term assets	118,628	—	—	—	—	118,628	—	—	—	—	118,628
Other long-term assets	25,312	—	(100)	—	—	25,212	34,779	752	(221)	2,728	63,250

Total assets	$4,793,878	$2,648,285	$56,885	$757,107	$(4,208,573)	$4,047,582	$(239,118)	$109,066	$17,673	$448,014	$4,383,217

Current liabilities:
Accounts payable and accrued expenses	$189,715	$—	$92	$—	$—	$189,807	$10,794	$266	$87	$(441)	$200,513
Accrued interest	47,022	—	—	—	—	47,022	4,316	—	—	—	51,338
Due to subsidiaries/affiliates	1,554,306	(43,416)	250	12,089	(1,468,603)	54,626	8,754	3,493	492	(10,453)	56,912
Current portion of deferred revenue	461,888	—	—	—	—	461,888	2,776	—	—	—	464,664
Current portion of deferred credit on executory contracts	244,116	—	—	—	—	244,116	—	—	—	—	244,116
Current maturities of long-term debt	41,415	—	—	—	—	41,415	229,864	—	—	—	271,279
Current maturities of long-term related party debt	—	—	—	—	—	—	—	—	—	—	—
Related party current liabilities	57,875	—	—	—	—	57,875	—	—	—	—	57,875

Total current liabilities	2,596,337	(43,416)	342	12,089	(1,468,603)	1,096,749	256,504	3,759	579	(10,894)	1,346,697
Deferred revenue	133,652	—	—	—	—	133,652	28,680	—	—	—	162,332
Deferred credit on executory contracts	918,678	—	—	—	—	918,678	—	—	—	—	918,678
Long-term debt	1,511,494	—	—	—	—	1,511,494	157,340	—	—	—	1,668,834
Long-term related party debt	95,093	—	—	—	—	95,093	—	—	—	—	95,093
Deferred tax liability	103,631	753,292	—	—	—	856,923	76,089	—	—	(37,891)	895,121
Related party long-term liability	21,123	—	—	—	—	21,123	—	—	—	—	21,123
Other long-term liabilities	37,721	—	—	—	—	37,721	—	(1,315)	—	(3,336)	33,070

Total liabilities	5,417,729	709,876	342	12,089	(1,468,603)	4,671,433	518,613	2,444	579	(52,121)	5,140,948

Commitments and contingencies Stockholder’s equity (deficit):
Capital stock	—	—	—	—	—	—	—	—	—	—	—
Accumulated other comprehensive loss	—	—	—	—	—	—	(6,986)	—	—	—	(6,986)
Additional paid-in-capital	(563,333)	1,781,641	55,262	691,811	(2,528,714)	(563,333)	5,989,719	100,271	16,691	446,372	5,989,720
Retained earnings (deficit)	(60,518)	156,768	1,281	53,207	(211,256)	(60,518)	(6,740,464)	6,351	403	53,763	(6,740,465)

Total stockholder’s equity (deficit)	(623,851)	1,938,409	56,543	745,018	(2,739,970)	(623,851)	(757,731)	106,622	17,094	500,135	(757,731)

Total liabilities and stockholder’s equity (deficit)	$4,793,878	$2,648,285	$56,885	$757,107	$(4,208,573)	$4,047,582	$(239,118)	$109,066	$17,673	$448,014	$4,383,217

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF DECEMBER 31, 2008

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XM Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Current assets:
Cash and cash equivalents	$199,938	$—	$15	$—	$—	$199,953	$5,923	$760	$104	$—	$206,740
Accounts receivable, net	52,727	—	—	—	—	52,727	—	—	—	—	52,727
Due from subsidiaries/affiliates	554,882	605,231	55,425	742,499	(1,957,994)	43	—	42,213	5,337	(47,593)	—
Inventory, net	4,489	—	—	—	—	4,489	—	—	—	—	4,489
Prepaid expenses	37,351	—	—	—	—	37,351	—	—	—	—	37,351
Related party current assets	112,232	—	—	—	—	112,232	131	—	—	—	112,363
Other current assets	50,090	—	64	—	—	50,154	155	258	—	(155)	50,412

Total current assets	1,011,709	605,231	55,504	742,499	(1,957,994)	456,949	6,209	43,231	5,441	(47,748)	464,082
Property and equipment, net	577,368	—	3,912	—	—	581,280	221,011	59,454	12,843	—	874,588
Investment in subsidiaries/affiliates	2,625,148	—	—	—	(2,625,148)	—	(351,193)	—	—	351,193	—
FCC license	—	2,000,000	—	—	—	2,000,000	—	—	—	—	2,000,000
Restricted investments	120,250	—	—	—	—	120,250	—	—	—	—	120,250
Deferred financing fees, net	30,303	—	—	—	—	30,303	—	—	—	—	30,303
Intangible assets, net	688,671	—	—	—	—	688,671	—	—	—	—	688,671
Related party long-term assets	124,607	—	—	—	—	124,607	—	—	—	—	124,607
Other long-term assets	12,830	—	—	—	—	12,830	19,400	2,054	—	—	34,284

Total assets	$5,190,886	$2,605,231	$59,416	$742,499	$(4,583,142)	$4,014,890	$(104,573)	$104,739	$18,284	$303,445	$4,336,785

Current liabilities:
Accounts payable and accrued expenses	$237,139	$—	$97	$—	$—	$237,236	$153	$268	$84	$(442)	$237,299
Accrued interest	47,118	—	—	—	—	47,118	3,425	—	—	—	50,543
Due to subsidiaries/affiliates	1,929,803	271	3,121	26,373	(1,957,994)	1,574	—	3,669	493	(5,736)	—
Current portion of deferred revenue	416,931	—	—	—	—	416,931	2,776	—	—	—	419,707
Current portion of deferred credit on executory contracts	234,774	—	—	—	—	234,774	—	—	—	—	234,774
Current portion of long-term debt	135,257	—	—	—	—	135,257	220,482	—	—	—	355,739
Related party current liabilities	83,930	—	—	—	—	83,930	4,057	—	—	(4,057)	83,930

Total current liabilities	3,084,952	271	3,218	26,373	(1,957,994)	1,156,820	230,893	3,937	577	(10,235)	1,381,992
Deferred revenue	101,187	—	—	—	—	101,187	30,068	—	—	—	131,255
Deferred credit on executory contracts	1,037,190	—	—	—	—	1,037,190	—	—	—	—	1,037,190
Long-term debt	1,274,149	—	—	—	—	1,274,149	164,953	—	—	—	1,439,102
Deferred tax liability	134,301	752,174	—	—	—	886,475	—	—	—	—	886,475
Other long-term liabilities	32,805	(38)	—	—	—	32,767	45,067	(1,315)	—	(40,194)	36,325

Total liabilities	5,664,584	752,407	3,218	26,373	(1,957,994)	4,488,588	470,981	2,622	577	(50,429)	4,912,339

Commitments and contingencies
Stockholder’s equity (deficit):
Capital stock	—	—	—	—	—	—	—	—	—	—	—
Accumulated other comprehensive loss	—	—	—	—	—	—	(7,871)	—	—	—	(7,871)
Additional paid-in-capital	(673,156)	1,781,641	55,262	691,811	(2,528,715)	(673,157)	5,870,502	99,347	17,557	556,253	5,870,502
Retained earnings (deficit)	199,458	71,183	936	24,315	(96,433)	199,459	(6,438,185)	2,770	150	(202,379)	(6,438,185)

Total stockholder’s equity (deficit)	(473,698)	1,852,824	56,198	716,126	(2,625,148)	(473,698)	(575,554)	102,117	17,707	353,874	(575,554)

Total liabilities and stockholder’s equity (deficit)	$5,190,886	$2,605,231	$59,416	$742,499	$(4,583,142)	$4,014,890	$(104,573)	$104,739	$18,284	$303,445	$4,336,785

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2009 (SUCCESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XM Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$306,138	$—	$—	$—	$—	$306,138	$694	$2,566	$332	$(2,899)	$306,831
Cost of services	120,333	—	9	—	107	120,449	—	—	—	—	120,449
Sales and marketing	26,797	—	—	—	—	26,797	—	—	—	—	26,797
Subscriber acquisition costs	22,226	—	—	—	—	22,226	—	—	—	—	22,226
General and administrative	36,478	—	—	—	—	36,478	130	334	87	(2,308)	34,721
Engineering, design and development	6,631	—	—	—	—	6,631	—	—	—	—	6,631
Depreciation and amortization	44,907	—	3,441	—	—	48,348	1,092	507	102	—	50,049
Restructuring, impairments and related costs	2,389	—	—	—	—	2,389	24,197	—	—	—	26,586

Total operating expenses	259,761	—	3,450	—	107	263,318	25,419	841	189	(2,308)	287,459

Income (loss) from operations	46,377	—	(3,450)	—	(107)	42,820	(24,725)	1,725	143	(591)	19,372
Other income (expense):
Interest and investment income	446	—	—	—	—	446	144	—	—	—	590
Interest expense, net of amounts capitalized	(83,149)	—	—	—	—	(83,149)	(4,969)	—	—	—	(88,118)
Loss on change in value of embedded derivative	(19,854)	—	—	—	—	(19,854)	55	—	—	—	(19,799)
Loss on extinguishment of debt and credit facilities, net	(107,450)	—	—	—	—	(107,450)	—	—	—	—	(107,450)
Gain (loss) on investments	—	—	—	—	—	—	3,147	—	—	—	3,147
Other income (expense)	(3,770)	43,686	2,903	14,445	(56,899)	365	(165,071)	—	—	165,545	839

Net income (loss) before income taxes	(167,400)	43,686	(547)	14,445	(57,006)	(166,822)	(191,419)	1,725	143	164,954	(191,419)

Benefit from (provision for) income taxes	—	(578)	—	—	—	(578)	(578)	—	—	578	(578)

Net income (loss)	(167,400)	43,108	(547)	14,445	(57,006)	(167,400)	(191,997)	1,725	143	165,532	(191,997)
Add: net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—

Net income (loss): XM Satellite Radio Holdings and Subsidiaries	$(167,400)	$43,108	$(547)	$14,445	$(57,006)	$(167,400)	$(191,997)	$1,725	$143	$165,532	$(191,997)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2008 (PREDECESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XM Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$315,537	$43,840	$2,740	$—	$(46,580)	$315,537	$2,498	$9,039	$2,424	$324	$(11,787)	$318,035
Cost of services	188,295	—	11	—	107	188,413	—	—	—	—	—	188,413
Sales and marketing	59,280	—	—	—	—	59,280	—	—	—	—	—	59,280
Subscriber acquisition costs	69,193	—	—	—	—	69,193	—	—	—	—	—	69,193
General and administrative	43,747	—	—	—	—	43,747	69	—	250	78	(2,129)	42,015
Engineering, design and development	9,414	—	—	—	—	9,414	—	—	—	—	—	9,414
Depreciation and amortization	30,962	—	2,995	—	—	33,957	48	—	347	154	(2,068)	32,438

Total operating expenses	400,891	—	3,006	—	107	404,004	117	—	597	232	(4,197)	400,753

Income (loss) from operations	(85,354)	43,840	(266)	—	(46,687)	(88,467)	2,381	9,039	1,827	92	(7,590)	(82,718)
Other income (expense):
Interest and investment income	856	—	160	14,609	(14,768)	857	(114)	—	—	—	—	743
Interest expense, net of amounts capitalized	(46,260)	—	—	(160)	14,768	(31,652)	(515)	(5,887)	—	—	7,574	(30,480)
Loss on extinguishment of debt and credit facilities, net	—	—	—	—	—	—	—	—	—	—	—	—
Gain (loss) on investments	—	—	—	—	—	—	(4,373)	—	—	—	—	(4,373)
Other income (expense)	11,095	—	151	—	(11,069)	177	(116,278)	—	—	—	117,183	1,082

Net income (loss) before
income taxes	(119,663)	43,840	45	14,449	(57,756)	(119,085)	(118,899)	3,152	1,827	92	117,167	(115,746)

Benefit from (provision for) income taxes	—	(578)	—	—	—	(578)	(673)	—	—	—	578	(673)

Net income (loss)	(119,663)	43,262	45	14,449	(57,756)	(119,663)	(119,572)	3,152	1,827	92	117,745	(116,419)
Add: net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(3,153)	(3,153)

Net income (loss): XM Satellite Radio Holdings and Subsidiaries	$(119,663)	$43,262	$45	$14,449	$(57,756)	$(119,663)	$(119,572)	$3,152	$1,827	$92	$114,592	$(119,572)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 (SUCCESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XM Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$607,677	$—	$—	$—	$—	$607,677	$1,388	$5,135	$664	$(5,800)	$609,064

Cost of services	249,811	—	18	—	214	250,043	—	—	—	—	250,043
Sales and marketing	58,510	—	—	—	—	58,510	—	—	—	—	58,510
Subscriber acquisition costs	48,475	—	—	—	—	48,475	—	—	—	—	48,475
General and administrative	68,883	—	—	—	—	68,883	1,387	646	172	(4,616)	66,472
Engineering, design and development	11,383	—	—	—	—	11,383	—	—	—	—	11,383
Depreciation and amortization	96,189	—	5,440	—	—	101,629	2,099	908	239	—	104,875
Restructuring, impairments and related costs	2,390	—	—	—	—	2,390	24,196	—	—	—	26,586

Total operating expenses	535,641	—	5,458	—	214	541,313	27,682	1,554	411	(4,616)	566,344

Income (loss) from operations	72,036	—	(5,458)	—	(214)	66,364	(26,294)	3,581	253	(1,184)	42,720

Other income (expense):
Interest and investment income	837	—	—	—	—	837	282	—	—	—	1,119
Interest expense, net of amounts capitalized	(144,431)	—	—	—	—	(144,431)	(11,888)	—	—	—	(156,319)
Loss on change in value of embedded derivative	(78,003)	—	—	—	—	(78,003)		—	—	—	(78,003)
Loss on extinguishment of debt and credit facilities, net	(103,871)	—	—	—	—	(103,871)	(4,205)	—	—	—	(108,076)
Gain (loss) on investments	—	—	—	—	—	—	(3,791)	—	—	—	(3,791)
Other income (expense)	(6,545)	86,740	5,804	28,893	(114,609)	283	(255,228)	—	—	256,171	1,226

Net income (loss) before income taxes	(259,977)	86,740	346	28,893	(114,823)	(258,821)	(301,124)	3,581	253	254,987	(301,124)

Benefit from (provision for) income taxes	—	(1,156)	—	—	—	(1,156)	(1,156)	—	—	1,156	(1,156)

Net income (loss)	(259,977)	85,584	346	28,893	(114,823)	(259,977)	(302,280)	3,581	253	256,143	(302,280)

Add: net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—

Net income (loss): XM Satellite Radio Holdings and Subsidiaries	$(259,977)	$85,584	$346	$28,893	$(114,823)	$(259,977)	$(302,280)	$3,581	$253	$256,143	$(302,280)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 (PREDECESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XM Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Revenue	$621,494	$87,081	$5,481	$—	$(92,562)	$621,494	$4,996	$18,025	$6,820	$648	$(25,493)	$626,490

Cost of services	371,557	—	22	—	221	371,800	—	—	—	—	—	371,800
Sales and marketing	108,786	—	—	—	—	108,786	—	—	—	—	—	108,786
Subscriber acquisition costs	140,717	—	—	—	—	140,717	—	—	—	—	—	140,717
General and administrative	86,700	—	—	—	—	86,700	138	—	501	155	(4,259)	83,235
Engineering, design and development	20,435	—	—	—	—	20,435	—	—	—	—	—	20,435
Depreciation and amortization	74,965	—	5,993	—	—	80,958	96	—	695	308	(4,136)	77,921

Total operating expenses	803,160	—	6,015	—	221	809,396	234	—	1,196	463	(8,395)	802,894

Income (loss) from operations	(181,666)	87,081	(534)	—	(92,783)	(187,902)	4,762	18,025	5,624	185	(17,098)	(176,404)

Other income (expense):
Interest and investment income	2,112	—	319	29,217	(29,535)	2,113	306	—	—	—	—	2,419
Interest expense, net of amounts capitalized	(91,500)	—	—	(319)	29,535	(62,284)	(1,027)	(11,635)	—	—	15,139	(59,807)
Loss on extinguishment of debt and credit facilities, net	—	—	—	—	—	—	—	—	—	—	—	—
Gain (loss) on investments	—	—	—	—	—	—	(8,550)	—	—	—	—	(8,550)
Other income (expense)	21,746	—	151	—	(21,976)	(79)	(243,328)	—	—	—	244,302	895

Net income (loss) before income taxes	(249,308)	87,081	(64)	28,898	(114,759)	(248,152)	(247,837)	6,390	5,624	185	242,343	(241,447)

Benefit from (provision for) income taxes	—	(1,156)	—	—	—	(1,156)	(1,004)	—	—	—	1,156	(1,004)

Net income (loss)	(249,308)	85,925	(64)	28,898	(114,759)	(249,308)	(248,841)	6,390	5,624	185	243,499	(242,451)

Add: net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(6,390)	(6,390)

Net income (loss): XM Satellite Radio Holdings and Subsidiaries	$(249,308)	$85,925	$(64)	$28,898	$(114,759)	$(249,308)	$(248,841)	$6,390	$5,624	$185	$237,109	$(248,841)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF STOCKHOLDER’S DEFICIT AND COMPREHENSIVE LOSS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XM Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Balance at December 31, 2008	$(473,697)	$1,852,825	$56,198	$716,125	$(2,625,148)	$(473,697)	$(575,554)	$102,117	$17,707	$353,873	$(575,554)
Net income (loss)	(259,977)	85,584	346	28,893	(114,823)	(259,977)	(302,280)	3,581	253	256,143	(302,280)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	548	—	—	—	548
Foreign currency translation adjustment	—	—	—	—	—	—	337	—	—	—	337

Comprehensive loss							(301,395)				(301,395)
Contributions (distributions) to (from) paid-in capital	109,823	—	—	—	—	109,823	119,218	924	(866)	(109,881)	119,218

Balance at June 30, 2009	$(623,851)	$1,938,409	$56,544	$745,018	$(2,739,971)	$(623,851)	$(757,731)	$106,622	$17,094	$500,135	$(757,731)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 (SUCCESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XM Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash (used in) provided by operating activities	$99,879	$—	$1	$—	$—	$99,880	$(684)	$1,869	$339	$—	$101,404

Cash flows from investing activities:
Additions to property and equipment	(3,994)	—	—	—	—	(3,994)	(127)	—	—	—	(4,121)
Sale of restricted and other investments	—	—	—	—	—	—	—	—	—	—	—

Net cash (used in) provided by investing activities	(3,994)	—	—	—	—	(3,994)	(127)	—	—	—	(4,121)

Cash flows from financing activities:
Long-term borrowings, net of costs	387,427	—	—	—	—	387,427	—	—	—	—	387,427
Related party long-term borrowings, net of costs	95,093	—	—	—	—	95,093	—	—	—	—	95,093
Repayment of long-term borrowings	(255,035)	—	—	—	—	(255,035)	—	—	—	—	(255,035)
Repayment of long-term related party borrowings	(100,000)	—	—	—	—	(100,000)	—	—	—	—	(100,000)
Payment of premiums on redemption of debt	(11,500)	—	—	—	—	(11,500)	(5,072)	—	—	—	(16,572)

Net cash provided by (used in) financing activities	115,985	—	—	—	—	115,985	(5,072)	—	—	—	110,913

Net increase (decrease) in cash and cash equivalents	211,870	—	1	—	—	211,871	(5,883)	1,869	339	—	208,196
Cash and cash equivalents at beginning of period	199,938	—	15	—	—	199,953	5,923	760	104	—	206,740

Cash and cash equivalents at end of period	$411,808	$—	$16	$—	$—	$411,824	$40	$2,629	$443	$—	$414,936

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - Continued

(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES

UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 (PREDECESSOR ENTITY)

(in thousands)	XM Satellite Radio Inc.	XM Radio Inc.	XM Equipment Leasing LLC	XM Non- Guarantor Subsidiaries	Eliminations	Consolidated XM Satellite Radio Inc.	XM Satellite Radio Holdings Inc.	Satellite Leasing (702-4), LLT	XM 1500 Eckington LLC	XM Investment LLC	Eliminations	Consolidated XM Satellite Radio Holdings Inc.
Net cash (used in) provided by operating activities	$(238,275)	$—	$5,198	$—	$—	$(233,077)	$(5,385)	$5,937	$(1)	$—	$(2,488)	$(235,014)
Cash flows from investing activities:
Additions to property and equipment	(20,624)	—	—	—	—	(20,624)	(6,823)	—	—	—	—	(27,447)
Purchases of restricted and other investments	—	—	—	—	—	—	(9,450)	—	—	—	—	(9,450)
Sale of restricted and other investments	25	—	—	—	—	25	—	—	—	—	—	25

Net cash (used in) provided by investing activities	(20,599)	—	—	—	—	(20,599)	(16,273)	—	—	—	—	(36,872)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	956	—	—	—	—	956
Capital contributions from Holdings	13,125	—	—	—		13,125	(13,125)	—	—	—	—	—
Long-term borrowings, net of costs	340,634	—	—	—	—	340,634	—	—	—	—	—	340,634
Payments to minority interest holder	—	—	—	—	—	—	—	(5,937)	—	—	—	(5,937)
Repayment of long-term borrowings	(31,445)	—	(5,185)	—	—	(36,630)	—	—	—	—	2,488	(34,142)
Other, net	—	—	—	—	—	—	(2,458)	—	—	—	—	(2,458)

Net cash provided by (used in) financing activities	322,314	—	(5,185)	—	—	317,129	(14,627)	(5,937)	—	—	2,488	299,053

Net increase (decrease) in cash and cash equivalents	63,440	—	13	—	—	63,453	(36,285)	—	(1)	—	—	27,167
Cash and cash equivalents at beginning of period	100,111	—	11	—	—	100,122	56,554	—	10	—	—	156,686

Cash and cash equivalents at end of period	$163,551	$—	$24	$—	$—	$163,575	$20,269	$—	$9	$—	$—	$183,853

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

We broadcast our music, sports, news, talk, entertainment, traffic and weather channels in the United States on a subscription fee basis through our proprietary satellite radio system. On July 28, 2008, XM Satellite Radio Holdings Inc. merged with and into Vernon Merger Corporation, a wholly owned subsidiary of SIRIUS; and as a result, XM Satellite Radio Holdings Inc. is now a wholly owned subsidiary of SIRIUS. Our system consists of four in-orbit satellites, over 700 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. Subscribers can also receive certain of our music and other channels over the Internet.

Our satellite radios are primarily distributed through automakers (“OEMs”), national, regional and specialty retail locations, pre-owned vehicle retailers and through our website. We have agreements with major automakers to offer satellite radios as factory or dealer-installed equipment in their vehicles. Our radios are also offered to customers of rental car companies.

As of June 30, 2009, we had 9,641,800 subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle; certain radios activated for daily rental fleet programs; subscribers to XM Radio Online, our Internet service; and certain subscribers to our weather, traffic and data services.

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

Unaudited Actual and Pro Forma Information

Our discussion of our unaudited pro forma information includes non-GAAP financial results that assume the Merger occurred on January 1, 2008. These financial results exclude the impact of purchase price accounting adjustments and refinancing transactions related to the Merger. The discussion also includes the following non-GAAP financial measures: average self-pay monthly churn; conversion rate; average monthly revenue per subscriber, or ARPU; subscriber acquisition cost, or SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; free cash flow; and adjusted income (loss) from operations. We believe this non-GAAP financial information provides meaningful supplemental information regarding our operating performance and is used for internal management purposes, when publicly providing the business outlook, and as a means to evaluate period-to-period comparisons. Please refer to the footnotes (pages 49 through 58) following our discussion of results of operations for the definitions and a further discussion of the usefulness of such non-GAAP financial information and reconciliation to GAAP.

Subscriber and Key Operating Metrics. The following tables contain our pro forma subscriber and key operating metrics for the three and six months ended June 30, 2009 and 2008, respectively:

Unaudited Actual and Pro Forma Quarterly Subscribers and Metrics:

	Unaudited
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Beginning subscribers	9,656,062	9,850,741	9,330,212	9,026,837
Gross subscriber additions	754,727	1,455,676	1,082,368	2,120,602
Deactivated subscribers	(768,989)	(1,664,617)	(759,889)	(1,494,748)

Net additions	(14,262)	(208,941)	322,479	625,854

Ending subscribers	9,641,800	9,641,800	9,652,691	9,652,691

Retail	3,952,790	3,952,790	4,509,138	4,509,138
OEM	5,602,687	5,602,687	5,053,945	5,053,945
Rental	86,323	86,323	89,608	89,608

Ending subscribers	9,641,800	9,641,800	9,652,691	9,652,691

Retail	(169,892)	(366,842)	(37,574)	(88,868)
OEM	161,526	159,963	348,444	686,309
Rental	(5,896)	(2,062)	11,609	28,413

Net additions	(14,262)	(208,941)	322,479	625,854

Self-pay	8,921,031	8,921,031	8,686,843	8,686,843
Paid promotional	720,769	720,769	965,848	965,848

Ending subscribers	9,641,800	9,641,800	9,652,691	9,652,691

Self-pay	(70,147)	(174,548)	271,106	498,561
Paid promotional	55,885	(34,393)	51,373	127,293

Net additions	(14,262)	(208,941)	322,479	625,854

Daily weighted average number of subscribers	9,628,373	9,677,490	9,491,606	9,330,473

	Unaudited
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Average self-pay monthly churn (1)(7)	2.0%	2.1%	1.7%	1.7%
Conversion rate (2)(7)	48.0%	48.4%	52.7%	53.0%
ARPU (3)(7)	$10.80	$10.69	$10.61	$10.62
SAC, as adjusted, per gross subscriber addition (4)(7)	$44	$46	$65	$69
Customer service and billing expenses, as adjusted, per average subscriber (5)(7)	$1.07	$1.11	$1.25	$1.23
Total revenue	$323,838	$644,573	$318,035	$626,490
Free cash flow (6)(7)	$59,781	$97,283	$(137,872)	$(262,436)
Adjusted income (loss) from operations (8)	$71,201	$124,858	$(37,333)	$(68,032)
Net loss	$(167,687)	$(216,082)	$(119,572)	$(248,841)

Note: See pages 49 through 58 for footnotes.

Subscribers. At June 30, 2009 we had 9,641,800 subscribers, a decrease of 10,891 subscribers, or less than 1%, from the 9,652,691 subscribers as of June 30, 2008. The decrease was principally the result of 245,079 fewer paid promotional trials due to the decline in the North American auto sales. This decline was partially offset by an increase of 234,188 in self pay subscribers. Gross subscriber additions decreased approximately 30% during the three months ended June 30, 2009 compared to the three months ended June 30, 2008. OEM gross subscriber additions decreased due to the 32% decline in the North American automobile sales and retail gross subscriber additions decreased due to declines in consumer spending. Deactivation rates for self-pay subscriptions in the quarter increased to 2.0% per month compared to 2008 reflecting reductions in consumer discretionary spending, subscriber response to our increase in prices for multi-subscription accounts, the institution of a monthly charge for our streaming service and channel line-up changes in 2008; deactivations due to non-conversions of subscribers in paid promotional trial periods increased as production penetration rates increased.

ARPU. ARPU is derived from total earned subscriber revenue and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. See accompanying footnotes for more details.

•

Three Months: For the three months ended June 30, 2009 and 2008, total ARPU was $10.80 and $10.61, respectively. The increase was driven mainly by the sale of “Best of” programming, increased rates on our multi-subscription packages and revenues earned on our internet streaming packages, partially offset by lower ad revenue.

•

Six Months: For the six months ended June 30, 2009 and 2008, total ARPU was $10.69 and $10.62, respectively. Increases in subscriber revenue were driven mainly by the sale of “Best of” programming, increased rates on our multi-subscription packages and revenues earned on our internet streaming packages, partially offset by lower ad revenue.

SAC, As Adjusted, Per Gross Subscriber Addition. SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense divided by the number of gross subscriber additions for the period. See accompanying footnotes for more details.

•

Three Months: For the three months ended June 30, 2009 and 2008, SAC, as adjusted, per gross subscriber addition was $44 and $65, respectively. The decrease in SAC was primarily driven by fewer OEM installations relative to gross subscriber additions, decreased production of certain radios and lower OEM subsidies compared to the three months ended June 30, 2008.

•

Six Months: For the six months ended June 30, 2009 and 2008, SAC, as adjusted, per gross subscriber addition was $46 and $69, respectively. The decrease was primarily driven by fewer OEM installations relative to gross subscriber additions, lower OEM subsidies and higher aftermarket inventory reserves in the 2008 period.

Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber. Customer service and billing expenses, as adjusted, per weighted average subscriber is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. See accompanying footnotes for more details.

•

Three Months: For the three months ended June 30, 2009 and 2008, customer service and billing expenses, as adjusted, per weighted average subscriber was $1.07 and $1.25, respectively. The decline was primarily due to decreases in personnel costs and customer call center expenses across a larger subscriber base.

•

Six Months: For the six months ended June 30, 2009 and 2008, customer service and billing expenses, as adjusted, per weighted average subscriber was $1.11 and $1.23, respectively. The decline was primarily due to decreases in personnel costs and customer call center expenses across a larger subscriber base.

Adjusted Income (Loss) from Operations. We refer to net loss before interest and investment income; interest expense, net of amounts capitalized; income tax expense, loss on extinguishment of debt and credit facilities, net; gain (loss) on investments, other expense (income), restructuring, impairments and related costs, depreciation and amortization, and share-based payment expense as adjusted income (loss) from operations. See accompanying footnotes for more details.

•

Three Months: For the three months ended June 30, 2009 and 2008, our adjusted income (loss) from operations was $71,201 and ($37,333), respectively. Adjusted income (loss) from operations was favorably impacted by an increase of 2%, or $5,803, in revenues and a decrease of 29%, or $102,731, in total expense categories included in adjusted income (loss) from operations. The increase in revenue is due mainly to an increase in weighted average subscribers as well as increased rates on multi-subscription packages, revenues earned on internet streaming packages and the sale of “Best of” programming. The decreases in expenses were primarily driven by lower Subscriber acquisition costs, lower Sales and marketing discretionary spend, savings in Programming and content expenses, and lower legal and consulting costs in General and administrative expenses.

•

Six Months: For the six months ended June 30, 2009 and 2008, our adjusted income (loss) from operations was $124,858 and ($68,032), respectively. Adjusted income (loss) from operations was favorably impacted by an increase of 3%, or

$18,083, in revenues and a decrease of 25%, or $174,807, in total expense categories included in adjusted income (loss) from operations. The increase in revenue is due mainly to an increase in weighted average subscribers as well as increased rates on multi-subscription packages, revenues earned on internet streaming packages and the sale of “Best of” programming. The decreases in expenses were primarily driven by lower Subscriber acquisition costs, lower Sales and marketing discretionary spend, savings in Programming and content expenses, and lower legal and consulting costs in General and administrative expenses.

Unaudited Pro Forma Results of Operations. Set forth below are certain pro forma items that give effect to the Merger as if it had occurred on January 1, 2008. The pro forma information below does not give effect to any adjustments as a result of the purchase price accounting for the Merger. See footnote 8 (pages 50 to 51) for a reconciliation of net loss to adjusted income (loss) from operations.

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Revenue:
Subscriber revenue, including effects of rebates	$307,054	$611,207	$291,772	$575,187
Advertising revenue, net of agency fees	4,807	9,328	10,432	19,550
Equipment revenue	6,107	12,024	7,491	11,812
Other revenue	5,870	12,014	8,340	19,941

Total revenue	323,838	644,573	318,035	626,490
Operating expenses:
Satellite and transmission	11,286	25,109	18,775	37,482
Programming and content	44,278	90,289	47,784	96,803
Revenue share and royalties	68,245	138,656	73,586	142,408
Customer service and billing	31,020	64,372	35,636	69,057
Cost of equipment	3,442	6,907	9,055	17,606
Sales and marketing	28,514	62,363	56,657	102,509
Subscriber acquisition costs	35,563	72,454	69,193	140,717
General and administrative	24,223	49,704	36,970	71,669
Engineering, design and development	6,066	9,861	7,712	16,271
Depreciation and amortization	19,009	42,950	32,438	77,921
Share-based payment expense	15,371	27,555	12,947	30,451
Restructuring, impairments and related costs	26,586	26,586	—	—

Total operating expenses	313,603	616,806	400,753	802,894

Income (loss) from operations	10,235	27,767	(82,718)	(176,404)
Other expense	(177,344)	(242,693)	(33,028)	(65,043)

Loss before income taxes	(167,109)	(214,926)	(115,746)	(241,447)
Income tax expense	(578)	(1,156)	(673)	(1,004)

Net loss	(167,687)	(216,082)	(116,419)	(242,451)
Add: net loss attributable to noncontrolling interests	—	—	(3,153)	(6,390)

Net loss - XM Satellite Radio Holdings Inc. and Subsidiaries	$(167,687)	$(216,082)	$(119,572)	$(248,841)

Highlights for the Three Months Ended June 30, 2009. Our revenue grew 2%, or $5,803, in the three months ended June 30, 2009 compared to the same period in 2008. This revenue growth was driven by a 1% growth in weighted average subscribers, the sale of “Best of” programming and rate increases on our multi-subscription and Internet packages resulting in the growth of Subscriber revenue by 5%, or $15,282, in the three months ended June 30, 2009 compared to the same period in 2008. Advertising revenue decreased 54%, or $5,625, in the three months ended June 30, 2009 compared to the same period in 2008. The decrease in advertising revenue was driven by the decline in the national radio advertising market and the current economic environment. Equipment revenue decreased 18%, or $1,384, in the three months ended June 30, 2009 compared to the same period in 2008. The decrease in equipment revenue was driven by declines in sales through our direct to consumer distribution channel. Other revenue decreased 30%, or $2,470, in the three months ended June 30, 2009 compared to the same period in 2008. The overall increase in revenue, combined with a decrease of 29%, or $102,731, in adjusted operating costs (total operating expense excluding restructuring, impairments and related costs, depreciation and amortization and share-based payment expense), resulted in improved adjusted income (loss) from operations of $71,201 in the three months ended June 30, 2009 compared to ($37,333) in the same three month period in 2008.

Satellite and transmission costs decreased 40%, or $7,489, in the three months ended June 30, 2009 compared to the same period in 2008 due to reductions in maintenance costs, repeater lease expense, and personnel costs. Programming and content costs decreased 7%, or $3,506, in the three months ended June 30, 2009 compared to the same period in 2008, due mainly to reductions in personnel and on-air talent costs as well as savings on certain content agreements. Revenue share and royalties decreased by 7%, or $5,341, while maintaining a relatively flat percentage of revenue in the three months ended June 30, 2009 compared to the same period in 2008. Customer service and billing costs decreased by 13%, or $4,616, in the three months ended June 30, 2009 compared to the same period in 2008. Cost of equipment decreased by 62%, or $5,613, in the three months ended June 30, 2009 compared to the same period in 2008 as a result of a decrease in direct to customer sales and lower inventory write-downs. Sales and marketing costs decreased 50%, or $28,143, and have decreased as a percentage of revenue to 9% from 18% in the three months ended June 30, 2009 compared to the same period in 2008 due to reduced advertising and cooperative marketing spend, as well as, reductions to personnel costs and third party distribution support expenses.

Subscriber acquisition costs decreased 49%, or $33,630, and decreased as a percentage of revenue to 11% from 22% in the three months ended June 30, 2009 compared to the same period in 2008. This improvement was driven by fewer OEM installations relative to gross subscriber additions, lower OEM subsidies and decreased production of certain radios compared to the three months ended June 30, 2008. Subscriber acquisition costs also decreased as a result of the 30% decline in gross additions during the three months ended June 30, 2009.

General and administrative costs decreased 34%, or $12,747, mainly due to the absence of charges related to certain legal and regulatory matters incurred in 2008 and lower personnel costs. Engineering, design and development costs decreased 21%, or $1,646, in the three months ended June 30, 2009 compared to the same period in 2008, due to lower costs associated with manufacturing of radios, OEM tooling and manufacturing, and personnel.

Restructuring, impairments and related costs increased $26,586 mainly due to a loss of $24,196 on capitalized installment payments, which are expected to provide no future benefit due to the counterparty’s bankruptcy filing, for the launch of a satellite.

Other expenses increased 437%, or $144,316, in the three months ended June 30, 2009 compared to the same period in 2008 driven mainly by the loss on extinguishment of debt and credit facilities of $107,450, and an increase in interest expense of $43,990, offset by an increase of $7,520 in gain on investments. The loss on the extinguishment of debt and credit facilities was incurred on the full repayment of our Amended and Restated Credit Agreement and termination of our Second-Lien Credit Agreement. Interest expense increased due primarily to the issuance of the 13% Senior Notes due 2013 and the 7% Exchangeable Senior Subordinated Notes due 2014 in the third quarter of 2008 and the Amended and Restated Credit Agreement in the first quarter of 2009.

Highlights for the Six Months Ended June 30, 2009. Our revenue grew 3%, or $18,083, in the six months ended June 30, 2009 compared to the same period in 2008. This revenue growth was driven by a 4% growth in weighted average subscribers. Subscriber revenue grew 6%, or $36,020, in the six months ended June 30, 2009 compared to the same period in 2008. Advertising revenue decreased 52%, or $10,222, in the six months ended June 30, 2009 compared to the same period in 2008. The decrease in advertising revenue was driven by the decline in the current economic environment and the national radio advertising market. Equipment revenue increased 2%, or $212, in the six months ended June 30, 2009 compared to the same period in 2008. The increase in equipment revenue was primarily due to the reduction in incentives offered at the time of purchase. Other revenue decreased 40%, or $7,927, in the six months ended June 30, 2009 compared to the same period in 2008. The overall increase in revenue, combined with a decrease of 25%, or $174,807, in adjusted operating costs (total operating expenses excluding restructuring, impairments and related costs, depreciation and amortization and share-based payment expense), resulted in improved adjusted income (loss) from operations of $124,858 in the six months ended June 30, 2009 compared to ($68,032) in the same period in 2008.

Satellite and transmission costs decreased 33%, or $12,373, in the six months ended June 30, 2009 compared to the same period in 2008 due to reductions in maintenance costs, repeater lease expense, and personnel costs. Programming and content costs decreased 7%, or $6,514, in the six months ended June 30, 2009 compared to the same period in 2008, due mainly to reductions in personnel and on-air talent costs as well as savings on certain content agreements. Revenue share and royalties decreased by 3%, or $3,752, while maintaining a relatively flat percentage of revenue in the six months ended June 30, 2009 compared to the same period in 2008. Customer service and billing costs decreased by 7%, or $4,685, in the six months ended June 30, 2009 compared to the same period in 2008 due to scale efficiencies over a larger average subscriber base. Cost of equipment decreased by 61%, or $10,699, in the six months ended June 30, 2009 compared to the same period in 2008 as a result of a decrease in direct to customer sales and lower inventory write-downs. Sales and marketing costs decreased 39%, or $40,146, and have decreased as a percentage of revenue to 10% from 16% in the six months ended June 30, 2009 compared to the same period in 2008 due to reduced advertising and cooperative marketing spend as well as reductions to personnel costs and third party distribution support expenses.

Subscriber acquisition costs decreased 49%, or $68,263, and decreased as a percentage of revenue to 11% from 22% in the six months ended June 30, 2009 compared to the same period in 2008. This improvement was driven by a 33% improvement in SAC, as adjusted, per gross addition due to fewer OEM installations relative to gross subscriber additions, lower OEM subsidies and lower production of certain radios compared to the six months ended June 30, 2008. Subscriber acquisition costs also decreased as a result of the 31% decline in gross additions during the six months ended June 30, 2009.

General and administrative costs decreased 31%, or $21,965, mainly due to the absence of charges related to certain legal and regulatory matters incurred in 2008 and lower personnel costs. Engineering, design and development costs decreased 39%, or $6,410, in the six months ended June 30, 2009 compared to the same period in 2008, due to lower costs associated with manufacturing of radios, OEM tooling and manufacturing, and personnel.

Restructuring, impairments and related costs increased $26,586 mainly due to a loss of $24,196 on capitalized installment payments, which are expected to provide no future benefit due to the counterparty’s bankruptcy filing, for the launch of a satellite.

Other expenses increased 273%, or $177,650, in the six months ended June 30, 2009 compared to the same period in 2008 driven mainly by the loss on extinguishment of debt and credit facilities of $108,076, an increase in interest expense of $73,364. The loss on the extinguishment of debt and credit facilities was incurred on the full repayment of our Amended and Restated Credit Agreement and termination of our Second-Lien Credit Agreement. Interest expense increased due primarily to the issuance of the 13% Senior Notes due 2013 and the 7% Exchangeable Senior Subordinated Notes due 2014 in the third quarter of 2008 and the Amended and Restated Credit Agreement in the first quarter of 2009.

Unaudited Actual Results of Operations

Our discussion of our results of operations, along with the selected financial information in the tables that follow, includes the following non-GAAP financial measures: average self-pay monthly churn; conversion rate; average monthly revenue per subscriber, or ARPU; subscriber acquisition cost, or SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; free cash flow; and adjusted income (loss) from operations. We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used for internal management purposes, when publicly providing the business outlook, and as a means to evaluate period-to-period comparisons. Please refer to the footnotes (pages 49 through 58) following our discussion of results of operations for the definitions and a further discussion of the usefulness of such non-GAAP financial measures.

Subscriber and Key Operating Metrics:

The following tables contain our subscriber and key operating metrics for the three and six months ended June 30, 2009 and 2008:

Unaudited Actual Quarterly Subscribers and Metrics:

	Unaudited
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Beginning subscribers	9,656,062	9,850,741	9,330,212	9,026,837
Gross subscriber additions	754,727	1,455,676	1,082,368	2,120,602
Deactivated subscribers	(768,989)	(1,664,617)	(759,889)	(1,494,748)

Net additions	(14,262)	(208,941)	322,479	625,854

Ending subscribers	9,641,800	9,641,800	9,652,691	9,652,691

Retail	3,952,790	3,952,790	4,509,138	4,509,138
OEM	5,602,687	5,602,687	5,053,945	5,053,945
Rental	86,323	86,323	89,608	89,608

Ending subscribers	9,641,800	9,641,800	9,652,691	9,652,691

Retail	(169,892)	(366,842)	(37,574)	(88,868)
OEM	161,526	159,963	348,444	686,309
Rental	(5,896)	(2,062)	11,609	28,413

Net additions	(14,262)	(208,941)	322,479	625,854

Self-pay	8,921,031	8,921,031	8,686,843	8,686,843
Paid promotional	720,769	720,769	965,848	965,848

Ending subscribers	9,641,800	9,641,800	9,652,691	9,652,691

Self-pay	(70,147)	(174,548)	271,106	498,561
Paid promotional	55,885	(34,393)	51,373	127,293

Net additions	(14,262)	(208,941)	322,479	625,854

Daily weighted average number of subscribers	9,628,373	9,677,490	9,491,606	9,330,473

	Unaudited
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Average self-pay monthly churn (1)(7)	2.0%	2.1%	1.7%	1.7%
Conversion rate (2)(7)	48.0%	48.4%	52.7%	53.0%
ARPU (7)(10)	$10.27	$10.14	$10.61	$10.62
SAC, as adjusted, per gross subscriber addition (7)(11)	$26	$30	$65	$69
Customer service and billing expenses, as adjusted, per average subscriber (7)(12)	$1.07	$1.11	$1.25	$1.23
Total revenue	$306,831	$609,064	$318,035	$626,490
Free cash flow (7)(13)	$59,781	$97,283	$(137,872)	$(262,436)
Adjusted income (loss) from operations (14)	$110,076	$199,113	$(37,333)	$(68,032)
Net loss	$(191,997)	$(302,280)	$(119,572)	$(248,841)

Note: See pages 49 through 58 for footnotes.

Subscribers. At June 30, 2009 we had 9,641,800 subscribers, a decrease of 10,891 subscribers, or less than 1%, from the 9,652,691 subscribers as of June 30, 2008. The decrease was principally the result of 245,079 fewer paid promotional trials due to the decline in the North American auto sales. This decline was partially offset by an increase of 234,188 in self pay subscribers. Gross subscriber additions decreased approximately 30% during the three months ended June 30, 2009 compared to the three months ended June 30, 2008. OEM gross subscriber additions decreased due to the 32% decline in the North American automobile sales and retail gross subscriber additions decreased due to declines in consumer spending. Deactivation rates for self-pay subscriptions in the quarter increased to 2.0% per month compared to 2008 reflecting reductions in consumer discretionary spending, subscriber response to our recent increase in prices for multi-subscription accounts, the institution of a monthly charge for our streaming service and channel line-up changes in November 2008; deactivations due to non-conversions of subscribers in paid promotional trial periods increased as production penetration rates increased.

ARPU. ARPU is derived from total earned subscriber revenue and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. See accompanying footnotes for more details.

•

Three Months: For the three months ended June 30, 2009 and 2008, total ARPU was $10.27 and $10.61 for the three months ended June 30, 2009 and 2008, respectively. The decrease was driven by the decrease in advertising revenues and the effect of purchase price accounting.

•

Six Months: For the six months ended June 30, 2009 and 2008, total ARPU was $10.14 and $10.62 for the six months ended June 30, 2009 and 2008, respectively. The decrease was driven by the decrease in advertising revenues and the effect of purchase price accounting.

We expect ARPU to fluctuate based on the growth of our subscriber base, promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices, advertising sales and the identification of additional revenue from subscribers.

SAC, As Adjusted, Per Gross Subscriber Addition. SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense divided by the number of gross subscriber additions for the period. See accompanying footnotes for more details.

•

Three Months: For the three months ended June 30, 2009 and 2008, SAC, as adjusted, per gross subscriber addition was $26 and $65, respectively. The decrease was primarily driven by the effect of purchase price accounting adjustments, lower OEM subsidies and improved equipment margins.

•

Six Months: For the six months ended June 30, 2009 and 2008, SAC, as adjusted, per gross subscriber addition was $30 and $69, respectively. The decrease was primarily driven by the effect of purchase price accounting adjustments, lower OEM subsidies and improved equipment margins.

We expect SAC, as adjusted, per gross subscriber addition to decline as the costs of subsidized components of XM radios decrease in the future. Our SAC, as adjusted, per gross subscriber addition will continue to be impacted by changes in our mix of OEM and retail additions.

Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber. Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. See accompanying footnotes for more details.

•

Three Months: For the three months ended June 30, 2009 and 2008, customer service and billing expenses, as adjusted, per weighted average subscriber was $1.07 and $1.25 for the three months ended June 30, 2009 and 2008, respectively. The decline was primarily due to decreases in personnel costs and customer call center expenses.

•

Six Months: For the six months ended June 30, 2009 and 2008, customer service and billing expenses, as adjusted, per weighted average subscriber was $1.11 and $1.23 for the six months ended June 30, 2009 and 2008, respectively. The decline was primarily due to decreases in personnel costs and customer call center expenses.

We expect customer service and billing expenses, as adjusted, per average subscriber to decrease on an annual basis as our subscriber base grows due to scale efficiencies in our call centers and other customer care and billing operations.

Adjusted Income (Loss) from Operations. We refer to net loss before interest and investment income, interest expense net of amounts capitalized, income tax expense, loss on extinguishment of debt and credit facilities, net, loss on investments, other expense (income), restructuring, impairments and related cost, depreciation and amortization, and share related payment expense as adjusted income (loss) from operations.

•

Three Months: For the three months ended June 30, 2009 and 2008, our adjusted income (loss) from operations was $110,076 and ($37,333), respectively, an increase of $147,409. The increase was primarily driven by improvements in operating expenses, excluding restructuring, impairments and related cost, depreciation and amortization and share-based payment expense, of $158,613, offset slightly by a decrease in total revenue of $11,204.

•

Six Months: For the six months ended June 30, 2009 and 2008, our adjusted income (loss) from operations was $199,113 and ($68,032), respectively, an increase of $267,145. The increase was primarily driven by improvements in operating expenses, excluding restructuring, impairments and related cost, depreciation and amortization and share-based payment expense, of $284,571 offset slightly by a decrease in total revenue of $17,426.

Three and Six Months Ended June 30, 2009 Compared with Three and Six Months Ended June 30, 2008 — Actual

Total Revenue

Subscriber Revenue. Subscriber revenue includes subscription fees, activation fees and the effects of rebates.

•

Three Months: For the three months ended June 30, 2009 and 2008, subscriber revenue was $291,859 and $291,772, respectively, an increase of less than 1% or $87. The increase was attributable to the sale of “Best of” programming and rate increases on our multi-subscription and Internet packages, offset by the effect from purchase price accounting adjustments.

•

Six Months: For the six months ended June 30, 2009 and 2008, subscriber revenue was $579,324 and $575,187, respectively, an increase of 1% or $4,137. The increase was attributable to increase in average subscribers from 2008, the sale of “Best of” programming and rate increases on our multi-subscription and Internet packages, offset by the effect from purchase price accounting adjustments.

The following table contains a breakdown of our subscriber revenue for the periods presented:

	Successor Entity		Predecessor Entity
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Subscription fees	$291,151	$578,076	$287,182	$565,702
Activation fees	818	1,387	5,044	10,188
Effect of rebates	(110)	(139)	(454)	(703)

Total subscriber revenue	$291,859	$579,324	$291,772	$575,187

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

•

Three Months: For the three months ended June 30, 2009 and 2008, net advertising revenue was $4,807 and $10,432, respectively, which represents a decrease of 54% or $5,625. The decrease was driven by the current economic environment.

•

Six Months: For the six months ended June 30, 2009 and 2008, net advertising revenue was $9,328 and $19,550, respectively, which represents a decrease of 52% or $10,222. The decrease was driven by the current economic environment.

Our advertising revenue is subject to fluctuation based on the national economic environment. We believe these general economic conditions have negatively affected our advertising revenue in recent quarters. We expect advertising revenue to grow as our subscribers increase, as we continue to improve brand awareness and content, and as we increase the size and effectiveness of our advertising sales force.

Equipment Revenue. Equipment revenue includes revenue and royalties from the sale of radios, components and accessories.

•

Three Months: For the three months ended June 30, 2009 and 2008, equipment revenue was $6,107 and $7,491, respectively, a decrease of 18% or $1,384. The decrease was primarily due to fewer radios sold through our direct to consumer distribution channel.

•

Six Months: For the six months ended June 30, 2009 and 2008, equipment revenue was $12,024 and $11,812, respectively, an increase of 2% or $212. The increase was primarily due to an increase in royalties partially offset by a decrease in the number of radios sold through our direct to consumer distribution channel.

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

•

Three Months: For the three months ended June 30, 2009 and 2008, other revenue was $4,058 and $8,340, respectively, a decrease of 51% or $4,282. The decrease was primarily due to the effect of purchase price accounting and decreases in content licensing fees and recording reveue.

•

Six Months: For the six months ended June 30, 2009 and 2008, other revenue was $8,388 and $19,941, respectively, a decrease of 58% or $11,553. The decrease was primarily due to the effect of purchase price accounting and decreases in content licensing fees and recording revenue.

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

•

Three Months: For the three months ended June 30, 2009 and 2008, satellite and transmission expenses were $11,362 and $19,780, respectively, a decrease of 43% or $8,418. The decrease was primarily due to lower maintenance and repeater network expenses as well as lower personnel costs.

•

Six Months: For the six months ended June 30, 2009 and 2008, satellite and transmission expenses were $25,468 and $39,922, respectively, a decrease of 36% or $14,454. The decrease was primarily due to lower maintenance and repeater network expenses as well as lower personnel costs.

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

•

Three Months: For the three months ended June 30, 2009 and 2008, programming and content expenses were $27,893 and $49,604, respectively, a decrease of 44% or $21,711. The decrease was primarily attributable to the lower costs recognized subsequent to the Merger due to the impact of purchase price accounting adjustments, reductions in personnel and on-air talent costs, as well as savings on various content agreements.

•

Six Months: For the six months ended June 30, 2009 and 2008, programming and content expenses were $56,542 and $101,166, respectively, a decrease of 44% or $44,624. The decrease was primarily attributable to the lower costs recognized subsequent to the Merger due to the impact of purchase price accounting adjustments, reductions in personnel and on-air talent costs, as well as savings on various content agreements.

Our programming and content expenses, excluding share-based payment expenses, are expected to decrease as a result of the Merger, as we reduce duplicate programming and content costs .

Revenue Share and Royalties. Revenue share and royalties include distribution and content provider revenue share, residuals and broadcast and web streaming royalties. Residuals are monthly fees paid based upon the number of subscribers using radios purchased from retailers. Advertising revenue share is recorded to revenue share and royalties in the period the advertising is broadcast.

•

Three Months: For the three months ended June 30, 2009 and 2008, revenue share and royalties were $46,405 and $73,586, respectively, a decrease of 37% or $27,181. This decrease was primarily attributable to the effect of purchase price accounting, offset by an increase in our revenues and an increase in the statutory royalty rate due for the performance of sound recordings.

•

Six Months: For the six months ended June 30, 2009 and 2008, revenue share and royalties were $96,021 and $142,408, respectively, a decrease of 33% or $46,387. This decrease was primarily attributable to the effect of purchase price accounting, offset by an increase in our revenues and an increase in the statutory royalty rate due for the performance of sound recordings.

We expect these costs to increase as our revenues grow, as we expand our distribution of radios through automakers and retailers, and as a result of increases in the royalty for sound recording performances.

Customer Service and Billing. Customer service and billing expenses include costs associated with the operation of our customer service centers and subscriber management system as well as bad debt expense.

•

Three Months: For the three months ended June 30, 2009 and 2008, customer service and billing expenses were $31,347 and $36,388, respectively, a decrease of 14% or $5,041. The decline was primarily due to decreases in personnel costs and customer call center expenses across a larger subscriber base.

•

Six Months: For the six months ended June 30, 2009 and 2008, customer service and billing expenses were $65,105 and $70,698, respectively, a decrease of 8% or $5,593. The decline was primarily due to decreases in personnel costs and customer call center expenses across a larger subscriber base.

We expect our customer care and billing expenses to decrease on a per subscriber basis, but increase overall as our subscriber base grows due to increased call center operating costs, transaction fees and bad debt expense.

Cost of Equipment. Cost of equipment includes costs from the sale of our radios, components and accessories.

•

Three Months: For the three months ended June 30, 2009 and 2008, cost of equipment was $3,442 and $9,055, respectively, a decrease of 62% or $5,613. The decrease was primarily attributed to fewer radios sold through our direct to consumer distribution channel and lower inventory related charges for obsolescence.

•

Six Months: For the six months ended June 30, 2009 and 2008, cost of equipment was $6,907 and $17,606, respectively, a decrease of 61% or $10,699. The decrease was primarily attributed to fewer radios sold through our direct to consumer distribution channel and lower inventory related charges for obsolescence.

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

•

Three Months: For the three months ended June 30, 2009 and 2008, sales and marketing expenses were $26,797 and $59,280, respectively, a decrease of 55% or $32,483. This decrease was primarily attributable to lower consumer advertising, reduced cooperative marketing spend with our distributors, reduced personnel costs and the effect of purchase price accounting.

•

Six Months: For the six months ended June 30, 2009 and 2008, sales and marketing expenses were $58,510 and $108,786, respectively, a decrease of 46% or $50,276. This decrease was primarily attributable to lower consumer advertising, reduced cooperative marketing spend with our distributors, reduced personnel costs and the effect of purchase price accounting.

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

•

Three Months: For the three months ended June 30, 2009 and 2008, subscriber acquisition costs were $22,226 and $69,193, respectively, a decrease of 68% or $46,967. This decrease was primarily driven by purchase price accounting adjustments associated with the Merger, along with lower retail and OEM subsidies due to better product economics and fewer OEM installations due to the weakening automotive market.

•

Six Months: For the six months ended June 30, 2009 and 2008, subscriber acquisition costs were $48,475 and $140,717, respectively, a decrease of 66% or $92,242. This decrease was primarily driven by purchase price accounting adjustments associated with the Merger, along with lower retail and OEM subsidies due to better product economics and fewer OEM installations due to the weakening automotive market.

We expect total subscriber acquisition costs to fluctuate as increases or decreases in our gross subscriber additions are accompanied by continuing declines in the costs of subsidized components of our radios. We intend to continue to offer subsidies, commissions and other incentives to acquire subscribers.

General and Administrative. General and administrative expenses include rent and occupancy, finance, legal, human resources, information technology and investor relations costs.

•

Three Months: For the three months ended June 30, 2009 and 2008, general and administrative expenses were $34,721 and $42,015, respectively, a decrease of 17% or $7,294. This decrease was the result of lower costs for certain Merger, litigation and regulatory matters.

•

Six Months: For the six months ended June 30, 2009 and 2008, general and administrative expenses were $66,472 and $83,235, respectively, a decrease of 20% or $16,763. This decrease was the result of lower costs for certain Merger, litigation and regulatory matters.

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

•

Three Months: For the three months ended June 30, 2009 and 2008, engineering, design and development expenses were $6,631 and $9,414, respectively, a decrease of 30% or $2,783. This decrease was primarily attributable to reduced OEM and product development costs and personnel costs.

•

Six Months: For the six months ended June 30, 2009 and 2008, engineering, design and development expenses were $11,383 and $20,435, respectively, a decrease of 44% or $9,052. This decrease was primarily attributable to reduced OEM and product development costs and personnel costs.

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

•

Three Months: For the three months ended June 30, 2009 and 2008, interest and investment income was $590 and $743, respectively, a decrease of 21% or $153. The decrease was primarily attributable to lower interest rates in 2009.

•

Six Months: For the six months ended June 30, 2009 and 2008, interest and investment income was $1,119 and $2,419, respectively, a decrease of 54% or $1,300. The decrease was primarily attributable to lower interest rates in 2009.

Interest Expense. Interest expense includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of our new satellite and launch vehicle.

•

Three Months: For the three months ended June 30, 2009 and 2008, interest expense was $88,118 and $30,480, respectively, an increase of 189% or $57,638. Interest expense increased significantly due to the additional debt issuances in July and August 2008 as a result of the Merger, the financing transactions in February and March 2009, and the impact of the purchase price adjustments which set the existing debt at fair value and caused interest expense to increase. The increase in our interest expense was partially offset by the capitalized interest associated with satellite construction.

•

Six Months: For the six months ended June 30, 2009 and 2008, interest expense was $156,319 and $59,807, respectively, an increase of 161%, or $96,512. Interest expense increased significantly due to the additional debt issuances in July and August 2008 as a result of the Merger, the financing transactions in February and March 2009, and the impact of the purchase price adjustments which set the existing debt at fair value and caused interest expense to increase. The increase in our interest expense was partially offset by the capitalized interest associated with satellite construction.

Loss on change in value of embedded derivative. We are required to account for the conversion feature of our exchangeable debt, which is exchangeable into SIRIUS common stock, separately and recognize the changes in the fair value of these embedded derivatives in earnings. The fair value of the derivative will be impacted by the value of the underlying SIRIUS common shares.

•

Three Months: For the three months ended June 30, 2009, we recorded a loss on change in value of embedded derivative of $19,799. As a result of the Merger, we recorded derivative liabilities reflecting the fair value of the embedded derivative as of the Merger date. Subsequent to July 28, 2008, the SIRIUS stock price decreased significantly resulting in a decreased fair value and a gain on the change in value of the derivative. During the three months ended June 30, 2009, the SIRIUS stock price increased resulting in an increased fair value and a loss in value of the derivative.

•

Six Months: For the six months ended June 30, 2009, we recorded a loss on change in value of embedded derivative of $78,003. As a result of the Merger, we recorded derivative liabilities reflecting the fair value of the embedded derivative as of the Merger date. Subsequent to July 28, 2008, the SIRIUS stock price decreased significantly resulting in a decreased fair value and a gain on the change in value of the derivative. During the three months ended June 30, 2009, the SIRIUS stock price increased resulting in an increased fair value and a loss in value of the derivative.

Loss on extinguishment of debt and credit facilities, net. Loss on extinguishment of debt and credit facilities, net includes losses incurred as a result of the conversion of certain of our debt instruments.

•	Three Months: For the three months ended June 30, 2009 and 2008, Loss on extinguishment of debt and credit facilities, net was $107,450 and $0, respectively.

•	Six Months: For the six months ended June 30, 2009 and 2008, Loss on extinguishment of debt and credit facilities, net was $108,076 and $0, respectively.

Gain (loss) on investments. Gain (loss) on investments includes our share of XM Canada’s net losses and losses recorded from our investment in XM Canada when the decrease in fair value was determined to be other than temporary.

•

Three Months: For the three months ended June 30, 2009 and 2008, gain on investments was $3,147 and loss on investment was $4,373, respectively, an increase of 172% or $7,520. The increase was primarily attributable to the inclusion of our share of XM Canada’s net income for the three months ended June 30, 2009, offset by an impairment charge recorded on our investment in XM Canada during the three months ended June 30, 2009.

•

Six Months: For the six months ended June 30, 2009 and 2008, loss on investments was $3,791 and $8,550, respectively, a decrease of 56% or $4,759. The decrease was primarily attributable to the inclusion of our share of XM Canada’s net income for the six months ended June 30, 2009, net of an impairment of $4,734 versus our share of XM Canada’s net loss for the six months ended June 30, 2008.

Income Taxes

Income Tax Expense. Income tax expense primarily represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license and trade name, which is amortized over 15 years for tax purposes but not amortized for book purposes in accordance with U.S. generally accepted accounting principles.

•	Three Months: We recorded income tax expense of $578 and $673 for the three months ended June 30, 2009 and 2008, respectively.

•	Six Months: We recorded income tax expense of $1,156 and $1,004 for the six months ended June 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2009 Compared with the Six Months Ended June 30, 2008

As of June 30, 2009 and 2008, we had $414,936 and $183,853, respectively, in cash and cash equivalents and $206,740 as of December 31, 2008.

The following table presents a summary of our cash flow activity for the periods set forth below.

	Successor Entity	Predecessor Entity	Variance
	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Net cash provided by (used in) operating activities	$101,404	$(235,014)	$336,418
Net cash used in investing activities	(4,121)	(36,872)	32,751
Net cash provided by financing activities	110,913	299,053	(188,140)

Net increase in cash and cash equivalents	208,196	27,167	181,029
Cash and cash equivalents at beginning of period	206,740	156,686	50,054

Cash and cash equivalents at end of period	$414,936	$183,853	$231,083

Cash Flows Provided by (Used in) Operating Activities

Net cash provided by operating activities increased $336,418 to $101,404 for the six months ended June 30, 2009 from net cash used in operating activities of $235,014 for the six months ended June 30, 2008. The increase was primarily the result of a decreased net loss, net of non-cash operating activities of $135,481, and a decrease in cash used in other operating assets and liabilities of $200,937.

Cash Flows Used in Investing Activities

Net cash used in investing activities decreased $32,751 to $4,121 for the six months ended June 30, 2009 from $36,872 for the six months ended June 30, 2008. The decrease was primarily the result of a decrease of $23,326 in capital expenditures associated with our satellite construction and launch.

We will incur significant capital expenditures to construct and launch our new satellites and improve our terrestrial repeater network and broadcast and administrative infrastructure. These capital expenditures will support our growth and the resiliency of our operations, and will also support the delivery of future new revenue streams.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities decreased $188,140 to $110,913 for the six months ended June 30, 2009 from $299,053 for the six months ended June 30, 2008. The decrease in cash provided by financing activities was primarily due to an increase in debt payment of $320,893, principally under our Amended and Restated Credit Agreement and premiums on the redemption of debt of $16,572, offset partially by an increase of $141,886 in net proceeds from the issuance of debt.

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

Future Liquidity and Capital Resource Requirements

Based upon our current plans we believe that we have sufficient cash, cash equivalents and marketable securities to cover the estimated funding needs through cash flow breakeven, the point at which revenues are sufficient to fund expected operating expenses, capital expenditures, working capital requirements, interest payments and taxes. The ability to meet our debt and other obligations depends on our future operating performance and on economic, financial, competitive and other factors. We continually review our operations for opportunities to adjust the timing of expenditures to ensure that sufficient resources are maintained. We have the ability and intend to manage the timing and related expenditures of certain activities, including the launch of satellites, the deferral of capital projects, as well as the deferral of other discretionary expenses. Our financial projections are based on assumptions, which we believe are reasonable but contain significant uncertainties. There can be no assurance that our plan will be successful.

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

We do not have any significant off-balance sheet arrangements other than those disclosed in Note 14 to our unaudited consolidated financial statements in Item 1 of this Form 10-Q that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Cash Commitments

For a discussion of our “Contractual Cash Commitments” refer to Note 14 to our unaudited consolidated financial statements in Item 1 of this Form 10-Q.

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

Footnotes to Results of Operations

(1)	Average self-pay monthly churn represents the monthly average of self-pay deactivations by the quarter divided by the average self-pay subscriber balance for the quarter.

(2)	We measure the percentage of subscribers that receive our service and convert to self-paying after the initial promotion period. We refer to this as the “conversion rate.” At the time of sale, vehicle owners generally receive a three month prepaid trial subscription and we receive a subscription fee from the OEM. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for subscribers to respond to our marketing communications and become self-paying subscribers.

(3)	ARPU is derived from total earned subscriber revenue and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. ARPU is calculated as follows (in thousands, except for per subscriber amounts):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Subscriber revenue	$307,054	$611,207	$291,772	$575,187
Net advertising revenue	4,807	9,328	10,432	19,550

Total subscriber and net advertising revenue	$311,861	$620,535	$302,204	$594,737

Daily weighted average number of subscribers	9,628,373	9,677,490	9,491,606	9,330,473
ARPU	$10.80	$10.69	$10.61	$10.62

(4)	SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense divided by the number of gross subscriber additions for the period. SAC, as adjusted, per gross subscriber addition is calculated as follows (in thousands, except for per subscriber amounts):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Subscriber acquisition cost	$35,563	$72,454	$69,193	$140,717
Less: share-based payment expense granted to third parties and employees	—	—	—	—
Less/Add: margin from direct sales of radios and accessories	(2,665)	(5,117)	1,564	5,794

SAC, as adjusted	$32,898	$67,337	$70,757	$146,511

Gross subscriber additions	754,727	1,455,676	1,082,368	2,120,602
SAC, as adjusted, per gross subscriber addition	$44	$46	$65	$69

(5)	Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows (in thousands, except for per subscriber amounts):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Customer service and billing expenses	$31,347	$65,348	$36,388	$70,698
Less: share-based payment expense	(453)	(976)	(752)	(1,641)

Customer service and billing expenses, as adjusted	$31,020	$64,372	$35,636	$69,057

Daily weighted average number of subscribers	9,628,373	9,677,490	9,491,606	9,330,473
Customer service and billing expenses, as adjusted, per average subscriber	$1.07	$1.11	$1.25	$1.23

(6)	Free cash flow is calculated as follows:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Net cash provided by (used in) operating activities	$60,345	$101,404	$(127,318)	$(235,014)
Additions to property and equipment	(564)	(4,121)	(10,579)	(27,447)
Restricted and other investment activity	—	—	25	25

Free cash flow	$59,781	$97,283	$(137,872)	$(262,436)

(7)	Average self-pay monthly churn; conversion rate; ARPU; SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; and free cash flow are not measures of financial performance under U.S. generally accepted accounting principles (“GAAP”). We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used by us for budgetary and planning purposes; when publicly providing our business outlook; as a means to evaluate period-to-period comparisons; and to compare our performance to that of our competitors. We also believe that investors also use our current and projected metrics to monitor the performance of our business and to make investment decisions.

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

(8)	We refer to net loss before interest and investment income; interest expense net of amounts capitalized; income tax expense; loss from redemption of debt; loss on investments; other expense (income); restructuring, impairments and related costs; depreciation and amortization; and share related payment expense as adjusted income (loss) from operations. Adjusted income (loss) from operations is not a measure of financial performance under U.S. GAAP. We believe adjusted income (loss) from operations is a useful measure of our operating performance. We use adjusted income (loss) from operations for budgetary and planning purposes; to assess the relative profitability and on-going performance of our consolidated operations; to compare our performance from period–to-period; and to compare our performance to that of our competitors. We also believe adjusted income (loss) from operations is useful to investors to compare our operating performance to the performance of other communications, entertainment and media companies. We believe that investors use current and projected adjusted income (loss) from operations to estimate our current or prospective enterprise value and to make investment decisions.

Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for interest and depreciation expense. We believe adjusted income (loss) from operations provides useful information about the operating performance of our business apart from the costs associated with our capital structure and physical plant. The exclusion of interest and depreciation and amortization expense is useful given fluctuations in interest rates and significant variation in depreciation and amortization expense that can result from the amount and timing of capital expenditures and potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We believe the exclusion of taxes is appropriate for comparability purposes as the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. We believe the exclusion of restructuring, impairments and related costs is useful given the non-recurring nature of these expenses. We also believe the exclusion of share-based payment expense is useful given the significant variation in expense that can result from changes in the fair market value of Sirius’ common stock. To compensate for the exclusion of taxes, other (expense) income, depreciation and amortization and share-based payment expense, we separately measure and budget for these items.

There are material limitations associated with the use of adjusted income (loss) from operations in evaluating our company compared with net loss, which reflects overall financial performance, including the effects of taxes, other income (expense), depreciation and amortization, restructuring, impairments and related costs and share-based payment expense. We use adjusted income (loss) from operations to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to net loss as disclosed in our unaudited consolidated statements of operations. Since adjusted income (loss) from operations is a non-GAAP financial measure, our calculation of adjusted income (loss) from operations may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP.

The reconciliation of the pro forma unadjusted net loss to the pro forma adjusted income (loss) from operations is calculated as follows (see footnotes for reconciliation of the pro forma amounts to their respective GAAP amounts):

	Successor Entity		Predecessor Entity
(in thousands)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Reconciliation of Net loss to Adjusted income (loss) from operations:
Net loss	$(167,687)	$(216,082)	$(116,419)	$(242,451)
Add back Net loss items excluded from Adjusted income (loss) from operations:
Interest and investment income	(590)	(1,119)	(743)	(2,419)
Interest expense, net of amounts capitalized	74,470	133,171	30,480	59,807
Income tax expense	578	1,156	673	1,004
Loss on extinguishment of debt and credit facilities, net	107,450	108,076	—	—
(Gain) loss on investments	(3,147)	3,791	4,373	8,550
Other expense (income)	(839)	(1,226)	(1,082)	(895)

Income (loss) from operations	10,235	27,767	(82,718)	(176,404)
Restructuring, impairments and related costs	26,586	26,586	—	—
Depreciation and amortization	19,009	42,950	32,438	77,921
Share-based payment expense	15,371	27,555	12,947	30,451

Adjusted income (loss) from operations	$71,201	$124,858	$(37,333)	$(68,032)

There are material limitations associated with the use of a pro forma unadjusted results of operations in evaluating our company compared with our GAAP Results of operations, which reflects overall financial performance. We use pro forma unadjusted results of operations to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to Results of operations as disclosed in our unaudited consolidated statements of operations. Since pro forma unadjusted results of operations is a non-GAAP financial measure, our calculations may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP.

(9)	The following tables reconcile our GAAP Results of operations to our non-GAAP pro forma unadjusted results of operations:

	Unaudited For the Three Months Ended June 30, 2009
	As Reported	Purchase Price Accounting Adjustments	Allocation of Share- based Payment Expense	Pro Forma
Revenue:
Subscriber revenue, including effects of rebates	$291,859	$15,195	$—	$307,054
Advertising revenue, net of agency fees	4,807	—	—	4,807
Equipment revenue	6,107	—	—	6,107
Other revenue	4,058	1,812	—	5,870

Total revenue	306,831	17,007	—	323,838
Operating expenses (excludes depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	11,362	354	(430)	11,286
Programming and content	27,893	17,701	(1,316)	44,278
Revenue share and royalties	46,405	21,840	—	68,245
Customer service and billing	31,347	126	(453)	31,020
Cost of equipment	3,442	—	—	3,442
Sales and marketing	26,797	3,173	(1,456)	28,514
Subscriber acquisition costs	22,226	13,337	—	35,563
General and administrative	34,721	406	(10,904)	24,223
Engineering, design and development	6,631	247	(812)	6,066
Depreciation and amortization	50,049	(31,040)	—	19,009
Share-based payment expense	—	—	15,371	15,371
Restructuring, impairments and related costs	26,586	—	—	26,586

Total operating expenses	287,459	26,144	—	313,603

Income (loss) from operations	19,372	(9,137)	—	10,235
Other income (expense)
Interest and investment income	590	—	—	590
Interest expense, net of amounts capitalized	(88,118)	13,648	—	(74,470)
Loss on change in value of embedded derivatives	(19,799)	19,799	—	—
Loss on extinguishment of debt and credit facilities, net	(107,450)	—	—	(107,450)
Gain (loss) on investments	3,147	—	—	3,147
Other income	839	—	—	839

Total other expense	(210,791)	33,447	—	(177,344)

Loss before income taxes	(191,419)	24,310	—	(167,109)
Income tax expense	(578)	—	—	(578)

Net loss	(191,997)	24,310	—	(167,687)
Add: net loss attributable to noncontrolling interests	—	—	—	—
Net loss - XM Satellite Radio Holdings Inc.

and Subsidiaries	$(191,997)	$24,310	$—	$(167,687)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$297	$133	$—	$430
Programming and content	1,111	205	—	1,316
Customer service and billing	327	126	—	453
Sales and marketing	1,272	184	—	1,456
Subscriber acquisition costs	—	—	—	—
General and administrative	10,497	407	—	10,904
Engineering, design and development	565	247	—	812

Total share-based payment expense	$14,069	$1,302	$—	$15,371

	Unaudited For the Six Months Ended June 30, 2009
	As Reported	Purchase Price Accounting Adjustments	Allocation of Share- based Payment Expense	Pro Forma
Revenue:
Subscriber revenue, including effects of rebates	$579,324	$31,883	$—	$611,207
Advertising revenue, net of agency fees	9,328	—	—	9,328
Equipment revenue	12,024	—	—	12,024
Other revenue	8,388	3,626	—	12,014

Total revenue	609,064	35,509	—	644,573
Operating expenses (excludes depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	25,468	681	(1,040)	25,109
Programming and content	56,542	36,592	(2,845)	90,289
Revenue share and royalties	96,021	42,635	—	138,656
Customer service and billing	65,105	243	(976)	64,372
Cost of equipment	6,907	—	—	6,907
Sales and marketing	58,510	6,831	(2,978)	62,363
Subscriber acquisition costs	48,475	23,979	—	72,454
General and administrative	66,472	878	(17,646)	49,704
Engineering, design and development	11,383	548	(2,070)	9,861
Depreciation and amortization	104,875	(61,925)	—	42,950
Share-based payment expense	—	—	27,555	27,555
Restructuring, impairments and related costs	26,586	—	—	26,586

Total operating expenses	566,344	50,462	—	616,806

Income (loss) from operations	42,720	(14,953)	—	27,767
Other income (expense)
Interest and investment income	1,119	—	—	1,119
Interest expense, net of amounts capitalized	(156,319)	23,148	—	(133,171)
Loss on change in value of embedded derivatives	(78,003)	78,003	—	—
Loss on extinguishment of debt and credit facilities, net	(108,076)	—	—	(108,076)
Gain (loss) on investments	(3,791)	—	—	(3,791)
Other income	1,226	—	—	1,226

Total other expense	(343,844)	101,151	—	(242,693)

Loss before income taxes	(301,124)	86,198	—	(214,926)
Income tax expense	(1,156)	—	—	(1,156)

Net loss	(302,280)	86,198	—	(216,082)
Add: net loss attributable to noncontrolling interests	—	—	—	—
Net loss - XM Satellite Radio Holdings Inc.

and Subsidiaries	$(302,280)	$86,198	$—	$(216,082)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$800	$240	$—	$1,040
Programming and content	2,509	336	—	2,845
Customer service and billing	733	243	—	976
Sales and marketing	2,601	377	—	2,978
Subscriber acquisition costs	—	—	—	—
General and administrative	16,767	879	—	17,646
Engineering, design and development	1,522	548	—	2,070

Total share-based payment expense	$24,932	$2,623	$—	$27,555

	Unaudited For the Three Months Ended June 30, 2008
	As Reported	Allocation of Share- based Payment Expense	Pro Forma
Revenue:
Subscriber revenue, including effects of rebates	$291,772	$—	$291,772
Advertising revenue, net of agency fees	10,432	—	10,432
Equipment revenue	7,491	—	7,491
Other revenue	8,340	—	8,340

Total revenue	318,035	—	318,035
Operating expenses (excludes depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	19,780	(1,005)	18,775
Programming and content	49,604	(1,820)	47,784
Revenue share and royalties	73,586	—	73,586
Customer service and billing	36,388	(752)	35,636
Cost of equipment	9,055	—	9,055
Sales and marketing	59,280	(2,623)	56,657
Subscriber acquisition costs	69,193	—	69,193
General and administrative	42,015	(5,045)	36,970
Engineering, design and development	9,414	(1,702)	7,712
Depreciation and amortization	32,438	—	32,438
Share-based payment expense	—	12,947	12,947

Total operating expenses	400,753	—	400,753

Loss from operations	(82,718)	—	(82,718)
Other income (expense)
Interest and investment income	743	—	743
Interest expense, net of amounts capitalized	(30,480)	—	(30,480)
Loss on extinguishment of debt and credit facilities, net	—	—	—
Gain (loss) on investments	(4,373)	—	(4,373)
Other income	1,082	—	1,082

Total other expense	(33,028)	—	(33,028)

Loss before income taxes	(115,746)	—	(115,746)
Income tax expense	(673)	—	(673)

Net loss	(116,419)	—	(116,419)
Add: net loss attributable to noncontrolling interests	(3,153)	—	(3,153)
Net loss - XM Satellite Radio Holdings Inc.

and Subsidiaries	$(119,572)	$—	$(119,572)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:
Satellite and transmission	$1,005	$—	$1,005
Programming and content	1,820	—	1,820
Customer service and billing	752	—	752
Sales and marketing	2,623	—	2,623
Subscriber acquisition costs	—	—	—
General and administrative	5,045	—	5,045
Engineering, design and development	1,702	—	1,702

Total share-based payment expense	$12,947	$—	$12,947

	Unaudited For the Six Months Ended June 30, 2008
	As Reported	Allocation of Share- based Payment Expense	Pro Forma
Revenue:
Subscriber revenue, including effects of rebates	$575,187	$—	$575,187
Advertising revenue, net of agency fees	19,550	—	19,550
Equipment revenue	11,812	—	11,812
Other revenue	19,941	—	19,941

Total revenue	626,490	—	626,490
Operating expenses (excludes depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	39,922	(2,440)	37,482
Programming and content	101,166	(4,363)	96,803
Revenue share and royalties	142,408	—	142,408
Customer service and billing	70,698	(1,641)	69,057
Cost of equipment	17,606	—	17,606
Sales and marketing	108,786	(6,277)	102,509
Subscriber acquisition costs	140,717	—	140,717
General and administrative	83,235	(11,566)	71,669
Engineering, design and development	20,435	(4,164)	16,271
Depreciation and amortization	77,921	—	77,921
Share-based payment expense	—	30,451	30,451

Total operating expenses	802,894	—	802,894

Loss from operations	(176,404)	—	(176,404)
Other income (expense)
Interest and investment income	2,419	—	2,419
Interest expense, net of amounts capitalized	(59,807)	—	(59,807)
Loss on extinguishment of debt and credit facilities, net	—	—	—
Gain (loss) on investments	(8,550)	—	(8,550)
Other income	895	—	895

Total other expense	(65,043)	—	(65,043)

Loss before income taxes	(241,447)	—	(241,447)
Income tax expense	(1,004)	—	(1,004)

Net loss	(242,451)	—	(242,451)
Add: net loss attributable to noncontrolling interests	(6,390)	—	(6,390)
Net loss - XM Satellite Radio Holdings Inc.

and Subsidiaries	$(248,841)	$—	$(248,841)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:
Satellite and transmission	$2,440	$—	$2,440
Programming and content	4,363	—	4,363
Customer service and billing	1,641	—	1,641
Sales and marketing	6,277	—	6,277
Subscriber acquisition costs	—	—	—
General and administrative	11,566	—	11,566
Engineering, design and development	4,164	—	4,164

Total share-based payment expense	$30,451	$—	$30,451

(10)	ARPU is derived from total earned subscriber revenue and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. ARPU is calculated as follows (in thousands, except for per subscriber amounts):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Subscriber revenue	$291,859	$579,324	$291,772	$575,187
Net advertising revenue	4,807	9,328	10,432	19,550

Total subscriber and net advertising revenue	$296,666	$588,652	$302,204	$594,737

Daily weighted average number of subscribers	9,628,373	9,677,490	9,491,606	9,330,473
ARPU (a)	$10.27	$10.14	$10.61	$10.62

(a)	Under the original calculation of ARPU for the three months ended June 30, 2008, subscriber revenue excluded activation revenue and net advertising revenue was not included in the calculation. Net advertising revenue per subscriber was disclosed separately as a component of Total revenue per subscriber; while activation revenue per subscriber was a component of Activation, merchandise and other revenue per subscriber disclosed separately as a component of Total revenue per subscriber. The previously reported amounts for ARPU, Net advertising revenue per subscriber and Activation, merchandise and other revenue per subscriber were $9.98, $0.37 and $0.81 (of which $0.18 was related to activation revenue), respectively, or a total of $10.53 for the three months ended June 30, 2008.

(11)	SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense divided by the number of gross subscriber additions for the period. SAC, as adjusted, per gross subscriber addition is calculated as follows (in thousands, except for per subscriber amounts):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Subscriber acquisition cost	$22,226	$48,475	$69,193	$140,717
Less: share-based payment expense granted to third parties and employees	—	—	—	—
Add: margin from direct sales of radios and accessories	(2,665)	(5,117)	1,564	5,794

SAC, as adjusted	$19,561	$43,358	$70,757	$146,511

Gross subscriber additions	754,727	1,455,676	1,082,368	2,120,602
SAC, as adjusted, per gross subscriber addition (b)	$26	$30	$65	$69

(b)	Under the original definition of SAC, as adjusted, per gross subscriber addition, for the three months ended June 30, 2008, share-based payment expense was not excluded from the calculation. The previously reported amounts under the prior definition for the three months ended June 30, 2008 was $65.

(12)	Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows (in thousands, except for per subscriber amounts):

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Customer service and billing expenses	$31,347	$65,105	$36,388	$70,698
Less: share-based payment expense	(327)	(733)	(752)	(1,641)

Customer service and billing expenses, as adjusted	$31,020	$64,372	$35,636	$69,057

Daily weighted average number of subscribers	9,628,373	9,677,490	9,491,606	9,330,473
Customer service and billing expenses, as adjusted, per average subscriber	$1.07	$1.11	$1.25	$1.23

(13)	Free cash flow is calculated as follows:

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Net cash provided by (used in) operating activities	$60,345	$101,404	$(127,318)	$(235,014)
Additions to property and equipment	(564)	(4,121)	(10,579)	(27,447)
Restricted and other investment activity	—	—	25	25

Free cash flow	$59,781	$97,283	$(137,872)	$(262,436)

(14)	We refer to net loss before interest and investment income; interest expense net of amounts capitalized; income tax expense; gain on change in value of embedded derivative; loss on extinguishment of debt and credit facilities, net; loss on investments; other expense (income); depreciation and amortization; and share-based payment expense as adjusted income (loss) from operations. Adjusted income (loss) from operations is not a measure of financial performance under U.S. GAAP. We believe adjusted income (loss) from operations is a useful measure of our operating performance. We use adjusted income (loss) from operations for budgetary and planning purposes; to assess the relative profitability and on-going performance of our consolidated operations; to compare our performance from period–to-period; and to compare our performance to that of our competitors. We also believe adjusted income (loss) from operations is useful to investors to compare our operating performance to the performance of other communications, entertainment and media companies. We believe that investors use current and projected adjusted income (loss) from operations to estimate our current or prospective enterprise value and make investment decisions.

Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for interest and depreciation expense. We believe adjusted income (loss) from operations provides useful information about the operating performance of our business apart from the costs associated with our capital structure and physical plant. The exclusion of interest and depreciation and amortization expense is useful given fluctuations in interest rates and significant variation in depreciation and amortization expense that can result from the amount and timing of capital expenditures and potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We believe the exclusion of taxes is appropriate for comparability purposes as the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. We believe the exclusion of restructuring, impairments and related costs is useful given the non-recurring nature of these expenses. We also believe the exclusion of share-based payment expense is useful given the significant variation in expense that can result from changes in the fair market value of Sirius’ common stock. To compensate for the exclusion of taxes, other (expense) income, depreciation and amortization and share-based payment expense, we separately measure and budget for these items.

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

Adjusted income (loss) from operations is calculated as follows:

	Successor Entity		Predecessor Entity
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Reconciliation of Net loss to Adjusted income (loss) from operations:
Net loss as reported	$(191,997)	$(302,280)	$(116,419)	$(242,451)
Add back Net loss items excluded from Adjusted income (loss) from operations:
Interest and investment income	(590)	(1,119)	(743)	(2,419)
Interest expense, net of amounts capitalized	88,118	156,319	30,480	59,807
Income tax expense	578	1,156	673	1,004
Loss on change in value of embedded derivatives	19,799	78,003	—	—
Loss on extinguishment of debt and credit facilities, net	107,450	108,076	—	—
(Gain) loss on investments	(3,147)	3,791	4,373	8,550
Other expense (income)	(839)	(1,226)	(1,082)	(895)

Income (loss) from operations	19,372	42,720	(82,718)	(176,404)
Restructuring, impairments and related costs	26,586	26,586	—	—
Depreciation and amortization	50,049	104,875	32,438	77,921
Share-based payment expense	14,069	24,932	12,947	30,451

Adjusted income (loss) from operations	$110,076	$199,113	$(37,333)	$(68,032)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2009, we did not hold or issue any free-standing derivatives. Upon completion of the Merger, the convertible and exchangeable features in the 10% Senior Secured Discount Convertible Notes due 2009, and the 10% Convertible Senior Notes due 2009 became settleable in SIRIUS common stock and were subsequently accounted for as embedded derivatives. In the event the debt holders exercise their conversion or exchange option, SIRIUS intends to issue common stock to fulfill the obligation.

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

Controls and Procedures

As of June 30, 2009, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our President, and David J. Frear, our Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our President and our Treasurer, concluded that our disclosure controls and procedures were effective as of June 30, 2009. There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2009.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

FCC Merger Order. On July 25, 2008, the FCC adopted an order approving the Merger. The order became effective immediately upon adoption. Inc September 2008, Mt. Wilson FM Broadcasters, Inc. filed a Petition for Reconsideration of this order. This Petition for Reconsideration remains pending.

Copyright Royalty Board Proceeding. In January 2008, the Copyright Royalty Board, or CRB, of the Library of Congress issued its decision regarding the royalty rate payable by XM and SIRIUS under the statutory license covering the performance of sound recordings over their satellite digital audio radio services for the six-year period starting January 1, 2007 and ending December 31, 2012. In July 2009, the United States Court of Appeals for the District of Columbia Circuit confirmed in all material respects the decision of the CRB.

Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc. and Warner Bros. Records Inc. v. XM Satellite Radio Inc. In May 2006, the plaintiffs filed this action in the United States District Court for the Southern District of New York. The complaint seeks monetary damages and equitable relief, and alleges that XM radios that include advanced recording functionality infringe upon plaintiffs’ copyrighted sound recordings. XM filed a motion to dismiss this matter, and that motion was denied in January 2007. XM has resolved the lawsuit with respect to Universal Music Group, Warner Music Group, Sony BMG Music Entertainment and EMI Group, and each of these parties has withdrawn as a party to the lawsuit, and this lawsuit has been dismissed with respect to such parties.

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

Matthew Enderlin v. XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. In January 2006, the plaintiff filed this action in the United States District Court for the Eastern District of Arkansas on behalf of a purported nationwide class of all XM subscribers. The complaint alleges that XM engaged in a deceptive trade practices under Arkansas and other state laws by representing that its music channels are commercial-free. The court stayed the litigation and directed the parties to arbitration. XM instituted arbitration with the American Arbitration Association pursuant to the compulsory arbitration clause in its customer service agreement. In July 2009, the arbitrator issued a partial, final arbitration award denying the plantiff’s application to certify the matter as a class action. We believe this matter is without merit and intend to vigorously defend the ongoing arbitration.

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

Except as disclosed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2009, there have been no material changes to the risk factors previously disclosed in response to Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Note applicable.

ITEM 6.	EXHIBITS

See Exhibits Index attached hereto.

EXHIBIT INDEX

Exhibit		Description
2.1	–	Agreement and Plan of Merger, dated as of February 19, 2007, among Sirius Satellite Radio Inc., Vernon Merger Corporation and XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 2.1 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K dated February 21, 2007).

3.1	–	Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

3.2	–	Bylaws of Vernon Merger Corporation (incorporated by reference to Exhibit 3.2 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed July 30, 2008).****

3.3	–	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-3, File No. 333-89132).

3.4	–	Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 3.6 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.5	–	Restated Certificate of Incorporation of XM Satellite Radio Inc. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-4, File No. 333-391789).

3.6	–	Amended and Restated Bylaws of XM Satellite Radio Inc. (incorporated by reference to Exhibit 3.10 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

3.7	–	Amendments to the Amended and Restated By-Laws of XM Satellite Radio Holdings Inc. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed December 7, 2007).

3.8	–	Certificate of Ownership and Merger, dated August 5, 2008 (incorporated by reference to Exhibit 3.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K dated August 5, 2008).

4.1	–	Form of certificate for shares of Sirius XM Radio Inc.’s Common Stock (incorporated by reference to Exhibit 4.3 to Sirius XM Radio Inc.’s Registration Statement on Form S-1 (File No. 33-74782)).

4.2	–	Form of certificate for shares of XM Satellite Radio Holdings Inc.’s Class A common stock (incorporated by reference to Exhibit 3 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form 8-A filed on September 23, 1999).

4.3	–	Warrant Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc., as Issuer, and United States Trust Company of New York, as Warrant Agent (incorporated by reference to Amendment No. 1 to Exhibit 4.5 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-39176).

4.4	–	Warrant Registration Rights Agreement, dated March 15, 2000, among XM Satellite Radio Holdings Inc., Bear, Stearns & Co., Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-39176).

4.5	–	Form of Warrant (incorporated by reference to Exhibit 4.7 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-39176).

4.6	–	Security Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.7	–	Amended and Restated Security Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and The Bank of New York (incorporated by reference to Exhibit 4.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.8	–	Warrant Agreement, dated as of January 28, 2003, between XM Satellite Radio Holdings Inc. and The Bank of New York (incorporated by reference to Exhibit 4.6 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.9	–	Second Amended and Restated Registration Rights Agreement, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to Exhibit 10.5 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.10	–	Form of 10% Senior Secured Discount Convertible Note due 2009 (incorporated by reference to Exhibit 4.9 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.11	–	Global Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.11 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.12	–	First Amendment to Security Agreement, dated as of June 12, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York (incorporated by reference to Exhibit 4.9 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-4, File No. 333-106823).

4.13	–	Third Amended and Restated Shareholders and Noteholders Agreement, dated as of June 16, 2003, among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to Exhibit 10.1 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.14	–	Amended and Restated Note Purchase Agreement, dated as of June 16, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to Exhibit 10.40 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.15	–	Form of Amendment to Third Amended and Restated Shareholders and Noteholders Agreement, dated as of January 13, 2004, among XM Satellite Radio Holdings Inc. and the parties thereto (incorporated by reference to Exhibit 10.61 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.17	–	Indenture, dated as of May 1, 2006, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and The Bank of New York, as trustee, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on May 5, 2006).

4.18	–	Form of 9.75% Senior Note due 2014 (incorporated by reference to Exhibit 4.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on May 5, 2006).

4.19	–	Form of 10% senior secured note (incorporated by reference to Exhibit 10.6 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed February 14, 2007).

4.20	–	Agreement, dated as of June 26, 2008, among XM Satellite Radio Holdings Inc., the undersigned holders of XM’s 1.75% Convertible Senior Notes due 2009, Brown Rudnick LLP and Sirius Satellite Radio Inc. (incorporated by reference to Exhibit 10.7 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.21	–	First Supplemental Indenture, dated July 24, 2008, between XM Satellite Radio Holdings Inc. and The Bank of New York Mellon, relating to the 1.75% Convertible Senior Notes due 2009 (incorporated by reference to Exhibit 4.64 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.22	–	Purchase Agreement, dated as of July 24, 2008, among XM Escrow LLC, XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the 13% Senior Notes due 2014 (incorporated by reference to Exhibit 4.65 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.23	–	Purchase Agreement, dated as of July 28, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc., Sirius Satellite Radio Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.66 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.24	–	First Supplemental Warrant Agreement, dated July 28, 2008, among Sirius Satellite Radio Inc., XM Satellite Radio Holdings Inc. and The Bank of New York Mellon relating to the Warrants, dated March 15, 2000, with the United States Trust Company of New York (incorporated by reference to Exhibit 4.67 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.25	–	First Supplemental Warrant Agreement, dated July 28, 2008, among Sirius Satellite Radio Inc., XM Satellite Radio Holdings Inc. and The Bank of New York Mellon, relating to the Warrants, dated January 28, 2003, with The Bank of New York Mellon as warrant agent (incorporated by reference to Exhibit 4.68 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.26	–	Written instrument, dated July 28, 2008, between Sirius Satellite Radio Inc. and XM Satellite Radio Holdings Inc. relating to the Warrant Agreement with Space Systems / Loral, dated June 3, 2005 (incorporated by reference to Exhibit 4.69 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.27	–	Written instrument, dated July 28, 2008, between Sirius Satellite Radio Inc. and XM Satellite Radio Holdings Inc. relating to the Warrant Agreement with Boeing Satellite Systems International Inc., dated July 31, 2003 and assigned to Bank of America, N.A. on May 24, 2006 (incorporated by reference to Exhibit 4.70 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.28	–	Second Supplemental Indenture, dated July 28, 2008, between XM Satellite Radio Holdings Inc. and Sirius Satellite Radio Inc., relating to the 1.75% Convertible Senior Notes due 2009 (incorporated by reference to Exhibit 4.71 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.29	–	First Supplemental Indenture, dated July 28, 2008, among XM Satellite Radio Inc., as issuer, XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc. and The Bank of New York Mellon, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.72 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.30	–	Second Supplemental Indenture, dated July 28, 2008, among XM Satellite Radio Inc., as issuer, XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc. and The Bank of New York Mellon, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.73 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.31	–	Notice from XM Satellite Radio Holdings Inc., dated July 28, 2008, relating to the 10% Senior Discount Convertible Notes due 2009 (incorporated by reference to Exhibit 4.75 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.32	–	Indenture, dated as of July 31, 2008, among XM Escrow LLC and The Bank of New York Mellon, relating to the 13% Senior Notes due 2014 (incorporated by reference to Exhibit 4.77 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.33	–	Supplemental Indenture, dated as of July 31, 2008, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., XM Equipment Leasing LLC, XM Radio Inc., and The Bank of New York Mellon, relating to the 13% Senior Notes due 2014 (incorporated by reference to Exhibit 4.78 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.34	–	Supplemental Indenture, dated as of July 31, 2008, among XM Satellite Radio Holdings Inc., XM Escrow LLC and The Bank of New York Mellon, relating to the 13% Senior Notes due 2014 (incorporated by reference to Exhibit 4.79 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.35	–	Indenture, dated as of August 1, 2008 among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment LLC, XM Radio Inc., Sirius Satellite Radio Inc. and The Bank of New York Mellon, as trustee, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.80 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.36	–	Registration Rights Agreement, dated August 1, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc., Sirius Satellite Radio Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.81 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.38	–	Note Purchase Agreement, dated as of February 13, 2009, among Sirius XM Radio Inc., XM Satellite Radio Holdings Inc., XM 1500 Eckington LLC, XM Investment LLC and the purchasers listed on schedule I thereto, relating to XM Satellite Radio Holdings Inc.’s Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on February 17, 2009).

4.39	–	Indenture, dated as of February 13, 2009, among Sirius XM Radio Inc., XM Satellite Radio Holdings Inc., XM 1500 Eckington LLC, XM Investment LLC and U.S. Bank National Association, as trustee and collateral trustee, relating to XM Satellite Radio Holdings Inc.’s Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.2 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on February 17, 2009).

4.40	–	Security Agreement, dated as of February 13, 2009, among XM 1500 Eckington LLC, XM Investment LLC and U.S. Bank National Association, as collateral trustee, relating to XM Satellite Radio Holdings Inc.’s Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.3 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on February 17, 2009).

4.41	–	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of February 13, 2009, from XM 1500 Eckington LLC, as grantor, to Stewart Title of Maryland Inc., as trustee for the benefit of U.S. Bank National Association as collateral agent, as beneficiary (incorporated by reference to Exhibit 4.4 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on February 17, 2009).

4.42	–	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of February 13, 2009, from XM Investment LLC, as grantor, to Stewart Title of Maryland Inc., as trustee for the benefit of U.S. Bank National Association as collateral agent, as beneficiary (incorporated by reference to Exhibit 4.5 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on February 17, 2009).

4.43	–	Registration Rights Agreement, dated as of February 13, 2009, among Sirius XM Radio Inc., XM Satellite Radio Holdings Inc., XM 1500 Eckington LLC, XM Investment LLC and the purchasers signatory thereto, relating to XM Satellite Radio Holdings Inc.’s Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.6 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on February 17, 2009).

4.44	–	Third Supplemental Indenture, dated as of March 6, 2009, among XM Satellite Radio Inc., XM Equipment Leasing LLC, XM Radio Inc. and the Bank of New York Mellon, as trustee, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.56 to Sirius XM Radio Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.45	–	Indenture, dated June 30, 2009, between XM Satellite Radio Inc. and U.S. Bank National Association relating to the 11.25% Senior Secured Notes due 2013 (incorporated by reference to Exhibit 4.59 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

4.46	–	Third Amendment to Security Agreement, dated June 30, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., certain subsidiaries thereof, and U.S. Bank National Association (incorporated by reference to Exhibit 4.60 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

*10.1	–	Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and Clear Channel Communications, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

**10.2	–	Technology Licensing Agreement among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., WorldSpace Management Corporation and American Mobile Satellite Corporation, dated as of January 1, 1998, amended by Amendment No. 1 to Technology Licensing Agreement, dated June 7, 1999 (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the period year December 31, 2007).

***10.3	–	Third Amended and Restated Distribution and Credit Agreement, dated as of February 6, 2008, among General Motors Corporation, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.63 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the period year December 31, 2007).

**10.5	–	Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-3, File No. 333-89132).

10.6	–	Assignment and Novation Agreement, dated as of December 5, 2001, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on December 6, 2001).

**10.7	–	Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated as of December 5, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.4 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on December 6, 2001).

10.8	–	GM/DIRECTV Director Designation Agreement, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc., General Motors Corporation and DIRECTV Enterprises LLC (incorporated by reference to Exhibit 10.43 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

10.9	–	Amended and Restated Assignment and Use Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and XM Radio Inc. (incorporated by reference to Exhibit 10.7 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

10.10	–	Amended and Restated Director Designation Agreement, dated as of February 1, 2003, among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to Exhibit 10.42 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

**10.11	–	Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 23, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.53 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

**10.12	–	July 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.54 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

**10.13	–	Contract for Launch Services, dated August 5, 2003, between Sea Launch Limited Partnership and XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 10.55 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.14	–	Amendment No. 1 to Amended and Restated Director Designation Agreement, dated as of September 9, 2003, among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to Exhibit 10.56 to XM Satellite Radio Holdings Inc.’s Quarterly Report in Form 10-Q for the quarter ended September 30, 2003).

10.15	–	December 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.57 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.16	–	First Amendment dated as of June 26, 2008 to the Intercreditor Agreement dated as of May 5, 2006 among The Bank of New York, in its capacity as collateral agent under certain intercreditor agreements dated as of January 28, 2003, JP Morgan Chase Bank, National Association, in its capacity as administrative agent under the Original Facility, JP Morgan Chase Bank, National Association, as new collateral agent for the secured parties under that certain Collateral Agency Agreement dated as of June 26, 2008 and General Motors Corporation, acknowledged and agreed to by XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain other parties (incorporated by reference to Exhibit 10.4 to XM Satellite Radio Holding Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.17	–	Consent and Amendment Agreement, dated as of July 10, 2008, among XM Satellite Radio Holdings Inc. and the undersigned holders of XM Satellite Radio Holdings Inc.’s 1.75% Convertible Senior Notes due 2009 (incorporated by reference to Exhibit 10.8 to XM Satellite Radio Holding’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.18	–	Waiver and Letter Agreement, dated as of July 14, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain beneficial owners of XM Satellite Radio Inc.’s 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 10.6 to XM Satellite Radio Inc.’s Current Report on Form 8-K filed on July 17, 2008).

10.19	–	Credit Agreement, dated as of February 17, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., the lender parties thereto and Liberty Media Corporation, as administrative agent (incorporated by reference to Exhibit 10.29 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.20	–	Amended and Restated Credit Agreement, dated as of March 6, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., the lender parties thereto and Liberty Media Corporation, as administrative agent (incorporated by reference to Exhibit 10.26 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

10.21	–	Guarantee and Collateral Agreement, dated as of March 6, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., the subsidiary guarantors named therein and Liberty Media Corporation, as administrative agent (incorporated by reference to Exhibit 10.27 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

10.22	–	Amended and Restated Credit Agreement, dated as of March 6, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.28 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

10.23	–	Intercreditor Agreement, dated as of March 6, 2009, among XM Satellite Radio Inc., JPMorgan Chase Bank, N.A. and Liberty Media Corporation agent (incorporated by reference to Exhibit 10.29 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

10.24	–	Second Amendment to Security Agreement, dated as of March 6, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., XM Equipment Leasing LLC and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.30 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

10.25	–	Joinder Agreement, dated as of March 6, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., XM Equipment Leasing LLC and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.31 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

10.26	–	Amended and Restated Guarantee Agreement, dated as of March 6, 2009, among XM Satellite Radio Holdings Inc., certain of its subsidiaries named therein and certain subsidiaries of XM Satellite Radio Inc. and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.32 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

*10.27	–	Form of Employee Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

*10.28	–	Non-Qualified Stock Option Agreement between Gary Parsons and XM Satellite Radio Holdings Inc., dated July 16, 1999 (incorporated by reference to Exhibit 10.23 to Amendment No. 5 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

*10.29	–	Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.25 to Amendment No. 5 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

*10.30	–	XM Satellite Radio Holdings Inc. Talent Option Plan (incorporated by reference to Exhibit 99. to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-8, File No. 333-65022).

*10.31	–	Form of 2003 Executive Stock Option Agreement (incorporated by reference to Exhibit 10.52 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

*10.32	–	1998 Shares Award Plan (incorporated by reference to Exhibit 4.1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-8, File No. 333-106827).

*10.33	–	Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.2 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-8, File No. 333-106827).

*10.34	–	Form of Employment Agreement, dated as of August 6, 2004, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and Gary Parsons (incorporated by reference to Exhibit 10.40 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.35	–	Form of 2004 Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.42 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.36	–	Form of Restricted Stock Agreement for executive officers (incorporated by reference to Exhibit 10.39 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

*10.37	–	Amendment No. 1 to Employment Agreement, dated as of April 4, 2007, among Gary Parsons, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.1 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed April 10, 2007).

*10.38	–	Form of Severance Agreement for executive officers other than Chairman, CEO, President and COO (incorporated by reference to Exhibit 10.4 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed April 10, 2007).

*10.39	–	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed June 1, 2007).

*10.40	–	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed June 1, 2007).

*10.41	–	XM Satellite Radio Holdings Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

*10.42	_	Amendment No. 2 to Employment Agreement, dated as of February 27, 2008, among Gary Parsons, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.64 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the period year December 31, 2007)

*10.43	_	Amendment No. 3 to Employment Agreement, dated as of June 26, 2008, among Gary Parsons, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.5 to XM Satellite Radio Holding Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

*10.44	_	Letter agreement dated June 30, 2009 amending the Employment Agreement dated November 18, 2004 between Mel Karmazin and Sirius XM Radio Inc. (incorporated by reference to Exhibit 10.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on July 1, 2009).

31.1	_	Certificate of Mel Karmazin, President of XM Satellite Radio Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	_	Certificate of Mel Karmazin, President of XM Satellite Radio Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	_	Certificate of David J. Frear, Treasurer of XM Satellite Radio Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.4	_	Certificate of David J. Frear, Treasurer of XM Satellite Radio Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	_	Certificate of Mel Karmazin, President and David J. Frear, Treasurer of XM Satellite Radio Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	_	Certificate of Mel Karmazin, President and David J. Frear, Treasurer of XM Satellite Radio Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	This document has been identified as a management contract or compensatory plan or arrangement.

**	Pursuant to the Commission’s Orders Granting Confidential Treatment under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934, certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text.

***	Confidential treatment has been requested with respect to portions of this Exhibit that have been omitted by redacting a portion of the text.

****	In accordance with the Agreement and Plan of Merger, dated as of February 17, 2007, entered into by and among XM Satellite Radio Holdings Inc., Sirius Satellite Radio Inc. and Vernon Merger Corporation (filed as Exhibit 2.1 herewith), the bylaws of Vernon Merger Corporation became the bylaws of XM Satellite Radio Holdings Inc. upon the effectiveness of the Merger.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XM SATELLITE RADIO HOLDINGS INC.

	By:	/s/ DAVID J. FREAR
David J. Frear Treasurer (Principal Financial Officer)

August 10, 2009

XM SATELLITE RADIO INC.

	By:	/s/ DAVID J. FREAR
David J. Frear Treasurer (Principal Financial Officer)

August 10, 2009