Form 10-Q
period 2009-09-30
XM SATELLITE RADIO INC; XM SATELLITE RADIO HOLDINGS INC
filed 2009-11-05
CIK 1116317, 1091530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission		I.R.S. Employer
File		Identification
Number	Exact name of registrant as specified in its charter	Number
000-27441	XM SATELLITE RADIO HOLDINGS INC.	54-1878819
333-39178	XM SATELLITE RADIO INC.	52-1805102

Delaware
(State or other jurisdiction of incorporation or organization of both registrants)

1500 Eckington Place, NE Washington, DC (Address of principal executive offices)	20002-2194 (Zip Code)
Registrant’s telephone number, including area code: (202) 380-4000

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether each registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

XM Satellite Radio Holdings Inc.	Large Accelerated Filer ☑	Accelerated Filer ☐
	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

XM Satellite Radio Inc.	Large Accelerated Filer ☐	Accelerated Filer ☐
	Non-Accelerated Filer ☑	Smaller Reporting Company ☐
Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of October 31, 2009)
XM SATELLITE RADIO HOLDINGS INC.
COMMON STOCK, $0.01 PAR VALUE
(all shares are issued to Sirius XM Radio Inc.)	100 SHARES

XM SATELLITE RADIO INC.
COMMON STOCK, $0.10 PAR VALUE
(all shares are issued to XM Satellite Radio Holdings Inc.)	125 SHARES

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

Item No.	Description

	PART I — Financial Information

Item 1.	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2009 (Successor Entity) and for the period August 1, 2008 through September 30, 2008 (Successor Entity), the period July 1, 2008 through July 31, 2008 (Predecessor Entity) and the period January 1, 2008 through July 31, 2008 (Predecessor Entity)	1

	Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	2

	Unaudited Consolidated Statements of Stockholders’ Deficit and Comprehensive Loss for the nine months ended September 30, 2009	3

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 (Successor Entity), the period August 1, 2008 through September 30, 2008 (Successor Entity) and the period January 1, 2008 through July 31, 2008 (Predecessor Entity)	4

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Material Risk	60

Item 4.	Controls and Procedures	60

	PART II — Other Information

Item 1.	Legal Proceedings	61

Item 1A.	Risk Factors	61

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3.	Defaults Upon Senior Securities	61

Item 4.	Submission of Matters to a Vote of Security Holders	61

Item 5.	Other Information	61

Item 6.	Exhibits	62

	Signatures	69

Exhibit 31.1
Exhibit 31.2
Exhibit 31.3
Exhibit 31.4
Exhibit 32.1
Exhibit 32.2

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor Entity			Predecessor Entity
	Three Months	Nine Months	August 1, 2008	July 1, 2008	January 1, 2008
	Ended	Ended	Through	Through	Through
(in thousands)	September 30, 2009	September 30, 2009	September 30, 2008	July 31, 2008	July 31, 2008

Revenue:
Subscriber revenue, including effects of rebates	$304,714	$884,038	$183,033	$95,684	$670,870
Advertising revenue, net of agency fees	4,147	13,475	5,165	3,193	22,743
Equipment revenue	5,657	17,681	3,351	1,585	13,397
Other revenue	10,955	19,344	4,054	4,242	24,184

Total revenue	325,473	934,538	195,603	104,704	731,194
Operating expenses (depreciation and amortization shown separately below) (1):
Cost of services:
Satellite and transmission	11,484	36,952	12,458	6,644	46,566
Programming and content	27,811	84,353	18,046	15,991	117,156
Revenue share and royalties	46,976	142,997	38,539	24,198	166,606
Customer service and billing	31,064	96,168	23,819	12,249	82,947
Cost of equipment	5,142	12,049	5,020	2,406	20,013
Sales and marketing	26,055	84,565	28,951	17,268	126,054
Subscriber acquisition costs	35,049	83,524	27,482	33,366	174,083
General and administrative	25,216	91,689	19,215	33,209	116,444
Engineering, design and development	5,413	16,798	5,191	2,611	23,045
Impairment of goodwill	—	—	5,026,838	—	—
Depreciation and amortization	41,587	146,462	34,620	10,828	88,749
Restructuring, impairments and related costs	3,029	29,614	—	—	—

Total operating expenses	258,826	825,171	5,240,179	158,770	961,663

Income (loss) from operations	66,647	109,367	(5,044,576)	(54,066)	(230,469)
Other income (expense):
Interest and investment income	729	1,848	3,963	594	3,013
Interest expense, net of amounts capitalized	(70,616)	(226,935)	(47,798)	(14,130)	(73,937)
Gain (loss) on change in value of embedded derivatives	(33,700)	(111,703)	242,223	—	—
Loss on extinguishment of debt and credit facilities, net	(3,787)	(111,863)	—	—	—
Loss on investments	(2,870)	(6,660)	(3,089)	(4,460)	(13,010)
Other income (expense)	1,324	2,548	(4,074)	5	900

Total other income (expense)	(108,920)	(452,765)	191,225	(17,991)	(83,034)

Loss before income taxes	(42,273)	(343,398)	(4,853,351)	(72,057)	(313,503)
Income tax expense	(578)	(1,733)	(672)	(508)	(1,512)

Net loss	(42,851)	(345,131)	(4,854,023)	(72,565)	(315,015)
Add: net loss attributable to noncontrolling interests	—	—	—	(1,053)	(7,443)

Net loss — XM Satellite Radio Holdings Inc Inc and Subsidiaries	$(42,851)	$(345,131)	$(4,854,023)	$(73,618)	$(322,458)

(1)	Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$273	$1,073	$570	$305	$2,745
Programming and content	859	3,368	961	586	4,949
Customer service and billing	345	1,077	332	228	1,869
Sales and marketing	1,261	3,862	1,038	770	7,047
General and administrative	4,355	21,122	2,000	1,634	13,200
Engineering, design and development	514	2,037	710	510	4,675

Total share-based payment expense	$7,607	$32,539	$5,611	$4,033	$34,485

See accompanying Notes to the unaudited consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$326,022	$206,740
Accounts receivable, net of allowance for doubtful accounts of $6,577 and $6,199, respectively	45,243	52,727
Inventory, net	2,923	4,489
Prepaid expenses	79,235	37,351
Related party current assets	105,674	112,363
Other current assets	57,320	50,412

Total current assets	616,417	464,082
Property and equipment, net	798,247	874,588
FCC license	2,000,000	2,000,000
Restricted investments	250	120,250
Deferred financing fees, net	27,309	30,303
Intangible assets, net	629,288	688,671
Related party long-term assets	114,073	124,607
Other long-term assets	41,560	34,284

Total assets	$4,227,144	$4,336,785

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$196,612	$237,299
Accrued interest	52,258	50,543
Current portion of deferred revenue	472,723	419,707
Current portion of deferred credit on executory contracts	247,566	234,774
Current maturities of long-term debt	101,300	355,739
Related party current liabilities	187,101	83,930

Total current liabilities	1,257,560	1,381,992
Deferred revenue	165,901	131,255
Deferred credit on executory contracts	851,955	1,037,190
Long-term debt	1,636,868	1,439,102
Long-term related party debt	159,275	—
Deferred tax liability	899,889	886,475
Related party long-term liabilities	21,928	—
Other long-term liabilities	33,982	36,325

Total liabilities	5,027,358	4,912,339

Commitments and contingencies (Note 14)
Stockholder’s deficit:
Common stock, par value $0 01; 1,000 shares authorized; 100 shares issued and outstanding as of September 30, 2009 and December 31, 2008	—	—
Accumulated other comprehensive loss, net of tax	(6,598)	(7,871)
Additional paid-in capital	5,989,700	5,870,502
Accumulated deficit	(6,783,316)	(6,438,185)

Total stockholder’s deficit	(800,214)	(575,554)

Total liabilities and stockholder’s deficit	$4,227,144	$4,336,785

See accompanying Notes to the unaudited consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT AND COMPREHENSIVE LOSS

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholder’s
(in thousands, except share data)	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance at December 31, 2008	100	$—	$5,870,502	$(6,438,185)	$(7,871)	$(575,554)

Net loss — XM Satellite Radio Holdings Inc and Subsidiaries	—	—	—	(345,131)	—	(345,131)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	579	579
Foreign currency translation adjustment, net of tax	—	—	—	—	694	694

Total comprehensive loss						(343,858)
Non-cash capital contributions from SIRIUS XM	—	—	119,198	—	—	119,198

Balance at September 30, 2009	100	$—	$5,989,700	$(6,783,316)	$(6,598)	$(800,214)

See accompanying Notes to the unaudited consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor Entity		Predecessor Entity
	Nine Months	August 1, 2008	January 1, 2008
	Ended	Through	Through
(in thousands)	September 30, 2009	September 30, 2008	July 31, 2008

Cash flows from operating activities:
Net loss — XM Satellite Radio Holdings Inc and Subsidiaries	$(345,131)	$(4,854,023)	$(322,458)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	146,462	34,620	88,749
Impairment of goodwill	—	5,026,838	—
Non-cash interest expense	68,379	10,023	7,023
Provision for doubtful accounts	12,642	3,028	8,523
Amortization of deferred income related to equity method investment	(2,082)	(471)	(5,829)
Loss on investments	6,660	3,089	13,010
Loss on extinguishment of debt and credit facilities, net	111,863	—	—
Restructuring, impairments and related costs	26,401	—	—
Share-based payment expense	32,539	5,611	34,485
(Gain) loss on change in value of embedded derivatives	111,703	(242,223)	—
Deferred income taxes	1,733	672	1,512
Other non-cash purchase price adjustments	(142,487)	(23,770)	—
Other	—	1,644	7,412
Changes in operating assets and liabilities:
Accounts receivable	(5,158)	(6,044)	7,597
Inventory	1,566	(206)	5,558
Related party assets	17,223	(1,357)	2,050
Prepaid expenses and other current assets	9,278	(11,945)	(20,599)
Restricted investments	—	—	(120,000)
Other long-term assets	47,465	29,590	378
Accounts payable and accrued expenses	(38,868)	17,776	(30,477)
Accrued interest	5,870	7,003	12,558
Deferred revenue	59,635	2,616	47,599
Related party liabilities	93,715	3,315	6,557
Other long-term liabilities	9,210	(183)	5,266

Net cash provided by (used in) operating activities	228,618	5,603	(251,086)

Cash flows from investing activities:
Additions to property and equipment	(38,811)	(7,893)	(30,843)
Purchase of restricted and other investments	—	—	(34,825)
Sale of restricted and other investments	—	25,400	—

Net cash (used in) provided by investing activities	(38,811)	17,507	(65,668)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	964
Long-term borrowings, net of costs	387,184	533,941	1,023,190
Related party long-term borrowings, net of costs	95,093	—	—
Payment of premiums on redemption of debt	(17,075)	(18,693)	—
Payments to minority interest holder	—	(61,880)	(6,897)
Repayment of long-term borrowings	(435,727)	(1,080,553)	(35,210)
Repayment of long-term related party borrowings	(100,000)	—	—
Other, net	—	(98)	(2,458)

Net cash (used in) provided by financing activities	(70,525)	(627,283)	979,589

Net increase in cash and cash equivalents	119,282	(604,173)	662,835
Cash and cash equivalents at beginning of period	206,740	819,521	156,686

Cash and cash equivalents at end of period	$326,022	$215,348	$819,521

Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$148,106	$37,704	$54,626
Non-cash investing and financing activities:
Non-cash capital contributions from SIRIUS XM	119,198	—	—
Property acquired through capital leases	1,337	—	4,465
Release of restricted investments	120,000	—	—
See accompanying Notes to the unaudited consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise stated)
(1) Business
We broadcast our music, sports, news, talk, entertainment, traffic and weather channels in the United States on a subscription fee basis through our proprietary satellite radio system. Our system consists of four in-orbit satellites, over 650 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. Subscribers can also receive certain of our music and other channels over the Internet.
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
Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers and dealers for prepaid subscriptions included in the sale or lease price of a vehicle; certain radios activated for daily rental fleet programs; subscribers to XM Radio Online, our Internet service; and certain subscribers to our weather, traffic and data services.
Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for prepaid and long-term subscriptions as well as discounts for multiple subscriptions. We also derive revenue from activation fees, the sale of advertising on select non-music channels, the direct sale of satellite radios, components and accessories, and other ancillary services, such as our data and weather services. In August 2009, we began charging our subscribers a U.S. Music Royalty Fee (the “MRF”).
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
As of September 30, 2009, the principal differences between the financial conditions of XM Holdings and XM were:
•	the ownership by XM Holdings of the corporate headquarters and data center buildings and the lease of these buildings to XM;
•	XM-1, XM-2, and the transponders of XM-3 and XM-4 are owned by XM; and XM-5 and the bus portions of XM-3 and XM-4 are owned by XM Holdings;
•	the presence at XM Holdings of additional indebtedness, primarily the 10% Convertible Senior Notes due 2009 and 10% Senior PIK Secured Notes due 2011, both of which are not guaranteed by XM;
•	the investment by XM Holdings in XM Canada (including related revenue and deferred income); and
•	the existence of additional cash balances at XM Holdings.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
Accordingly, the results of operations for XM and its subsidiaries are substantially the same as the results of operations for XM Holdings and its subsidiaries except that XM has:
•	additional rent, less depreciation and amortization expense and less other income, in each case principally related to XM’s rental of its corporate headquarters and data center buildings from XM Holdings, which are intercompany transactions that have been eliminated in XM Holdings’ consolidated financial statements;
•	less interest expense, principally related to the additional indebtedness at XM Holdings, and gains and losses on embedded derivatives;
•	less revenue associated with the amortization of deferred income and equity in losses from XM Holdings’ investment in XM Canada;
•	no gains or losses on XM Holdings’ investment in XM Canada; and
•	less interest income because of additional cash balances at XM Holdings.
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
Basis of Presentation
In presenting unaudited consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Additionally, estimates were used when recording the fair values of our assets acquired and liabilities assumed in the Merger. Estimates, by their nature, are based on judgment and available information. Actual results could differ from those estimates. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of September 30, 2009, the successor periods of the three and nine months ended September 30, 2009 and August 1, 2008 through September 30, 2008 and the predecessor periods of July 1, 2008 through July 31, 2008 and January 1, 2008 through July 31, 2008, have been made.
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
We have evaluated events subsequent to the balance sheet date and prior to filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 through November 5, 2009 and determined there have not been any events that have occurred that would require adjustment to our unaudited consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(3) Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and related disclosures.
Significant estimates inherent in the preparation of the accompanying unaudited consolidated financial statements include revenue recognition, asset impairment, useful lives of our satellites and valuation allowances against deferred tax assets. The financial market volatility and economic conditions in the United States have impacted our business and may continue to impact our business. Such conditions could have a material impact to our significant accounting estimates.
Inventory
Inventory consists of finished goods, refurbished goods, and other raw material components used in manufacturing radios. Inventory is stated at the lower of cost or market. We record an estimated allowance for inventory that is considered slow moving and obsolete or whose carrying value is in excess of net realizable value. The provision related to products purchased for our direct to consumer distribution channel is reported as a component of Cost of equipment in our unaudited consolidated statements of operations. The remaining provision is reported as a component of Subscriber acquisition costs in our unaudited consolidated statements of operations.
Inventory, net, consists of the following:

	September 30,	December 31,
	2009	2008
Raw materials	$6,303	$5,781
Finished goods	4,987	6,898
Allowance for obsolescence	(8,367)	(8,190)

Total inventory, net	$2,923	$4,489

Reclassifications
Certain amounts in our prior period unaudited consolidated financial statements have been reclassified to conform to our current period presentation.
Recent Accounting Pronouncements
In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative U.S. GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for registrants. The discussion below includes the applicable ASC reference.
We adopted ASC 810-10-65, Transition and Open Effective Date Information, which requires a parent with one or more less-than-wholly-owned subsidiaries to disclose, on the face of the consolidated financial statements, the amount of consolidated net income attributable to the parent and noncontrolling interest. We adopted this guidance effective January 1, 2009, with no impact on our consolidated results of operations and financial position.
We adopted ASC 855, Subsequent Events, which requires disclosure of events occurring after the balance sheet date but before financial statements are issued or are available to be issued. We adopted this guidance effective April 1, 2009, with no impact on our consolidated results of operations or financial position.
In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R), to require an analysis to determine whether our variable interest(s) give us a controlling financial interest in a variable interest entity. Statement 167 has not been incorporated into ASC and is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact, if any, the adoption of this guidance will have on our consolidated results of operations and financial position.
In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which integrated existing accounting standards with other authoritative guidance to provide a single source of authoritative U.S. GAAP for nongovernmental entities. Statement 168 has not been incorporated into ASC and is effective for interim and annual periods ending after September 15, 2009. We adopted this guidance effective July 1, 2009, with no impact on our consolidated results of operations or financial position.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(4) Intangible Assets
Intangible assets consisted of the following:

		September 30, 2009			December 31, 2008
	Weighted Average	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value

Indefinite life intangible assets
FCC licenses	Indefinite	$2,000,000	$—	$2,000,000	$2,000,000	$—	$2,000,000
Trademark	Indefinite	250,000	—	250,000	250,000	—	250,000

Definite life intangible assets
Subscriber relationships	9 years	$380,000	$(76,670)	$303,330	$380,000	$(29,226)	$350,774
Proprietary software	6 years	16,552	(6,020)	10,532	16,552	(2,285)	14,267
Developed technology	10 years	2,000	(233)	1,767	2,000	(83)	1,917
Licensing agreements	9.1 years	75,000	(11,452)	63,548	75,000	(4,090)	70,910
Leasehold interests	7.4 years	132	(21)	111	908	(105)	803

Total intangible assets		$2,723,684	$(94,396)	$2,629,288	$2,724,460	$(35,789)	$2,688,671

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
In connection with the Merger, $250,000 of the purchase price was allocated to our trademark. As of September 30, 2009 there are no legal, regulatory or contractual limitations associated with our trademark.
We evaluate our indefinite life intangible assets for impairment on an annual basis. During the three and nine months ended September 30, 2009, no impairment loss was recorded for intangible assets with indefinite lives.
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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
Amortization expense was $18,648 and $58,759 for the three and nine months ended September 30, 2009, respectively, and $9,232 for the period August 1, 2008 through September 30, 2008. Expected amortization expense for each of the fiscal years through December 31, 2013 and for periods thereafter is as follows:

Year ending December 31,	Amount

Remaining 2009	$17,827
2010	65,916
2011	58,850
2012	53,420
2013	47,097
Thereafter	136,178

Total intangibles, net	$379,288

(5) Subscriber Revenue
Subscriber revenue consists of subscription fees, non-refundable activation fees and the effects of rebates. Revenues received from automakers for prepaid subscriptions included in the sale or lease price of vehicles are also included in subscriber revenue over the service period upon activation and sale to the customer.
Subscriber revenue consists of the following:

	Successor Entity			Predecessor Entity
	Three Months	Nine Months	August 1, 2008	July 1, 2008	January 1, 2008
	Ended	Ended	Through	Through	Through
	September 30, 2009	September 30, 2009	September 30, 2008	July 31, 2008	July 31, 2008

Subscription fees	$303,785	$881,860	$183,144	$94,074	$659,775
Activation fees	963	2,351	48	1,667	11,855
Effect of rebates	(34)	(173)	(159)	(57)	(760)

Total subscriber revenue	$304,714	$884,038	$183,033	$95,684	$670,870

(6) Interest Costs
We capitalize a portion of the interest on funds borrowed to finance the construction costs of our satellites. The following is a summary of our interest costs:

	Successor Entity			Predecessor Entity
	Three Months	Nine Months	August 1, 2008	July 1, 2008	January 1, 2008
	Ended	Ended	Through	Through	Through
	September 30, 2009	September 30, 2009	September 30, 2008	July 31, 2008	July 31, 2008

Interest costs charged to expense	$70,616	$226,935	$47,798	$14,130	$73,937
Interest costs capitalized	7,495	25,053	3,927	1,009	6,852

Total interest costs incurred	$78,111	$251,988	$51,725	$15,139	$80,789

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(7) Property and Equipment
Property and equipment, net, consists of the following:

	September 30,	December 31,
	2009	2008
Satellite system	$490,126	$490,126
Terrestrial repeater network	41,603	41,850
Leasehold improvements	6,852	6,762
Broadcast studio equipment	7,934	7,804
Capitalized software and hardware	53,768	53,986
Satellite telemetry, tracking and control facilities	32,958	33,542
Furniture, fixtures, equipment and other	27,269	26,076
Land	38,100	38,100
Building	53,803	53,887
Construction in progress — satellite system	194,980	181,856

Total property and equipment	947,393	933,989
Accumulated depreciation and amortization	(149,146)	(59,401)

Property and equipment, net	$798,247	$874,588

Depreciation and amortization expense on property and equipment was $22,939 and $87,703 for the three and nine months ended September 30, 2009, respectively, and $25,388, $10,828 and $88,749 for the periods August 1, 2008 through September 30, 2008, July 1, 2008 through July 31, 2008 and January 1, 2008 through July 31, 2008, respectively.
Satellites
We own four orbiting satellites; two of which, XM-3 and XM-4, currently transmit our signal and two of which, XM-1 and XM-2, serve as in-orbit spares. Our satellites were launched in March 2001, May 2001, February 2005 and October 2006.
Space Systems/Loral has constructed our fifth satellite, XM-5, for use in our system. In 2006, we entered into an agreement with Sea Launch to secure a launch for XM-5. In June 2009, Sea Launch filed for bankruptcy protection under Title 11 of the United States Code and as a result, we recorded a charge of $24,196 to Restructuring, impairments and related costs in our unaudited consolidated statements of operations for amounts previously paid, including capitalized interest. In October 2009, XM Holdings terminated its satellite launch agreement with Sea Launch with the consent of the Bankruptcy Court. In October 2009, SIRIUS entered into an agreement with International Launch Services (“ILS”) to secure a satellite launch for XM-5 on a Proton rocket. We currently expect to launch XM-5 in the second or third quarter of 2010.
(8) Related Party Transactions
Liberty Media
Liberty Media Corporation and its affiliate, Liberty Media, LLC (collectively, “Liberty Media”) is the holder of SIRIUS’ Convertible Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), has representatives on SIRIUS’ board of directors and is considered a related party. See Note 11, Debt, to our unaudited consolidated financial statements for further information regarding indebtedness previously owed to Liberty Media.
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
Loan Investments
On February 17, 2009, XM entered into a Credit Agreement with Liberty Media Corporation, as administrative agent and collateral agent, and Liberty Media, LLC, as lender. On March 6, 2009, XM amended and restated that credit agreement (the “Second-Lien Credit Agreement”) with Liberty Media Corporation. In June 2009, XM repaid all amounts due and terminated the Second-Lien Credit Agreement in connection with the issue and sale of our 11.25% Senior Secured Notes due 2013.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
On March 6, 2009, XM amended and restated the $100,000 Term Loan, dated as of June 26, 2008 and the $250,000 Credit Agreement, dated as of May 5, 2006. These facilities were combined as term loans into the Amended and Restated Credit Agreement, dated as of March 6, 2009. Liberty Media, LLC, purchased $100,000 aggregate principal amount of such loans from the existing lenders. In June 2009, XM used a portion of the net proceeds from the sale of our 11.25% Senior Secured Notes due 2013 to extinguish the Amended and Restated Credit Agreement.
In June 2009, Liberty Media Corporation purchased $100,000 aggregate principal amount of our 11.25% Senior Secured Notes due 2013 as part of the offering of such notes. As of September 30, 2009, we recorded $159,275 as Long-term related party debt related to the 11.25% Notes. This amount included the following principal amounts; $87,000 of our 11.25% Senior Secured Notes due 2013, $76,000 of our 13% Senior Notes due 2013 and $11,000 of our 7% Exchangeable Senior Subordinated Notes due 2014. As of September 30, 2009, we recorded $4,350 related to accrued interest with Liberty Media to Related party current liabilities.
We recognized Interest expense related to Liberty Media of $6,609 and $33,651 for the three and nine months ended September 30, 2009, respectively.
XM Canada
In 2005, we entered into agreements to provide XM Canada with the right to offer XM satellite radio service in Canada. The agreements have an initial term of ten years and XM Canada has the unilateral option to extend the term of the agreements for an additional five years at no additional cost beyond the current financial arrangements. XM Canada has expressed its intent to exercise this option at the end of the initial term of the agreements. We have the right to receive a 15% royalty for all subscriber fees earned by XM Canada each month for its basic service and a nominal activation fee for each gross activation of an XM Canada subscriber on XM’s system. XM Canada is obligated to pay us a total of $71,800 for the rights to broadcast and market National Hockey League (“NHL”) games for the 10-year term of our contract with the NHL. We recognize these payments on a gross basis as a principal obligor pursuant to the provisions of ASC 605, Revenue Recognition.
The estimated fair value of deferred revenue from XM Canada as of the Merger date was approximately $34,000, and is being amortized on a straight-line basis over the remaining expected term of the agreements. Subsequent to the Merger date, we began to record additional deferred revenue on our agreements with XM Canada involving royalties on subscriber and activation fees. As of September 30, 2009 and December 31, 2008, the carrying value of Deferred revenue related to XM Canada was $39,566 and $36,002, respectively.
We have extended a Cdn$45,000 standby credit facility to XM Canada which can be utilized to purchase terrestrial repeaters or finance the payment of subscription fees. The facility matures on December 31, 2012 and bears interest at a rate of 17.75% per annum. We have the right to convert unpaid principal amounts into Class A subordinate voting shares of XM Canada at the price of Cdn$16.00 per share. As of September 30, 2009 and December 31, 2008, amounts drawn by XM Canada on this facility in lieu of payment of subscription fees recorded in Related party long-term assets were $15,522 and $8,311, respectively.
In connection with the deferred income related to XM Canada, we recorded amortization of $694 and $2,082 for the three and nine months ended September 30, 2009, respectively, and $1,665, $833 and $5,829 for the periods August 1, 2008 through September 30, 2008, July 1, 2008 through July 31, 2008 and January 1, 2008 through July 31, 2008, respectively. The royalty fees we earn related to subscriber and activation fees are reported as a component of Other revenue in our unaudited consolidated statements of operations. We recorded royalty fees of $225 and $499 for the three and nine months ended September 30, 2009, respectively, and $146, $76 and $523 for the periods August 1, 2008 through September 30, 2008, July 1, 2008 through July 31, 2008 and January 1, 2008 through July 31, 2008, respectively. XM Canada pays us a licensing fee and reimburses us for advertising, both of which are reported as a component of Other revenue in our unaudited consolidated statements of operations. We recognized licensing fee revenue of $1,500 and $4,500 for the three and nine months ended September 30, 2009, respectively, and $1,000, $500 and $3,500 for the periods August 1, 2008 through September 30, 2008, July 1, 2008 through July 31, 2008 and January 1, 2008 through July 31, 2008, respectively. We recognized advertising reimbursements of $0 and $733 for the three and nine months ended September 30, 2009, respectively, and $0, $0 and $833 for the periods August 1, 2008 through September 30, 2008, July 1, 2008 through July 31, 2008 and January 1, 2008 through July 31, 2008, respectively. As of September 30, 2009 and December 31, 2008, amounts due from XM Canada recorded in Related party current assets were $3,408 and $5,594, respectively. As of September 30, 2009 and December 31, 2008, amounts due from XM Canada (in addition to the amounts drawn on the standby credit facility) recorded in Related party long-term assets were $6,000 and $0, respectively.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
General Motors
We have a long-term distribution agreement with General Motors Company (“GM”). GM has a representative on SIRIUS’ board of directors and is considered a related party. During the term of the agreement, GM has agreed to distribute the XM service. We subsidize a portion of the cost of XM radios and make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to XM’s service. We also share with GM a percentage of the subscriber revenue attributable to GM vehicles with installed XM radios. As part of the agreement, GM provides certain call-center related services directly to XM subscribers who are also GM customers for which we reimburse GM.
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
We recorded total revenue from GM, primarily consisting of subscriber revenue, of $8,831 and $22,087 for the three and nine months ended September 30, 2009, respectively, and $6,733, $4,041 and $25,394 for the periods August 1, 2008 through September 30, 2008, July 1, 2008 through July 31, 2008 and January 1, 2008 through July 31, 2008, respectively.
We recognized Sales and marketing expense with GM of $7,720 and $23,387 for the three and nine months ended September 30, 2009, respectively, and $8,539, $4,220 and $28,377 for the periods August 1, 2008 through September 30, 2008, July 1, 2008 through July 31, 2008 and January 1, 2008 through July 31, 2008, respectively. We recognized Revenue share and royalties expense with GM of $15,008 and $46,664 for the three and nine months ended September 30, 2009, respectively, and $26,021, $12,172 and $79,869 for the periods August 1, 2008 through September 30, 2008, July 1, 2008 through July 31, 2008 and January 1, 2008 through July 31, 2008, respectively. We recognized Subscriber acquisition costs with GM of $9,035 and $25,066 for the three and nine months ended September 30, 2009, respectively, and $29,530, $11,692 and $88,300 for the periods August 1, 2008 through September 30, 2008, July 1, 2008 through July 31, 2008 and January 1, 2008 through July 31, 2008, respectively.
As of September 30, 2009, amounts due from GM and prepaid expenses with GM recorded in Related party current assets were $8,089 and $91,902, respectively. As of September 30, 2009, prepaid expenses with GM recorded in Related party long-term assets were $92,551. As of December 31, 2008, amounts due from GM and prepaid expenses with GM recorded in Related party current assets were $10,132 and $94,444, respectively. As of December 31, 2008, prepaid expenses with GM recorded in Related party long-term assets were $116,296. As of September 30, 2009 and December 31, 2008, amounts due to GM recorded in Related party current liabilities were $79,813 and $63,023, respectively.
As of September 30, 2009 and December 31, 2008, amounts due to GM recorded in Related party long-term liabilities were $21,928 and $0, respectively.
American Honda
We have an agreement to make a certain amount of our bandwidth available to American Honda. American Honda has a representative on SIRIUS’ board of directors and is considered a related party. American Honda’s use of our bandwidth must be in compliance with applicable laws, must not compete or adversely interfere with our business, and must meet our quality standards. This agreement remains in effect so long as American Honda holds a certain amount of its investment in SIRIUS. We make incentive payments to American Honda for each purchaser of a Honda or Acura vehicle that becomes a self-paying XM subscriber and shares with American Honda a portion of the subscriber revenue attributable to Honda and Acura vehicles with installed XM radios.
We recorded total revenue from American Honda, primarily consisting of subscriber revenue, of $3,374 and $9,201 for the three and nine months ended September 30, 2009, respectively, and $3,321, $1,738 and $10,599 for the periods August 1, 2008 through September 30, 2008, July 1, 2008 through July 31, 2008 and January 1, 2008 through July 31, 2008, respectively.
We recognized Sales and marketing expense with American Honda of $1,647 and $4,391 for the three and nine months ended September 30, 2009, respectively, and $1,848, $1,046 and $5,330 for the periods August 1, 2008 through September 30, 2008, July 1, 2008 through July 31, 2008 and January 1, 2008 through July 31, 2008, respectively. We recognized Revenue share and royalties expense with American Honda of $1,636 and $4,601 for the three and nine months ended September 30, 2009, respectively, and $747, $376 and $1,901 for the periods August 1, 2008 through September 30, 2008, July 1, 2008 through July 31, 2008 and January 1, 2008 through July 31, 2008, respectively.
As of September 30, 2009 and December 31, 2008, amounts due from American Honda recorded in Related party current assets were $2,274 and $2,194, respectively.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
As of September 30, 2009 and December 31, 2008, amounts due to American Honda recorded in Related party current liabilities were $4,014 and $4,190, respectively.
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
We recorded total advertising revenue allocated from SIRIUS of $2,473 and $7,321 for the three and nine months ended September 30, 2009, respectively, and $0 for the period August 1, 2008 through September 30, 2008.
We recognized total allocated net operating expenses with SIRIUS of $39,532 and $129,502 for the three and nine months ended September 30, 2009, respectively, and $773 for the period August 1, 2008 through September 30, 2008.
As of September 30, 2009 and December 31, 2008, net costs attributable to these costs (in addition to direct payments made by SIRIUS on our behalf) recorded in Related party current liabilities were $98,924 and $16,717, respectively.
(9) Investments
Investments consist of the following:

	September 30,	December 31,
	2009	2008
Marketable securities	$11,555	$10,525
Restricted investments	250	120,250
Embedded derivative accounted for separately from the host contract	26	2
Equity method investments	2,679	8,873

Total investments	$14,510	$139,650

XM Canada
We have a 23.33% economic interest in XM Canada. The amount of the Merger purchase price allocated to the fair value of our investment in XM Canada was $41,188. Our investment in XM Canada is recorded using the equity method (on a one-month lag) since we have significant influence, but less than a controlling voting interest in XM Canada. Under this method, our investment in XM Canada is adjusted quarterly to recognize our share of net earnings or losses as they occur, rather than at the time dividends or other distributions are received, limited to the extent of our investment in, advances to, and commitments to fund XM Canada. Our share of net earnings or losses of XM Canada is recorded to Loss on investments in our unaudited consolidated statements of operations. We recorded $2,870 and $1,926 for the three and nine months ended September 30, 2009, respectively, for our share of XM Canada’s net loss and $3,089, $1,835 and $10,385 for the periods August 1, 2008 through September 30, 2008, July 1, 2008 through July 31, 2008 and January 1, 2008 through July 31, 2008, respectively, for our share of XM Canada’s net loss. During the three and nine months ended September 30, 2009, we reduced the carrying value of our investment in XM Canada due to decreases in fair value that were considered to be other than temporary and recorded impairment charges of $0 and $4,734, respectively. In addition, during the three and nine months ended September 30, 2009, we recorded ($35) and $466, respectively, as a foreign exchange gain (loss) to Accumulated other comprehensive loss, net of tax.
We hold an investment in Cdn$4,000 face value of 8% convertible unsecured subordinated debentures issued by XM Canada for which the embedded conversion feature is bifurcated from the host contract. The host contract is accounted for as an available-for-sale security at fair value with changes in fair value recorded to Accumulated other comprehensive loss, net of tax. The embedded conversion feature is accounted for as a derivative at fair value with changes in fair value recorded in earnings as Interest and investment income. As of September 30, 2009, the carrying value of our equity method investment in XM Canada was $2,679, while the carrying values of the host contract and embedded derivative related to our investment in the debentures was $2,967 and $26, respectively. As of December 31, 2008, the carrying value of our equity method investment in XM Canada was $8,873, while the carrying values of the host contract and embedded derivative related to our investment in the debentures was $2,540 and $2, respectively.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
Auction Rate Certificates
Auction rate certificates are long-term securities structured to reset their coupon rates by means of an auction. We account for our investment in auction rate certificates as available-for-sale securities. As of September 30, 2009 and December 31, 2008, the carrying value of these securities was $8,588 and $7,985, respectively.
Restricted Investments
Restricted investments relate to deposits placed into escrow for the benefit of third parties pursuant to programming agreements. As of September 30, 2009 and December 31, 2008, the carrying value of our long-term restricted investments was $250 and $120,250, respectively.
(10) Fair Value
The following table summarizes the fair value of our financial instruments at September 30, 2009:

	Fair Value Measurements Using
	Quoted Prices in Active		Significant
	Markets for Identical	Significant Other	Unobservable
(in thousands)	Assets (Level 1)	Observable Inputs (Level 2)	Inputs (Level 3)	Carrying Value
Assets:
Auction rate securities	N/A	N/A	$8,588	$8,588
Debentures and embedded derivatives	N/A	N/A	2,993	2,993

Total assets			$11,581	$11,581

Liabilities:
Debt-related embedded derivatives	$—	$—	$134,361	$134,361

Total liabilities	$—	$—	$134,361	$134,361

The following table presents the changes in the Level 3 fair-value category for the nine months ended September 30, 2009. We classify financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs. Fair values are determined using lattice models or market quotes. We recognized net unrealized (losses) gains in earnings of ($33,666) and ($111,609) for the three and nine months ended September 30, 2009, respectively, and $241,847, $14 and ($551) for the periods August 1, 2008 through September 30, 2008, July 1, 2008 through July 31, 2008 and January 1, 2008 through July 31, 2008, respectively.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Debentures and	Debt-Related
	Auction Rate Securities	Embedded Derivatives	Embedded Derivatives
Balance at December 31, 2008	$7,985	$2,542	$22,658

Total gains and losses (realized /unrealized)	—	118	111,703
Included in other comprehensive income	603	333	—

Balance at September 30, 2009	$8,588	$2,993	$134,361

As of September 30, 2009 and December 31, 2008, the aggregate carrying value of our long-term debt was $1,763,082 and $1,772,183 (excludes embedded derivatives), respectively; while the aggregate fair value approximated $1,993,820 and $760,897, respectively.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(11) Debt
Our debt consists of the following:

	Conversion	Long-term debt
	Price (per	September 30,	December 31,
	(SIRIUS share)	2009	2008
10% Convertible Senior Notes due 2009	$10.87	48,450	400,000
Less: discount		(404)	(17,367)
10% Senior Secured Discount Convertible Notes due 2009	$0.69	33,249	33,249
Less: discount		(1,519)	(5,471)
10% Senior PIK Secured Notes due 2011	N/A	172,485	—
Less: discount		(13,460)	—
11.25% Senior Secured Notes due 2013	N/A	525,750	—
Less: discount		(34,525)	—
13% Senior Notes due 2013	N/A	778,500	778,500
Less: discount		(66,538)	(74,986)
9.75% Senior Notes due 2014	N/A	5,260	5,260
7% Exchangeable Senior Subordinated Notes due 2014	$1.875	550,000	550,000
Less: discount		(252,056)	(270,368)
Senior Secured Term Loan due 2009	N/A	—	100,000
Senior Secured Revolving Credit Facility due 2009	N/A	—	250,000
Add: premium		—	151
Other debt:
Capital leases	N/A	17,890	23,215
Embedded derivatives		134,361	22,658

Total debt		1,897,443	1,794,841

Less: current maturities		101,300	355,739

Total long-term		1,796,143	1,439,102
Less: related party		159,275	—

Total long-term, excluding related party		$1,636,868	$1,439,102

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
In February 2009, we exchanged $172,485 aggregate principal amount of the outstanding 10% Convertible Notes for a like principal amount of XM Holdings’ 10% Senior PIK Secured Notes due 2011. We accounted for the exchange as a modification of debt and recorded $2,008 to General and administrative expense in our unaudited consolidated statements of operations and $10,990 of additional debt discount in our unaudited consolidated balance sheets.
In July 2009, we used a portion of the net proceeds received from the issuance of our 11.25% Senior Secured Notes due 2013 plus cash on hand to purchase at par $179,065 aggregate principal amount of the 10% Convertible Notes. We recorded a loss of $3,285 related to the unamortized discount to Loss on extinguishment of debt and credit facilities in our unaudited consolidated statements of operations as a result of this transaction.
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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
10% Senior PIK Secured Notes due 2011
In February 2009, we exchanged $172,485 aggregate principal amount of outstanding 10% Convertible Notes for a like principal amount of XM Holdings’ 10% Senior PIK Secured Notes due 2011 (the “PIK Notes”). Interest is payable on the PIK Notes semiannually in arrears on June 1 and December 1 of each year at a rate of 10% per annum paid in cash from December 1, 2008 to December 1, 2009; at a rate of 10% per annum paid in cash and 2% per annum paid in kind from December 1, 2009 to December 1, 2010; and at a rate of 10% per annum paid in cash and 4% per annum paid in kind from December 1, 2010 to the maturity date.
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
In October 2009, we purchased $58,800 aggregate principal amount of the PIK Notes at a price of $60,499, which included accrued interest of $2,287. We will record a net loss of $3,869, related to the unamortized discount and the discount on the purchase, to Loss on extinguishment of debt and credit facilities in our unaudited consolidated statements of operations as a result of this transaction.
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
In June 2009, we used net proceeds from the sale of our 11.25% Senior Secured Notes due 2013 to repay amounts due under and extinguish the Amended and Restated Credit Agreement. We paid a repayment premium of $6,500. We recorded an aggregate loss on extinguishment of the Amended and Restated Credit Agreement of $49,786 consisting primarily of the unamortized discount, deferred financing fees and unaccreted portion of the repayment premium to Loss on extinguishment of debt and credit facilities in our unaudited consolidated statements of operations.
11.25% Senior Secured Notes due 2013
In June 2009, XM issued $525,750 aggregate principal amount of 11.25% Senior Secured Notes due 2013 (the “11.25% Notes”). Interest is payable semi-annually in arrears on June 15 and December 15 of each year at a rate of 11.25% per annum. The 11.25% Notes mature on June 15, 2013. The 11.25% Notes were issued for $489,952, resulting in an aggregate original issuance discount, including fees, of $35,798.
XM Holdings and the domestic subsidiaries of XM that guarantee certain of the indebtedness of XM and its restricted subsidiaries guarantee XM’s obligations under the 11.25% Notes. The 11.25% Notes and related guarantees are secured by first-priority liens on substantially all of the assets of XM Holdings, XM and the guarantors.
In June 2009, XM used a portion of the net proceeds from the sale of the 11.25% Notes to repay in full $325,000 principal amount outstanding under the Amended and Restated Credit Agreement. In connection with the sale of the 11.25% Notes, XM terminated the Second-Lien Credit Agreement and repaid all amounts due thereunder.
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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
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
In June 2009, we terminated the Second-Lien Credit Agreement in connection with the sale of the 11.25% Notes and repaid all amounts due thereunder. We recorded a loss on termination of the Second-Lien Credit Agreement of $57,663 related to deferred financing fees to Loss on extinguishment of debt and credit facilities in our unaudited consolidated statements of operations.
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
The convertible and exchangeable features are embedded derivatives, and subsequent to the Merger are required to be separated from the host contract for accounting purposes in accordance with SFAS No. 133, Accounting for Hedging and Derivative Instruments . The embedded derivatives are recorded as derivative liabilities and included in our debt balances in our statement of financial position and the changes in fair value of those derivatives are reported as a realized investment gain or loss in the period in which the fair value changes.
Due to the change in fair value of these embedded derivatives, we recognized $33,700 and $111,703 of Loss on change in value of embedded derivatives during the three and nine months ended September 30, 2009, respectively, and $242,223 of Gain on change in value of embedded derivatives for the period August 1, 2008 through September 30, 2008. The balance of derivative liabilities was $134,361 and $22,658 as of September 30, 2009 and December 31, 2008, respectively.
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
At September 30, 2009, we were in compliance with all financial covenants.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(12) Benefit Plans
During the second quarter of 2009, we merged the XM Satellite Radio 401(k) Savings Plan (the “Savings Plan”) into the Sirius Satellite Radio 401(k) Savings Plan (the “Sirius Plan”), which is sponsored by SIRIUS. Eligible employees under the Savings Plan became subject to the contribution, matching and vesting rules of the Sirius Plan.
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
(13) Income Taxes
We recorded income tax expense of $578 and $1,733 for the three and nine months ended September 30, 2009, respectively, and $672, $508 and $1,512 for the periods August 1, 2008 through September 30, 2008, July 1, 2008 through July 31, 2008 and January 1, 2008 through July 31, 2008, respectively. Such expense primarily represents the recognition of a deferred tax liability related to the difference in accounting for the FCC license intangible asset, which is amortized over 15 years for tax purposes but is not amortized for book purposes.
(14) Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of September 30, 2009:

	Remaining
(in thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt obligations	$85,121	$11,242	$175,389	$166	$1,304,406	$555,260	$2,131,584
Cash interest payments	59,707	217,466	208,148	199,403	169,811	38,756	893,291
Lease obligations	8,268	18,109	7,247	4,033	1,680	2,069	41,406
Satellite and transmission	12,087	29,609	—	—	—	8,635	50,331
Programming and content	30,249	56,470	110,021	100,326	20,683	14,350	332,099
Satellite performance incentive payments	1,051	4,384	4,695	5,030	5,392	42,831	63,383
Marketing and distribution	15,574	10,198	9,272	9,033	3,000	4,500	51,577
Other	568	883	337	45	—	—	1,833

Total	$212,625	$348,361	$515,109	$318,036	$1,504,972	$666,401	$3,565,504

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
Space Systems/Loral has constructed a fifth satellite, XM-5, for use in our system. In 2006, we entered into an agreement with Sea Launch to secure a launch for XM-5. In June 2009, Sea Launch filed for bankruptcy protection under Title 11 of the United States Code. In October 2009, XM Holdings terminated its satellite launch agreement with Sea Launch with the consent of the Bankruptcy Court. In October 2009, SIRIUS entered into an agreement with International Launch Services (“ILS”) to secure a satellite launch for XM-5 on a Proton rocket. We currently expect to launch XM-5 in the second or third quarter of 2010.
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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
Satellite incentive payments. Boeing Satellite Systems International, Inc., the manufacturer of our four in-orbit satellites, may be entitled to future in-orbit performance payments with respect to two of our four satellites. As of September 30, 2009, we have accrued $28,655 related to contingent in-orbit performance payments for XM-3 and XM-4 based on expected operating performance over their fifteen year design life. Boeing may also be entitled to an additional $10,000 if XM-4 continues to operate above baseline specifications during the five years beyond the satellite’s fifteen year design life.
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
Other. We have entered into various agreements with third parties for general operating purposes. In addition to the minimum contractual cash commitments described above, we have entered into agreements with other variable cost arrangements. These future costs are dependent upon many factors, including subscriber growth, and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar provisions.
We are required under the terms of certain agreements to deposit monies in escrow, which place restrictions on cash and cash equivalents. As of September 30, 2009 and December 31, 2008, $250 and $120,250, respectively, were classified as Restricted investments as a result of obligations under these escrow deposits.
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
(15) Condensed Consolidating Financial Information
XM 1500 Eckington LLC, XM Investment LLC, XM Satellite Radio Inc. and its wholly owned subsidiaries, XM Radio Inc. and XM Equipment Leasing LLC (collectively, the “XM Holdings Guarantor Subsidiaries”) are wholly owned subsidiaries of XM Holdings. The XM Holdings Guarantor Subsidiaries have fully and unconditionally, jointly and severally, directly or indirectly, guaranteed, on an unsecured basis, certain of the debt issued by XM Holdings.
XM Radio Inc. and XM Equipment Leasing LLC (collectively, the “XM Guarantor Subsidiaries”) are wholly owned subsidiaries of XM. The XM Guarantor Subsidiaries have fully and unconditionally, jointly and severally, directly or indirectly, guaranteed, on an unsecured basis, the debt issued by XM in connection with certain of XM’s financings.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
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
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF SEPTEMBER 30, 2009

			XM								Consolidated
			Equipment	XM Non-		Consolidated	XM Satellite	XM 1500	XM		XM Satellite
	XM Satellite		Leasing	Guarantor		XM Satellite	Radio	Eckington	Investment		Radio Holdings
(in thousands)	Radio Inc.	XM Radio Inc.	LLC	Subsidiaries	Eliminations	Radio Inc.	Holdings Inc.	LLC	LLC	Eliminations	Inc.
Current assets:
Cash and cash equivalents	$497,692	$—	$10	$—	$—	$497,702	$2,873	$3,848	$664	$(179,065)	$326,022
Accounts receivable, net	45,243	—	—	—	—	45,243	—	—	—	—	45,243
Due from subsidiaries/affiliates	4,820	737,886	61,062	759,655	(1,563,480)	(57)	—	46,669	5,994	(52,606)	—
Inventory, net	2,923	—	—	—	—	2,923	—	—	—	—	2,923
Prepaid expenses	79,235	—	—	—	—	79,235	—	—	—	—	79,235
Related party current assets	132,169	—	(105)	—	—	132,064	—	(1,317)	(221)	(24,852)	105,674
Other current assets	56,972	—	64	—	—	57,036	—	395	(111)	—	57,320

Total current assets	819,054	737,886	61,031	759,655	(1,563,480)	814,146	2,873	49,595	6,326	(256,523)	616,417

Property and equipment, net	487,633	—	(51)	—	—	487,582	240,127	58,038	12,500	—	798,247
Investment in subsidiaries/affiliates	2,804,547	—	—	—	(2,804,547)	—	(530,523)	—	—	530,523	—
FCC license	—	2,000,000	—	—	—	2,000,000	—	—	—	—	2,000,000
Restricted investments	250	—	—	—	—	250	—	—	—	—	250
Deferred financing fees, net	27,309	—	—	—	—	27,309	—	—	—	—	27,309
Intangible assets, net	629,288	—	—	—	—	629,288	—	—	—	—	629,288
Related party long-term assets	114,073	—	—	—	—	114,073	—	—	—	—	114,073
Other long-term assets	25,250	—	—	—	—	25,250	14,260	2,050	—	—	41,560

Total assets	$4,907,404	$2,737,886	$60,980	$759,655	$(4,368,027)	$4,097,898	$(273,263)	$109,683	$18,826	$274,000	$4,227,144

Current liabilities:
Accounts payable and accrued expenses	$226,264	$—	$104	$—	$(40,946)	$185,422	$11,596	$(3)	$168	$(571)	$196,612
Accrued interest	43,249	—	—	—	—	43,249	9,009	—	—	—	52,258
Due to subsidiaries/affiliates	1,528,898	—	—	—	(1,522,534)	6,364	44,808	3,493	491	(55,156)	—
Current portion of deferred revenue	469,947	—	—	—	—	469,947	2,776	—	—	—	472,723
Current portion of deferred credit
on executory contracts	247,566	—	—	—	—	247,566	—	—	—	—	247,566
Current maturities of long-term debt	46,247	—	—	—	—	46,247	55,053	—	—	—	101,300
Current maturities of long-term related party debt	—	—	—	—	—	—	177,572	—	—	(177,572)	—
Related party current liabilities	168,081	—	—	—	—	168,081	38,961	4	5	(19,950)	187,101

Total current liabilities	2,730,252	—	104	—	(1,563,480)	1,166,876	339,775	3,494	664	(253,249)	1,257,560

Deferred revenue	137,915	—	—	—	—	137,915	27,986	—	—	—	165,901
Deferred credit on executory contracts	851,955	—	—	—	—	851,955	—	—	—	—	851,955
Long-term debt	1,477,843	—	—	—	—	1,477,843	159,025	—	—	—	1,636,868
Long-term related party debt	159,275	—	—	—	—	159,275	—	—	—	—	159,275
Deferred tax liability	145,854	753,870	—	—	—	899,724	165	—	—	—	899,889
Related party long-term liability	21,928	—	—	—	—	21,928	—	—	—	—	21,928
Other long-term liabilities	38,571	—	—	—	—	38,571	—	(1,315)	—	(3,274)	33,982

Total liabilities	5,563,593	753,870	104	—	(1,563,480)	4,754,087	526,951	2,179	664	(256,523)	5,027,358

Commitments and contingencies
Stockholder’s equity (deficit):
Capital stock	—	—	—	—	—	—	—	—	—	—	—
Accumulated other comprehensive loss	—	—	—	—	—	—	(6,598)	—	—	—	(6,598)
Additional paid-in-capital	(563,335)	1,781,641	57,853	691,811	(2,531,305)	(563,335)	5,989,700	99,348	17,615	446,372	5,989,700
Retained earnings (deficit)	(92,854)	202,375	3,023	67,844	(273,242)	(92,854)	(6,783,316)	8,156	547	84,151	(6,783,316)

Total stockholder’s equity (deficit)	(656,189)	1,984,016	60,876	759,655	(2,804,547)	(656,189)	(800,214)	107,504	18,162	530,523	(800,214)

Total liabilities and stockholder’s equity (deficit)	$4,907,404	$2,737,886	$60,980	$759,655	$(4,368,027)	$4,097,898	$(273,263)	$109,683	$18,826	$274,000	$4,227,144

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2008

											Consolidated
			XM	XM Non-		Consolidated	XM Satellite	XM 1500	XM		XM Satellite
	XM Satellite		Equipment	Guarantor		XM Satellite	Radio	Eckington	Investment		Radio Holdings
(in thousands)	Radio Inc.	XM Radio Inc.	Leasing LLC	Subsidiaries	Eliminations	Radio Inc.	Holdings Inc.	LLC	LLC	Eliminations	Inc.
Current assets:
Cash and cash equivalents	$199,938	$—	$15	$—	$—	$199,953	$5,923	$760	$104	$—	$206,740
Accounts receivable, net	52,727	—	—	—	—	52,727	—	—	—	—	52,727
Due from subsidiaries/affiliates	554,882	605,231	55,425	742,499	(1,957,994)	43	—	42,213	5,337	(47,593)	—
Inventory, net	4,489	—	—	—	—	4,489	—	—	—	—	4,489
Prepaid expenses	37,351	—	—	—	—	37,351	—	—	—	—	37,351
Related party current assets	112,232	—	—	—	—	112,232	131	—	—	—	112,363
Other current assets	50,090	—	64	—	—	50,154	155	258	—	(155)	50,412

Total current assets	1,011,709	605,231	55,504	742,499	(1,957,994)	456,949	6,209	43,231	5,441	(47,748)	464,082

Property and equipment, net	577,368	—	3,912	—	—	581,280	221,011	59,454	12,843	—	874,588
Investment in subsidiaries/affiliates	2,625,148	—	—	—	(2,625,148)	—	(351,193)	—	—	351,193	—
FCC license	—	2,000,000	—	—	—	2,000,000	—	—	—	—	2,000,000
Restricted investments	120,250	—	—	—	—	120,250	—	—	—	—	120,250
Deferred financing fees, net	30,303	—	—	—	—	30,303	—	—	—	—	30,303
Intangible assets, net	688,671	—	—	—	—	688,671	—	—	—	—	688,671
Related party long-term assets	124,607	—	—	—	—	124,607	—	—	—	—	124,607
Other long-term assets	12,830	—	—	—	—	12,830	19,400	2,054	—	—	34,284

Total assets	$5,190,886	$2,605,231	$59,416	$742,499	$(4,583,142)	$4,014,890	$(104,573)	$104,739	$18,284	$303,445	$4,336,785

Current liabilities:
Accounts payable and accrued expenses	$237,139	$—	$97	$—	$—	$237,236	$153	$268	$84	$(442)	$237,299
Accrued interest	47,118	—	—	—	—	47,118	3,425	—	—	—	50,543
Due to subsidiaries/affiliates	1,929,803	271	3,121	26,373	(1,957,994)	1,574	—	3,669	493	(5,736)	—
Current portion of deferred revenue	416,931	—	—	—	—	416,931	2,776	—	—	—	419,707
Current portion of deferred credit on executory contracts	234,774	—	—	—	—	234,774	—	—	—	—	234,774
Current portion of long-term debt	135,257	—	—	—	—	135,257	220,482	—	—	—	355,739
Related party current liabilities	83,930	—	—	—	—	83,930	4,057	—	—	(4,057)	83,930

Total current liabilities	3,084,952	271	3,218	26,373	(1,957,994)	1,156,820	230,893	3,937	577	(10,235)	1,381,992

Deferred revenue	101,187	—	—	—	—	101,187	30,068	—	—	—	131,255
Deferred credit on executory contracts	1,037,190	—	—	—	—	1,037,190	—	—	—	—	1,037,190
Long-term debt	1,274,149	—	—	—	—	1,274,149	164,953	—	—	—	1,439,102
Deferred tax liability	134,301	752,174	—	—	—	886,475	—	—	—	—	886,475
Other long-term liabilities	32,805	(38)	—	—	—	32,767	45,067	(1,315)	—	(40,194)	36,325

Total liabilities	5,664,584	752,407	3,218	26,373	(1,957,994)	4,488,588	470,981	2,622	577	(50,429)	4,912,339

Commitments and contingencies
Stockholder’s equity (deficit):
Capital stock	—	—	—	—	—	—	—	—	—	—	—
Accumulated other comprehensive loss	—	—	—	—	—	—	(7,871)	—	—	—	(7,871)
Additional paid-in-capital	(673,156)	1,781,641	55,262	691,811	(2,528,715)	(673,157)	5,870,502	99,347	17,557	556,253	5,870,502
Retained earnings (deficit)	199,458	71,183	936	24,315	(96,433)	199,459	(6,438,185)	2,770	150	(202,379)	(6,438,185)

Total stockholder’s equity (deficit)	(473,698)	1,852,824	56,198	716,126	(2,625,148)	(473,698)	(575,554)	102,117	17,707	353,874	(575,554)

Total liabilities and stockholder’s equity (deficit)	$5,190,886	$2,605,231	$59,416	$742,499	$(4,583,142)	$4,014,890	$(104,573)	$104,739	$18,284	$303,445	$4,336,785

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 (SUCCESSOR ENTITY)

			XM								Consolidated
	XM		Equipment	XM Non-		Consolidated	XM Satellite	XM 1500	XM		XM Satellite
	Satellite	XM Radio	Leasing	Guarantor		XM Satellite	Radio	Eckington	Investment		Radio
(in thousands)	Radio Inc.	Inc.	LLC	Subsidiaries	Eliminations	Radio Inc.	Holdings Inc.	LLC	LLC	Eliminations	Holdings Inc.
Revenue	$324,779	$—	$—	$—	$—	$324,779	$694	$2,605	$333	$(2,938)	$325,473

Cost of services	122,703	—	(12)	—	(214)	122,477	—	—	—	—	122,477
Sales and marketing	26,055	—	—	—	—	26,055	—	—	—	—	26,055
Subscriber acquisition costs	35,049	—	—	—	—	35,049	—	—	—	—	35,049
General and administrative	26,668	—	30	—	320	27,018	128	292	87	(2,309)	25,216
Engineering, design and development	5,413	—	—	—	—	5,413	—	—	—	—	5,413
Depreciation and amortization	38,769	—	1,114	—	—	39,883	1,093	508	103	—	41,587
Restructuring, impairments and related costs	3,029	—	—	—	—	3,029	—	—	—	—	3,029

Total operating expenses	257,686	—	1,132	—	106	258,924	1,221	800	190	(2,309)	258,826

Income (loss) from operations	67,093	—	(1,132)	—	(106)	65,855	(527)	1,805	143	(629)	66,647

Other income (expense):
Interest and investment income	4,250	—	—	—	—	4,250	160	—	—	(3,681)	729
Interest expense, net of amounts capitalized	(68,476)	—	—	—	—	(68,476)	(7,612)	—	—	5,472	(70,616)
Gain (loss) on change in value of embedded derivative	(33,700)	—	—	—	—	(33,700)	—	—	—	—	(33,700)
Loss on extinguishment of debt and credit facilities, net	(502)	—	—	—	—	(502)	—	—	—	(3,285)	(3,787)
Gain (loss) on investments	—	—	—	—	—	—	(2,870)	—	—	—	(2,870)
Other income (expense)	(1,000)	46,185	2,872	14,637	(61,878)	816	(31,424)	—	—	31,932	1,324

Net income (loss) before income taxes	(32,335)	46,185	1,740	14,637	(61,984)	(31,757)	(42,273)	1,805	143	29,809	(42,273)

Benefit from (provision for) income taxes	—	(578)	—	—	—	(578)	(578)	—	—	578	(578)

Net income (loss)	(32,335)	45,607	1,740	14,637	(61,984)	(32,335)	(42,851)	1,805	143	30,387	(42,851)

Add: net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—

Net income (loss): XM Satellite Radio Holdings and Subsidiaries	$(32,335)	$45,607	$1,740	$14,637	$(61,984)	$(32,335)	$(42,851)	$1,805	$143	$30,387	$(42,851)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (SUCCESSOR ENTITY)

			XM								Consolidated
			Equipment	XM Non-		Consolidated	XM Satellite	XM 1500	XM		XM Satellite
	XM Satellite	XM Radio	Leasing	Guarantor		XM Satellite	Radio	Eckington	Investment		Radio
(in thousands)	Radio Inc.	Inc.	LLC	Subsidiaries	Eliminations	Radio Inc.	Holdings Inc.	LLC	LLC	Eliminations	Holdings Inc.

Revenue	$932,457	$—	$—	$—	$—	$932,457	$2,082	$7,740	$997	$(8,738)	$934,538

Cost of services	372,513	—	6	—	—	372,519	—	—	—	—	372,519
Sales and marketing	84,565	—	—	—	—	84,565	—	—	—	—	84,565
Subscriber acquisition costs	83,524	—	—	—	—	83,524	—	—	—	—	83,524
General and administrative	95,552	—	30	—	320	95,902	1,515	938	259	(6,925)	91,689
Engineering, design and development	16,798	—	—	—	—	16,798	—	—	—	—	16,798
Depreciation and amortization	134,958	—	6,554	—	—	141,512	3,192	1,416	342	—	146,462
Restructuring, impairments and related costs	5,418	—	—	—	—	5,418	24,196	—	—	—	29,614

Total operating expenses	793,328	—	6,590	—	320	800,238	28,903	2,354	601	(6,925)	825,171

Income (loss) from operations	139,129	—	(6,590)	—	(320)	132,219	(26,821)	5,386	396	(1,813)	109,367

Other income (expense):
Interest and investment income	5,087	—	—	—	—	5,087	442	—	—	(3,681)	1,848
Interest expense, net of amounts capitalized	(212,907)	—	—	—	—	(212,907)	(19,500)	—	—	5,472	(226,935)
Gain (loss) on change in value of embedded derivative	(111,703)	—	—	—	—	(111,703)	—	—	—	—	(111,703)
Loss on extinguishment of debt and credit facilities, net	(104,373)	—	—	—	—	(104,373)	(4,205)	—	—	(3,285)	(111,863)
Gain (loss) on investments	—	—	—	—	—	—	(6,660)	—	—	—	(6,660)
Other income (expense)	(7,544)	132,925	8,676	43,530	(176,488)	1,099	(286,654)	—	—	288,103	2,548

Net income (loss) before income taxes	(292,311)	132,925	2,086	43,530	(176,808)	(290,578)	(343,398)	5,386	396	284,796	(343,398)

Benefit from (provision for) income taxes	—	(1,733)	—	—	—	(1,733)	(1,733)	—	—	1,733	(1,733)

Net income (loss)	(292,311)	131,192	2,086	43,530	(176,808)	(292,311)	(345,131)	5,386	396	286,529	(345,131)

Add: net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—

Net income (loss): XM Satellite Radio Holdings and Subsidiaries	$(292,311)	$131,192	$2,086	$43,530	$(176,808)	$(292,311)	$(345,131)	$5,386	$396	$286,529	$(345,131)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE PERIOD JULY 1, 2008 THROUGH JULY 31, 2008 (PREDECESSOR ENTITY)

			XM					Satellite				Consolidated
			Equipment	XM Non-		Consolidated	XM Satellite	Leasing	XM 1500	XM		XM Satellite
	XM Satellite	XM Radio	Leasing	Guarantor		XM Satellite	Radio	(702-4),	Eckington	Investment		Radio
(in thousands)	Radio Inc.	Inc.	LLC	Subsidiaries	Eliminations	Radio Inc.	Holdings Inc.	LLT	LLC	LLC	Eliminations	Holdings Inc.
Revenue	$103,821	$17,031	$913	$—	$(17,944)	$103,821	$833	$2,976	$856	$109	$(3,891)	$104,704

Cost of services	61,453	—	—	—	35	61,488	—	—	—	—	—	61,488
Sales and marketing	17,268	—	—	—	—	17,268	—	—	—	—	—	17,268
Subscriber acquisition costs	33,366	—	—	—	—	33,366	—	—	—	—	—	33,366
General and administrative	33,647	—	—	—	—	33,647	149	—	110	26	(723)	33,209
Engineering, design and development	2,611	—	—	—	—	2,611	—	—	—	—	—	2,611
Depreciation and amortization	10,337	—	997	—	—	11,334	16	—	116	51	(689)	10,828

Total operating expenses	158,682	—	997	—	35	159,714	165	—	226	77	(1,412)	158,770

Income (loss) from operations	(54,861)	17,031	(84)	—	(17,979)	(55,893)	668	2,976	630	32	(2,479)	(54,066)

Other income (expense):
Interest and investment income	506	—	50	4,977	(5,027)	506	88	—	—	—	—	594
Interest expense, net of amounts capitalized	(16,739)	—	—	(50)	5,025	(11,764)	(2,924)	(1,923)	—	—	2,481	(14,130)
Loss on extinguishment of debt and credit facilities, net	—	—	—	—	—	—	—	—	—	—	—	—
Gain (loss) on investments	—	—	—	—	—	—	(4,460)	—	—	—	—	(4,460)
Other income (expense)	3,615	—	1	—	(3,752)	(136)	(66,482)	—	—	—	66,623	5

Net income (loss) before income taxes	(67,479)	17,031	(33)	4,927	(21,733)	(67,287)	(73,110)	1,053	630	32	66,625	(72,057)

Benefit from (provision for) income taxes	—	(192)	—	—	—	(192)	(508)	—	—	—	192	(508)

Net income (loss)	(67,479)	16,839	(33)	4,927	(21,733)	(67,479)	(73,618)	1,053	630	32	66,817	(72,565)

Add: net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(1,053)	(1,053)

Net income (loss): XM Satellite Radio Holdings and Subsidiaries	$(67,479)	$16,839	$(33)	$4,927	$(21,733)	$(67,479)	$(73,618)	$1,053	$630	$32	$65,764	$(73,618)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE PERIOD JANUARY 1, 2008 THROUGH JULY 31, 2008 (PREDECESSOR ENTITY)

			XM					Satellite
			Equipment	XM Non-		Consolidated	XM Satellite	Leasing	XM 1500	XM		Consolidated
	XM Satellite	XM Radio	Leasing	Guarantor		XM Satellite	Radio	(702-4),	Eckington	Investment		XM Satellite
(in thousands)	Radio Inc.	Inc.	LLC	Subsidiaries	Eliminations	Radio Inc.	Holdings Inc.	LLT	LLC	LLC	Eliminations	Radio Holdings Inc.
Revenue	$725,314	$104,112	$6,394	$—	$(110,506)	$725,314	$5,829	$21,001	$7,676	$757	$(29,383)	$731,194

Cost of services	433,011	—	21	—	256	433,288	—	—	—	—	—	433,288
Sales and marketing	126,054	—	—	—	—	126,054	—	—	—	—	—	126,054
Subscriber acquisition costs	174,083	—	—	—	—	174,083	—	—	—	—	—	174,083
General and administrative	120,349	—	—	—	—	120,349	287	—	611	181	(4,984)	116,444
Engineering, design and development	23,045	—	—	—	—	23,045	—	—	—	—	—	23,045
Depreciation and amortization	85,302	—	6,990	—	—	92,292	112	—	811	360	(4,826)	88,749

Total operating expenses	961,844	—	7,011	—	256	969,111	399	—	1,422	541	(9,810)	961,663

Income (loss) from operations	(236,530)	104,112	(617)	—	(110,762)	(243,797)	5,430	21,001	6,254	216	(19,573)	(230,469)

Other income (expense):
Interest and investment income	2,618	—	369	34,193	(34,562)	2,618	395	—	—	—	—	3,013
Interest expense, net of amounts capitalized	(108,239)	—	—	(369)	34,560	(74,048)	(3,950)	(13,558)	—	—	17,619	(73,937)
Loss on extinguishment of debt and credit facilities, net	—	—	—	—	—	—	—	—	—	—	—	—
Gain (loss) on investments	—	—	—	—	—	—	(13,010)	—	—	—	—	(13,010)
Other income (expense)	25,362	—	152	—	(25,728)	(214)	(309,811)	—	—	—	310,925	900

Net income (loss) before income taxes	(316,789)	104,112	(96)	33,824	(136,492)	(315,441)	(320,946)	7,443	6,254	216	308,971	(313,503)

Benefit from (provision for) income taxes	—	(1,348)	—	—	—	(1,348)	(1,512)	—	—	—	1,348	(1,512)

Net income (loss)	(316,789)	102,764	(96)	33,824	(136,492)	(316,789)	(322,458)	7,443	6,254	216	310,319	(315,015)
Add: net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(7,443)	(7,443)

Net income (loss): XM Satellite Radio Holdings and Subsidiaries	$(316,789)	$102,764	$(96)	$33,824	$(136,492)	$(316,789)	$(322,458)	$7,443	$6,254	$216	$302,876	$(322,458)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE PERIOD AUGUST 1, 2008 THROUGH SEPTEMBER 30, 2008 (SUCCESSOR ENTITY)

			XM									Consolidated
			Equipment	XM Non-		Consolidated	XM Satellite	Satellite	XM 1500	XM		XM Satellite
	XM Satellite	XM Radio	Leasing	Guarantor		XM Satellite	Radio Holdings	Leasing (702-4),	Eckington	Investment		Radio
(in thousands)	Radio Inc.	Inc.	LLC	Subsidiaries	Eliminations	Radio Inc.	Inc.	LLT	LLC	LLC	Eliminations	Holdings Inc.
Revenue	$195,183	$31,095	$1,827	$—	$(32,923)	$195,182	$471	$4,409	$1,608	$219	$(6,286)	$195,603

Cost of services	97,804	—	7	—	71	97,882	—	—	—	—	—	97,882
Sales and marketing	28,951	—	—	—	—	28,951	—	—	—	—	—	28,951
Subscriber acquisition costs	27,482	—	—	—	—	27,482	—	—	—	—	—	27,482
General and administrative	20,296	—	—	—	—	20,296	153	—	166	52	(1,452)	19,215
Engineering, design and development	5,191	—	—	—	—	5,191	—	—	—	—	—	5,191
Impairment of goodwill	—	—	—	—	—	—	5,026,838	—	—	—	—	5,026,838
Depreciation and amortization	32,667	—	1,957	—	—	34,624	194	—	232	103	(533)	34,620

Total operating expenses	212,391	—	1,964	—	71	214,426	5,027,185	—	398	155	(1,985)	5,240,179

Income (loss) from operations	(17,208)	31,095	(137)	—	(32,994)	(19,244)	(5,026,714)	4,409	1,210	64	(4,301)	(5,044,576)

Other income (expense):
Interest and investment income	4,219	—	99	9,792	(9,891)	4,219	(256)	—	—	—	—	3,963
Interest expense, net of amounts capitalized	(55,146)	—	—	(99)	9,892	(45,353)	(6,115)	—	—	—	3,670	(47,798)
Gain (loss) on change in value of embedded derivative	241,431	—	—	—	—	241,431	792	—	—	—	—	242,223
Loss on extinguishment of debt and credit facilities, net	—	—	—	—	—	—	—	—	—	—	—	—
Gain (loss) on investments	—	—	—	—	—	—	(3,089)	—	—	—	—	(3,089)
Other income (expense)	7,284	—	—	—	(7,372)	(88)	182,031	(2,821)	—	—	(183,196)	(4,074)

Net income (loss) before income taxes	180,580	31,095	(38)	9,693	(40,365)	180,965	(4,853,351)	1,588	1,210	64	(183,827)	(4,853,351)

Benefit from (provision for) income taxes	—	(385)	—	—	—	(385)	(672)	—	—	—	385	(672)

Net income (loss)	180,580	30,710	(38)	9,693	(40,365)	180,580	(4,854,023)	1,588	1,210	64	(183,442)	(4,854,023)

Add: net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—

Net income (loss): XM Satellite Radio Holdings and Subsidiaries	$180,580	$30,710	$(38)	$9,693	$(40,365)	$180,580	$(4,854,023)	$1,588	$1,210	$64	$(183,442)	$(4,854,023)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF STOCKHOLDER’S DEFICIT AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

			XM	XM Non-		Consolidated XM					Consolidated XM
	XM Satellite	XM Radio	Equipment	Guarantor		Satellite Radio	XM Satellite Radio	XM 1500	XM Investment		Satellite Radio
(in thousands)	Radio Inc.	Inc.	Leasing LLC	Subsidiaries	Eliminations	Inc.	Holdings Inc.	Eckington LLC	LLC	Eliminations	Holdings Inc.
Balance at December 31, 2008	$(473,697)	$1,852,825	$56,198	$716,125	$(2,625,148)	$(473,697)	$(575,554)	$102,117	$17,707	$353,873	$(575,554)

Net income (loss)	(292,311)	131,192	2,086	43,530	(176,808)	(292,311)	(345,131)	5,386	396	286,529	(345,131)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	579	—	—	—	579
Foreign currency translation adjustment	—	—	—	—	—	—	694	—	—	—	694

Comprehensive loss							(343,858)				(343,858)
Contributions (distributions) to (from) paid-in capital	109,819	—	2,592	—	(2,591)	109,819	119,198	—	59	(109,878)	119,198

Balance at September 30, 2009	$(656,189)	$1,984,017	$60,876	$759,655	$(2,804,547)	$(656,189)	$(800,214)	$107,503	$18,162	$530,524	$(800,214)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (SUCCESSOR ENTITY)

			XM								Consolidated
			Equipment	XM Non-		Consolidated XM	XM Satellite	XM 1500			XM Satellite
	XM Satellite	XM Radio	Leasing	Guarantor		Satellite Radio	Radio Holdings	Eckington	XM Investment		Radio
(in thousands)	Radio Inc.	Inc.	LLC	Subsidiaries	Eliminations	Inc.	Inc.	LLC	LLC	Eliminations	Holdings Inc.
Net cash (used in) provided by operating activities	$195,359	$—	$(5)	$—	$—	$195,354	$29,616	$3,088	$560	$—	$228,618

Cash flows from investing activities:
Additions to property and equipment	(11,217)	—	—	—	—	(11,217)	(27,594)	—	—	—	(38,811)
Sale of restricted and other investments	—	—	—	—	—	—	—	—	—	—	—

Net cash used in investing activities	(11,217)	—	—	—	—	(11,217)	(27,594)	—	—	—	(38,811)

Cash flows from financing activities:
Long-term borrowings, net of costs	387,184	—	—	—	—	387,184	—	—	—	—	387,184
Related party long-term borrowings, net of costs	95,093	—	—	—	—	95,093	—	—	—	—	95,093
Repayment of long-term borrowings	(256,662)	—	—	—	—	(256,662)	—	—	—	(179,065)	(435,727)
Repayment of long-term related party borrowings	(100,000)	—	—	—	—	(100,000)	—	—	—	—	(100,000)
Payment of premiums on redemption of debt	(12,003)	—	—	—	—	(12,003)	(5,072)	—	—	—	(17,075)

Net cash provided by (used in) financing activities	113,612	—	—	—	—	113,612	(5,072)	—	—	(179,065)	(70,525)

Net increase (decrease) in cash and cash equivalents	297,754	—	(5)	—	—	297,749	(3,050)	3,088	560	(179,065)	119,282
Cash and cash equivalents at beginning of period	199,938	—	15	—	—	199,953	5,923	760	104	—	206,740

Cash and cash equivalents at end of period	$497,692	$—	$10	$—	$—	$497,702	$2,873	$3,848	$664	$(179,065)	$326,022

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE PERIOD JANUARY 1, 2008 THROUGH JULY 31, 2008 (PREDECESSOR ENTITY)

			XM					Satellite				Consolidated
			Equipment	XM Non-		Consolidated	XM Satellite	Leasing	XM 1500	XM		XM Satellite
	XM Satellite	XM Radio	Leasing	Guarantor		XM Satellite	Radio Holdings	(702-4),	Eckington	Investment		Radio
(in thousands)	Radio Inc.	Inc.	LLC	Subsidiaries	Eliminations	Radio Inc.	Inc.	LLT	LLC	LLC	Eliminations	Holdings Inc.
Net cash (used in) provided by operating activities	$(278,970)	$—	$22	$—	$—	$(278,948)	$20,961	$6,897	$4	$—	$—	$(251,086)

Cash flows from investing activities:
Additions to property and equipment	(23,854)	—	—	—	—	(23,854)	(6,989)	—	—	—	—	(30,843)
Purchases of restricted and other investments	—	—	—	—	—	—	(34,825)	—	—	—	—	(34,825)
Sale of restricted and other investments	—	—	—	—	—	—	—	—	—	—	—	—

Net cash used in investing activities	(23,854)	—	—	—	—	(23,854)	(41,814)	—	—	—	—	(65,668)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	964	—	—	—	—	964
Capital contributions from Holdings	13,125	—	—	—		13,125	(13,125)	—	—	—	—	—
Long-term borrowings, net of costs	1,023,190	—	—	—	—	1,023,190	—	—	—	—	—	1,023,190
Payments to minority interest holder	—	—	—	—	—	—	—	(6,897)	—	—	—	(6,897)
Repayment of long-term borrowings	(35,210)	—	—	—	—	(35,210)	—	—	—	—	—	(35,210)
Other, net	—	—	—	—	—	—	(2,458)	—	—	—	—	(2,458)

Net cash provided by (used in) financing activities	1,001,105	—	—	—	—	1,001,105	(14,619)	(6,897)	—	—	—	979,589

Net increase (decrease) in cash and cash equivalents	698,281	—	22	—	—	698,303	(35,472)	—	4	—	—	662,835
Cash and cash equivalents at beginning of period	100,111	—	11	—	—	100,122	56,554	—	10	—	—	156,686

Cash and cash equivalents at end of period	$798,392	$—	$33	$—	$—	$798,425	$21,082	$—	$14	$—	$—	$819,521

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE PERIOD AUGUST 1, 2008 THROUGH SEPTEMBER 30, 2008 (PREDECESSOR ENTITY)

			XM					Satellite				Consolidated
			Equipment	XM Non-		Consolidated XM	XM Satellite	Leasing				XM Satellite
	XM Satellite	XM Radio	Leasing	Guarantor		Satellite Radio	Radio Holdings	(702-4),	XM 1500	XM Investment		Radio
(in thousands)	Radio Inc.	Inc.	LLC	Subsidiaries	Eliminations	Inc.	Inc.	LLT	Eckington LLC	LLC	Eliminations	Holdings Inc.
Net cash (used in) provided by operating activities	$8,391	$—	$(15)	$—	$—	$8,376	$(4,249)	$1,479	$(3)	$—	$—	$5,603

Cash flows from investing activities:
Additions to property and equipment	(7,727)	—	—	—	—	(7,727)	(166)	—	—	—	—	(7,893)
Purchases of restricted and other investments	—	—	—	—	—	—	—	—	—	—	—	—
Sale of restricted and other investments	—	—	—	—	—	—	25,400	—	—	—	—	25,400

Net cash (used in) provided by investing activities	(7,727)	—	—	—	—	(7,727)	25,234	—	—	—	—	17,507

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	—	—	—	—	—	—
Capital contributions from Holdings	—	—	—	—		—	—	—	—	—	—	—
Long-term borrowings, net of costs	533,941	—	—	—	—	533,941	—	—	—	—	—	533,941
Payments to minority interest holder	(60,401)	—	—	—	—	(60,401)	—	(1,479)	—	—	—	(61,880)
Repayment of long-term borrowings	(1,080,553)	—	—	—	—	(1,080,553)	—	—	—	—	—	(1,080,553)
Payment of premiums on redemption of debt	—	—	—	—	—	—	(18,693)	—	—	—	—	(18,693)
Other, net	—	—	—	—	—	—	(98)	—	—	—	—	(98)

Net cash used in financing activities	(607,013)	—	—	—	—	(607,013)	(18,791)	(1,479)	—	—	—	(627,283)

Net increase (decrease) in cash and cash equivalents	(606,349)	—	(15)	—	—	(606,364)	2,194	—	(3)	—	—	(604,173)
Cash and cash equivalents at beginning of period	798,392	—	33	—	—	798,425	21,082	—	14	—	—	819,521

Cash and cash equivalents at end of period	$192,043	$—	$18	$—	$—	$192,061	$23,276	$—	$11	$—	$—	$215,348

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(All dollar amounts referenced in this Item 2 are in thousands, unless otherwise stated)
Special Note Regarding Forward-Looking Statements
The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”), and in other reports and documents published by us from time to time, particularly the risk factors described under “Business — Risk Factors” in Item 1A of the Form 10-K.
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
Executive Summary
We broadcast our music, sports, news, talk, entertainment, traffic and weather channels in the United States on a subscription fee basis through our proprietary satellite radio system. On July 28, 2008, XM Satellite Radio Holdings Inc. merged with and into Vernon Merger Corporation, a wholly owned subsidiary of SIRIUS; and as a result, XM Satellite Radio Holdings Inc. is now a wholly owned subsidiary of SIRIUS. Our system consists of four in-orbit satellites, over 650 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. Subscribers can also receive certain of our music and other channels over the Internet, including through an app on the Apple iPhone.
Our satellite radios are primarily distributed through automakers (“OEMs”), retailers and through our website. We have agreements with major automakers to offer satellite radios as factory or dealer-installed equipment in their vehicles. Our radios are also offered to customers of rental car companies.
As of September 30, 2009, we had 9,704,886 subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers and dealers for prepaid subscriptions included in the sale or lease price of a vehicle; certain radios activated for daily rental fleet programs; subscribers to XM Radio Online, our Internet service; and certain subscribers to our weather, traffic and data services.
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

In August 2009, we began charging our subscribers a U.S. Music Royalty Fee (the “MRF”). The MRF is $1.98 a month on our base subscriptions and $.97 for plans that are eligible for a second radio discount. The MRF also varies depending upon subscriber package and plan term. Amounts we collect through the MRF are included in Other revenue on our unaudited consolidated statements of operations. The FCC decision approving the Merger permits us to pass through to subscribers increases in music royalties since March 20, 2007, the date we asked the FCC to approve the Merger. The MRF is the implementation of that FCC decision.
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
Unaudited Actual and Pro Forma Information
Our discussion of our unaudited pro forma information includes non-GAAP financial results that assume the Merger occurred on January 1, 2008. These financial results exclude the impact of purchase price accounting adjustments and refinancing transactions related to the Merger. The discussion also includes the following non-GAAP financial measures: average self-pay monthly churn; conversion rate; average monthly revenue per subscriber, or ARPU; subscriber acquisition cost, or SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; free cash flow; and adjusted income (loss) from operations. We believe this non-GAAP financial information provides meaningful supplemental information regarding our operating performance and is used for internal management purposes, when publicly providing the business outlook, and as a means to evaluate period-to-period comparisons. Please refer to the footnotes (pages 49 through 59) following our discussion of results of operations for the definitions and a further discussion of the usefulness of such non-GAAP financial information and reconciliation to GAAP.

Subscriber and Key Operating Metrics. The following tables contain our actual and pro forma subscriber and key operating metrics for the three and nine months ended September 30, 2009 and 2008, respectively:
Unaudited Actual and Pro Forma Quarterly Subscribers and Metrics:

	Unaudited
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2009	September 30, 2009	September 30, 2008	September 30, 2008

Beginning subscribers	9,641,800	9,850,741	9,652,691	9,026,837
Gross subscriber additions	833,684	2,289,360	1,041,242	3,161,844
Deactivated subscribers	(770,598)	(2,435,215)	(797,861)	(2,292,609)

Net additions	63,086	(145,855)	243,381	869,235

Ending subscribers	9,704,886	9,704,886	9,896,072	9,896,072

Retail	3,777,646	3,777,646	4,418,746	4,418,746
OEM	5,840,637	5,840,637	5,387,851	5,387,851
Rental	86,603	86,603	89,475	89,475

Ending subscribers	9,704,886	9,704,886	9,896,072	9,896,072

Retail	(175,144)	(541,986)	(90,392)	(179,260)
OEM	237,950	397,913	333,906	1,020,215
Rental	280	(1,782)	(133)	28,280

Net additions	63,086	(145,855)	243,381	869,235

Self-pay	8,897,480	8,897,480	8,916,700	8,916,700
Paid promotional	807,406	807,406	979,372	979,372

Ending subscribers	9,704,886	9,704,886	9,896,072	9,896,072

Self-pay	(23,551)	(198,099)	229,857	728,418
Paid promotional	86,637	52,244	13,524	140,817

Net additions	63,086	(145,855)	243,381	869,235

Daily weighted average number of subscribers	9,691,620	9,682,252	9,779,397	9,481,219

	Unaudited
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2009	September 30, 2009	September 30, 2008	September 30, 2008
Average self-pay monthly churn (1)(7)	2.0%	2.1%	1.7%	1.7%
Conversion rate (2)(7)	50.4%	48.9%	49.7%	51.9%
ARPU (3)(7)	$10.94	$10.77	$10.41	$10.55
SAC, as adjusted, per gross subscriber addition (4)(7)	$65	$53	$73	$70
Customer service and billing expenses, as adjusted, per average subscriber (5)(7)	$1.06	$1.09	$1.21	$1.23
Total revenue	$336,424	$980,998	$319,936	$946,426
Free cash flow (6)(7)	$92,524	$189,807	$(21,758)	$(284,194)
Adjusted income (loss) from operations (8)	$66,327	$191,184	$(36,449)	$(104,479)
Net loss	$(26,303)	$(242,382)	$(142,958)	$(391,798)

Note: See pages 49 through 59 for footnotes.
Subscribers. At September 30, 2009 we had 9,704,886 subscribers, a decrease of 191,186 subscribers, or 2%, from the 9,896,072 subscribers as of September 30, 2008. The decrease was principally the result of 171,966 fewer paid promotional trials due to the decline in the North American auto sales and 19,220 fewer self-pay subscribers compared to September 30, 2008. Gross subscriber additions decreased approximately 20% and 28% during the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. OEM gross subscriber additions decreased due to the decline in the North American automobile sales and retail gross subscriber additions decreased due to declines in consumer spending. Deactivation rates for self-pay subscriptions in the quarter increased to 2.0% per month reflecting reductions in consumer discretionary spending, subscriber response to our increase in prices for multi-subscription accounts, channel line-up changes in 2008, the institution of a monthly charge for our streaming service and the introduction of U.S. Music Royalty Fee.

ARPU. ARPU is derived from total earned subscriber revenue and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. See accompanying footnotes for more details.
•	Three Months: For the three months ended September 30, 2009 and 2008, total ARPU was $10.94 and $10.41, respectively. The increase was driven mainly by the sale of “Best of” programming, increased rates on our multi-subscription packages and revenues earned on our internet packages, partially offset by lower ad revenue.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, total ARPU was $10.77 and $10.55, respectively. Increases in subscriber revenue were driven mainly by the sale of “Best of” programming, increased rates on our multi-subscription packages and revenues earned on our internet packages, partially offset by lower ad revenue.
SAC, As Adjusted, Per Gross Subscriber Addition. SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense divided by the number of gross subscriber additions for the period. See accompanying footnotes for more details.
•	Three Months: For the three months ended September 30, 2009 and 2008, SAC, as adjusted, per gross subscriber addition was $65 and $73, respectively. The decrease in SAC was primarily driven by fewer OEM installations relative to gross subscriber additions, lower aftermarket inventory settlements and lower OEM subsidies compared to the three months ended September 30, 2008.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, SAC, as adjusted, per gross subscriber addition was $53 and $70, respectively. The decrease was primarily driven by lower aftermarket inventory settlements, fewer OEM installations relative to gross subscriber additions, and lower OEM subsidies in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.
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
•	Three Months: For the three months ended September 30, 2009 and 2008, customer service and billing expenses, as adjusted, per weighted average subscriber was $1.06 and $1.21, respectively. The decline was primarily due to decreases in personnel costs and customer call center expenses.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, customer service and billing expenses, as adjusted, per weighted average subscriber was $1.09 and $1.23, respectively. The decline was primarily due to decreases in personnel costs and customer call center expenses.
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
•	Three Months: For the three months ended September 30, 2009 and 2008, our adjusted income (loss) from operations was $66,327 and ($36,449), respectively. Adjusted income (loss) from operations was favorably impacted by an increase of 5%, or $16,488, in revenues and a decrease of 24%, or $86,288, in total expenses included in adjusted income (loss) from operations. The increase in revenue was due mainly to increased rates on multi-subscription packages, the introduction of the U.S. Music Royalty Fee, revenues earned on internet packages and the sale of “Best of” programming. The decreases in expenses were primarily driven by lower Subscriber acquisition costs, lower Sales and marketing discretionary spend, lower legal and consulting costs in General and administrative expenses.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, our adjusted income (loss) from operations was $191,184 and ($104,479), respectively. Adjusted income (loss) from operations was favorably impacted by an increase of 4%, or $34,572, in revenues and a decrease of 25%, or $261,091, in total expenses included in adjusted income (loss) from operations. The increase in revenue was due mainly to an increase in weighted average subscribers as well as increased rates on multi-subscription packages, the introduction of the U.S. Music Royalty Fee, revenues earned on internet packages and the sale of “Best of” programming. The decreases in expenses were primarily driven by lower Subscriber acquisition costs, lower Sales and marketing discretionary spend, lower legal and consulting costs in General and administrative expenses.

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

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2009	September 30, 2009	September 30, 2008	September 30, 2008
Revenue:
Subscriber revenue, including effects of rebates	$313,852	$925,060	$297,151	$872,337
Advertising revenue, net of agency fees	4,147	13,475	8,358	27,908
Equipment revenue	5,657	17,681	4,936	16,748
Other revenue	12,768	24,782	9,491	29,433

Total revenue	336,424	980,998	319,936	946,426

Operating expenses:
Satellite and transmission	11,431	36,541	18,829	56,311
Programming and content	44,904	135,192	46,207	143,009
Revenue share and royalties	69,949	208,605	73,747	216,155
Customer service and billing	30,719	95,090	35,508	104,565
Cost of equipment	5,142	12,049	7,426	25,033
Sales and marketing	27,813	90,176	46,126	148,635
Subscriber acquisition costs	54,379	126,833	73,343	214,060
General and administrative	20,861	70,567	48,790	120,459
Engineering, design and development	4,899	14,761	6,409	22,678
Depreciation and amortization	17,484	60,434	31,957	109,878
Share-based payment expense	8,732	36,287	11,415	41,867
Restructuring, impairments and related costs	3,029	29,614	—	—

Total operating expenses	299,342	916,149	399,757	1,202,650

Income (loss) from operations	37,082	64,849	(79,821)	(256,224)
Other expense	(62,807)	(305,498)	(60,904)	(125,947)

Loss before income taxes	(25,725)	(240,649)	(140,725)	(382,171)
Income tax expense	(578)	(1,733)	(1,180)	(2,184)

Net loss	(26,303)	(242,382)	(141,905)	(384,355)
Add: net loss attributable to noncontrolling interests	—	—	(1,053)	(7,443)

Net loss — XM Satellite Radio Holdings Inc. and Subsidiaries	$(26,303)	$(242,382)	$(142,958)	$(391,798)

Highlights for the Three Months Ended September 30, 2009. Our revenue grew 5%, or $16,488, in the three months ended September 30, 2009 compared to the same period in 2008. Subscriber revenue increased 6%, or $16,701, in the three months ended September 30, 2009 compared to the same period in 2008. The increase in subscriber revenue was driven by the sale of “Best of” programming and the rate increases to our multi-subscription and internet packages. Advertising revenue decreased 50%, or $4,211, in the three months ended September 30, 2009 compared to the same period in 2008. The decrease in advertising revenue was driven by the current economic environment. Equipment revenue increased 15%, or $721, in the three months ended September 30, 2009 compared to the same period in 2008. The increase in equipment revenue was driven by increase in royalties. Other revenue increased 35%, or $3,277, in the three months ended September 30, 2009 compared to the same period in 2008. The increase in other revenue was driven by the U.S. Music Royalty Fee introduced this quarter. The overall increase in revenue, combined with a decrease of 24%, or $86,288, in adjusted operating costs (total operating expense excluding restructuring, impairments and related costs, depreciation and amortization, impairment of goodwill and share-based payment expense), resulted in improved adjusted income (loss) from operations of $66,327 in the three months ended September 30, 2009 compared to ($36,449) in the same three month period in 2008.
Satellite and transmission costs decreased 39%, or $7,398, in the three months ended September 30, 2009 compared to the same period in 2008 due to reductions in maintenance costs, repeater lease expense and personnel costs. Programming and content costs decreased 3%, or $1,303, in the three months ended September 30, 2009 compared to the same period in 2008, due mainly to reductions in personnel and on-air talent costs as well as savings on content agreements. Revenue share and royalties decreased 5%, or $3,798, primarily due to decreases in our royalties due to certain OEM partners, partially offset by an increase in the statutory royalty rate for the performance of sound recordings. Customer service and billing costs decreased 13%, or $4,789, in the three months ended September 30, 2009 compared to the same period in 2008 primarily due to decreases in personnel costs and customer call center expenses across a larger subscriber base. Cost of equipment decreased 31%, or $2,284, in the three months ended September 30, 2009 compared to the same period in 2008 as a result of a decrease in our direct to customer sales and lower inventory write-downs.

Sales and marketing costs decreased 40%, or $18,313, and decreased as a percentage of revenue to 8% from 14% in the three months ended September 30, 2009 compared to the same period in 2008 due to reduced advertising and cooperative marketing spend, as well as reductions to personnel costs and third party distribution support expenses. Subscriber acquisition costs decreased 26%, or $18,964, and decreased as a percentage of revenue to 16% from 23% in the three months ended September 30, 2009 compared to the same period in 2008. This improvement was driven by fewer OEM installations relative to gross subscriber additions, decreased production of certain radios, lower OEM subsidies and lower aftermarket inventory reserves compared to the three months ended September 30, 2008. Subscriber acquisition costs also decreased as a result of the 20% decline in gross additions during the three months ended September 30, 2009.
General and administrative costs decreased 57%, or $27,929, mainly due to the absence of certain legal and regulatory costs incurred in 2008 and lower personnel costs. Engineering, design and development costs decreased 24%, or $1,510, in the three months ended September 30, 2009 compared to the same period in 2008, due to lower costs associated with manufacturing of radios, OEM tooling and manufacturing, and personnel.
Restructuring, impairments and related costs were $3,029 mainly due to charges related to revisions in estimated cash flows for vacated leases.
Other expenses increased 3%, or $1,903, in the three months ended September 30, 2009 compared to the same period in 2008 driven mainly by increases from losses on extinguishment of debt and credit facilities and increases in interest expense, offset by increases in gains on investments. The loss on the extinguishment of debt and credit facilities was incurred on the repayment of our 10% Convertible Senior Notes due 2009. Interest expense increased due primarily to the issuance of the 13% Senior Notes due 2013 and the 7% Exchangeable Senior Subordinated Notes due 2014 in the third quarter of 2008 and the Amended and Restated Credit Agreement in the first quarter of 2009.
Highlights for the Nine Months Ended September 30, 2009. Our subscriber revenue grew 6%, or $52,723, in the nine months ended September 30, 2009 compared to the same period in 2008. This revenue growth was driven by the sale of “Best of” programming, rate increases on our multi-subscription and Internet packages, as well as a 2% growth in weighted average subscribers. Advertising revenue decreased 52%, or $14,433, in the nine months ended September 30, 2009 compared to the same period in 2008. The decrease in advertising revenue was driven by the current economic environment. Equipment revenue increased 6%, or $933, in the nine months ended September 30, 2009 compared to the same period in 2008. The increase in equipment revenue was primarily due to the reduction in incentives offered at the time of purchase. Other revenue decreased 16%, or $4,651, in the nine months ended September 30, 2009 compared to the same period in 2008. Total revenue increased 4%, or $34,572, and combined with a decrease of 25%, or $261,091, in adjusted operating costs (total operating expenses excluding restructuring, impairments and related costs, depreciation and amortization, impairment of goodwill and share-based payment expense), resulted in improved adjusted income (loss) from operations of $191,184 in the nine months ended September 30, 2009 compared to ($104,479) in the same period in 2008.
Satellite and transmission costs decreased 35%, or $19,770, in the nine months ended September 30, 2009 compared to the same period in 2008 due to reductions in maintenance costs, repeater lease expense, and personnel costs. Programming and content costs decreased 5%, or $7,817, in the nine months ended September 30, 2009 compared to the same period in 2008, due mainly to reductions in personnel and on-air talent costs as well as savings on certain content agreements. Revenue share and royalties decreased 3%, or $7,550, in the nine months ended September 30, 2009 compared to the same period in 2008. Customer service and billing costs decreased 9%, or $9,475, in the nine months ended September 30, 2009 compared to the same period in 2008 due to scale efficiencies over a larger subscriber base. Cost of equipment decreased 52%, or $12,984, in the nine months ended September 30, 2009 compared to the same period in 2008 as a result of a decrease in direct to customer sales and lower inventory write-downs.
Sales and marketing costs decreased 39%, or $58,459, and have decreased as a percentage of revenue to 9% from 16% in the nine months ended September 30, 2009 compared to the same period in 2008 due to reduced advertising and cooperative marketing spend as well as reductions to personnel costs and third party distribution support expenses. Subscriber acquisition costs decreased 41%, or $87,227, and decreased as a percentage of revenue to 13% from 23% in the nine months ended September 30, 2009 compared to the same period in 2008. This decrease was driven by a 24% improvement in SAC, as adjusted, per gross addition due to fewer OEM installations relative to gross subscriber additions, decreased production of certain radios, lower OEM subsidies and lower aftermarket inventory reserves in the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Subscriber acquisition costs also decreased as a result of the 28% decline in gross additions during the nine months ended September 30, 2009.

General and administrative costs decreased 41%, or $49,892, mainly due to the absence of certain legal and regulatory charges incurred in 2008 and lower personnel costs. Engineering, design and development costs decreased 35%, or $7,917, in the nine months ended September 30, 2009 compared to the same period in 2008, due to lower costs associated with manufacturing of radios, OEM tooling and manufacturing, and personnel.
Restructuring, impairments and related costs increased $29,614, mainly due to a loss of $24,196 on capitalized installment payments, which are expected to provide no future benefit due to the counterparty’s bankruptcy filing, for the launch of a satellite, and to charges related to revisions in estimated cash flows for vacated leases.
Other expenses increased 143%, or $179,551, in the nine months ended September 30, 2009 compared to the same period in 2008 driven mainly by the loss on extinguishment of debt and credit facilities of $111,863 and an increase in interest expense of $77,721. The loss on the extinguishment of debt and credit facilities was incurred on the full repayment of our Amended and Restated Credit Agreement and termination of our Second-Lien Credit Agreement. Interest expense increased due primarily to the issuance of the 13% Senior Notes due 2013 and the 7% Exchangeable Senior Subordinated Notes due 2014 in the third quarter of 2008 and the issuance of Amended and Restated Credit Agreement in the first quarter of 2009.
Unaudited Actual Results of Operations
Our discussion of our results of operations, along with the selected financial information in the tables that follow, includes the following non-GAAP financial measures: average self-pay monthly churn; conversion rate; average monthly revenue per subscriber, or ARPU; subscriber acquisition cost, or SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; free cash flow; and adjusted income (loss) from operations. We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used for internal management purposes, when publicly providing the business outlook, and as a means to evaluate period-to-period comparisons. Please refer to the footnotes (pages 49 through 59) following our discussion of results of operations for the definitions and a further discussion of the usefulness of such non-GAAP financial measures.
Subscriber and Key Operating Metrics:
The following tables contain our subscriber and key operating metrics for the three and nine months ended September 30, 2009 and 2008:
Unaudited Actual Quarterly Subscribers and Metrics:

	Unaudited
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2009	September 30, 2009	September 30, 2008	September 30, 2008
Beginning subscribers	9,641,800	9,850,741	9,652,691	9,026,837
Gross subscriber additions	833,684	2,289,360	1,041,242	3,161,844
Deactivated subscribers	(770,598)	(2,435,215)	(797,861)	(2,292,609)

Net additions	63,086	(145,855)	243,381	869,235

Ending subscribers	9,704,886	9,704,886	9,896,072	9,896,072

Retail	3,777,646	3,777,646	4,418,746	4,418,746
OEM	5,840,637	5,840,637	5,387,851	5,387,851
Rental	86,603	86,603	89,475	89,475

Ending subscribers	9,704,886	9,704,886	9,896,072	9,896,072

Retail	(175,144)	(541,986)	(90,392)	(179,260)
OEM	237,950	397,913	333,906	1,020,215
Rental	280	(1,782)	(133)	28,280

Net additions	63,086	(145,855)	243,381	869,235

Self-pay	8,897,480	8,897,480	8,916,700	8,916,700
Paid promotional	807,406	807,406	979,372	979,372

Ending subscribers	9,704,886	9,704,886	9,896,072	9,896,072

Self-pay	(23,551)	(198,099)	229,857	728,418
Paid promotional	86,637	52,244	13,524	140,817

Net additions	63,086	(145,855)	243,381	869,235

Daily weighted average number of subscribers	9,691,620	9,682,252	9,779,397	9,481,219

	Unaudited
	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2009	September 30, 2009	September 30, 2008	September 30, 2008
Average self-pay monthly churn (1)(7)	2.0%	2.1%	1.7%	1.7%
Conversion rate (2)(7)	50.4%	48.9%	49.7%	51.9%
ARPU (7)(10)	$10.62	$10.30	$9.79	$10.33
SAC, as adjusted, per gross subscriber addition (7)(11)	$41	$34	$61	$66
Customer service and billing expenses, as adjusted, per average subscriber (7)(12)	$1.06	$1.09	$1.21	$1.23
Total revenue	$325,473	$934,538	$300,307	$926,797
Free cash flow (7)(13)	$92,524	$189,807	$(21,758)	$(284,194)
Adjusted income (loss) from operations (14)	$118,870	$317,982	$(16,712)	$(84,742)
Net loss	$(42,851)	$(345,131)	$(4,927,641)	$(5,176,481)

Note: See pages 49 through 59 for footnotes.
Subscribers. At September 30, 2009 we had 9,704,886 subscribers, a decrease of 191,186 subscribers, or 2%, from the 9,896,072 subscribers as of September 30, 2008. The decrease was principally the result of 171,966 fewer paid promotional trials due to the decline in North American auto sales and 19,220 fewer self-pay subscribers compared to September 30, 2008. Gross subscriber additions decreased approximately 20% and 28% during the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. OEM gross subscriber additions decreased due to the decline in North American automobile sales and retail gross subscriber additions decreased due to declines in consumer spending. Deactivation rates for self-pay subscriptions in the quarter increased to 2.0% per month reflecting reductions in consumer discretionary spending, subscriber response to our increase in prices for multi-subscription accounts, channel line-up changes in 2008 and the institution of a monthly charge for our streaming service.
ARPU. ARPU is derived from total earned subscriber revenue and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. See accompanying footnotes for more details.
•	Three Months: For the three months ended September 30, 2009 and 2008, total ARPU was $10.62 and $9.79, respectively. The increase was driven by the revenue earned for “Best of” programming, increased rates on multi-subscription packages and internet subscriptions.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, total ARPU was $10.30 and $10.33, respectively. The decrease was driven by the effect of purchase accounting adjustments, offset partially by the revenue earned for “Best of” programming, increased rates on multi-subscription packages and internet subscriptions.
We expect ARPU to fluctuate based on the growth of our subscriber base, promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices, advertising sales and the identification of additional revenue from subscribers.
SAC, As Adjusted, Per Gross Subscriber Addition. SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense, divided by the number of gross subscriber additions for the period. See accompanying footnotes for more details.
•	Three Months: For the three months ended September 30, 2009 and 2008, SAC, as adjusted, per gross subscriber addition was $41 and $61, respectively. The decrease was primarily driven by the effect of purchase price accounting adjustments, lower aftermarket inventory settlements, lower OEM subsidies and improved equipment margins.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, SAC, as adjusted, per gross subscriber addition was $34 and $66, respectively. The decrease was primarily driven by the effect of purchase price accounting adjustments, lower aftermarket inventory settlements, lower OEM subsidies and improved equipment margins.
We expect SAC, as adjusted, per gross subscriber addition to decline as the costs of subsidized components of XM radios decrease in the future. Our SAC, as adjusted, per gross subscriber addition will continue to be impacted by changes in our mix of OEM and retail additions.

Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber. Customer service and billing expenses, as adjusted, per subscriber is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. See accompanying footnotes for more details.
•	Three Months: For the three months ended September 30, 2009 and 2008, customer service and billing expenses, as adjusted, per weighted average subscriber was $1.06 and $1.21, respectively. The decline was primarily due to decreases in personnel costs and customer call center expenses.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, customer service and billing expenses, as adjusted, per weighted average subscriber was $1.09 and $1.23, respectively. The decline was primarily due to decreases in personnel costs and customer call center expenses.
We expect customer service and billing expenses, as adjusted, per average subscriber to decrease on an annual basis as our subscriber base grows due to scale efficiencies in our call centers and other customer care and billing operations.
Adjusted Income (Loss) from Operations. We refer to net loss before interest and investment income, interest expense net of amounts capitalized, income tax expense, gain (loss) on change in value of embedded derivative, loss on extinguishment of debt and credit facilities, net, loss on investments, other expense (income), restructuring, impairments and related cost, depreciation and amortization, and share related payment expense as adjusted income (loss) from operations.
•	Three Months: For the three months ended September 30, 2009 and 2008, our adjusted income (loss) from operations was $118,870 and ($16,712), respectively, an increase of $135,582. The increase was primarily driven by improvements in each operating expense area, excluding restructuring, impairments and related cost, depreciation and amortization, impairment of goodwill and share-based payment expense, totaling $110,416 and an increase in total revenue of $25,166.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, our adjusted income (loss) from operations was $317,982 and ($84,742), respectively, an increase of $402,724. The increase was primarily driven by improvements in each operating expense area, excluding restructuring, impairments and related cost, depreciation and amortization, impairment of goodwill and share-based payment expense, totaling $394,983 and an increase in total revenue of $7,741.

Unaudited Actual Results of Operations. As a result of the consummation of the Merger, the financial results have been presented separately for the three months ended September 30, 2008 for the “Predecessor Entity” for the period July 1, 2008 through July 31, 2008 and for the “Successor Entity” for the period August 1, 2008 through September 30, 2008 and for the nine months ended September 30, 2008 for the “Predecessor Entity” for the period January 1, 2008 through July 31, 2008 and for the “Successor Entity” for the period August 1, 2008 through September 30, 2008. For comparative purposes, we combined the “Predecessor Entity” and “Successor Entity” periods above in our discussion of the three and nine months ended September 30, 2009 and September 30, 2008 below, as we believe this combination is useful to provide the reader a more accurate comparison. This combination is not a U.S. GAAP measure and it is provided to enhance the reader’s understanding of the results of operations for the periods presented. See footnote 14 (pages 56 to 57) for a reconciliation of net loss to adjusted income (loss) from operations.

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2009	September 30, 2009	September 30, 2008	September 30, 2008
Revenue:
Subscriber revenue, including effects of rebates	$304,714	$884,038	$278,717	$853,903
Advertising revenue, net of agency fees	4,147	13,475	8,358	27,908
Equipment revenue	5,657	17,681	4,936	16,748
Other revenue	10,955	19,344	8,296	28,238

Total revenue	325,473	934,538	300,307	926,797

Operating expenses:
Satellite and transmission	11,484	36,952	19,102	59,024
Programming and content	27,811	84,353	34,037	135,202
Revenue share and royalties	46,976	142,997	62,737	205,145
Customer service and billing	31,064	96,168	36,068	106,766
Cost of equipment	5,142	12,049	7,426	25,033
Sales and marketing	26,055	84,565	46,219	155,005
Subscriber acquisition costs	35,049	83,524	60,848	201,565
General and administrative	25,216	91,689	52,424	135,659
Engineering, design and development	5,413	16,798	7,802	28,236
Impairment of goodwill	—	—	5,026,838	5,026,838
Depreciation and amortization	41,587	146,462	45,448	123,369
Restructuring, impairments and related costs	3,029	29,614	—	—

Total operating expenses	258,826	825,171	5,398,949	6,201,842

Income (loss) from operations	66,647	109,367	(5,098,642)	(5,275,045)
Other income (expense)
Interest and investment income	729	1,848	4,557	6,976
Interest expense, net of amounts capitalized	(70,616)	(226,935)	(61,928)	(121,735)
Gain (loss) on change in value of embedded derivatives	(33,700)	(111,703)	242,223	242,223
Loss on extinguishment of debt and credit facilities, net	(3,787)	(111,863)	—	—
Loss on investments	(2,870)	(6,660)	(7,549)	(16,099)
Other income (expense)	1,324	2,548	(4,069)	(3,174)

Total other income (expense)	(108,920)	(452,765)	173,234	108,191

Loss before income taxes	(42,273)	(343,398)	(4,925,408)	(5,166,854)
Income tax expense	(578)	(1,733)	(1,180)	(2,184)

Net loss	(42,851)	(345,131)	(4,926,588)	(5,169,038)
Add: net loss attributable to noncontrolling interests	—	—	(1,053)	(7,443)

Net loss — XM Satellite Radio Holdings Inc. and Subsidiaries	$(42,851)	$(345,131)	$(4,927,641)	$(5,176,481)

Three and Nine Months Ended September 30, 2009 Compared with Three and Nine Months Ended September 30, 2008 — Actual
Total Revenue
Subscriber Revenue. Subscriber revenue includes subscription fees, activation fees and the effects of rebates.
•	Three Months: For the three months ended September 30, 2009 and 2008, subscriber revenue was $304,714 and $278,717, respectively, an increase of 9% or $25,997. The increase was attributable to the sale of “Best of” programming and increased internet and multi-subscription rates.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, subscriber revenue was $884,038 and $853,903, respectively, an increase of 4% or $30,135. The increase was attributable to the sale of “Best of” programming, increased internet and multi-subscription rates and higher average subscribers, offset partially by the effect from purchase price accounting adjustments.

The following table contains a breakdown of our subscriber revenue for the periods presented:

	Successor Entity			Predecessor Entity
	Three Months	Nine Months	August 1, 2008	July 1, 2008	January 1, 2008
	Ended	Ended	Through	Through	Through
	September 30, 2009	September 30, 2009	September 30, 2008	July 31, 2008	July 31, 2008

Subscription fees	$303,785	$881,860	$183,144	$94,074	$659,775
Activation fees	963	2,351	48	1,667	11,855
Effect of rebates	(34)	(173)	(159)	(57)	(760)

Total subscriber revenue	$304,714	$884,038	$183,033	$95,684	$670,870

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
•	Three Months: For the three months ended September 30, 2009 and 2008, net advertising revenue was $4,147 and $8,358, respectively, which represents a decrease of 50% or $4,211. The decrease was driven by the current economic environment.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, net advertising revenue was $13,475 and $27,908, respectively, which represents a decrease of 52% or $14,433. The decrease was driven by the current economic environment.
Our advertising revenue is subject to fluctuation based on the national economic environment. We believe general economic conditions have negatively affected our advertising revenue in recent quarters. We expect advertising revenue to grow as our subscribers increase, as we continue to improve brand awareness and content, and as we increase the size and effectiveness of our advertising sales force.
Equipment Revenue. Equipment revenue includes revenue and royalties from the sale of radios, components and accessories.
•	Three Months: For the three months ended September 30, 2009 and 2008, equipment revenue was $5,657 and $4,936, respectively, an increase of 15% or $721. The increase was primarily due to an increase in royalties partially offset by a decrease in the number of radios sold through our direct to consumer distribution channel.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, equipment revenue was $17,681 and $16,748, respectively, an increase of 6% or $933. The increase was primarily due to an increase in royalties partially offset by a decrease in the number of radios sold through our direct to consumer distribution channel.
We expect equipment revenue to increase as we introduce new products and as sales grow through our direct to consumer distribution channel.
Other Revenue. Other revenue consists primarily of revenue related to various agreements with XM Canada, as well as other miscellaneous revenue that includes content licensing fees, technology licensing fees and billing fees.
•	Three Months: For the three months ended September 30, 2009 and 2008, other revenue was $10,955 and $8,296, respectively, an increase of 32% or $2,659. The increase was primarily due to the U.S. Music Royalty Fee introduced this quarter, offset partially by the effect of purchase price accounting and decreases in content licensing fees and recording revenue.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, other revenue was $19,344 and $28,238, respectively, a decrease of 31% or $8,894. The decrease was primarily due to the effect of purchase price accounting and decreases in content licensing fees and recording revenue, partially offset by the U.S. Music Royalty Fee introduced this quarter.
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
•	Three Months: For the three months ended September 30, 2009 and 2008, satellite and transmission expenses were $11,484 and $19,102, respectively, a decrease of 40% or $7,618. The decrease was primarily due to lower maintenance and repeater network expenses as well as lower personnel costs.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, satellite and transmission expenses were $36,952 and $59,024, respectively, a decrease of 37% or $22,072. The decrease was primarily due to lower maintenance and repeater network expenses as well as lower personnel costs.
We expect satellite and transmission expenses, excluding share-based payment expense, to increase as we add to our in-orbit satellite fleet.
Programming and Content. Programming and content expenses include costs to acquire, create and produce content and on-air talent costs. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees, share advertising revenue, purchase advertising on media properties owned or controlled by the licensor and pay other guaranteed amounts. Purchased advertising is recorded as a sales and marketing expense and the cost of sharing advertising revenue is recorded as Revenue share and royalties in the period the advertising is broadcast.
•	Three Months: For the three months ended September 30, 2009 and 2008, programming and content expenses were $27,811 and $34,037, respectively, a decrease of 18% or $6,226. The decrease was primarily attributable to the lower costs recognized subsequent to the Merger due to the impact of purchase price accounting adjustments, reductions in personnel and on-air talent costs, as well as savings on various content agreements.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, programming and content expenses were $84,353 and $135,202, respectively, a decrease of 38% or $50,849. The decrease was primarily attributable to the lower costs recognized subsequent to the Merger due to the impact of purchase price accounting adjustments, reductions in personnel and on-air talent costs, as well as savings on various content agreements.
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
•	Three Months: For the three months ended September 30, 2009 and 2008, revenue share and royalties were $46,976 and $62,737, respectively, a decrease of 25% or $15,761. This decrease was primarily attributable to the effect of purchase price accounting, offset by an increase in our revenues and an increase in the statutory royalty rate due for the performance of sound recordings.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, revenue share and royalties were $142,997 and $205,145, respectively, a decrease of 30% or $62,148. This decrease was primarily attributable to the effect of purchase price accounting, offset by an increase in our revenues and an increase in the statutory royalty rate due for the performance of sound recordings.
We expect these costs to increase as our revenues grow, as we expand our distribution of radios through automakers and retailers, and as a result of increases in the royalty for the performance of sound recordings.
Customer Service and Billing. Customer service and billing expenses include costs associated with the operation of our customer service centers and subscriber management system as well as bad debt expense.
•	Three Months: For the three months ended September 30, 2009 and 2008, customer service and billing expenses were $31,064 and $36,068, respectively, a decrease of 14% or $5,004. The decline was primarily due to decreases in personnel costs and customer call center expenses.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, customer service and billing expenses were $96,168 and $106,766, respectively, a decrease of 10% or $10,598. The decline was primarily due to decreases in personnel costs and customer call center expenses.

We expect our customer care and billing expenses to decrease on a per subscriber basis, but increase overall as our subscriber base grows due to increased call center operating costs, transaction fees and bad debt expense.
Cost of Equipment. Cost of equipment includes costs from the sale of our radios, components and accessories.
•	Three Months: For the three months ended September 30, 2009 and 2008, cost of equipment was $5,142 and $7,426, respectively, a decrease of 31% or $2,284. The decrease was primarily attributed to fewer radios sold through our direct to consumer distribution channel and lower inventory related charges for obsolescence.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, cost of equipment was $12,049 and $25,033, respectively, a decrease of 52% or $12,984. The decrease was primarily attributed to fewer radios sold through our direct to consumer distribution channel and lower inventory related charges for obsolescence.
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
•	Three Months: For the three months ended September 30, 2009 and 2008, sales and marketing expenses were $26,055 and $46,219, respectively, a decrease of 44% or $20,164. This decrease was primarily attributable to lower consumer advertising, reduced cooperative marketing spend with our distributors, reduced personnel costs and the effect of purchase price accounting.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, sales and marketing expenses were $84,565 and $155,005, respectively, a decrease of 45% or $70,440. This decrease was primarily attributable to lower consumer advertising, reduced cooperative marketing spend with our distributors, reduced personnel costs and the effect of purchase price accounting.
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
•	Three Months: For the three months ended September 30, 2009 and 2008, subscriber acquisition costs were $35,049 and $60,848, respectively, a decrease of 42% or $25,799. This decrease was primarily driven by purchase price accounting adjustments associated with the Merger, lower aftermarket inventory settlements, lower retail and OEM subsidies due to better product economics and fewer OEM installations due to the weakening automotive market.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, subscriber acquisition costs were $83,524 and $201,565, respectively, a decrease of 59% or $118,041. This decrease was primarily driven by purchase price accounting adjustments associated with the Merger, lower aftermarket inventory settlements, lower retail and OEM subsidies due to better product economics and fewer OEM installations due to the weakening automotive market.
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
•	Three Months: For the three months ended September 30, 2009 and 2008, general and administrative expenses were $25,216 and $52,424, respectively, a decrease of 52% or $27,208. This decrease was the result of lower costs for certain Merger, litigation and regulatory matters.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, general and administrative expenses were $91,689 and $135,659, respectively, a decrease of 32% or $43,970. This decrease was the result of lower costs for certain Merger, litigation and regulatory matters.
We expect total general and administrative expenses, excluding share-based payment expense, to decrease in future periods as we gain efficiencies in staff, facilities, and information technology costs.
Engineering, Design and Development. Engineering, design and development expenses include costs to develop our future generation of chip sets and new products, research and development for broadcast information, and costs associated with the incorporation of radios into vehicles manufactured by automakers.
•	Three Months: For the three months ended September 30, 2009 and 2008, engineering, design and development expenses were $5,413 and $7,802, respectively, a decrease of 31% or $2,389. This decrease was primarily attributable to reduced OEM and product development costs and personnel costs.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, engineering, design and development expenses were $16,798 and $28,236, respectively, a decrease of 41% or $11,438. This decrease was primarily attributable to reduced OEM and product development costs and personnel costs.
We expect engineering, design and development expenses, excluding share-based payment expense, to increase in future periods as we increase development of our next generation chipsets.
Other Income (Expense)
Interest and Investment Income. Interest and investment income includes realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase.
•	Three Months: For the three months ended September 30, 2009 and 2008, interest and investment income was $729 and $4,557, respectively, a decrease of 84% or $3,828. The decrease was primarily attributable to a lower average cash balance and lower interest rates in 2009.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, interest and investment income was $1,848 and $6,976, respectively, a decrease of 74% or $5,128. The decrease was primarily attributable to a lower average cash balance and lower interest rates in 2009.
Interest Expense. Interest expense includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of our new satellite and launch vehicle.
•	Three Months: For the three months ended September 30, 2009 and 2008, interest expense was $70,616 and $61,928, respectively, an increase of 14% or $8,688. Interest expense increased significantly due to the additional debt issuances in July and August 2008 as a result of the Merger, the financing transactions in February and March 2009, and the impact of the purchase price adjustments which set the existing debt at fair value and caused interest expense to increase.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, interest expense was $226,935 and $121,735, respectively, an increase of 86%, or $105,200. Interest expense increased significantly due to the additional debt issuances in July and August 2008 as a result of the Merger, the financing transactions in February and March 2009, and the impact of the purchase price adjustments which set the existing debt at fair value and caused interest expense to increase.

Gain (loss) on change in value of embedded derivative. We are required to account for the conversion feature of our exchangeable debt, which is exchangeable into SIRIUS common stock, separately and recognize the changes in the fair value of these embedded derivatives in earnings. The fair value of the derivative will be impacted by the value of the underlying SIRIUS common shares.
•	Three Months: For the three months ended September 30, 2009, we recorded a loss on change in value of embedded derivative of $33,700, and for the three months ended September 30, 2008, we recorded a gain on change in value of embedded derivative of $242,223. As a result of the Merger, we recorded derivative liabilities reflecting the fair value of the embedded derivative as of the Merger date. Subsequent to July 28, 2008, the SIRIUS stock price decreased significantly resulting in a decreased fair value and a gain on the change in value of the derivative. During the three months ended September 30, 2009, the SIRIUS stock price increased resulting in an increased fair value and a loss on the change in value of the derivative.
•	Nine Months: For the nine months ended September 30, 2009, we recorded a loss on change in value of embedded derivative of $111,703, and for the nine months ended September 30, 2008, we recorded a gain on change in value of embedded derivative of $242,223. As a result of the Merger, we recorded derivative liabilities reflecting the fair value of the embedded derivative as of the Merger date. Subsequent to July 28, 2008, the SIRIUS stock price decreased significantly resulting in a decreased fair value and a gain on the change in value of the derivative. During the nine months ended September 30, 2009, the SIRIUS stock price increased resulting in an increased fair value and a loss on the change in value of the derivative.
Loss on extinguishment of debt and credit facilities, net. Loss on extinguishment of debt and credit facilities, net includes losses incurred as a result of the conversion of certain of our debt instruments.
•	Three Months: For the three months ended September 30, 2009 and 2008, Loss on extinguishment of debt and credit facilities, net was $3,787 and $0, respectively.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, Loss on extinguishment of debt and credit facilities, net was $111,863 and $0, respectively.
Gain (loss) on investments. Gain (loss) on investments includes our share of XM Canada’s net losses and losses recorded from our investment in XM Canada when the decrease in fair value was determined to be other than temporary.
•	Three Months: For the three months ended September 30, 2009 and 2008, loss on investments was $2,870 and $7,549, respectively, a decrease of 62% or $4,679. The decrease was primarily attributable to a decrease in our share of XM Canada’s net loss for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.
•	Nine Months: For the nine months ended September 30, 2009 and 2008, loss on investments was $6,660 and $16,099, respectively, a decrease of 59% or $9,439. The decrease was primarily attributable to the inclusion of our share of XM Canada’s net income for the nine months ended September 30, 2009, net of impairments versus our share of XM Canada’s net loss for the nine months ended September 30, 2008.
Income Taxes
Income Tax Expense. Income tax expense primarily represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license and trade name, which is amortized over 15 years for tax purposes but not amortized for book purposes in accordance with U.S. generally accepted accounting principles.
•	Three Months: We recorded income tax expense of $578 and $1,180 for the three months ended September 30, 2009 and 2008, respectively.
•	Nine Months: We recorded income tax expense of $1,733 and $2,184 for the nine months ended September 30, 2009 and 2008, respectively.

Liquidity and Capital Resources
Cash Flows for the Nine Months Ended September 30, 2009 Compared with the Nine Months Ended September 30, 2008
As of September 30, 2009 and 2008, we had $326,022 and $215,348, respectively, in cash and cash equivalents and $206,740 as of December 31, 2008.
The following table presents a summary of our cash flow activity for the periods set forth below.

	Successor Entity		Predecessor Entity	Combined
	Nine Months	August 1, 2008	January 1, 2008	Nine Months
	Ended	Through	Through	Ended
	September 30, 2009	September 30, 2008	July 31, 2008	September 30, 2008	Variance

Net cash provided by (used in) operating activities	$228,618	$5,603	$(251,086)	$(245,483)	$474,101
Net cash (used in) provided by investing activities	(38,811)	17,507	(65,668)	(48,161)	9,350
Net cash (used in) provided by financing activities	(70,525)	(627,283)	979,589	352,306	(422,831)

Net increase in cash and cash equivalents	119,282	(604,173)	662,835	58,662	60,620
Cash and cash equivalents at beginning of period	206,740	819,521	156,686	156,686	50,054

Cash and cash equivalents at end of period	$326,022	$215,348	$819,521	$215,348	$110,674

Cash Flows Provided by (Used in) Operating Activities
Net cash provided by operating activities increased $474,101 to $228,618 for the nine months ended September 30, 2009 from net cash used in operating activities of $245,483 for the nine months ended September 30, 2008. The increase was primarily the result of a decreased net loss, net of non-cash operating activities of $231,217, and a decrease in cash used in other operating assets and liabilities of $242,884.
Cash Flows Used in Investing Activities
Net cash used in investing activities decreased $9,350 to $38,811 for the nine months ended September 30, 2009 from $48,161 for the nine months ended September 30, 2008. The decrease was primarily the result of a decrease of $9,425 in net restricted and other investment activity.
We will incur significant capital expenditures to construct and launch our new satellites and improve our terrestrial repeater network and broadcast and administrative infrastructure. These capital expenditures will support our growth and the resiliency of our operations, and will also support the delivery of future new revenue streams.
Cash Flows (Used in) Provided by Financing Activities
Net cash used in financing activities increased $422,831 to $70,525 for the nine months ended September 30, 2009 from net cash provided by financing activities of $352,306 for the nine months ended September 30, 2008. The increase in cash used in financing activities was primarily due to a decrease of $1,074,854 in net proceeds from the issuance of debt, offset partially by a decrease in debt payment of $580,036 and a decrease of $68,777 in payments to a minority interest holder.
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
Off-Balance Sheet Arrangements
We are required under the terms of certain agreements to deposit monies in escrow, which place restrictions on our cash and cash equivalents. As of December 31, 2008, $120,000 was classified as restricted investments as a result of obligations under escrow deposits. In February 2009, we released to a programming provider $120,000 held in escrow in satisfaction of future obligations under our agreement with them.
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

Footnotes to Results of Operations

(1)	Average self-pay monthly churn represents the monthly average of self-pay deactivations by the quarter divided by the average self-pay subscriber balance for the quarter.

(2)	We measure the percentage of subscribers that receive our service and convert to self-paying after the initial promotion period. We refer to this as the “conversion rate.” At the time of sale, vehicle owners generally receive a three month prepaid trial subscription and we receive a subscription fee from the OEM. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for subscribers to respond to our marketing communications and become self-paying subscribers.

(3)	ARPU is derived from total earned subscriber revenue and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. ARPU is calculated as follows (in thousands, except for per subscriber amounts):

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2009	September 30, 2009	September 30, 2008	September 30, 2008

Subscriber revenue	$313,852	$925,060	$297,151	$872,337
Net advertising revenue	4,147	13,475	8,358	27,908

Total subscriber and net advertising revenue	$317,999	$938,535	$305,509	$900,245

Daily weighted average number of subscribers	9,691,620	9,682,252	9,779,397	9,481,219
ARPU	$10.94	$10.77	$10.41	$10.55

(4)	SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense, divided by the number of gross subscriber additions for the period. SAC, as adjusted, per gross subscriber addition is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2009	September 30, 2009	September 30, 2008	September 30, 2008

Subscriber acquisition cost	$54,379	$126,833	$73,343	$214,060
Less: share-based payment expense granted to third parties and employees	—	—	—	—
Less/Add: margin from direct sales of radios and accessories	(515)	(5,632)	2,490	8,285

SAC, as adjusted	$53,864	$121,201	$75,833	$222,345

Gross subscriber additions	833,684	2,289,360	1,041,242	3,161,844
SAC, as adjusted, per gross subscriber addition	$65	$53	$73	$70

(5)	Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2009	September 30, 2009	September 30, 2008	September 30, 2008

Customer service and billing expenses	$31,179	$96,526	$36,173	$106,871
Less: share-based payment expense	(460)	(1,436)	(665)	(2,306)

Customer service and billing expenses, as adjusted	$30,719	$95,090	$35,508	$104,565

Daily weighted average number of subscribers	9,691,620	9,682,252	9,779,397	9,481,219
Customer service and billing expenses, as adjusted, per average subscriber	$1.06	$1.09	$1.21	$1.23

(6)	Free cash flow is calculated as follows (in thousands):

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2009	September 30, 2009	September 30, 2008	September 30, 2008

Net cash provided by (used in) operating activities	$127,214	$228,618	$(10,469)	$(245,483)
Additions to property and equipment	(34,690)	(38,811)	(11,289)	(38,736)
Restricted and other investment activity	—	—	—	25

Free cash flow	$92,524	$189,807	$(21,758)	$(284,194)

(7)	Average self-pay monthly churn; conversion rate; ARPU; SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; and free cash flow are not measures of financial performance under U.S. generally accepted accounting principles (“GAAP”). We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used by us for budgetary and planning purposes; when publicly providing our business outlook; as a means to evaluate period-to-period comparisons; and to compare our performance to that of our competitors. We believe that investors also use our current and projected metrics to monitor the performance of our business and to make investment decisions.

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

(8)	We refer to net loss before interest and investment income; interest expense net of amounts capitalized; income tax expense; loss from redemption of debt; loss on investments; other expense (income); restructuring, impairments and related costs; depreciation and amortization; and share related payment expense as adjusted income (loss) from operations. Adjusted income (loss) from operations is not a measure of financial performance under U.S. GAAP. We believe adjusted income (loss) from operations is a useful measure of our operating performance. We use adjusted income (loss) from operations for budgetary and planning purposes; to assess the relative profitability and on-going performance of our consolidated operations; to compare our performance from period-to-period; and to compare our performance to that of our competitors. We also believe adjusted income (loss) from operations is useful to investors to compare our operating performance to the performance of other communications, entertainment and media companies. We believe that investors use current and projected adjusted income (loss) from operations to estimate our current or prospective enterprise value and to make investment decisions.

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

The reconciliation of the pro forma unadjusted net loss to the pro forma adjusted income (loss) from operations is calculated as follows (see footnotes for reconciliation of the pro forma amounts to their respective GAAP amounts):

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
(in thousands)	September 30, 2009	September 30, 2009	September 30, 2008	September 30, 2008
Reconciliation of Net loss to Adjusted income (loss) from operations:
Net loss	$(26,303)	$(242,382)	$(141,905)	$(384,355)
Add back Net loss items excluded from Adjusted income (loss) from operations:
Interest and investment income	(729)	(1,848)	(4,557)	(6,976)
Interest expense, net of amounts capitalized	58,203	191,371	53,843	113,650
Income tax expense	578	1,733	1,180	2,184
Loss on extinguishment of debt and credit facilities, net	3,787	111,863	—	—
Loss on investments	2,870	6,660	7,549	16,099
Other (income) expense	(1,324)	(2,548)	4,069	3,174

Income (loss) from operations	37,082	64,849	(79,821)	(256,224)
Restructuring, impairments and related costs	3,029	29,614	—	—
Depreciation and amortization	17,484	60,434	31,957	109,878
Share-based payment expense	8,732	36,287	11,415	41,867

Adjusted income (loss) from operations	$66,327	$191,184	$(36,449)	$(104,479)

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

(9)	The following tables reconcile our GAAP Results of operations to our non-GAAP pro forma unadjusted results of operations:

	Unaudited For the Three Months Ended September 30, 2009
		Purchase Price	Allocation of
		Accounting	Share-based Payment
	As Reported	Adjustments	Expense	Pro Forma

Revenue:
Subscriber revenue, including effects of rebates	$304,714	$9,138	$—	$313,852
Advertising revenue, net of agency fees	4,147	—	—	4,147
Equipment revenue	5,657	—	—	5,657
Other revenue	10,955	1,813	—	12,768

Total revenue	325,473	10,951	—	336,424
Operating expenses (excludes depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	11,484	331	(384)	11,431
Programming and content	27,811	18,117	(1,024)	44,904
Revenue share and royalties	46,976	22,973	—	69,949
Customer service and billing	31,064	115	(460)	30,719
Cost of equipment	5,142	—	—	5,142
Sales and marketing	26,055	3,155	(1,397)	27,813
Subscriber acquisition costs	35,049	19,330	—	54,379
General and administrative	25,216	374	(4,729)	20,861
Engineering, design and development	5,413	224	(738)	4,899
Depreciation and amortization	41,587	(24,103)	—	17,484
Share-based payment expense	—	—	8,732	8,732
Restructuring, impairments and related costs	3,029	—	—	3,029

Total operating expenses	258,826	40,516	—	299,342

Income (loss) from operations	66,647	(29,565)	—	37,082
Other income (expense)
Interest and investment income	729	—	—	729
Interest expense, net of amounts capitalized	(70,616)	12,413	—	(58,203)
Gain (loss) on change in value of embedded derivatives	(33,700)	33,700	—	—
Loss on extinguishment of debt and credit facilities, net	(3,787)	—	—	(3,787)
Loss on investments	(2,870)	—	—	(2,870)
Other income	1,324	—	—	1,324

Total other income (expense)	(108,920)	46,113	—	(62,807)

Loss before income taxes	(42,273)	16,548	—	(25,725)
Income tax expense	(578)	—	—	(578)

Net loss	(42,851)	16,548	—	(26,303)
Add: net loss attributable to noncontrolling interests	—	—	—	—

Net loss — XM Satellite Radio Holdings Inc. and Subsidiaries	$(42,851)	$16,548	$—	$(26,303)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$273	$111	$—	$384
Programming and content	859	165	—	1,024
Customer service and billing	345	115	—	460
Sales and marketing	1,261	136	—	1,397
Subscriber acquisition costs	—	—	—	—
General and administrative	4,355	374	—	4,729
Engineering, design and development	514	224	—	738

Total share-based payment expense	$7,607	$1,125	$—	$8,732

	Unaudited For the Nine Months Ended September 30, 2009
		Purchase Price	Allocation of
		Accounting	Share-based Payment
	As Reported	Adjustments	Expense	Pro Forma

Revenue:
Subscriber revenue, including effects of rebates	$884,038	$41,022	$—	$925,060
Advertising revenue, net of agency fees	13,475	—	—	13,475
Equipment revenue	17,681	—	—	17,681
Other revenue	19,344	5,438	—	24,782

Total revenue	934,538	46,460	—	980,998
Operating expenses (excludes depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	36,952	1,013	(1,424)	36,541
Programming and content	84,353	54,708	(3,869)	135,192
Revenue share and royalties	142,997	65,608	—	208,605
Customer service and billing	96,168	358	(1,436)	95,090
Cost of equipment	12,049	—	—	12,049
Sales and marketing	84,565	9,986	(4,375)	90,176
Subscriber acquisition costs	83,524	43,309	—	126,833
General and administrative	91,689	1,252	(22,374)	70,567
Engineering, design and development	16,798	772	(2,809)	14,761
Depreciation and amortization	146,462	(86,028)	—	60,434
Share-based payment expense	—	—	36,287	36,287
Restructuring, impairments and related costs	29,614	—	—	29,614

Total operating expenses	825,171	90,978	—	916,149

Income (loss) from operations	109,367	(44,518)	—	64,849
Other income (expense)
Interest and investment income	1,848	—	—	1,848
Interest expense, net of amounts capitalized	(226,935)	35,564	—	(191,371)
Gain (loss) on change in value of embedded derivatives	(111,703)	111,703	—	—
Loss on extinguishment of debt and credit facilities, net	(111,863)	—	—	(111,863)
Loss on investments	(6,660)	—	—	(6,660)
Other income	2,548	—	—	2,548

Total other income (expense)	(452,765)	147,267	—	(305,498)

Loss before income taxes	(343,398)	102,749	—	(240,649)
Income tax expense	(1,733)	—	—	(1,733)

Net loss	(345,131)	102,749	—	(242,382)
Add: net loss attributable to noncontrolling interests	—	—	—	—

Net loss — XM Satellite Radio Holdings Inc. and Subsidiaries	$(345,131)	$102,749	$—	$(242,382)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$1,073	$351	$—	$1,424
Programming and content	3,368	501	—	3,869
Customer service and billing	1,077	359	—	1,436
Sales and marketing	3,862	513	—	4,375
Subscriber acquisition costs	—	—	—	—
General and administrative	21,122	1,252	—	22,374
Engineering, design and development	2,037	772	—	2,809

Total share-based payment expense	$32,539	$3,748	$—	$36,287

	Unaudited For the Three Months Ended September 30, 2008
	As Reported
	July 1, 2008	August 1, 2008	Purchase Price	Allocation of
	Through July 31,	Through September	Accounting	Share-based Payment
	2008	30, 2008	Adjustments (a)	Expense	Pro Forma

Revenue:
Subscriber revenue, including effects of rebates	$95,684	$183,033	$18,434	$—	$297,151
Advertising revenue, net of agency fees	3,193	5,165	—	—	8,358
Equipment revenue	1,585	3,351	—	—	4,936
Other revenue	4,242	4,054	1,195	—	9,491

Total revenue	104,704	195,603	19,629	—	319,936
Operating expenses (excludes depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	6,644	12,458	638	(911)	18,829
Programming and content	15,991	18,046	13,912	(1,742)	46,207
Revenue share and royalties	24,198	38,539	11,010	—	73,747
Customer service and billing	12,249	23,819	105	(665)	35,508
Cost of equipment	2,406	5,020	—	—	7,426
Sales and marketing	17,268	28,951	2,081	(2,174)	46,126
Subscriber acquisition costs	33,366	27,482	12,495	—	73,343
General and administrative	33,209	19,215	777	(4,411)	48,790
Engineering, design and development	2,611	5,191	119	(1,512)	6,409
Impairment of goodwill	—	5,026,838	(5,026,838)	—	—
Depreciation and amortization	10,828	34,620	(13,491)	—	31,957
Share-based payment expense	—	—	—	11,415	11,415

Total operating expenses	158,770	5,240,179	(4,999,192)	—	399,757

Loss from operations	(54,066)	(5,044,576)	5,018,821	—	(79,821)
Other income (expense)
Interest and investment income	594	3,963	—	—	4,557
Interest expense, net of amounts capitalized	(14,130)	(47,798)	8,085	—	(53,843)
Gain (loss) on change in value of embedded derivatives	—	242,223	(242,223)	—	—
Loss on extinguishment of debt and credit facilities, net	—	—	—	—	—
Loss on investments	(4,460)	(3,089)	—	—	(7,549)
Other income (expense)	5	(4,074)	—	—	(4,069)

Total other income (expense)	(17,991)	191,225	(234,138)	—	(60,904)

Loss before income taxes	(72,057)	(4,853,351)	4,784,683	—	(140,725)
Income tax expense	(508)	(672)	—	—	(1,180)

Net loss	(72,565)	(4,854,023)	4,784,683	—	(141,905)
Add: net loss attributable to noncontrolling interests	(1,053)	—	—	—	(1,053)

Net loss — XM Satellite Radio Holdings Inc. and Subsidiaries	$(73,618)	$(4,854,023)	$4,784,683	$—	$(142,958)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$305	$570	$36	$—	$911
Programming and content	586	961	195	—	1,742
Customer service and billing	228	332	105	—	665
Sales and marketing	770	1,038	366	—	2,174
Subscriber acquisition costs	—	—	—	—	—
General and administrative	1,634	2,000	777	—	4,411
Engineering, design and development	510	710	292	—	1,512

Total share-based payment expense	$4,033	$5,611	$1,771	$—	$11,415

(a)	Includes impairment of goodwill.

	Unaudited For the Nine Months Ended September 30, 2008
	As Reported
	January 1, 2008	August 1, 2008	Purchase Price	Allocation of
	Through July 31,	Through September	Accounting	Share-based Payment
	2008	30, 2008	Adjustments (a)	Expense	Pro Forma

Revenue:
Subscriber revenue, including effects of rebates	$670,870	$183,033	$18,434	$—	$872,337
Advertising revenue, net of agency fees	22,743	5,165	—	—	27,908
Equipment revenue	13,397	3,351	—	—	16,748
Other revenue	24,184	4,054	1,195	—	29,433

Total revenue	731,194	195,603	19,629	—	946,426
Operating expenses (excludes depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	46,566	12,458	638	(3,351)	56,311
Programming and content	117,156	18,046	13,912	(6,105)	143,009
Revenue share and royalties	166,606	38,539	11,010	—	216,155
Customer service and billing	82,947	23,819	105	(2,306)	104,565
Cost of equipment	20,013	5,020	—	—	25,033
Sales and marketing	126,054	28,951	2,081	(8,451)	148,635
Subscriber acquisition costs	174,083	27,482	12,495	—	214,060
General and administrative	116,444	19,215	777	(15,977)	120,459
Engineering, design and development	23,045	5,191	119	(5,677)	22,678
Impairment of goodwill	—	5,026,838	(5,026,838)	—	—
Depreciation and amortization	88,749	34,620	(13,491)	—	109,878
Share-based payment expense	—	—	—	41,867	41,867

Total operating expenses	961,663	5,240,179	(4,999,192)	—	1,202,650

Loss from operations	(230,469)	(5,044,576)	5,018,821	—	(256,224)
Other income (expense)
Interest and investment income	3,013	3,963	—	—	6,976
Interest expense, net of amounts capitalized	(73,937)	(47,798)	8,085	—	(113,650)
Gain (loss) on change in value of embedded derivatives	—	242,223	(242,223)	—	—
Loss on extinguishment of debt and credit facilities, net	—	—	—	—	—
Loss on investments	(13,010)	(3,089)	—	—	(16,099)
Other income (expense)	900	(4,074)	—	—	(3,174)

Total other income (expense)	(83,034)	191,225	(234,138)	—	(125,947)

Loss before income taxes	(313,503)	(4,853,351)	4,784,683	—	(382,171)
Income tax expense	(1,512)	(672)	—	—	(2,184)

Net loss	(315,015)	(4,854,023)	4,784,683	—	(384,355)
Add: net loss attributable to noncontrolling interests	(7,443)	—	—	—	(7,443)

Net loss — XM Satellite Radio Holdings Inc. and Subsidiaries	$(322,458)	$(4,854,023)	$4,784,683	$—	$(391,798)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$2,745	$570	$36	$—	$3,351
Programming and content	4,949	961	195	—	6,105
Customer service and billing	1,869	332	105	—	2,306
Sales and marketing	7,047	1,038	366	—	8,451
Subscriber acquisition costs	—	—	—	—	—
General and administrative	13,200	2,000	777	—	15,977
Engineering, design and development	4,675	710	292	—	5,677

Total share-based payment expense	$34,485	$5,611	$1,771	$—	$41,867

(a)	Includes impairment of goodwill.

(10)	ARPU is derived from total earned subscriber revenue and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. ARPU is calculated as follows (in thousands, except for per subscriber amounts):

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2009	September 30, 2009	September 30, 2008	September 30, 2008
Subscriber revenue	$304,714	$884,038	$278,717	$853,903
Net advertising revenue	4,147	13,475	8,358	27,908

Total subscriber and net advertising revenue	$308,861	$897,513	$287,075	$881,811

Daily weighted average number of subscribers	9,691,620	9,682,252	9,779,397	9,481,219
ARPU	$10.62	$10.30	$9.79	$10.33

(11)	SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense, divided by the number of gross subscriber additions for the period. SAC, as adjusted, per gross subscriber addition is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2009	September 30, 2009	September 30, 2008	September 30, 2008

Subscriber acquisition cost	$35,049	$83,524	$60,848	$201,565
Less: share-based payment expense granted to third parties and employees	—	—	—	—
Add: margin from direct sales of radios and accessories	(515)	(5,632)	2,490	8,285

SAC, as adjusted	$34,534	$77,892	$63,338	$209,850

Gross subscriber additions	833,684	2,289,360	1,041,242	3,161,844
SAC, as adjusted, per gross subscriber addition	$41	$34	$61	$66

(12)	Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2009	September 30, 2009	September 30, 2008	September 30, 2008

Customer service and billing expenses	$31,064	$96,168	$36,068	$106,766
Less: share-based payment expense	(345)	(1,077)	(560)	(2,201)

Customer service and billing expenses, as adjusted	$30,719	$95,091	$35,508	$104,565

Daily weighted average number of subscribers	9,691,620	9,682,252	9,779,397	9,481,219
Customer service and billing expenses, as adjusted, per average subscriber	$1.06	$1.09	$1.21	$1.23

(13)	Free cash flow is calculated as follows (in thousands):

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2009	September 30, 2009	September 30, 2008	September 30, 2008

Net cash provided by (used in) operating activities	$127,214	$228,618	$(10,469)	$(245,483)
Additions to property and equipment	(34,690)	(38,811)	(11,289)	(38,736)
Restricted and other investment activity	—	—	—	25

Free cash flow	$92,524	$189,807	$(21,758)	$(284,194)

(14)	We refer to net loss before interest and investment income; interest expense net of amounts capitalized; income tax expense; gain on change in value of embedded derivative; loss on extinguishment of debt and credit facilities, net; loss on investments; other expense (income); depreciation and amortization; and share-based payment expense as adjusted income (loss) from operations. Adjusted income (loss) from operations is not a measure of financial performance under U.S. GAAP. We believe adjusted income (loss) from operations is a useful measure of our operating performance. We use adjusted income (loss) from operations for budgetary and planning purposes; to assess the relative profitability and on-going performance of our consolidated operations; to compare our performance from period-to-period; and to compare our performance to that of our competitors. We also believe adjusted income (loss) from operations is useful to investors to compare our operating performance to the performance of other communications, entertainment and media companies. We believe that investors use current and projected adjusted income (loss) from operations to estimate our current or prospective enterprise value and make investment decisions.

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

Adjusted income (loss) from operations is calculated as follows:

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2009	September 30, 2009	September 30, 2008	September 30, 2008

Reconciliation of Net loss to Adjusted income (loss) from operations:
Net loss as reported	$(42,851)	$(345,131)	$(4,926,588)	$(5,169,038)
Add back Net loss items excluded from Adjusted income (loss) from operations:
Interest and investment income	(729)	(1,848)	(4,557)	(6,976)
Interest expense, net of amounts capitalized	70,616	226,935	61,928	121,735
Income tax expense	578	1,733	1,180	2,184
(Gain) loss on change in value of embedded derivatives	33,700	111,703	(242,223)	(242,223)
Loss on extinguishment of debt and credit facilities, net	3,787	111,863	—	—
Loss on investments	2,870	6,660	7,549	16,099
Other (income) expense	(1,324)	(2,548)	4,069	3,174

Income (loss) from operations	66,647	109,367	(5,098,642)	(5,275,045)
Impairment of goodwill	—	—	5,026,838	5,026,838
Restructuring, impairments and related costs	3,029	29,614	—	—
Depreciation and amortization	41,587	146,462	45,448	123,369
Share-based payment expense	7,607	32,539	9,644	40,096

Adjusted income (loss) from operations	$118,870	$317,982	$(16,712)	$(84,742)

(15)	The following tables combine our Predecessor and Successor GAAP Results of operations for the three and nine September 30, 2009 and 2008:

	Successor Entity		Predecessor Entity	Combined
	Three Months	August 1, 2008	July 1, 2008	Three Months
	Ended	Through	Through	Ended
	September 30, 2009	September 30, 2008	July 31, 2008	September 30, 2008

Revenue:
Subscriber revenue, including effects of rebates	$304,714	$183,033	$95,684	$278,717
Advertising revenue, net of agency fees	4,147	5,165	3,193	8,358
Equipment revenue	5,657	3,351	1,585	4,936
Other revenue	10,955	4,054	4,242	8,296

Total revenue	325,473	195,603	104,704	300,307
Operating expenses (excludes depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	11,484	12,458	6,644	19,102
Programming and content	27,811	18,046	15,991	34,037
Revenue share and royalties	46,976	38,539	24,198	62,737
Customer service and billing	31,064	23,819	12,249	36,068
Cost of equipment	5,142	5,020	2,406	7,426
Sales and marketing	26,055	28,951	17,268	46,219
Subscriber acquisition costs	35,049	27,482	33,366	60,848
General and administrative	25,216	19,215	33,209	52,424
Engineering, design and development	5,413	5,191	2,611	7,802
Impairment of goodwill	—	5,026,838	—	5,026,838
Depreciation and amortization	41,587	34,620	10,828	45,448
Restructuring, impairments and related costs	3,029	—	—	—

Total operating expenses	258,826	5,240,179	158,770	5,398,949

Income (loss) from operations	66,647	(5,044,576)	(54,066)	(5,098,642)
Other income (expense)
Interest and investment income	729	3,963	594	4,557
Interest expense, net of amounts capitalized	(70,616)	(47,798)	(14,130)	(61,928)
Gain (loss) on change in value of embedded derivatives	(33,700)	242,223	—	242,223
Loss on extinguishment of debt and credit facilities, net	(3,787)	—	—	—
Loss on investments	(2,870)	(3,089)	(4,460)	(7,549)
Other income (expense)	1,324	(4,074)	5	(4,069)

Total other income (expense)	(108,920)	191,225	(17,991)	173,234

Loss before income taxes	(42,273)	(4,853,351)	(72,057)	(4,925,408)
Income tax expense	(578)	(672)	(508)	(1,180)

Net loss	(42,851)	(4,854,023)	(72,565)	(4,926,588)
Add: net loss attributable to noncontrolling interests	—	—	(1,053)	(1,053)

Net loss — XM Satellite Radio Holdings Inc. and Subsidiaries	$(42,851)	$(4,854,023)	$(73,618)	$(4,927,641)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$273	$570	$305	$875
Programming and content	859	961	586	1,547
Customer service and billing	345	332	228	560
Sales and marketing	1,261	1,038	770	1,808
Subscriber acquisition costs	—	—	—	—
General and administrative	4,355	2,000	1,634	3,634
Engineering, design and development	514	710	510	1,220

Total share-based payment expense	$7,607	$5,611	$4,033	$9,644

	Successor Entity		Predecessor Entity	Combined
	Nine Months	August 1, 2008	January 1, 2008	Nine Months
	Ended	Through	Through	Ended
	September 30, 2009	September 30, 2008	July 31, 2008	September 30, 2008

Revenue:
Subscriber revenue, including effects of rebates	$884,038	$183,033	$670,870	$853,903
Advertising revenue, net of agency fees	13,475	5,165	22,743	27,908
Equipment revenue	17,681	3,351	13,397	16,748
Other revenue	19,344	4,054	24,184	28,238

Total revenue	934,538	195,603	731,194	926,797
Operating expenses (excludes depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	36,952	12,458	46,566	59,024
Programming and content	84,353	18,046	117,156	135,202
Revenue share and royalties	142,997	38,539	166,606	205,145
Customer service and billing	96,168	23,819	82,947	106,766
Cost of equipment	12,049	5,020	20,013	25,033
Sales and marketing	84,565	28,951	126,054	155,005
Subscriber acquisition costs	83,524	27,482	174,083	201,565
General and administrative	91,689	19,215	116,444	135,659
Engineering, design and development	16,798	5,191	23,045	28,236
Impairment of goodwill	—	5,026,838	—	5,026,838
Depreciation and amortization	146,462	34,620	88,749	123,369
Restructuring, impairments and related costs	29,614	—	—	—

Total operating expenses	825,171	5,240,179	961,663	6,201,842

Income (loss) from operations	109,367	(5,044,576)	(230,469)	(5,275,045)
Other income (expense)
Interest and investment income	1,848	3,963	3,013	6,976
Interest expense, net of amounts capitalized	(226,935)	(47,798)	(73,937)	(121,735)
Gain (loss) on change in value of embedded derivatives	(111,703)	242,223	—	242,223
Loss on extinguishment of debt and credit facilities, net	(111,863)	—	—	—
Loss on investments	(6,660)	(3,089)	(13,010)	(16,099)
Other income (expense)	2,548	(4,074)	900	(3,174)

Total other income (expense)	(452,765)	191,225	(83,034)	108,191

Loss before income taxes	(343,398)	(4,853,351)	(313,503)	(5,166,854)
Income tax expense	(1,733)	(672)	(1,512)	(2,184)

Net loss	(345,131)	(4,854,023)	(315,015)	(5,169,038)
Add: net loss attributable to noncontrolling interests	—	—	(7,443)	(7,443)

Net loss — XM Satellite Radio Holdings Inc. and Subsidiaries	$(345,131)	$(4,854,023)	$(322,458)	$(5,176,481)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$1,073	$570	$2,745	$3,315
Programming and content	3,368	961	4,949	5,910
Customer service and billing	1,077	332	1,869	2,201
Sales and marketing	3,862	1,038	7,047	8,085
Subscriber acquisition costs	—	—	—	—
General and administrative	21,122	2,000	13,200	15,200
Engineering, design and development	2,037	710	4,675	5,385

Total share-based payment expense	$32,539	$5,611	$34,485	$40,096

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2009, we did not hold or issue any free-standing derivatives. Upon completion of the Merger, the convertible and exchangeable features in the 10% Senior Secured Discount Convertible Notes due 2009, and the 10% Convertible Senior Notes due 2009 became settleable in SIRIUS common stock and were subsequently accounted for as embedded derivatives. In the event the debt holders exercise their conversion or exchange option, SIRIUS intends to issue common stock to fulfill the obligation.
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
Controls and Procedures
As of September 30, 2009, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our President, and David J. Frear, our Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our President and our Treasurer, concluded that our disclosure controls and procedures were effective as of September 30, 2009. There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2009.

PART II — OTHER INFORMATION

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS
See Exhibits Index attached hereto.
EXHIBIT INDEX

Exhibit		Description
2.1	—
Agreement and Plan of Merger, dated as of February 19, 2007, among Sirius Satellite Radio Inc., Vernon Merger Corporation and XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 2.1 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K dated February 21, 2007).

3.1	—
Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

3.2	—	Bylaws of Vernon Merger Corporation (incorporated by reference to Exhibit 3.2 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed July 30, 2008).****

3.3	—
Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 3.5 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-3, File No. 333-89132).

3.4	—
Certificate of Amendment of Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 3.6 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002).

3.5	—	Restated Certificate of Incorporation of XM Satellite Radio Inc. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-4, File No. 333-391789).

3.6	—	Amended and Restated Bylaws of XM Satellite Radio Inc. (incorporated by reference to Exhibit 3.10 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

3.7	—	Amendments to the Amended and Restated By-Laws of XM Satellite Radio Holdings Inc. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed December 7, 2007).

3.8	—	Certificate of Ownership and Merger, dated August 5, 2008 (incorporated by reference to Exhibit 3.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K dated August 5, 2008).

4.1	—	Form of certificate for shares of Sirius XM Radio Inc.’s Common Stock (incorporated by reference to Exhibit 4.3 to Sirius XM Radio Inc.’s Registration Statement on Form S-1 (File No. 33-74782)).

4.2	—
Form of certificate for shares of XM Satellite Radio Holdings Inc.’s Class A common stock (incorporated by reference to Exhibit 3 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form 8-A filed on September 23, 1999).

4.3	—
Warrant Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc., as Issuer, and United States Trust Company of New York, as Warrant Agent (incorporated by reference to Amendment No. 1 to Exhibit 4.5 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-39176).

4.4	—
Warrant Registration Rights Agreement, dated March 15, 2000, among XM Satellite Radio Holdings Inc., Bear, Stearns & Co., Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-39176).

4.5	—	Form of Warrant (incorporated by reference to Exhibit 4.7 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-39176).

4.6	—
Security Agreement, dated as of January 28, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.2 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.7	—
Amended and Restated Security Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and The Bank of New York (incorporated by reference to Exhibit 4.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

Exhibit		Description
4.8	—
Warrant Agreement, dated as of January 28, 2003, between XM Satellite Radio Holdings Inc. and The Bank of New York (incorporated by reference to Exhibit 4.6 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.9	—
Second Amended and Restated Registration Rights Agreement, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to Exhibit 10.5 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed with the SEC on January 29, 2003).

4.10	—	Form of 10% Senior Secured Discount Convertible Note due 2009 (incorporated by reference to Exhibit 4.9 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.11	—	Global Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.11 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.12	—
First Amendment to Security Agreement, dated as of June 12, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC and The Bank of New York (incorporated by reference to Exhibit 4.9 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-4, File No. 333-106823).

4.13	—
Third Amended and Restated Shareholders and Noteholders Agreement, dated as of June 16, 2003, among XM Satellite Radio Holdings Inc. and certain shareholders and noteholders named therein (incorporated by reference to Exhibit 10.1 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.14	—
Amended and Restated Note Purchase Agreement, dated as of June 16, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain investors named therein (incorporated by reference to Exhibit 10.40 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

4.15	—
Form of Amendment to Third Amended and Restated Shareholders and Noteholders Agreement, dated as of January 13, 2004, among XM Satellite Radio Holdings Inc. and the parties thereto (incorporated by reference to Exhibit 10.61 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).

4.17	—
Indenture, dated as of May 1, 2006, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and The Bank of New York, as trustee, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on May 5, 2006).

4.18	—	Form of 9.75% Senior Note due 2014 (incorporated by reference to Exhibit 4.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on May 5, 2006).

4.19	—	Form of 10% senior secured note (incorporated by reference to Exhibit 10.6 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed February 14, 2007).

4.20	—
Agreement, dated as of June 26, 2008, among XM Satellite Radio Holdings Inc., the undersigned holders of XM’s 1.75% Convertible Senior Notes due 2009, Brown Rudnick LLP and Sirius Satellite Radio Inc. (incorporated by reference to Exhibit 10.7 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

4.21	—
First Supplemental Indenture, dated July 24, 2008, between XM Satellite Radio Holdings Inc. and The Bank of New York Mellon, relating to the 1.75% Convertible Senior Notes due 2009 (incorporated by reference to Exhibit 4.64 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.22	—
Purchase Agreement, dated as of July 24, 2008, among XM Escrow LLC, XM Satellite Radio Inc., XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc., J.P. Morgan Securities Inc., Morgan Stanley & Co. Incorporated and UBS Securities LLC, relating to the 13% Senior Notes due 2013 (incorporated by reference to Exhibit 4.65 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.23	—
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

4.24	—
First Supplemental Warrant Agreement, dated July 28, 2008, among Sirius Satellite Radio Inc., XM Satellite Radio Holdings Inc. and The Bank of New York Mellon relating to the Warrants, dated March 15, 2000, with the United States Trust Company of New York (incorporated by reference to Exhibit 4.67 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.25	—
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

Exhibit		Description
4.26	—
Written instrument, dated July 28, 2008, between Sirius Satellite Radio Inc. and XM Satellite Radio Holdings Inc. relating to the Warrant Agreement with Space Systems /Loral, dated June 3, 2005 (incorporated by reference to Exhibit 4.69 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.27	—
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

4.28	—
Second Supplemental Indenture, dated July 28, 2008, between XM Satellite Radio Holdings Inc. and Sirius Satellite Radio Inc., relating to the 1.75% Convertible Senior Notes due 2009 (incorporated by reference to Exhibit 4.71 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.29	—
First Supplemental Indenture, dated July 28, 2008, among XM Satellite Radio Inc., as issuer, XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc. and The Bank of New York Mellon, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.72 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.30	—
Second Supplemental Indenture, dated July 28, 2008, among XM Satellite Radio Inc., as issuer, XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc. and The Bank of New York Mellon, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.73 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.31	—
Notice from XM Satellite Radio Holdings Inc., dated July 28, 2008, relating to the 10% Senior Discount Convertible Notes due 2009 (incorporated by reference to Exhibit 4.75 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.32	—
Indenture, dated as of July 31, 2008, among XM Escrow LLC and The Bank of New York Mellon, relating to the 13% Senior Notes due 2013 (incorporated by reference to Exhibit 4.77 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.33	—
Supplemental Indenture, dated as of July 31, 2008, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., XM Equipment Leasing LLC, XM Radio Inc., and The Bank of New York Mellon, relating to the 13% Senior Notes due 2013 (incorporated by reference to Exhibit 4.78 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.34	—
Supplemental Indenture, dated as of July 31, 2008, among XM Satellite Radio Holdings Inc., XM Escrow LLC and The Bank of New York Mellon, relating to the 13% Senior Notes due 2013 (incorporated by reference to Exhibit 4.79 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.35	—
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

4.36	—
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

4.38	—
Note Purchase Agreement, dated as of February 13, 2009, among Sirius XM Radio Inc., XM Satellite Radio Holdings Inc., XM 1500 Eckington LLC, XM Investment LLC and the purchasers listed on schedule I thereto, relating to XM Satellite Radio Holdings Inc.’s 10% Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on February 17, 2009).

4.39	—
Indenture, dated as of February 13, 2009, among Sirius XM Radio Inc., XM Satellite Radio Holdings Inc., XM 1500 Eckington LLC, XM Investment LLC and U.S. Bank National Association, as trustee and collateral trustee, relating to XM Satellite Radio Holdings Inc.’s 10% Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.2 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on February 17, 2009).

Exhibit		Description
4.40	—
Security Agreement, dated as of February 13, 2009, among XM 1500 Eckington LLC, XM Investment LLC and U.S. Bank National Association, as collateral trustee, relating to XM Satellite Radio Holdings Inc.’s 10% Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.3 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on February 17, 2009).

4.41	—
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

4.42	—
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

4.43	—
Registration Rights Agreement, dated as of February 13, 2009, among Sirius XM Radio Inc., XM Satellite Radio Holdings Inc., XM 1500 Eckington LLC, XM Investment LLC and the purchasers signatory thereto, relating to XM Satellite Radio Holdings Inc.’s 10% Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.6 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on February 17, 2009).

4.44	—
Third Supplemental Indenture, dated as of March 6, 2009, among XM Satellite Radio Inc., XM Equipment Leasing LLC, XM Radio Inc. and the Bank of New York Mellon, as trustee, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.56 to Sirius XM Radio Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.45	—
Indenture, dated June 30, 2009, between XM Satellite Radio Inc. and U.S. Bank National Association relating to the 11.25% Senior Secured Notes due 2013 (incorporated by reference to Exhibit 4.59 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

4.46	—
Third Amendment to Security Agreement, dated June 30, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., certain subsidiaries thereof, and U.S. Bank National Association (incorporated by reference to Exhibit 4.60 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

*10.1	—
Operational Assistance Agreement, dated as of June 7, 1999, between XM Satellite Radio Inc. and Clear Channel Communications, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

**10.2	—
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

***10.3	—
Third Amended and Restated Distribution and Credit Agreement, dated as of February 6, 2008, among General Motors Corporation, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.63 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the period year December 31, 2007).

**10.5	—
Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-3, File No. 333-89132).

10.6	—
Assignment and Novation Agreement, dated as of December 5, 2001, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on December 6, 2001).

**10.7	—
Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated as of December 5, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.4 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on December 6, 2001).

10.8	—
GM/DIRECTV Director Designation Agreement, dated as of January 28, 2003, among XM Satellite Radio Holdings Inc., General Motors Corporation and DIRECTV Enterprises LLC (incorporated by reference to Exhibit 10.43 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

Exhibit		Description
10.9	—
Amended and Restated Assignment and Use Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and XM Radio Inc. (incorporated by reference to Exhibit 10.7 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

10.10	—
Amended and Restated Director Designation Agreement, dated as of February 1, 2003, among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to Exhibit 10.42 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

**10.11	—
Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 23, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.53 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

**10.12	—
July 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.54 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

**10.13	—
Contract for Launch Services, dated August 5, 2003, between Sea Launch Limited Partnership and XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 10.55 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.14	—
Amendment No. 1 to Amended and Restated Director Designation Agreement, dated as of September 9, 2003, among XM Satellite Radio Holdings Inc. and the shareholders and noteholders named therein (incorporated by reference to Exhibit 10.56 to XM Satellite Radio Holdings Inc.’s Quarterly Report in Form 10-Q for the quarter ended September 30, 2003).

10.15	—
December 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.57 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.16	—
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

10.17	—
Consent and Amendment Agreement, dated as of July 10, 2008, among XM Satellite Radio Holdings Inc. and the undersigned holders of XM Satellite Radio Holdings Inc.’s 1.75% Convertible Senior Notes due 2009 (incorporated by reference to Exhibit 10.8 to XM Satellite Radio Holding’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.18	—
Waiver and Letter Agreement, dated as of July 14, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain beneficial owners of XM Satellite Radio Inc.’s 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 10.6 to XM Satellite Radio Inc.’s Current Report on Form 8-K filed on July 17, 2008).

10.19	—
Credit Agreement, dated as of February 17, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., the lender parties thereto and Liberty Media Corporation, as administrative agent (incorporated by reference to Exhibit 10.29 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

10.20	—
Amended and Restated Credit Agreement, dated as of March 6, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., the lender parties thereto and Liberty Media Corporation, as administrative agent (incorporated by reference to Exhibit 10.26 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

10.21	—
Guarantee and Collateral Agreement, dated as of March 6, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., the subsidiary guarantors named therein and Liberty Media Corporation, as administrative agent (incorporated by reference to Exhibit 10.27 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

Exhibit		Description
10.22	—
Amended and Restated Credit Agreement, dated as of March 6, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., the lender parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.28 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

10.23	—
Intercreditor Agreement, dated as of March 6, 2009, among XM Satellite Radio Inc., JPMorgan Chase Bank, N.A. and Liberty Media Corporation agent (incorporated by reference to Exhibit 10.29 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

10.24	—
Second Amendment to Security Agreement, dated as of March 6, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., XM Equipment Leasing LLC and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.30 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

10.25	—
Joinder Agreement, dated as of March 6, 2009, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., XM Equipment Leasing LLC and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.31 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

10.26	—
Amended and Restated Guarantee Agreement, dated as of March 6, 2009, among XM Satellite Radio Holdings Inc., certain of its subsidiaries named therein and certain subsidiaries of XM Satellite Radio Inc. and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.32 to XM Satellite Radio Inc.’s Registration Statement on Form S-1, File No. 333-158079).

*10.27	—
Form of Employee Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

*10.28	—
Non-Qualified Stock Option Agreement between Gary Parsons and XM Satellite Radio Holdings Inc., dated July 16, 1999 (incorporated by reference to Exhibit 10.23 to Amendment No. 5 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

*10.29	—
Form of Director Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.25 to Amendment No. 5 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-83619).

*10.30	—	XM Satellite Radio Holdings Inc. Talent Option Plan (incorporated by reference to Exhibit 99. to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-8, File No. 333-65022).

*10.31	—	Form of 2003 Executive Stock Option Agreement (incorporated by reference to Exhibit 10.52 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

*10.32	—	1998 Shares Award Plan (incorporated by reference to Exhibit 4.1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-8, File No. 333-106827).

*10.33	—	Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.2 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-8, File No. 333-106827).

*10.34	—
Form of Employment Agreement, dated as of August 6, 2004, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and Gary Parsons (incorporated by reference to Exhibit 10.40 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.35	—	Form of 2004 Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.42 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

*10.36	—
Form of Restricted Stock Agreement for executive officers (incorporated by reference to Exhibit 10.39 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

*10.37	—
Amendment No. 1 to Employment Agreement, dated as of April 4, 2007, among Gary Parsons, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.1 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed April 10, 2007).

*10.38	—
Form of Severance Agreement for executive officers other than Chairman, CEO, President and COO (incorporated by reference to Exhibit 10.4 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed April 10, 2007).

*10.39	—	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed June 1, 2007).

Exhibit		Description
*10.40	—	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed June 1, 2007).

*10.41	—
XM Satellite Radio Holdings Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

*10.42	—
Amendment No. 2 to Employment Agreement, dated as of February 27, 2008, among Gary Parsons, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.64 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the period year December 31, 2007)

*10.43	—
Amendment No. 3 to Employment Agreement, dated as of June 26, 2008, among Gary Parsons, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.5 to XM Satellite Radio Holding Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

*10.44	—
Letter agreement dated June 30, 2009 amending the Employment Agreement dated November 18, 2004 between Mel Karmazin and Sirius XM Radio Inc. (incorporated by reference to Exhibit 10.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on July 1, 2009).

31.1	—	Certificate of Mel Karmazin, President of XM Satellite Radio Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	—	Certificate of Mel Karmazin, President of XM Satellite Radio Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	—	Certificate of David J. Frear, Treasurer of XM Satellite Radio Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.4	—	Certificate of David J. Frear, Treasurer of XM Satellite Radio Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	—
Certificate of Mel Karmazin, President and David J. Frear, Treasurer of XM Satellite Radio Holdings Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	—
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

XM SATELLITE RADIO HOLDINGS INC .

	By:	/s/ DAVID J. FREAR David J. Frear
Treasurer
(Principal Financial Officer)

November 5, 2009

XM SATELLITE RADIO INC.

	By:	/s/ DAVID J. FREAR
David J. Frear
Treasurer
(Principal Financial Officer)

November 5, 2009