Form 10-K
period 2009-12-31
XM SATELLITE RADIO INC; XM SATELLITE RADIO HOLDINGS INC
filed 2010-02-25
CIK 1116317, 1091530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR FISCAL YEAR ENDED DECEMBER 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                                          TO

Commission		I.R.S. Employer
File		Identification
Number	Exact name of Registrant As Specified in its Charter	Number

000-27441	XM SATELLITE RADIO HOLDINGS INC.	54-1878819
333-39178	XM SATELLITE RADIO INC.	52-1805102
DELAWARE
(State or other jurisdiction of incorporation or organization of both registrants)

1500 ECKINGTON PLACE, NE
WASHINGTON, DC 20002-2194
(Address of principal executive offices) (Zip code)

202-380-4000
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Not Applicable
Securities registered pursuant to Section 12(g) of the Act:
Not Applicable
(Title of Classes)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

XM Satellite Radio Holdings Inc.	Large Accelerated Filer	☐	Accelerated Filer	☐
	Non-Accelerated Filer	☑	Smaller Reporting Company	☐

XM Satellite Radio Inc.	Large Accelerated Filer	☐	Accelerated Filer	☐
	Non-Accelerated Filer	☑	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2009 was $0.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of January 31, 2010)
XM SATELLITE RADIO HOLDINGS INC.
COMMON STOCK, $0.01 PAR VALUE
(all shares are issued to Sirius XM Radio Inc.)	100 SHARES
XM SATELLITE RADIO INC. COMMON STOCK, $0.10 PAR VALUE (all shares are issued to XM Satellite Radio Holdings Inc.)	125 SHARES
DOCUMENTS INCORPORATED BY REFERENCE
THE REGISTRANTS MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
INDEX TO FORM 10-K

*	Omitted pursuant to General Instructions I(2)(c) of Form 10-K.

EXPLANATORY NOTE
This Annual Report on Form 10-K is a combined report being filed by two separate registrants: XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. XM Satellite Radio Holdings Inc.’s principal wholly owned subsidiary is XM Satellite Radio Inc. XM Satellite Radio Holdings Inc. also fully and unconditionally guarantees certain of XM Satellite Radio Inc.’s debt securities. The two companies’ information presented in this report has been combined. The combined report includes XM Satellite Radio Holdings Inc.’s consolidated financial statements as the only set of financial statements. An explanation of the differences between the companies is set forth in Note 1 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K. Condensed consolidating financial information regarding XM Satellite Radio Inc. is set forth in Note 16 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
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
The SIRIUS satellite radio business is conducted by SIRIUS; and the XM satellite radio business is conducted principally by XM. XM Holdings is primarily a holding company, although XM Holdings owns the former corporate headquarters and data center of XM and leases these buildings to XM; owns the XM-5 and portions of the XM-3 and XM-4 satellites; holds the investment in XM Canada; and holds certain cash accounts.
Special Note Regarding Forward-Looking Statements
The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Annual Report on Form 10-K and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this Annual Report on Form 10-K and in other reports and documents published by us from time to time, particularly the risk factors described under “Risk Factors” in Item 1A of this Annual Report on Form 10-K.
Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:
•	general economic conditions, which has adversely affected our business;
•	our dependence upon automakers, many of which have experienced a dramatic drop in sales, and other third parties, such as manufacturers and distributors of satellite radios, retailers and programming providers;
•	the substantial indebtedness of XM Holdings and XM;
•	the useful life of our satellites, which have experienced component failures including, with respect to a number of satellites, failures on their solar arrays, and, in certain cases, are not insured; and
•	our competitive position versus other forms of audio entertainment including terrestrial radio, HD radio, Internet radio, mobile phones, iPods and other MP3 devices, and emerging next-generation networks and technologies.
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

PART I

ITEM 1.	BUSINESS
We broadcast our music, sports, news, talk, entertainment, traffic and weather channels in the United States for a subscription fee through our proprietary satellite radio system. In July 2008, SIRIUS’ wholly owned subsidiary, Vernon Merger Corporation, merged (the “Merger”) with and into us and, as a result, we are now a wholly owned subsidiary of SIRIUS. Our system consists of four in-orbit satellites, over 650 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. Subscribers can also receive certain of our music and other channels over the Internet.
As of December 31, 2009, we had 9,749,100 subscribers. Our subscriber totals include:
•	subscribers under our regular and discounted pricing plans;
•	subscribers that have prepaid, including payments either made or due from automakers for prepaid subscriptions included in the sale or lease price of a new vehicle;
•	certain radios activated for daily rental fleet programs;
•	certain subscribers to XM Online, our Internet service; and
•	certain subscribers to our weather, traffic and data services.
Our primary source of revenue is subscription fees, with most of our customers subscribing to an annual, semi-annual, quarterly or monthly plan. We offer discounts for prepaid and long-term subscriptions as well as discounts for multiple subscriptions. Since the Merger, we have introduced new programming packages and made certain changes to the pricing of our services. In October 2008, we introduced “best of” programming to subscribers for an additional $4.04 per month. In March 2009, we increased the price of our discounted second radio subscription plan from $6.99 to $8.99 per month. In March 2009, we began offering XM Online, our Internet service, to our subscribers for an additional $2.99 per month. Effective July 29, 2009, we began adding a U.S. Music Royalty Fee to subscriber invoices. The U.S. Music Royalty Fee is $1.98 a month on our base $12.95 subscriptions and $.97 for base plans that are eligible for a second radio discount. We also derive revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as our data and weather services.
Our satellite radios are primarily distributed through automakers (“OEMs”); nationwide through retail locations; and through our website. We have agreements with several major automakers to offer XM satellite radios as factory or dealer-installed equipment in their vehicles. XM radios are also offered to customers of rental car companies.
XM Satellite Radio Inc. was incorporated on December 15, 1992 in the State of Delaware. XM Satellite Radio Holdings Inc. was formed as a holding company for XM on May 16, 1997.
Programming
We offer a dynamic programming lineup of more than 135 channels of commercial-free music, sports, news, talk, entertainment, and traffic and weather. The channel line-up for the XM service is available at xmradio.com.
Our subscription packages allow most listeners to customize and enhance our standard programming lineup. The “Best of SIRIUS” package offers to XM subscribers the Howard Stern channels, Martha Stewart Living Radio, SIRIUS NFL Radio, SIRIUS NASCAR Radio, Playboy Radio and play-by-play NFL games and college sports programming. Our “Best of XM” package offers to SIRIUS subscribers Oprah Radio, The Virus, XM Public Radio, MLB Home Plate, NHL Home Ice, The PGA Tour Network, and select play-by-play of NBA and NHL games and college sports programming.
We also offer family friendly, “mostly music” and “mostly sports, news and talk” packages.
We make changes to our programming lineup from time to time as we strive to attract new subscribers and offer content that appeals to a broad range of audiences and to our existing subscribers.
Music Programming
We offer 71 channels of commercial-free music. We offer an extensive selection of music genres, ranging from rock, pop and hip-hop to country, dance, jazz, Latin and classical. Within each genre we offer a range of formats, styles and recordings.
All of our original music channels are broadcast commercial free. Certain of our music channels are programmed by third parties and air commercials. Our channels are produced, programmed and hosted by a team of experts in their fields, and each channel is operated as an individual radio station, with a distinct format and branding. We also from time to time provide special features, such as our Artist Confidential series which provides interviews and performances from some of the biggest names in music, and an array of “pop up” channels featuring the music of particular artists.

Sports Programming
Live play-by-play sports is an important part of our programming strategy. We are the Official Satellite Radio Partner of Major League Baseball (“MLB”), the NBA, NHL, and the PGA Tour, and broadcast most major college sports, including NCAA Division I football and basketball games. Soccer coverage includes matches from the Barclays English Premier League and UEFA Champions League. We also air FIS Alpine Skiing and World Cup events and horse racing.
We offer many exclusive talk channels and programs such as MLB’s “Home Plate” and Chris “Mad Dog” Russo’s Mad Dog Unleashed on Mad Dog Radio, as well as simulcasts of select ESPN television shows, including SportsCenter.
Talk and Entertainment Programming
We offer a multitude of talk and entertainment channels for a variety of audiences. Our diverse spectrum of talk programming is a significant differentiator from terrestrial radio and other audio entertainment providers.
Our talk radio offerings feature dozens of popular talk personalities, most creating shows that air exclusively on our service, including POTUS, Oprah Winfrey, Rosie O’Donnell, Opie and Anthony and Bob Edwards.
News and Information Programming
We offer a wide range of national, international and financial news programming.
We also offer continuous, local traffic reports for 21 metropolitan markets throughout the United States. We broadcast these reports, together with local and national weather reports from The Weather Channel.
We also air a range of political call-in talk shows on a variety of channels including our exclusive channel, POTUS.
Distribution of Radios
Automakers
Our primary means of distributing satellite radios is through the sale and lease of new vehicles. We have agreements with several automakers — Acura/Honda, Ferrari, General Motors, Hyundai, Infiniti/Nissan, Lexus, Toyota, Scion and Porsche— to offer XM satellite radios as factory or dealer-installed equipment in their vehicles.
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
Previously Owned Vehicles
We expect to acquire an increasing number of subscribers through the sale and lease of previously owned vehicles with factory installed satellite radios. We have entered into agreements with several automakers to market subscriptions to purchasers and lessees of vehicles which include satellite radios sold through their certified pre-owned programs.
We intend to develop systems and methods to identify purchasers and lessees of used vehicles which include satellite radios, and expect to make other efforts to market and sell satellite radio subscriptions to owners of used vehicles.
Our Satellite Radio System
Our satellite radio system is designed to provide clear reception in most areas despite variations in terrain, buildings and other obstructions. Subscribers can receive our transmissions in all outdoor locations where the satellite radio has an unobstructed line-of-sight with one of our satellites or is within range of one of our terrestrial repeaters. We continually monitor our infrastructure and regularly evaluate improvements in technology.

The FCC has allocated the portion of the S-band located between 2320 MHz and 2345 MHz exclusively for satellite radio. We use 12.5 MHz of this bandwidth to transmit our signal. Uplink transmissions (from the ground to our satellites) use 12.5 MHz of bandwidth in the 7060-7072.5 MHz band.
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
Space Systems/Loral is constructing a fifth satellite, XM-5, for use in our system. XM-5 is a Loral FS-1300 model satellite. We have an agreement with International Launch Services to launch XM-5 during the third quarter of 2010 on a Proton rocket.
Satellite Insurance. We currently have in-orbit insurance on XM-3 and XM-4, our primary operating satellites, but do not carry insurance coverage for XM-1 and XM-2, our in-orbit spare satellites.
These policies provide coverage for a total, constructive total or partial loss of the satellites that occurs during annual (or multi-year) in-orbit periods. The insurance does not cover the full cost of constructing, launching and insuring new satellites, nor will it protect us from the adverse effect on business operations due to the loss of a satellite. The policies contain standard commercial satellite insurance provisions, including coverage exclusions.
Terrestrial Repeaters. In some areas with high concentrations of tall buildings, such as urban centers, signals from our satellites may be blocked and reception of satellite signals can be adversely affected. In many of these areas, we have deployed terrestrial repeaters to supplement satellite coverage. We operate over 650 terrestrial repeaters.
Other Satellite Facilities. Our satellites are monitored, tracked and controlled by Telesat Canada, a satellite operator. In addition, we operate backup stations in the United States.
Studios
The programming on our system originates principally from studios in New York City and Washington D.C., and, to a lesser extent, from smaller studio facilities in Chicago and Nashville. The New York City offices house SIRIUS’ corporate headquarters. Both the New York City and Washington D.C. offices house facilities for programming origination, programming personnel and facilities to transmit programming.
Satellite Radios
We design, establish specifications for, source or specify parts and components for, and manage various aspects of the logistics and production of XM radios. We do not manufacture radios. We have authorized manufacturers to produce and distribute XM brand radios, and have licensed our technology to various electronics manufacturers to develop, manufacture and distribute radios under various consumer brands. We directly import certain radios distributed through our website. To facilitate the sale of XM radios, we often subsidize a portion of the radio manufacturing costs to reduce the hardware price to consumers.
XM radios are manufactured in three principal configurations — as in-dash radios, Dock & Play radios and portable or wearable radios.
•	In-dash radios are integrated into vehicles and allow the user to listen to AM, FM or satellite radio with the push of a button. Aftermarket in-dash radios are available at retailers nationally, and to automakers for factory or dealer installation.
•	Dock & Play radios enable subscribers to transport their XM radios easily to and from their cars, trucks, homes, offices, boats or other locations with available adapter kits. Dock & Play radios adapt to existing audio systems through FM modulation or direct audio connection and can be easily installed. Audio systems and boom boxes, which enable subscribers to use their XM radios virtually anywhere, are available for various models of Dock & Play radios.
•	Portable or wearable radios offer live satellite radio “on the go” and recorded satellite, MP3 and WMA content. The XMp3 allows consumers to record up to one hundred hours of XM and “Best of Sirius” programming, and is capable of recording up to five channels simultaneously.

XM commercial audio systems are also available.
We have introduced an interoperable radio, called MiRGE, containing both SIRIUS and XM chip sets. This radio has a unified control interface allowing for easy switching between the two satellite radio networks. We have introduced the XM SkyDock, which connects to an Apple iPhone or iPod touch and provides live XM satellite radio using the control capabilities of the iPhone or iPod touch,
Internet Radio
We simulcast music channels and select non-music channels over the Internet. Access to XM Online is offered to subscribers for a fee. We developed and introduced an application for the Apple iPhone and iPod touch that permits consumers to access and XM Online on such devices. We expect to introduce similar applications to allow consumers to access XM Online on other personal mobile devices. Subscribers to XM Online are not included in our subscriber count, unless the service is purchased separately and not as part of a subscription to the XM satellite radio service.
Canada
XM Canada, a Canadian corporation in which we have an ownership interest, offers satellite radio service in Canada. XM Canada offers 130 channels of music and news, sports, talk and entertainment programming. Subscribers to the XM Canada service are not included in our subscriber count.
Other Services
Commercial Accounts. The XM music service is also available for commercial establishments. Commercial accounts are available through providers of in-store entertainment solutions and directly from us. Commercial subscribers are included in our subscriber count.
XM Content Through Mobile Phone Carriers. We offer between 20 and 25 music and comedy channels to mobile phone users through relationships with certain mobile phone carriers. Subscribers to these services are not included in our subscriber count.
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
Real-Time Weather Services. We offer several real-time weather services designed for in-vehicle, marine and/or aviation use.
FCC Conditions
In order to demonstrate to the FCC that the Merger was in the public interest, we agreed to implement a number of voluntary commitments. These programming, public interest and qualified entity channels, equipment, subscription rates, and other service commitments are summarized as follows:
Programming
“Best of Both” Programming: We offer customers the ability to receive the best of SIRIUS programming at a monthly cost of $16.99.
Mostly Music or News, Sports and Talk Programming: We offer customers an option of “mostly music” programming or “mostly news, sports and talk” programming at a cost of $9.99 per month.
Discounted Family-Friendly Programming: We offer consumers a “family-friendly” version of XM programming at a cost of $11.95 a month, representing a discount of $1.00 per month. We also offer XM customers a family-friendly version of the “best of” programming. This programming costs $14.99 per month, representing a discount of $2.00 per month from the cost of the “best of” programming.

Public Interest Channels
We agreed to set aside four percent of the full-time audio channels on the XM platform for non-commercial, educational and informational programming within the meaning of the FCC rules that govern similar obligations of direct broadcast satellite providers. We also committed not to select a programmer to fill more than one non-commercial, educational or informational channel on the XM platform as long as demand by programming providers for such channels exceeds available supply.
Qualified Public Entity Channels
We agreed to enter into long-term leases or other agreements to provide to a Qualified Entity or Entities, defined as an entity or entities that are majority-owned by persons who are African American, not of Hispanic origin; Asian or Pacific Islanders; American Indians or Alaskan Natives; or Hispanics, rights to four percent of the full-time audio channels on the XM platform. As digital compression technology enables us to broadcast additional full-time audio channels, we will ensure that four percent of full-time audio channels on the XM platform are reserved for a Qualified Entity or Entities.
The Qualified Entity or Entities will not be required to make any lease payments for such channels. We will have no editorial control over these channels. The FCC is expected to inform us how it plans to select these Qualified Entities. In February 2009, the FCC commenced a proceeding to determine the method to select these Qualified Entities but has not completed this proceeding. We will implement our commitment to enter into long-term leases or other agreements to provide a Qualified Entity or Entities audio channels on the XM platform when the FCC completes its pending proceeding and directs us how to legally implement this requirement.
Equipment
We are required to provide, on commercially reasonable terms, our intellectual property necessary to permit any device manufacturer to develop equipment that can deliver our satellite radio services. Chip sets for satellite radios, which include the encryption, conditional access and security technology necessary to access our satellite radio services, may be purchased by licensees from manufacturers in negotiated transactions with such manufacturers. We have agreed not to enter into any agreement that grants, or that would have the effect of granting, a device manufacturer an exclusive right to manufacture, market and sell equipment that can deliver our satellite radio services.
We have also agreed not to execute any agreement or take any other action that would bar, or have the effect of barring, a car manufacturer or other third party from including non-interfering HD radio chips, iPod compatibility, or other audio technology in an automobile or audio device.
Subscription Rates
We have agreed not to raise the retail price for, or reduce the number of channels in, our basic $12.95 per month subscription package or our new programming packages described above until July 28, 2011. Under the FCC’s order approving the Merger, we may pass through cost increases incurred since the filing of our FCC merger application as a result of statutorily or contractually required payments to the music, recording and publishing industries for the performance of musical works and sound recordings or for device recording fees. Effective July 29, 2009, we began adding a U.S. Music Royalty Fee to subscriber invoices. The U.S. Music Royalty Fee is $1.98 a month on our base $12.95 subscriptions and $.97 for base plans that are eligible for a second radio discount. Subscription packages, such as our “News, Sports and Talk” package, that contain little music are not subject to the U.S. Music Royalty Fee. Amounts collected on account of the U.S. Music Royalty Fee are being used to partially offset payments to the music industry. A summary of the costs passed through pursuant to U.S. Music Royalty Fee is available on our website.
Interoperable Radios
We agreed to offer for sale an interoperable radio and began offering such radio in early 2009.
Local Programming and Advertising
We have committed not to originate local programming or advertising through our repeater network.
Transactions between SIRIUS, XM Holdings and XM
Promptly following the Merger, SIRIUS and XM began to integrate their operations, and agreed to share the costs of certain day-to-day functions. For example, XM transferred its employees to SIRIUS, and SIRIUS, in turn, has agreed to provide various services to both companies necessary to support their business, such as product development, sales, marketing, finance, accounting, information technology, programming, human resources, public relations, investor relations, legal and other general management services. XM and SIRIUS share equally the costs of these employees. SIRIUS and XM also agreed to share programming and rationalize their channel line-ups, and to share equally the costs of certain programming that appears on both platforms. In addition, SIRIUS and XM have agreed to jointly market radios and coordinate rebate and warranty support programs to subscribers who purchase radios at retail or via their websites. In general, SIRIUS and XM share equally the costs of this marketing and sales coordination.

SIRIUS and XM have also sought opportunities to jointly increase revenues. SIRIUS and XM have agreed to offer their respective subscribers programming packages that include “best of” programming from the other service. Each of SIRIUS and XM retains all the respective revenue generated from its respective “best of” programming package. The companies have also made arrangements to have XM radios offered in RadioShack, a retailer that was previously exclusive to SIRIUS.
XM Holdings and XM are operated as unrestricted subsidiaries under the agreements governing SIRIUS’ existing debt. As unrestricted subsidiaries, transactions among the companies are required to comply with various contractual provisions in our respective debt instruments. The agreements between XM and SIRIUS are intended to permit both companies to share in the benefits of the inter-company arrangements in approximately equal proportion. The terms of the agreements between XM and SIRIUS are intended to be no more favorable to one company or the other than those that could be obtained at the time in an arm’s-length dealing with an unaffiliated firm or person.
Certain operations have not yet been integrated in any significant respect. SIRIUS and XM expect to enter into additional arrangements as they continue to integrate their operations and pursue opportunities to realize cost savings and increase revenues.
From time to time, we continue to evaluate options to further integrate SIRIUS and XM by completing either or both of a merger between XM Holdings and XM or a merger between SIRIUS and XM Holdings and/or XM.
Competition
We face significant competition for both listeners and advertisers. In addition to pre-recorded entertainment purchased or playing in cars, homes and using portable players, we compete with the following providers of radio or other audio services:
Traditional AM/FM Radio
We compete with traditional AM/FM radio. Many traditional radio companies are substantial entities owning large numbers of radio stations or other media properties. The radio broadcasting industry is highly competitive.
Unlike satellite radio, traditional AM/FM radio has had a well established demand for its services and offers free broadcasts paid for by commercial advertising rather than by a subscription fee. Many radio stations offer information programming of a local nature, such as local news and sports. By attracting listeners to their stations, traditional AM/FM radio reduces the likelihood that customers would be willing to pay for our subscription services and by offering free broadcasts they impose limits on what we can charge for our services. Some AM/FM radio stations have reduced the number of commercials per hour, expanded the range of music played on the air and experimented with new formats in order to lure customers away from satellite radio.
HD Radio
Many radio stations have begun broadcasting digital signals, which have a clarity similar to our signals. These stations do not charge a subscription fee for their digital signals but do generally carry advertising. A group of major broadcast radio networks have created a coalition to jointly market digital radio services. According to this coalition, nearly 2,000 radio stations are currently broadcasting primary signals with HD Radio technology and broadcasting approximately 1,000 new FM multicast channels (HD2/HD3), and manufacturers are marketing and distributing digital receivers. To the extent that traditional AM/FM radio stations adopt digital transmission technology, any competitive advantage that we enjoy over traditional radio because of our clearer digital signal would be lessened. Traditional AM/FM broadcasters are also aggressively entering Internet radio and wireless internet-based distribution arrangements. Approximately 15 automakers have committed to installing HD Radio equipment as either a factory standard or factory option, including Ford, Volkswagen, BMW, Mercedes-Benz, Kia and Hyundai.
Internet Radio
Internet radio broadcasts have no geographic limitations and can provide listeners with radio programming from around the country and the world. Major media companies and online-only providers, including Clear Channel, CBS, and Pandora, make high fidelity digital streams available through the Internet for free or, in some cases, for a fraction of the cost of a satellite radio subscription. In addition, there has been wide proliferation of mobile Internet enabled smartphones, many of which have the capability of interfacing with vehicles. These smartphones can typically play recorded or cached content and access live Internet radio via browsers or dedicated applications. Internet based radio products have also been announced for vehicles, although their adoption is currently nascent. The past few years have seen a steady increase in the audio quality of Internet radio streams and in the amount of audio content available via the Web, resulting in a steady increase in Internet radio audience metrics. We expect that improvements from higher bandwidths and wider programming selection are likely to continue making Internet radio an increasingly significant competitor in the near future. These services already compete directly with our Internet offerings and with our home line of products through the use of home stereo media adapters, media-centric PCs, and specialized IP-based audio consoles.

Portable Audio Devices
The Apple iPod® is a portable digital music player that allows users to download and purchase music through Apple’s iTunes® Music Store, as well as convert music on compact disc to digital files. iPods® are compatible with certain car stereos and various home speaker systems, and certain automakers have entered into arrangements with manufacturers of portable media players that are expected to enhance this compatibility. Availability of music in the public MP3 audio standard has been growing in recent years with sound files available on the websites of online music retailers, artists and record labels and through numerous file sharing software programs. In addition, many emerging artists give away their music for free via blogs and other websites in order to increase live event ticket sales, which are often more profitable to emerging artists than music sales. These MP3 files can be played instantly, burned to a compact disc or stored in various portable players available to consumers. Internet-based audio formats are becoming increasingly competitive as quality improves and costs are reduced. In addition, many current generation portable audio devices, such as the iPod touch, also contain WiFi connections enabling direct Internet connections for purchasing additional music or streaming music that is not stored on the local device.
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
Digital Media Services
We face increased competition from businesses that deliver or plan to deliver media content through mobile phones and other wireless devices. The audio entertainment marketplace continues to evolve rapidly, with a steady emergence of new media platforms and portable devices that compete with our service now or that could compete with those services in the future.
Traffic News Services
A number of providers also compete with our traffic service. Clear Channel and Tele Atlas deliver nationwide traffic information for the top 50 markets to in-vehicle navigation systems using RDS/TMC, the radio broadcast standard technology for delivering traffic and travel information to drivers. The in-dash navigation market in which we primarily compete is also being threatened by increasingly capable smartphones that provide advanced navigation functionality, including live traffic. For instance, the Motorola Droid, Google Nexus One, Palm Pre, and Apple iPhone 3GS all include GPS functionality with turn-by-turn navigation—although these services often require more expensive data plans or other fees.
Government Regulation
As an operator of a privately owned satellite system, we are regulated by the FCC under the Communications Act of 1934, principally with respect to:
•	the licensing of our satellite system;
•	preventing interference with or to other users of radio frequencies; and
•	compliance with FCC rules established specifically for U.S. satellites and satellite radio services.
Any assignment or transfer of control of our FCC licenses must be approved by the FCC. The FCC’s order approving the Merger requires us to comply with certain voluntary commitments we made as part of the FCC merger proceeding. We believe we comply with those commitments.
In 1997, XM was a winning bidder for an FCC license to operate a satellite digital audio radio service and provide other ancillary services. Our FCC licenses for our satellites expire in 2013 and 2014. We anticipate that, absent significant misconduct on our part, the FCC will renew our licenses to permit operation of our satellites for their useful lives, and grant a license for any replacement satellites.
In some areas with high concentrations of tall buildings, such as urban centers, signals from our satellites may be blocked and reception can be adversely affected. In many of these areas, we have installed terrestrial repeaters to supplement our satellite signal coverage. The FCC has not yet established rules governing terrestrial repeaters. Rulemaking on the subject has been initiated by the FCC and is still pending. Many comments have been filed as part of this and related rulemakings. The comments cover many topics relating to the operation of our terrestrial repeaters, but principally seek to protect adjoining wireless services from interference. We cannot predict the outcome or timing of these FCC proceedings and the final rules adopted by the FCC may limit our ability to deploy additional terrestrial repeaters, require us to reduce the power of our existing terrestrial repeaters or fail to protect us from interference by adjoining spectrum holders. In the interim, the FCC has granted us special temporary authority (“STA”) to operate our terrestrial repeaters and offer service on a non-harmful interference basis to other wireless services. Following the FCC’s review of whether certain repeaters had been operating at variance to the specifications in their STAs, both XM and SIRIUS entered into consent decrees in 2008 requiring both remedial action and a voluntary contribution to the federal government. We believe the repeaters operated by us comply with the consent decree, the STAs and applicable FCC rules.

We design, establish specifications for, source or specify parts and components for, manage various aspects of the logistics and production of, and, in most cases, obtain FCC certifications for, satellite radios, including satellite radios that include FM modulators. Part 15 of the FCC’s rules establish a number of requirements relating to FM modulators, including emissions and frequency rules. Following the FCC’s review of whether the FM transmitters in certain XM radios comply with the FCC’s emissions and frequency rules, we entered into consent decrees in 2008 requiring both remedial action and a voluntary contribution to the federal government. We believe our radios that are in production comply with the consent decree and applicable FCC rules.
We are required to obtain export licenses from the United States government to deliver components of our satellite radio systems and related technical data. In addition, the delivery of satellites and the supply of related ground control equipment, technical data, and satellite communication/control services to destinations outside the United States and to foreign persons is subject to strict export control and prior approval requirements from the United States government (including prohibitions on the sharing of certain satellite-related goods and services with China).
Changes in law or regulations relating to communications policy or to matters affecting our services could adversely affect our ability to retain our FCC licenses or the manner in which we operate.
Copyrights to Programming
In connection with our music programming, we must negotiate and enter into royalty arrangements with two sets of rights holders: holders of copyrights in musical works (that is, the music and lyrics) and holders of copyrights in sound recordings (that is, the actual recording of a work).
Musical works rights holders, generally songwriters and music publishers, are represented by performing rights organizations such as the American Society of Composers, Authors and Publishers (“ASCAP”), Broadcast Music, Inc. (“BMI”), and SESAC, Inc. (“SESAC”). These organizations negotiate fees with copyright users, collect royalties and distribute them to the rights holders. We have arrangements with all of these organizations.
Sound recording rights holders, typically large record companies, are primarily represented by SoundExchange, an organization which negotiates licenses, and collects and distributes royalties on behalf of record companies and performing artists. Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, we may negotiate royalty arrangements with the sound recording copyright owners, or if negotiation is unsuccessful, the royalty rate is established by the Copyright Royalty Board (the “CRB”) of the Library of Congress. In January 2008, the CRB issued a decision regarding the royalty rate payable by XM under the statutory license covering the performance of sound recordings over its satellite radio service for the six-year period starting January 1, 2007 and ending December 31, 2012. Our next rate setting proceeding before the CRB is scheduled to commence in January 2011. Under the terms of the CRB’s decision, we paid a royalty of 6.0%, 6.0% and 6.5% of gross revenues, subject to certain exclusions, for 2007, 2008 and 2009, respectively. Under this decision, we will pay a royalty of 7.0% for 2010, 7.5% for 2011 and 8.0% for 2012.
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
Personnel
As of January 1, 2010, we did not have any employees. SIRIUS has agreed to provide various services necessary to support our business, such as product development, sales, marketing, finance, accounting, information technology, programming, human resources, public relations, investor relations, legal and other general management services. We share equally with SIRIUS the costs of these employees.

Corporate Information
Our executive offices are located at 1500 Eckington Place, NE, Washington, DC 20002 and our telephone number is (202) 380-4000. Our internet address is xmradio.com. Our annual, quarterly and current reports, and amendments to those reports, filed or furnished pursuant to Section 14(a) or 15(d) of the Securities Exchange Act of 1934 may be accessed free of charge through our website after we have electronically filed such material with, or furnished it to, the SEC. XMradio.com (including any other reference to such address in this Annual Report) is an inactive textual reference only, meaning that the information contained on or accessible from the website is not part of this Annual Report on Form 10-K and is not incorporated in this report by reference.
Executive Officers of the Registrant
Certain information regarding our executive officers is provided below:

Name	Age	Position
Mel Karmazin	66	President
David J. Frear	53	Treasurer
Patrick L. Donnelly	48	Secretary
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
David J. Frear has served as our Treasurer since the Merger and has served as SIRIUS’ Executive Vice President and Chief Financial Officer since June 2003. From July 1999 through February 2003, Mr. Frear was Executive Vice President and Chief Financial Officer of Savvis Communications Corporation, a global managed service provider, delivering internet protocol applications for business customers. From October 1999 through February 2003, Mr. Frear also served as a director of Savvis. Mr. Frear was an independent consultant in the telecommunications industry from August 1998 until June 1999. From October 1993 to July 1998, Mr. Frear was Senior Vice President and Chief Financial Officer of Orion Network Systems Inc., an international satellite communications company that was acquired by Loral Space & Communications Ltd. in March 1998. From 1990 to 1993, Mr. Frear was Chief Financial Officer of Millicom Incorporated, a cellular, paging and cable television company. Prior to joining Millicom, he was an investment banker at Bear, Stearns & Co., Inc. and Credit Suisse.
Patrick L. Donnelly has served as our Secretary since the Merger and has served as SIRIUS’ Executive Vice President, General Counsel and Secretary since May 1998. From June 1997 to May 1998, he was Vice President and deputy general counsel of ITT Corporation, a hotel, gaming and entertainment company that was acquired by Starwood Hotels & Resorts Worldwide, Inc. in February 1998. From October 1995 to June 1997, he was assistant general counsel of ITT Corporation. Prior to October 1995, Mr. Donnelly was an attorney at the law firm of Simpson Thacher & Bartlett LLP.
Employment Agreements
Mel Karmazin
In June 2009, SIRIUS amended its employment agreement with Mel Karmazin. The amendment (i) extended the term of his employment agreement through December 31, 2012, (ii) increased his base salary from $1,250,000 per year to $1,500,000 per year beginning on January 1, 2010, and (iii) provided for the grant of an option to purchase 120,000,000 shares of SIRIUS’ common stock, at an exercise price of $0.430 per share (the closing price of SIRIUS’ common stock on the date of the amendment).
These options vest in equal installments on each of December 31, 2010, December 31, 2011, June 30, 2012 and December 31, 2012. The vesting of these stock options accelerates upon the termination of Mr. Karmazin’s employment by SIRIUS without cause, by him for good reason, upon his death or disability and in the event of a change of control. These options will generally expire on December 31, 2014; provided that if the parties subsequently agree to extend the term of his employment agreement through December 31, 2013 or later, then the term of these options will automatically extend until the later of (i) December 31, 2015 and (ii) the date that is one year following the date that such new employment agreement expires.

In the event that any payment SIRIUS makes, or benefit SIRIUS provides, to Mr. Karmazin would require him to pay an excise tax under Section 280G of the Internal Revenue Code, SIRIUS has agreed to pay Mr. Karmazin the amount of such tax and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax was not imposed.
David J. Frear
Mr. Frear has agreed to serve as SIRIUS’ Executive Vice President and Chief Financial Officer through July 2011. SIRIUS pays Mr. Frear an annual salary of $750,000, and annual bonuses in an amount determined each year by the Compensation Committee of its board of directors.
If Mr. Frear’s employment is terminated without cause or he terminates his employment for good reason, SIRIUS is obligated to pay him a lump sum payment equal to the sum of his annual salary and the annual bonus last paid to him and to continue his medical and life insurance benefits for one year.
In the event that any payment we make, or benefit SIRIUS provides, to Mr. Frear would require him to pay an excise tax under Section 280G of the Internal Revenue Code, SIRIUS has agreed to pay Mr. Frear the amount of such tax and such additional amount as may be necessary to place him in the exact same financial position that he would have been in if the excise tax was not imposed.
Patrick L. Donnelly
In January 2010, SIRIUS entered into a new employment agreement with Patrick L. Donnelly to continue to serve as its Executive Vice President, General Counsel and Secretary, through January 13, 2014. The employment agreement provides for an initial base salary of $575,000, with specified increases. If Mr. Donnelly’s employment is terminated without cause or he terminates his employment for good reason, SIRIUS is obligated to pay him a lump sum payment equal to his then annual salary and the cash value of the bonus last paid or payable to him in respect of the preceding fiscal year and to continue his health and life insurance benefits for one year. SIRIUS’ obligations to pay the foregoing amounts are subject to Mr. Donnelly’s execution of a valid release of claims against SIRIUS and his compliance with certain restrictive covenants. SIRIUS has also agreed to indemnify Mr. Donnelly for any excise taxes that may be imposed on him under Section 280G of the Internal Revenue Code.
In connection with the execution of the employment agreement, SIRIUS granted Mr. Donnelly an option to purchase 13,163,495 shares of its common stock at an exercise price of $0.6669 per share (the last sale price of SIRIUS’ common stock on the Nasdaq Global Select Market prior to the execution of the employment agreement). The option will generally vest in four equal installments on each of January 14, 2011, January 14, 2012, January 14, 2013 and January 14, 2014, subject to earlier acceleration or termination under certain circumstances.
Additional information regarding the compensation for Messrs. Karmazin, Frear and Donnelly will be included in SIRIUS’ definitive proxy statement for its 2010 annual meeting of stockholders scheduled to be held on Thursday, May 27, 2010.

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
Our business and our financial condition have been adversely affected by general economic conditions.
The purchase of a satellite radio subscription is discretionary, and we believe that our business and our financial condition have been adversely affected by general economic conditions. In addition, the dramatic slowdown in auto sales negatively impacted our subscriber growth in 2008 and 2009.
Demand for our service is difficult to predict.
We cannot estimate with any certainty whether consumer demand for our service will be sufficient for us to continue to increase the number of subscribers to our service. Our satellite radio service has experienced a decrease in new subscriptions from retail subscribers and most new subscription growth has come from new and used automobiles.
Failure of third parties to perform could adversely affect our business.
Our business depends in part on the efforts of various third parties, including:
•	manufacturers that build and distribute satellite radios;
•	companies that manufacture and sell integrated circuits for satellite radios;
•	programming providers and on-air talent, including Howard Stern;
•	retailers that market and sell satellite radios and promote subscriptions to our services; and
•	vendors that have designed or built, and vendors that support or operate, important elements of our systems, such as our satellites and customer service facilities.
If one or more of these third parties do not perform in a sufficient or timely manner, our business could be adversely affected. In addition, a number of third parties on which we depend have, and may in the future, experience financial difficulties or file for bankruptcy protection. Such third parties may not be able to perform their obligations to us in a timely manner, if at all, as a result of their financial condition or may be relieved of their obligations to us as part of seeking bankruptcy protection.
We design, establish specifications, source or specify parts and components, and manage various aspects of the logistics and production of radios. As a result of these activities, we may be exposed to liabilities associated with the design, manufacture and distribution of radios that the providers of an entertainment service would not customarily be subject to, such as liabilities for design defects, patent infringement and compliance with applicable laws, as well as the costs of returned product.
Programming is an important part of our service, and the costs to renew our programming arrangements may be more than anticipated.
Third-party content is an important part of our satellite radio service, and we compete with many entities for content. We have entered into a number of important content arrangements, including an agreement with Major League Baseball (“MLB”), which require us to pay substantial sums. Our agreement with MLB expires at the end of the 2012 MLB season. As these agreements expire, we may not be able to negotiate renewals of one or more of these agreements, or renew such agreements at costs we believe are attractive.
In addition, we may not be able to obtain additional third-party content within the costs contemplated by our business plans.
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
Under the Digital Performance Right in Sound Recordings Act of 1995 and the Digital Millennium Copyright Act of 1998, we pay royalties to copyright owners of sound recordings. Those royalty rates may be established through negotiation or, if negotiation is unsuccessful, by the CRB. Our next rate setting proceeding before the CRB is scheduled to commence in January 2011, and, if negotiations prove unsuccessful, these royalty rates may not remain at their current levels following the proceeding.
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
We are experiencing, and expect to continue to experience, subscriber turnover, or churn. If we are unable to retain our current subscribers, or the costs of retaining subscribers are higher than we expect, our financial performance and operating results could be adversely affected. We cannot predict how successful we will be at retaining customers who purchase or lease vehicles that include a subscription to their satellite radio service. During 2009, we converted approximately 47.6% of the customers who received a promotional subscription as part of the purchase or lease of a new vehicle to a self-paying subscription. Over the same period, we have experienced churn of our self-pay subscribers of approximately 2.03% per month.
We cannot predict the amount of churn we will experience over the longer term. Our inability to retain customers who either purchase or lease new vehicles with our service beyond the promotional period, or who purchase or lease a new vehicle that includes a prepaid subscription to our services, and self-pay subscriber churn could adversely affect our financial performance and results of operations.
Our ability to generate advertising revenues is directly affected by general economic conditions, the number of subscribers to our service and the amount of time subscribers spend listening to the talk and entertainment channels or the traffic and weather services. General economic conditions are affecting our ad revenues. Our ability to generate advertising revenues also depends on several factors, including the level and type of penetration of our services, competition for advertising dollars from other media, and changes in the advertising industry and the economy generally. We directly compete for audiences and advertising revenues with traditional AM/FM radio stations and other media, some of which maintain longstanding relationships with advertisers.
We may from time to time modify our business plan, and these changes could adversely affect us and our financial condition.
We regularly evaluate our plans and strategy. These evaluations often result in changes to our plans and strategy, some of which may be material and significantly change our cash requirements. These changes in our plans or strategy may include: the acquisition or termination of unique or compelling programming; the introduction of new features or services; significant new or enhanced distribution arrangements; investments in infrastructure, such as satellites, equipment or radio spectrum; and acquisitions, including acquisitions that are not directly related to our satellite radio business.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations and could limit our ability to react to changes in the economy or our industry.
As of December 31, 2009, we had an aggregate principal amount of approximately $1.7 billion of indebtedness. Our substantial indebtedness has important consequences. For example, it:
•	increases our vulnerability to general adverse economic and industry conditions;
•	requires us to dedicate a substantial portion of our cash flow from operations to payments on indebtedness, reducing the availability of cash flow to fund working capital, capital expenditures and other general corporate activities;
•	limits our ability to borrow additional funds or make capital expenditure;
•	limits our flexibility in planning for, or reacting to, changes in our business and the audio entertainment industry; and
•	may place us at a competitive disadvantage compared to other competitors.

A substantial portion of our cash flows from operations is dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures, investments in new technologies and future business opportunities.
The instruments governing our indebtedness contain covenants that, among other things, restrict our ability to incur more debt, pay dividends, make distributions, make certain investments, repurchase stock, create liens, enter into transactions with affiliates, enter into sale lease-back transactions, merge or consolidate, and transfer or sell assets. Failure to comply with the covenants contained in the indentures and agreements governing this debt could result in an event of default, which, if not cured or waived, could cause us to seek the protection of the bankruptcy laws, discontinue operations or seek a purchaser for our business or assets.
Our business might never become profitable.
As of December 31, 2009, we had an accumulated deficit of approximately $6.7 billion. We expect our cumulative net losses to grow as we make payments under various contracts, incur marketing and subscriber acquisition costs and make interest payments on existing debt. As of December 31, 2009, we had total debt of approximately $1.7 billion. If we are unable ultimately to consistently generate sufficient revenues to become profitable, we may not be able to make the required payments on our indebtedness and could ultimately default on our commitments.
Our business depends in large part upon automakers, a number of whom have experienced a sharp decline in sales, have reduced production and are experiencing extreme financial difficulties.
The sale and lease of vehicles with satellite radios is an important source of subscribers for our satellite radio services. We have agreements with every major automaker to include satellite radios in new vehicles, although these agreements do not require automakers to install specific or minimum quantities of radios in any given period. Economic conditions, particularly the dramatic slowdown in auto sales, negatively impacted subscriber growth for our services in 2008 and 2009.
Our subscription growth is dependent, in large part, on sales and vehicle production by automakers. Automotive sales and production are dependent on many factors, including the availability of consumer credit, general economic conditions, consumer confidence and fuel costs. To the extent vehicle sales by automakers continue to decline, or the penetration of factory-installed satellite radios in those vehicles is reduced, and there is no offsetting growth in vehicle sales or increased penetration by other automakers, subscriber growth for our satellite radio services will be adversely impacted.
Rapid technological and industry changes could adversely impact our services.
The audio entertainment industry is characterized by rapid technological change, frequent new product innovations, changes in customer requirements and expectations, and evolving standards. If we are unable to keep pace with these changes, our business may be unsuccessful. Products using new technologies, or emerging industry standards, could make our technologies less competitive in the marketplace.
Consumers could pirate our services.
Individuals who engage in piracy may be able to obtain or rebroadcast our satellite radio service or access the internet transmission of our services without paying the subscription fee. Although we use encryption technologies to mitigate the risk of signal theft, such technologies may not be adequate to prevent theft of the signals. If signal theft becomes widespread, it could harm our business.
Failure of our satellites would significantly damage our business and potential satellite losses may not be covered by insurance.
We operate four in-orbit satellites, including two satellites that are used for backup purposes only. The useful lives of these satellites will vary and depend on a number of factors, including:
•	degradation and durability of solar panels;
•	quality of construction;
•	random failure of satellite components, which could result in significant damage to or loss of a satellite;
•	amount of fuel the satellites consume; and
•	damage or destruction by electrostatic storms or collisions with other objects in space.

We placed our XM-3 and XM-4 satellites into service during the second quarter of 2005 and during the fourth quarter of 2006, respectively. Our XM-1 and XM-2 satellites experienced progressive degradation problems common to early Boeing 702 class satellites and now serve as in-orbit spares. We estimate that the XM-3 and XM-4 satellites will meet their 15-year predicted useful lives, and that XM-1 and XM-2 satellites’ useful lives will end in 2011. An operational failure or loss of XM-3 or XM-4 would, at least temporarily, affect the quality of our service, and could interrupt the continuation of our service and harm our business. We expect to launch the XM-5 satellite, which will serve as an in-orbit spare for the SIRIUS and XM services, in the third quarter of 2010. In the event of any satellite failure prior to that time, we would need to rely on our back-up satellites, XM-1 and XM-2. There can be no assurance that restoring service through XM-1 and XM-2 would allow XM to maintain adequate broadcast signal strength through the date on which XM-5 is brought into service, particularly if XM-1 or XM-2 were to suffer unanticipated additional performance degradation or experience an operational failure.
In addition, our network of terrestrial repeaters communicates with our satellites. If the satellites communicating with our repeater network fail unexpectedly, the services would be disrupted for several hours or longer.
In the ordinary course of operation, satellites experience failures of component parts and operational and performance anomalies. Components on our in-orbit satellites have failed and from time to time we have experienced anomalies in the operation and performance of these satellites. These failures and anomalies are expected to continue in the ordinary course, and we cannot predict if any of these future events will have a material adverse effect on our operations or the useful life of our existing in-orbit satellites.
We maintain in-orbit insurance covering our primary satellites broadcasting our service, but do not maintain insurance on our back-up satellites. Any insurance proceeds will not fully cover our losses in the event of a satellite failure or significant degradation. For example, the policies covering the insured satellites do not cover the full cost of constructing, launching and insuring new satellites or our in-orbit spare satellites, nor will they cover, and we do not have protection against, business interruption, loss of business or similar losses. Our insurance contains customary exclusions, material change and other conditions that could limit recovery under those policies. Further, any insurance proceeds may not be received on a timely basis in order to launch a spare satellite or construct and launch a replacement satellite or take other remedial measures. In addition, the policies are subject to limitations involving uninsured losses, large satellite performance deductibles and policy limits that may not be sufficient to cover losses.
Our broadcast studios, terrestrial repeater networks, satellite uplink facilities or other ground facilities could be damaged by natural catastrophes or terrorist activities.
An earthquake, tornado, flood, terrorist attack or other catastrophic event could damage our broadcast studios, terrestrial repeater networks or satellite uplink facilities, interrupt our service and harm our business. We do not have replacement or redundant facilities that can be used to assume the functions of our terrestrial repeater network. We do have redundant facilities that can be used to assume immediately many of the functions of the broadcast studios and satellite uplink facilities in the event of a catastrophic event.
Any damage to the satellites that transmit to our terrestrial repeater network would likely result in degradation of our service for some subscribers and could result in complete loss of service in certain or all areas. Damage to our satellite uplink facilities could result in a complete loss of our service until we could transfer our operations to our back-up facilities.
Electromagnetic interference from others could damage our business.
Our satellite radio service may be subject to interference caused by other users of radio frequencies, such as Wireless Communications Service (“WCS”) users. The FCC is seeking comment on proposals by certain WCS licensees for modification of rules regarding their operations in spectrum adjacent to satellite radio, including rule changes to facilitate mobile broadband services in the WCS frequencies. We are participating actively in this proceeding and have opposed the changes requested by WCS licensees out of a concern for their impact on the reception of satellite radio service. We cannot predict the outcome of the FCC proceeding, or the impact on satellite radio reception.
Failure to comply with FCC requirements could damage our business.
We hold FCC licenses and authorizations to operate commercial satellite radio services in the United States, including authorizations for satellites and terrestrial repeaters, and related authorizations. The FCC generally grants licenses and authorizations for a fixed term. Although we expect our licenses and authorizations to be renewed in the ordinary course upon their expiration, there can be no assurance that this will be the case. Any assignment or transfer of control of any of our FCC licenses or authorizations must be approved in advance by the FCC.

The operation of our satellite radio system is subject to significant regulation by the FCC under authority granted through the Communications Act and related federal law. We are required, among other things, to operate only within specified frequencies; to meet certain conditions regarding the interoperability of our satellite radios with those of other licensed satellite radio systems; to coordinate our satellite radio services with radio systems operating in the same range of frequencies in neighboring countries; and to coordinate our communications links to our satellites with other systems that operate in the same frequency band. Non-compliance by us with these requirements or other conditions or with other applicable FCC rules and regulations could result in fines, additional license conditions, license revocation or other detrimental FCC actions. There is no guarantee that Congress will not modify the statutory framework governing our services, or that the FCC will not modify its rules and regulations in a manner that would have a material impact on our operations.
The terms of our licenses, the order of the FCC approving the Merger, and the consent decree we entered into with the FCC require us to meet certain conditions. We have agreed to implement a number of voluntary commitments, including programming, minority and public interest, equipment, subscription rates and other service commitments. Non-compliance with these conditions could result in fines, additional license conditions, license revocation or other detrimental FCC actions.
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
Changes in consumer protection laws and their enforcement could damage our business.
We engage in extensive marketing efforts to attract and retain subscribers to our service. We employ a wide variety of communications tools as part of our marketing campaigns, including print, television, radio and online advertising; telemarketing efforts; and email solicitations. The United States Federal Trade Commission, the FCC and various states agencies have responsibility for consumer protection and have jurisdiction over components of our consumer marketing efforts.
Consumer protection laws, rules and regulations are extensive and have developed rapidly. Consumer protection laws in certain jurisdictions cover nearly all aspects of our marketing efforts, including the content of our advertising, the terms of consumer offers. and the manner in which we communicate with subscribers and prospective subscribers. We are engaged in considerable efforts to ensure that all our activities comply with federal and state laws, rules and regulations relating to consumer protection. Modifications to federal and state laws, rules and regulations concerning consumer protection, including decisions by federal and state courts and agencies interpreting these laws, could have an adverse impact on our ability to attract and retain subscribers to our service. While we monitor the changes in and interpretations of these laws in consumer-related settlements and decisions, and while we believe that we are in material compliance with applicable laws, there can be no assurances that new laws or regulations will not be enacted or adopted, or preexisting laws or regulations will not be more strictly enforced, which might adversely affect our operations.
The unfavorable outcome of pending or future litigation could have a material adverse effect.
We are parties to several legal proceedings arising out of various aspects of our business. We are defending all claims against us. The outcome of these proceedings may not be favorable, and an unfavorable outcome may have a material adverse effect on our business or financial results.
Our business may be impaired by third-party intellectual property rights.
Development of our system has depended upon the intellectual property that we have developed, as well as intellectual property licensed from third parties. If the intellectual property that we have developed or use is not adequately protected, others will be permitted to and may duplicate portions of our satellite radio systems or services without liability. In addition, others may challenge, invalidate, render unenforceable or circumvent our intellectual property rights, patents or existing sublicenses or we may face significant legal costs in connection with defending and enforcing those intellectual property rights. Some of the know-how and technology we have developed, and plan to develop, is not now, nor will it be, covered by U.S. patents or trade secret protections. Trade secret protection and contractual agreements may not provide adequate protection if there is any unauthorized use or disclosure. The loss of necessary technologies could require us to obtain substitute technology of lower quality performance standards, at greater cost or on a delayed basis, which could harm us.
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

Third parties may assert claims or bring suit against us for patent, trademark or copyright infringement, or for other infringement or misappropriation of intellectual property rights. Any such litigation could result in substantial cost, and diversion of effort and adverse findings in any proceeding could subject us to significant liabilities to third parties; require us to seek licenses from third parties; block our ability to operate our systems or license our technology; or otherwise adversely affect our ability to successfully develop and market our satellite radio system.
Liberty Media Corporation has significant influence over our business and affairs and its interests may differ from ours.
Liberty Media Corporation holds preferred stock that is convertible into approximately 40% of the issued and outstanding shares of SIRIUS’ common stock. Pursuant to the terms of the preferred stock held by Liberty Media, we cannot take certain actions, such as certain issuances of equity or debt securities, without the consent of Liberty Media. Additionally, Liberty Media has the right to designate six members of SIRIUS’ fifteen-member board of directors. As a result, Liberty Media has significant influence over our business and affairs. The interests of Liberty Media may differ from our interests. The extent of Liberty Media’s stock ownership in SIRIUS also may have the effect of discouraging offers to acquire control of SIRIUS.
Our net operating loss carryforwards could be substantially limited if SIRIUS experiences an ownership change as defined in the Internal Revenue Code.
We have generated a federal net operating loss carryforward of approximately $4 billion through the year ended December 31, 2009, and we may generate net operating loss carryforwards in future years.
Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), contains rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes among stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company.
If our parent company, SIRIUS, undergoes an ownership change for purposes of Section 382 as a result of future transactions involving SIRIUS’ common stock, including purchases or sales of stock between 5% stockholders, SIRIUS’ ability to use its net operating loss carryforwards and to recognize certain built-in losses would be subject to the limitations of Section 382. Depending on the resulting limitation, a significant portion of our net operating loss carryforwards could expire before we would be able to use them. Our inability to utilize our net operating loss carryforwards could have a negative impact on our long-term financial position and results of operations.
In April 2009, SIRIUS’ board of directors adopted a shareholder rights plan designed to preserve shareholder value and the value of certain tax assets primarily associated with net operating loss carryforwards and built-in losses under Section 382 of the Code. SIRIUS has agreed to submit this shareholder rights plan to a vote of its stockholders. If SIRIUS’ stockholders do not approve this shareholder rights plan prior to June 30, 2010 it will terminate in accordance with its terms.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Below is a list of the principal properties that we own or lease:

Location	Purpose	Own/Lease
Washington, DC	Office and studio/production facilities	Own
Washington, DC	Office facilities and data center	Own
Deerfield Beach, FL	Office and technical/engineering facilities	Lease
New York, NY	Studio/production facilities @ Jazz at Lincoln Center	Lease
Nashville, TN	Studio/production facility	Lease
We also own or lease other small facilities that we use as offices for our advertising sales personnel, studios and warehouse and maintenance space. These facilities are not material to our business or operations.
In addition, we lease space at approximately 700 locations for use in connection with the terrestrial repeater network that supports our service. In general, these leases are for space on building rooftops and communications towers. None of these individual leases is material to our business or operations.

ITEM 3.	LEGAL PROCEEDINGS
FCC Merger Order. On July 25, 2008, the FCC adopted an order approving the Merger. In September 2008, Mt. Wilson FM Broadcasters, Inc. filed a Petition for Reconsideration of the FCC’s merger order. This Petition for Reconsideration remains pending.
Advanced Recording Functionality Disputes/Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc. and Warner Bros. Records Inc. v. XM Satellite Radio Inc. Commencing in May 2006, holders of copyrights in sound recordings and holders of copyrights in musical works brought actions against XM in connection with the advanced recording functionality included in the XM Inno, the XM NeXus, the XM Helix and the XM SkyFi3line of radios. The plaintiffs brought this action in the United States District Court for the Southern District of New York, seeking monetary damages and equitable relief.
We have settled these claims with the major record companies and a significant number of music publishers. We are in discussions to settle these claims with certain independent record companies and other music publishers.
We believe that the distribution and use of our products do not violate applicable copyright laws. There can be no assurance regarding the ultimate outcome of these matters and settlement discussions, or the significance, if any, to our business, consolidated results of operations or financial position.
Other Matters. In the ordinary course of business, we are a defendant in various lawsuits and arbitration proceedings, including actions filed by subscribers, both on behalf of themselves and on a class action basis; former employees; parties to contracts or leases; and owners of patents, trademarks, copyrights or other intellectual property. None of these actions are, in our opinion, likely to have a material adverse effect on our cash flows, financial position or results of operations.

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
Our selected financial data set forth below with respect to the consolidated statements of operations for the year ended December 31, 2009 and from August 1, 2008 through December 31, 2008 (the Successor Periods) and from January 1, 2008 through July 31, 2008 and for the year ended December 31, 2007 (the Predecessor Periods) and with respect to the consolidated balance sheets at December 31, 2009 and 2008, are derived from our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Our selected financial data set forth below with respect to the consolidated statements of operations for the years ended December 31, 2006 and 2005, and with respect to the consolidated balance sheets at December 31, 2007, 2006 and 2005 are derived from our predecessor audited consolidated financial statements which are not included in this Annual Report on Form 10-K. This selected financial data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Item 7 of this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Successor Entity		Predecessor Entity
	Year Ended	August 1, 2008	January 1, 2008	Year Ended	Year Ended	Year Ended
	December 31,	Through December 31,	Through July 31,	December 31,	December 31,	December 31,
(in thousands)	2009	2008	2008	2007	2006	2005

Statements of Operations Data:
Total revenue	$1,297,341	$511,154	$731,194	$1,136,542	$933,417	$558,266
Net loss	(246,830)	(6,438,185)	(322,458)	(682,381)	(718,872)	(666,715)

	Successor Entity		Predecessor Entity
	As of December 31,		As of December 31,
(in thousands)	2009	2008	2007	2006	2005

Balance Sheet Data:
Cash and cash equivalents	$212,155	$206,740	$156,686	$218,216	$710,991
Restricted investments	250	120,250	275	2,098	5,488
Total assets	4,076,508	4,311,279	1,609,230	1,840,618	2,223,661
Long-term debt, net of current portion	1,659,532	1,413,596	1,480,639	1,286,179	1,035,584
Stockholder’s (deficit) equity (1)	(701,896)	(575,554)	(984,303)	(397,880)	80,948

(1)	No cash dividends were declared or paid in any of the periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Executive Summary
We broadcast our music, sports, news, talk, entertainment, traffic and weather channels in the United States on a subscription fee basis through our proprietary satellite radio system. On July 28, 2008, XM Satellite Radio Holdings Inc. merged with and into Vernon Merger Corporation, a wholly owned subsidiary of SIRIUS; and as a result, XM Satellite Radio Holdings Inc. is now a wholly owned subsidiary of SIRIUS. Our system consists of four in-orbit satellites, over 650 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. Subscribers can also receive certain of our music and other channels over the Internet, including through an application on the Apple iPhone.
Our satellite radios are primarily distributed through automakers (“OEMs”); nationwide through retail locations; and through our website. We have agreements with major automakers to offer satellite radios as factory or dealer-installed equipment in their vehicles. Our radios are also offered to customers of rental car companies.
As of December 31, 2009, we had 9,749,100 subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers and dealers for prepaid subscriptions included in the sale or lease price of a vehicle; certain radios activated for daily rental fleet programs; certain subscribers to XM Radio Online, our Internet service; and certain subscribers to our weather, traffic and data services.
Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for pre-paid and long-term subscriptions as well as discounts for multiple subscriptions. We also derive revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios, components and accessories, and other ancillary services, such as data and weather services.
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
XM Satellite Radio Holdings Inc., together with its subsidiaries, operates as an unrestricted subsidiary under the agreements governing SIRIUS’ existing indebtedness. As an unrestricted subsidiary, transactions between the companies are required to comply with various contractual provisions in our respective debt instruments.
Unaudited Actual and Pro Forma Information
Our discussion of our unaudited pro forma information includes non-GAAP financial results that assume the Merger occurred on January 1, 2008. These financial results exclude the impact of purchase price accounting adjustments and refinancing transactions related to the Merger. The discussion also includes the following non-GAAP financial measures: average self-pay monthly churn; conversion rate; average monthly revenue per subscriber, or ARPU; subscriber acquisition cost, or SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; free cash flow; and adjusted income (loss) from operations. We believe this non-GAAP financial information provides meaningful supplemental information regarding our operating performance and is used for internal management purposes, when publicly providing the business outlook, and as a means to evaluate period-to-period comparisons. Please refer to the footnotes (pages 43 through 56) following our discussion of results of operations for the definitions and a further discussion of the usefulness of such non-GAAP financial information and reconciliation to GAAP.

Unaudited Actual and Pro Forma Subscribers and Metrics. The following tables contain our actual and pro forma subscriber and key operating metrics for the three months and two years ended December 31, 2009 and 2008, respectively:

	Unaudited
	For the Three Months Ended December 31,
	2009	2008

Beginning subscribers	9,704,886	9,896,072
Gross subscriber additions	895,199	794,809
Deactivated subscribers	(850,985)	(840,140)

Net additions	44,214	(45,331)

Ending subscribers	9,749,100	9,850,741

Retail	3,659,504	4,319,632
OEM	5,988,148	5,442,724
Rental	101,448	88,385

Ending subscribers	9,749,100	9,850,741

Retail	(118,142)	(99,114)
OEM	147,511	54,873
Rental	14,845	(1,090)

Net additions	44,214	(45,331)

Self-pay	9,040,022	9,095,579
Paid promotional	709,078	755,162

Ending subscribers	9,749,100	9,850,741

Self-pay	142,540	178,879
Paid promotional	(98,326)	(224,210)

Net additions	44,214	(45,331)

Daily weighted average number of subscribers	9,703,031	9,825,521

	Unaudited
	For the Three Months Ended December 31,
	2009	2008

Average self-pay monthly churn (1)(7)	2.0%	1.8%
Conversion rate (2)(7)	47.5%	47.4%
ARPU (3)(7)	$10.94	$10.67
SAC, as adjusted, per gross subscriber addition (4)(7)	$57	$61
Customer service and billing expenses, as adjusted, per average subscriber (5)(7)	$1.11	$1.20
Total revenue	$370,408	$337,476
Free cash flow (6)(7)	$29,561	$(3,918)
Adjusted income (loss) from operations (8)	$82,360	$25,657
Net loss	$(4,686)	$(88,998)

Note: See pages 43 through 56 for footnotes.
Subscribers. At December 31, 2009, we had 9,749,100 subscribers, a decrease of 101,641 subscribers, or 1%, from the 9,850,741 subscribers as of December 31, 2008. Net subscriber additions increased 89,545, or 198%, in the three months ended December 31, 2009 compared to 2008. Net subscriber additions in our OEM channel increased 92,638, or 169%, in the three months ended December 31, 2009 compared to 2008. Net subscriber additions in our retail channel decreased 19,028, or 19%, in the three months ended December 31, 2009 compared to 2008. Deactivation rates for self-pay subscriptions in the quarter increased to 2.0% per month reflecting reductions in consumer discretionary spending, subscriber response to our increase in prices for multi-subscription accounts, channel line-up changes in 2008, the institution of a monthly charge for our upgraded streaming service and the introduction of the U.S. Music Royalty Fee.

ARPU. ARPU is derived from total earned subscriber revenue and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. See accompanying footnotes for more details. For the three months ended December 31, 2009 and 2008, total ARPU was $10.94 and $10.67, respectively. The increase was driven mainly by the sale of “Best of” programming, increased rates on our multi-subscription packages and revenues earned on our internet packages, partially offset by lower advertising revenue.
SAC, As Adjusted, Per Gross Subscriber Addition. SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense divided by the number of gross subscriber additions for the period. See accompanying footnotes for more details. For the three months ended December 31, 2009 and 2008, SAC, as adjusted, per gross subscriber addition was $57 and $61, respectively. The decrease in SAC was primarily driven by fewer OEM installations relative to gross subscriber additions and lower OEM subsidies, offset by onetime aftermarket product related charges compared to 2008.
Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber. Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. See accompanying footnotes for more details. For the three months ended December 31, 2009 and 2008, customer service and billing expenses, as adjusted, per weighted average subscriber was $1.11 and $1.20, respectively. The decrease was primarily due to decreases in personnel costs and customer call center expenses.
Adjusted Income (Loss) from Operations. We refer to net income (loss) before interest and investment income; interest expense, net of amounts capitalized; income tax expense; loss on extinguishment of debt and credit facilities, net; (gain) loss on investments; other expense (income); restructuring, impairments and related costs; depreciation and amortization; and share-based payment expense as adjusted income (loss) from operations. See accompanying footnotes for more details. For the three months ended December 31, 2009 and 2008, our adjusted income (loss) from operations was $82,360 and $25,657, respectively. Adjusted income (loss) from operations was favorably impacted by an increase of 10%, or $32,932, in revenues and a decrease of 8%, or $23,771, in total expenses included in adjusted income (loss) from operations. The increase in revenue was due mainly to increased rates on multi-subscription packages, the introduction of the U.S. Music Royalty Fee, revenues earned on internet packages and the sale of “Best of” programming, partially offset by decreased equipment revenue. The decreases in expenses were primarily driven by lower programming and content costs, lower customer service and billing expenses and lower legal and consulting costs in general and administrative expenses.

	Unaudited
	For the Years Ended December 31,
	2009	2008

Beginning subscribers	9,850,741	9,026,837
Gross subscriber additions	3,184,559	3,956,653
Deactivated subscribers	(3,286,200)	(3,132,749)

Net additions	(101,641)	823,904

Ending subscribers	9,749,100	9,850,741

Retail	3,659,504	4,319,632
OEM	5,988,148	5,442,724
Rental	101,448	88,385

Ending subscribers	9,749,100	9,850,741

Retail	(660,128)	(278,374)
OEM	545,424	1,075,088
Rental	13,063	27,190

Net additions	(101,641)	823,904

Self-pay	9,040,022	9,095,579
Paid promotional	709,078	755,162

Ending subscribers	9,749,100	9,850,741

Self-pay	(55,557)	907,297
Paid promotional	(46,084)	(83,393)

Net additions	(101,641)	823,904

Daily weighted average number of subscribers	9,687,489	9,572,997

	Unaudited
	For the Years Ended December 31,
	2009	2008

Average self-pay monthly churn (1)(7)	2.0%	1.7%
Conversion rate (2)(7)	47.6%	50.7%
ARPU (7)(10)	$10.81	$10.57
SAC, as adjusted, per gross subscriber addition (7)(11)	$54	$68
Customer service and billing expenses, as adjusted, per average subscriber (7)(12)	$1.10	$1.22
Total revenue	$1,351,406	$1,283,902
Free cash flow (7)(13)	$219,368	$(288,112)
Adjusted income (loss) from operations (14)	$273,544	$(78,822)
Net loss	$(247,712)	$(480,796)

Note: See pages 43 through 56 for footnotes.
Subscribers. At December 31, 2009, we had 9,749,100 subscribers, a decrease of 101,641 subscribers, or 1%, from the 9,850,741 subscribers as of December 31, 2008. The decrease was principally the result of 46,084 fewer paid promotional trials due to the decline in North American auto sales and 55,557 fewer self-pay subscribers compared to December 31, 2008. Deactivation rates for self-pay subscriptions in the year increased to 2.0% per month reflecting reductions in consumer discretionary spending, subscriber response to our increase in prices for multi-subscription accounts, channel line-up changes in 2008, the institution of a monthly charge for our upgraded streaming service and the introduction of the U.S. Music Royalty Fee.
ARPU. For the years ended December 31, 2009 and 2008, total ARPU was $10.81 and $10.57, respectively. Increases in subscriber revenue were driven mainly by the sale of “Best of” programming, increased rates on our multi-subscription packages and revenues earned on our internet packages, partially offset by lower ad revenue.

SAC, As Adjusted, Per Gross Subscriber Addition. For the years ended December 31, 2009 and 2008, SAC, as adjusted, per gross subscriber addition was $54 and $68, respectively. The decrease was primarily driven by lower aftermarket inventory charges, fewer OEM installations relative to gross subscriber additions and lower OEM subsidies in the year ended December 31, 2009 compared to 2008.
Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber. For the year ended December 31, 2009 and 2008, customer service and billing expenses, as adjusted, per weighted average subscriber was $1.10 and $1.22, respectively. The decline was primarily due to decreases in personnel costs and customer call center expenses.
Adjusted Income (Loss) from Operations. For the years ended December 31, 2009 and 2008, our adjusted income (loss) from operations was $273,544 and ($78,822), respectively. Adjusted income (loss) from operations was favorably impacted by an increase of 5%, or $67,504, in revenues and a decrease of 21%, or $284,862, in total expenses included in adjusted income (loss) from operations. The increase in revenue was due mainly to an increase in weighted average subscribers as well as increased rates on multi-subscription packages, the introduction of the U.S. Music Royalty Fee, revenues earned on internet packages and the sale of “Best of” programming, partially offset by decreased equipment revenue. The decreases in expenses were primarily driven by lower subscriber acquisition costs, lower sales and marketing discretionary spend and lower legal and consulting costs in general and administrative expenses.
Unaudited Pro Forma Results of Operations. Set forth below are certain pro forma items that give effect to the Merger as if it had occurred on January 1, 2008. The pro forma information below does not give effect to any adjustments as a result of the purchase price accounting for the Merger. See footnote 8 (pages 44 to 45) and footnote 14 (pages 48 to 49) for a reconciliation of net income (loss) to adjusted income (loss) from operations.

	Unaudited Pro Forma
	For the Three Months Ended December 31,
(in thousands)	2009	2008

Revenue:
Subscriber revenue, including effects of rebates	$313,158	$309,523
Advertising revenue, net of agency fees	5,232	4,845
Equipment revenue	11,892	15,640
Other revenue	40,126	7,468

Total revenue	370,408	337,476

Operating expenses:
Satellite and transmission	13,413	16,401
Programming and content	40,469	49,057
Revenue share and royalties	68,530	72,087
Customer service and billing	32,227	35,450
Cost of equipment	4,126	7,279
Sales and marketing	47,245	49,301
Subscriber acquisition costs	58,726	56,602
General and administrative	19,348	20,256
Engineering, design and development	3,964	5,386
Depreciation and amortization	25,042	26,251
Share-based payment expense	4,209	13,321
Restructuring, impairments and related costs	2,640	—

Total operating expenses	319,939	351,391

Income (loss) from operations	50,469	(13,915)
Other expense	(54,426)	(74,792)

Loss before income taxes	(3,957)	(88,707)
Income tax expense	(729)	(291)

Net loss	(4,686)	(88,998)
Add: net loss attributable to noncontrolling interests	—	—

Net loss — XM Satellite Radio Holdings Inc. and Subsidiaries	$(4,686)	$(88,998)

Highlights for the Three Months Ended December 31, 2009. Our revenue grew 10%, or $32,932, in the three months ended December 31, 2009 compared to 2008. Subscriber revenue increased 1%, or $3,635, in the three months ended December 31, 2009 compared to 2008. The increase in subscriber revenue was driven by the sale of “Best of” programming and the price increases to our multi-subscription and internet packages. Advertising revenue increased 8%, or $387, in the three months ended December 31, 2009 compared to 2008. Equipment revenue decreased 24%, or $3,748, in the three months ended December 31, 2009 compared to 2008. The decrease in equipment revenue was driven by a decrease in aftermarket manufacturing revenues and fewer component sales compared to the three months ended December 31, 2008. Other revenue increased 437%, or $32,658, in the three months ended December 31, 2009 compared to 2008. The increase in other revenue was driven by the U.S. Music Royalty Fee introduced in the third quarter of 2009. The overall increase in revenue, combined with a decrease of 8%, or $23,771, in adjusted operating costs (total operating expense excluding restructuring, impairments and related costs, depreciation and amortization, impairment of goodwill and share-based payment expense), resulted in improved adjusted income (loss) from operations of $82,360 in the three months ended December 31, 2009 compared to $25,657 in 2008.
Satellite and transmission costs decreased 18%, or $2,988, in the three months ended December 31, 2009 compared to 2008 due to reductions in repeater maintenance costs and personnel costs. Programming and content costs decreased 18%, or $8,588, in the three months ended December 31, 2009 compared to 2008, due mainly to reductions in personnel and on-air talent costs as well as savings on content agreements. Revenue share and royalties decreased 5%, or $3,557, primarily due to decreases in our royalties due to certain automakers, partially offset by an increase in the statutory royalty rate for the performance of sound recordings. Customer service and billing costs decreased 9%, or $3,223, in the three months ended December 31, 2009 compared to 2008 primarily due to decreases in personnel costs and customer call center expenses. Cost of equipment decreased 43%, or $3,153, in the three months ended December 31, 2009 as a result of a decrease in inventory write-downs, fewer component sales and lower average cost per units sold.
Sales and marketing costs decreased 4%, or $2,056, in the three months ended December 31, 2009 compared to 2008 due to reduced advertising and cooperative marketing spend, as well as reductions to personnel costs and third party distribution support expenses. Subscriber acquisition costs increased $2,124, or 4%, in the three months ended December 31, 2009 compared to 2008. This increase was driven by onetime aftermarket product related charges, partially offset by fewer OEM installations relative to gross subscriber additions.
General and administrative costs decreased 4%, or $908 in the three months ended December 31, 2009 compared to 2008. Engineering, design and development costs decreased 26%, or $1,422, in the three months ended December 31, 2009 compared to 2008, due to lower costs associated with development, tooling and testing of radios as well as lower personnel costs.
Restructuring, impairments and related costs were $2,640 mainly due to charges related to compensation incurred as part of the Merger integration.
Other expenses decreased 27%, or $20,366, in the three months ended December 31, 2009 compared to 2008 driven mainly by decreases in loss on investments of $22,307.

	Unaudited Pro Forma
	For the Years Ended December 31,
(in thousands)	2009	2008

Revenue:
Subscriber revenue, including effects of rebates	$1,238,217	$1,181,860
Advertising revenue, net of agency fees	18,708	32,753
Equipment revenue	29,574	32,388
Other revenue	64,907	36,901

Total revenue	1,351,406	1,283,902

Operating expenses:
Satellite and transmission	49,954	72,712
Programming and content	175,661	192,066
Revenue share and royalties	277,135	288,242
Customer service and billing	127,317	140,015
Cost of equipment	16,175	32,312
Sales and marketing	137,420	197,936
Subscriber acquisition costs	185,559	270,662
General and administrative	89,916	140,715
Engineering, design and development	18,725	28,064
Depreciation and amortization	85,476	136,129
Share-based payment expense	40,496	55,188
Restructuring, impairments and related costs	32,254	—

Total operating expenses	1,236,088	1,554,041

Income (loss) from operations	115,318	(270,139)
Other expense	(360,567)	(200,739)

Loss before income taxes	(245,249)	(470,878)
Income tax (expense) benefit	(2,463)	(2,475)

Net loss	(247,712)	(473,353)
Add: net loss attributable to noncontrolling interests	—	(7,443)

Net loss — XM Satellite Radio Holdings Inc. and Subsidiaries	$(247,712)	$(480,796)

Highlights for the Year Ended December 31, 2009. Our revenue grew 5%, or $67,504, in the year ended December 31, 2009 compared to 2008. Subscriber revenue grew 5%, or $56,357, in the year ended December 31, 2009 compared to 2008. This revenue growth was driven by the sale of “Best of” programming, rate increases on our multi-subscription and Internet packages. Advertising revenue decreased 43%, or $14,045, in the year ended December 31, 2009 compared to 2008. The decrease in advertising revenue was driven by the current economic environment. Equipment revenue decreased 9%, or $2,814, in the year ended December 31, 2009 compared to 2008. The decrease in equipment revenue was driven by a decrease in aftermarket manufacturing revenues and fewer component sales. Other revenue increased 76%, or $28,006, in the year ended December 31, 2009 compared to 2008. The increase in other revenue was driven by the U.S. Music Royalty Fee introduced in the third quarter of 2009. The overall increase in revenue, combined with a decrease of 21%, or $284,862, in adjusted operating costs (total operating expenses excluding restructuring, impairments and related costs, depreciation and amortization, impairment of goodwill and share-based payment expense), resulted in improved adjusted income (loss) from operations of $273,544 in the year ended December 31, 2009 compared to ($78,822) in 2008.
Satellite and transmission costs decreased 31%, or $22,758, in the year ended December 31, 2009 compared to 2008 due to reductions in maintenance costs and personnel costs. Programming and content costs decreased 9%, or $16,405, in the year ended December 31, 2009 compared to 2008, due mainly to reductions in personnel and on-air talent costs as well as savings on certain content agreements. Revenue share and royalties decreased 4%, or $11,107, in the year ended December 31, 2009 compared to 2008, primarily due to decreases in our royalties due to certain automakers, partially offset by an increase in the statutory royalty rate for the performance of sound recordings. Customer service and billing costs decreased 9%, or $12,698, in the year ended December 31, 2009 compared to 2008 due to scale efficiencies. Cost of equipment decreased 50%, or $16,137, in the year ended December 31, 2009 compared to 2008 as a result of a decrease in direct to customer sales and lower inventory write-downs.

Sales and marketing costs decreased 31%, or $60,516, in the year ended December 31, 2009 compared to 2008 due to reduced advertising and cooperative marketing spend as well as reductions to personnel costs and third party distribution support expenses. Subscriber acquisition costs decreased 31%, or $85,103, in the year ended December 31, 2009 compared to 2008. The decrease was primarily driven by lower aftermarket inventory charges, fewer OEM installations relative to gross subscriber additions and lower OEM subsidies in the year ended December 31, 2009. Subscriber acquisition costs also decreased as a result of the 20% decline in gross additions during the year ended December 31, 2009.
General and administrative costs decreased 36%, or $50,799, mainly due to the absence of certain legal and regulatory charges incurred in 2008 and lower personnel costs. Engineering, design and development costs decreased 33%, or $9,339, in the year ended December 31, 2009 compared to 2008, due to lower costs associated with development, tooling and testing of radios as well as lower personnel costs.
Restructuring, impairments and related costs increased $32,254, mainly due to a loss of $24,196 on capitalized installment payments for the launch of a satellite which are expected to provide no future benefit due to the counterparty’s bankruptcy filing, and to charges related to revisions in estimated cash flows for vacated leases.
Other expenses increased 80%, or $159,828, in the year ended December 31, 2009 compared to 2008 driven mainly by an increase in the loss on extinguishment of debt and credit facilities of $115,884 and an increase in interest expense of $79,690, partially offset by a decrease of $31,746 in loss on investments. The loss on the extinguishment of debt and credit facilities was incurred on the full repayment of our Amended and Restated Credit Agreement, termination of our Second-Lien Credit Agreement and a portion of our 10% Senior PIK Secured Notes due 2011. Interest expense increased due primarily to the issuance of the 13% Senior Notes due 2013 and the 7% Exchangeable Senior Subordinated Notes due 2014 in the third quarter of 2008 and the execution of the Amended and Restated Credit Agreement in the first quarter of 2009.
Unaudited Actual Results of Operations
Our discussion of our results of operations, along with the selected financial information in the tables that follow, includes the following non-GAAP financial measures: average self-pay monthly churn; conversion rate; average monthly revenue per subscriber, or ARPU; subscriber acquisition cost, or SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; free cash flow; and adjusted income (loss) from operations. We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used for internal management purposes, when publicly providing the business outlook, and as a means to evaluate period-to-period comparisons. Please refer to the footnotes (pages 43 through 56) following our discussion of results of operations for the definitions and a further discussion of the usefulness of such non-GAAP financial measures.
Unaudited Actual Subscribers and Metrics. The following tables contain our actual subscriber and key operating metrics for the three months ended December 31, 2009 and 2008, respectively and three years ended December 31, 2009, 2008 and 2007, respectively:

	Unaudited
	For the Three Months Ended December 31,
	2009	2008

Beginning subscribers	9,704,886	9,896,072
Gross subscriber additions	895,199	794,809
Deactivated subscribers	(850,985)	(840,140)

Net additions	44,214	(45,331)

Ending subscribers	9,749,100	9,850,741

Retail	3,659,504	4,319,632
OEM	5,988,148	5,442,724
Rental	101,448	88,385

Ending subscribers	9,749,100	9,850,741

Retail	(118,142)	(99,114)
OEM	147,511	54,873
Rental	14,845	(1,090)

Net additions	44,214	(45,331)

Self-pay	9,040,022	9,095,579
Paid promotional	709,078	755,162

Ending subscribers	9,749,100	9,850,741

Self-pay	142,540	178,879
Paid promotional	(98,326)	(224,210)

Net additions	44,214	(45,331)

Daily weighted average number of subscribers	9,703,031	9,825,521

	Unaudited
	For the Three Months Ended December 31,
	2009	2008

Average self-pay monthly churn (1)(7)	2.0%	1.8%
Conversion rate (2)(7)	47.5%	47.4%
ARPU (7)(16)	$10.74	$9.98
SAC, as adjusted, per gross subscriber addition (7)(17)	$37	$37
Customer service and billing expenses, as adjusted, per average subscriber (7)(18)	$1.11	$1.20
Total revenue	$362,802	$315,551
Free cash flow (7)(19)	$29,561	$(3,918)
Adjusted income (loss) from operations (20)	$137,587	$66,015
Net loss	$98,301	$(1,584,162)

Note: See pages 43 through 56 for footnotes.
Subscribers. At December 31, 2009, we had 9,749,100 subscribers, a decrease of 101,641 subscribers, or 1%, from the 9,850,741 subscribers as of December 31, 2008. Net subscriber additions increased 89,545, or 198%, in the three months ended December 31, 2009 compared to 2008. Net subscriber additions in our OEM channel increased 92,638, or 169%, in the three months ended December 31, 2009 compared to 2008. Net subscriber additions in our retail channel decreased 19,028, or 19%, in the three months ended December 31, 2009 compared to 2008. Deactivation rates for self-pay subscriptions in the quarter increased to 2.0% per month reflecting reductions in consumer discretionary spending, subscriber response to our increase in prices for multi-subscription accounts, channel line-up changes in 2008, the institution of a monthly charge for our streaming service and the introduction of the U.S. Music Royalty Fee.

ARPU. For the three months ended December 31, 2009 and 2008, total ARPU was $10.74 and $9.98, respectively. The increase was driven by the revenue earned for “Best of” programming, increased rates on multi-subscription packages and internet subscriptions.
We expect ARPU to fluctuate based on promotion, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices, advertising sales and the identification of additional revenue from subscribers.
SAC, As Adjusted, Per Gross Subscriber Addition. For each of the three months ended December 31, 2009 and 2008, SAC, as adjusted, per gross subscriber addition was $37.
We expect SAC, as adjusted, per gross subscriber addition to decline as the costs of subsidized components of XM radios decrease in the future. Our SAC, as adjusted, per gross subscriber addition will continue to be impacted by changes in our mix of OEM and retail additions.
Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber. For the three months ended December 31, 2009 and 2008, customer service and billing expenses, as adjusted, per weighted average subscriber was $1.11 and $1.20, respectively. The decrease was primarily due to decreases in personnel costs and customer call center expenses.
We expect customer service and billing expenses, as adjusted, per average subscriber to decrease on an annual basis as our subscriber base grows due to scale efficiencies in our call centers and other customer care and billing operations.
Adjusted Income (Loss) from Operations. For the three months ended December 31, 2009 and 2008, our adjusted income from operations was $137,587 and $66,015, respectively, an increase of $71,572. The increase was primarily driven by improvements in operating expense areas, excluding restructuring, impairments and related cost, depreciation and amortization, impairment of goodwill and share-based payment expense, totaling $24,321 and an increase in total revenue of $47,251.

	Unaudited
	For the Years Ended December 31,
	2009	2008	2007

Beginning subscribers	9,850,741	9,026,837	7,628,552
Gross subscriber additions	3,184,559	3,956,653	3,893,773
Deactivated subscribers	(3,286,200)	(3,132,749)	(2,495,488)

Net additions	(101,641)	823,904	1,398,285

Ending subscribers	9,749,100	9,850,741	9,026,837

Retail	3,659,504	4,319,632	4,598,006
OEM	5,988,148	5,442,724	4,367,636
Rental	101,448	88,385	61,195

Ending subscribers	9,749,100	9,850,741	9,026,837

Retail	(660,128)	(278,374)	192,560
OEM	545,424	1,075,088	1,154,100
Rental	13,063	27,190	51,625

Net additions	(101,641)	823,904	1,398,285

Self-pay	9,040,022	9,095,579	8,188,282
Paid promotional	709,078	755,162	838,555

Ending subscribers	9,749,100	9,850,741	9,026,837

Self-pay	(55,557)	907,297	1,120,258
Paid promotional	(46,084)	(83,393)	278,027

Net additions	(101,641)	823,904	1,398,285

Daily weighted average number of subscribers	9,687,489	9,572,997	8,256,659

	Unaudited
	For the Years Ended December 31,
	2009	2008	2007

Average self-pay monthly churn (1)(7)	2.0%	1.7%	1.8%
Conversion rate (2)(7)	47.6%	50.7%	52.7%
ARPU (7)(21)	$10.41	$10.24	$10.83
SAC, as adjusted, per gross subscriber addition (7)(22)	$35	$60	$73
Customer service and billing expenses, as adjusted, per average subscriber (7)(23)	$1.10	$1.22	$1.25
Total revenue	$1,297,341	$1,242,348	$1,136,542
Free cash flow (7)(24)	$219,368	$(288,112)	$(286,245)
Adjusted income (loss) from operations (25)	$455,569	$(18,727)	$(238,042)
Net loss	$(246,830)	$(6,760,643)	$(682,381)
Subscribers. At December 31, 2009, we had 9,749,100 subscribers, a decrease of 101,641 subscribers, or 1%, from the 9,850,741 subscribers as of December 31, 2008. The decrease was principally the result of 46,084 fewer paid promotional trials due to the decline in North American auto sales and 55,557 fewer self-pay subscribers compared to December 31, 2008. Deactivation rates for self-pay subscriptions in the year increased to 2.0% per month reflecting reductions in consumer discretionary spending, subscriber response to our increase in prices for multi-subscription accounts, channel line-up changes in 2008, the institution of a monthly charge for our streaming service and the introduction of the U.S. Music Royalty Fee.
We ended 2008 with 9,850,741 subscribers, an increase of 823,904 subscribers, or 9%. Since December 31, 2007, 278,374 net retail subscribers deactivated and 1,075,088 net OEM subscribers activated, resulting in a decrease of 6% and an increase of 25% in retail and OEM subscribers, respectively. Gross additions in our OEM channel continued to grow as automakers continued to increase the portion of their vehicles which incorporates satellite radio.
ARPU. For the years ended December 31, 2009 and 2008, total ARPU was $10.41 and $10.24, respectively. The increase was driven by the revenue earned for “Best of” programming, increased rates on multi-subscription packages and internet subscriptions.
For the years ended December 31, 2008 and 2007, total ARPU was $10.24 and $10.83, respectively. The decrease was driven by an increase in the mix of discounted OEM promotional trials, subscriber win-back programs, second subscribers, the effects of purchase price accounting adjustments and subscriber growth exceeding the growth in advertising revenues.
We expect ARPU to fluctuate based on the growth of our subscriber base, promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices, advertising sales and the identification of additional revenue from subscribers.
SAC, As Adjusted, Per Gross Subscriber Addition. For the years ended December 31, 2009 and 2008, SAC, as adjusted, per gross subscriber addition was $35 and $60, respectively. The decrease was primarily driven by the effect of purchase price accounting adjustments, lower aftermarket inventory charges, fewer OEM installations relative to gross subscriber additions and lower OEM subsidies.
For the years ended December 31, 2008 and 2007, SAC, as adjusted, per gross subscriber addition was $60 and $73, respectively. The decrease was primarily driven by the effect of purchase price accounting adjustments and improved equipment margin.
We expect SAC, as adjusted, per gross subscriber addition to decline as the costs of subsidized components of XM radios decrease in the future. Our SAC, as adjusted, per gross subscriber addition will continue to be impacted by changes in our mix of OEM and retail additions.
Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber. For the years ended December 31, 2009 and 2008, customer service and billing expenses, as adjusted, per weighted average subscriber was $1.10 and $1.22, respectively. The decline was primarily due to decreases in personnel costs and customer call center expenses.
For the years ended December 31, 2008 and 2007, Customer service and billing expenses, as adjusted, per average subscriber was $1.22 and $1.25, respectively. The decrease was primarily due to efficiencies across a larger subscriber base.
We expect customer service and billing expenses, as adjusted, per average subscriber to decrease on an annual basis as our subscriber base grows due to scale efficiencies in our call centers and other customer care and billing operations.
Adjusted Income (Loss) from Operations. For the years ended December 31, 2009 and 2008, our adjusted income from operations was $455,569 and ($18,727), respectively, an increase of $474,296. The increase was primarily driven by improvements in operating expense areas, excluding restructuring, impairments and related cost, depreciation and amortization, impairment of goodwill and share-based payment expense, totaling $419,303 and an increase in total revenue of $54,993.

For the years ended December 31, 2008 and 2007, adjusted income (loss) from operations was ($18,727) and ($238,042), respectively, a decrease of $219,315. The decrease was primarily driven by an increase in subscriber revenue of $107,506 as a result of a 9% increase in our subscriber base, a net benefit from the effect of purchase price accounting adjustments of $60,096 and improvements in subscriber acquisition costs and general and administrative expenses of $20,195 and $24,808, respectively.
Results of Operations
Set forth below are our actual results of operations for the three months ended December 31, 2009 and 2008 and three years ended December 31, 2009, 2008 and 2007. As a result of the consummation of the Merger, the financial results have been presented separately for “Predecessor Entity” period January 1, 2008 through July 31, 2008, and for the “Successor Entity” period August 31, 2008 through December 31, 2008. For comparative purposes, we combined the “Predecessor Entity” and “Successor Entity” periods in our discussions below, as we believe this combination is useful to provide the reader a more accurate comparison. This combination is not a GAAP measure and it is provided to enhance the reader’s understanding of the results of operations for the periods presented. See footnote 26 (page 56) for more details on this combination. See footnote 20 (pages 52 to 53) and footnote 25 (pages 54 to 55) for a reconciliation of net income (loss) to adjusted income (loss) from operations.

	Unaudited Actual
	For the Three Months Ended December 31,
(in thousands)	2009	2008

Revenue:
Subscriber revenue, including effects of rebates	$307,365	$289,424
Advertising revenue, net of agency fees	5,232	4,845
Equipment revenue	11,892	15,640
Other revenue	38,313	5,642

Total revenue	362,802	315,551

Operating expenses:
Satellite and transmission	13,498	17,394
Programming and content	22,505	29,575
Revenue share and royalties	44,358	52,593
Customer service and billing	32,551	35,948
Cost of equipment	4,126	7,279
Sales and marketing	43,782	47,153
Subscriber acquisition costs	40,871	37,383
General and administrative	21,807	28,107
Engineering, design and development	4,873	6,467
Impairment of goodwill	—	1,574,208
Depreciation and amortization	45,319	59,690
Restructuring, impairments and related costs	2,640	—

Total operating expenses	276,330	1,895,797

Income (loss) from operations	86,472	(1,580,246)
Other income (expense)
Interest and investment income	789	(667)
Interest expense, net of amounts capitalized	(62,910)	(59,357)
Gain (loss) on change in value of embedded derivatives	78,169	80,124
Loss on extinguishment of debt and credit facilities, net	(4,021)	—
Loss on investments	(366)	(22,673)
Other income (expense)	897	(1,052)

Total other income (expense)	12,558	(3,625)

Income (loss) before income taxes	99,030	(1,583,871)
Income tax expense	(729)	(291)

Net income (loss)	98,301	(1,584,162)
Add: net loss attributable to noncontrolling interests	—	—

Net income (loss) — XM Satellite Radio Holdings Inc. and Subsidiaries	$98,301	$(1,584,162)

Satellite and transmission	$306	$712
Programming and content	(758)	1,191
Customer service and billing	324	499
Sales and marketing	(84)	1,030
Subscriber acquisition costs	—	—
General and administrative	2,459	7,851
Engineering, design and development	909	1,080

Total share-based payment expense	$3,156	$12,363

Highlights for the Three Months Ended December 31, 2009. Our revenue grew 15%, or $47,251, in the three months ended December 31, 2009 compared to 2008. Subscriber revenue increased 6%, or $17,941, in the three months ended December 31, 2009 compared to 2008. The increase in subscriber revenue was driven by the sale of “Best of” programming and the rate increases to our multi-subscription and internet packages. Advertising revenue increased 8%, or $387, in the three months ended December 31, 2009 compared to 2008. Equipment revenue decreased 24%, or $3,748, in the three months ended December 31,

2009 compared to 2008. The decrease in equipment revenue was driven by a decrease in aftermarket manufacturing revenues and fewer component sales compared to the three months ended December 31, 2008. Other revenue increased 579%, or $32,671, in the three months ended December 31, 2009 compared to 2008. The increase in other revenue was driven by the U.S. Music Royalty Fee introduced in the third quarter of 2009. The overall increase in revenue, combined with a decrease of 10%, or $24,321, in adjusted operating costs (total operating expense excluding restructuring, impairments and related costs, depreciation and amortization, impairment of goodwill and share-based payment expense), resulted in improved adjusted income from operations of $137,587 in the three months ended December 31, 2009 compared to $66,015 in 2008.
Satellite and transmission costs decreased 22%, or $3,896, in the three months ended December 31, 2009 compared to 2008 due to reductions in maintenance costs and personnel costs. Programming and content costs decreased 24%, or $7,070, in the three months ended December 31, 2009 compared to 2008, due mainly to reductions in personnel and on-air talent costs as well as savings on content agreements. Revenue share and royalties decreased 16%, or $8,235, primarily due to decreases in our royalties due to certain automakers, partially offset by an increase in the statutory royalty rate for the performance of sound recordings. Customer service and billing costs decreased 9%, or $3,397, in the three months ended December 31, 2009 compared to 2008 primarily due to decreases in personnel costs and customer call center expenses. Cost of equipment decreased 43%, or $3,153, in the three months ended December 31, 2009 as a result of a decrease in inventory write-downs, fewer component sales, and lower average cost per units sold.
Sales and marketing costs decreased 7%, or $3,371, in the three months ended December 31, 2009 compared to 2008 due to reduced advertising and cooperative marketing spend, as well as reductions to personnel costs and third party distribution support expenses. Subscriber acquisition costs increased 9%, or $3,488, in the three months ended December 31, 2009 compared to 2008. This increase was driven by onetime aftermarket product related charges partially offset by fewer OEM installations relative to gross subscriber additions and lower OEM subsidies.
General and administrative costs decreased 22%, or $6,300, mainly due to the absence of certain legal and regulatory costs incurred in 2008 and lower personnel costs. Engineering, design and development costs decreased 25%, or $1,594, in the three months ended December 31, 2009 compared to 2008, due to lower costs associated with development, tooling and testing of radios as well as lower personnel costs.
Restructuring, impairments and related costs were $2,640 mainly due to charges related to compensation incurred as part of the Merger integration.
Other expenses decreased 446%, or $16,183, in the three months ended December 31, 2009 compared to 2008 driven mainly by a decrease of $22,307 in loss on investments, partially offset by an increase of $3,553 in interest expense and a decrease of $1,955 in gain on change in value of embedded derivative.

	Actual
	For the Years Ended December 31,
(in thousands)	2009	2008	2007

Revenue:
Subscriber revenue, including effects of rebates	$1,191,403	$1,143,327	$1,033,776
Advertising revenue, net of agency fees	18,708	32,753	39,148
Equipment revenue	29,574	32,388	28,333
Other revenue	57,656	33,880	35,285

Total revenue	1,297,341	1,242,348	1,136,542

Operating expenses:
Satellite and transmission	50,450	76,418	81,036
Programming and content	106,858	164,777	183,900
Revenue share and royalties	187,355	257,738	256,344
Customer service and billing	128,719	142,714	126,776
Cost of equipment	16,175	32,312	62,003
Sales and marketing	128,347	202,158	269,930
Subscriber acquisition costs	124,395	238,948	259,143
General and administrative	113,497	163,766	188,574
Engineering, design and development	21,671	34,703	33,077
Impairment of goodwill	—	6,601,046	—
Depreciation and amortization	191,781	183,059	187,196
Restructuring, impairments and related costs	32,254	—	—

Total operating expenses	1,101,502	8,097,639	1,647,979

Income (loss) from operations	195,839	(6,855,291)	(511,437)
Other income (expense)
Interest and investment income	2,637	6,309	14,084
Interest expense, net of amounts capitalized	(289,845)	(181,092)	(116,605)
Gain (loss) on change in value of embedded derivatives	(33,534)	322,347	—
Loss on extinguishment of debt and credit facilities, net	(115,884)	—	(3,693)
Loss on investments	(7,026)	(38,772)	(56,156)
Other income (expense)	3,446	(4,226)	2,019

Total other (expense) income	(440,206)	104,566	(160,351)

Loss before income taxes	(244,367)	(6,750,725)	(671,788)
Income tax (expense) benefit	(2,463)	(2,475)	939

Net loss	(246,830)	(6,753,200)	(670,849)
Add: net loss attributable to noncontrolling interests	—	(7,443)	(11,532)

Net loss — XM Satellite Radio Holdings Inc. and Subsidiaries	$(246,830)	$(6,760,643)	$(682,381)

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008 and Year Ended December 31, 2008 Compared with Year Ended December 31, 2007
Total Revenue
Subscriber Revenue. Subscriber revenue includes subscription fees, activation and other fees and the effects of rebates.
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, subscriber revenue was $1,191,403 and $1,143,327, respectively, an increase of 4%, or $48,076. The increase was attributable to the sale of “Best of” programming, increased internet and multi-subscription rates and higher average subscribers, offset partially by the effect from purchase price accounting adjustments.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, subscriber revenue was $1,143,327 and $1,033,776, respectively, an increase of 11%, or $109,551. The increase was attributable to the 9% growth of subscribers to our service in 2008.
The following table contains a breakdown of our subscriber revenue for the periods presented (in thousands):

	Successor Entity		Predecessor Entity
		August 1, 2008	January 1, 2008
	Year Ended	Through	Through	Year Ended
	December 31,	December 31,	July 31,	December 31,
	2009	2008	2008	2007

Subscription fees	$1,188,195	$472,800	$659,775	$1,016,720
Activation fees	3,488	319	11,855	19,354
Effect of rebates	(280)	(662)	(760)	(2,298)

Total subscriber revenue	$1,191,403	$472,457	$670,870	$1,033,776

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
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, net advertising revenue was $18,708 and $32,753, respectively, which represents a decrease of 43%, or $14,045. The decrease was driven by the current economic environment.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, net advertising revenue was $32,753 and $39,148, respectively, which represents a decrease of 16%, or $6,395. The decrease was driven by lower advertising spot sales compared to 2007.
Our advertising revenue is subject to fluctuation based on the national economic environment. We believe general economic conditions have negatively affected our advertising revenue in recent quarters. We expect advertising revenue to grow as our subscribers increase, as the economy improves and as we increase the size and effectiveness of our advertising sales force.
Equipment Revenue. Equipment revenue includes revenue and royalties from the sale of radios, components and accessories.
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, equipment revenue was $29,574 and $32,388, respectively, a decrease of 9%, or $2,814. The decrease was primarily due to a decrease in the number of radios sold through our direct to consumer distribution channel and fewer component sales.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, equipment revenue was $32,388 and $28,333, respectively, an increase of 14%, or $4,055. The increase was primarily due to an increase in royalties partially offset by a decrease in the number of radios sold through our direct to consumer distribution channel.
We expect equipment revenue to increase as we introduce new products and as sales grow through our direct to consumer distribution channel.
Other Revenue. Other revenue consists primarily of U.S. Music Royalty Fees, revenue related to various agreements with XM Canada, as well as other miscellaneous revenue that includes content licensing fees, technology licensing fees and billing fees.

•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, other revenue was $57,656 and $33,880, respectively, an increase of 70%, or $23,776. The increase was primarily due to the U.S. Music Royalty Fee introduced in the third quarter of 2009.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, other revenue was $33,880 and $35,285, respectively, a decrease of 4%, or $1,405.
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
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, satellite and transmission expenses were $50,450 and $76,418, respectively, a decrease of 34%, or $25,968. The decrease was primarily due to lower maintenance and repeater network expenses as well as lower personnel costs.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, satellite and transmission expenses were $76,418 and $81,036, respectively, a decrease of 6%, or $4,618. As of December 31, 2008 and 2007, we had over 700 terrestrial repeaters in operation. Satellite and transmission expense decreased compared to December 31, 2007 primarily as a result of decreased terrestrial repeater network costs.
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
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, programming and content expenses were $106,858 and $164,777, respectively, a decrease of 35%, or $57,919. The decrease was primarily attributable to the lower costs recognized subsequent to the Merger due to the impact of purchase price accounting adjustments, reductions in personnel and on-air talent costs, as well as savings on various content agreements.
•	2008 vs. 2007:For the years ended December 31, 2008 and 2007, programming and content expenses were $164,777 and $183,900, respectively, a decrease of 10%, or $19,123. The decrease was primarily attributable to the lower costs recognized subsequent to the Merger due to the impact of purchase price accounting adjustments.
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
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, revenue share and royalties were $187,355 and $257,738, respectively, a decrease of 27% or $70,383. This decrease was primarily attributable to the effect of purchase price accounting, offset by an increase in our revenues and an increase in the statutory royalty rate due for the performance of sound recordings.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, revenue share and royalties were $257,738 and $256,344, respectively, an increase of 1%, or $1,394. This increase was primarily attributable to the determination of the royalty rate under the statutory license covering the performance of sound recordings by the Copyright Royalty Board; and a 11% growth in our subscription revenue.
We expect these costs to increase as our revenues grow, as we expand our distribution of radios through automakers and retailers, and as a result of increases in the royalty for the performance of sound recordings.
Customer Service and Billing. Customer service and billing expenses include costs associated with the operation of third party customer service centers and our subscriber management system as well as bad debt expense.
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, customer service and billing expenses were $128,719 and $142,714, respectively, a decrease of 10%, or $13,995. The decrease was primarily due to decreases in personnel costs and customer call center expenses.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, customer service and billing expenses were $142,714 and $126,776, respectively, an increase of 13%, or $15,938. This increase was primarily due to higher call center operating costs necessary to accommodate the increase in our subscriber base and higher total transaction fees on the larger customer base.

We expect our customer care and billing expenses to decrease on a per subscriber basis, but increase overall as our subscriber base grows due to increased call center operating costs, transaction fees and bad debt expense.
Cost of Equipment. Cost of equipment includes costs from the sale of our radios, components and accessories.
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, cost of equipment was $16,175 and $32,312, respectively, a decrease of 50%, or $16,137. The decrease was primarily attributed to fewer radios sold through our direct to consumer distribution channel, lower inventory related charges for obsolescence, and lower component sales.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, cost of equipment was $32,312 and $62,003, respectively, a decrease of 48%, or $29,691. The decrease was primarily attributed to fewer radios sold through our direct to consumer distribution channel and lower inventory related charges for obsolescence.
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
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, sales and marketing expenses were $128,347 and $202,158, respectively, a decrease of 37%, or $73,811. This decrease was primarily attributable to lower consumer advertising, reduced cooperative marketing spend with our distributors, reduced personnel costs and the effect of purchase price accounting.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, sales and marketing expenses were $202,158 and $269,930, respectively, a decrease of 25%, or $67,772. This decrease was primarily attributable to lower consumer advertising and reduced cooperative marketing spend with our distributors.
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
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, subscriber acquisition costs were $124,395 and $238,948, respectively, a decrease of 48%, or $114,553. This decrease was primarily driven by purchase price accounting adjustments associated with the Merger, lower aftermarket inventory charges, lower retail and OEM subsidies due to better product economics and fewer OEM installations due to the weakening automotive market.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, subscriber acquisition costs were $238,948 and $259,143, respectively, a decrease of 8%, or $20,195. This decrease was primarily driven by purchase price accounting adjustments associated with the Merger, along with lower retail and OEM subsidies due to better product economics.
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
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, general and administrative expenses were $113,497 and $163,766, respectively, a decrease of 31%, or $50,269. This decrease was the result of lower costs for certain Merger, litigation and regulatory matters.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, general and administrative expenses were $163,766 and $188,574, respectively, a decrease of 13% or $24,808. This decrease was the result of increased costs in 2007, including increased compensation costs and increased legal fees associated with regulatory inquiries.
We expect total general and administrative expenses, excluding share-based payment expense, to decrease in future periods as we gain efficiencies in staff, facilities, and information technology costs.
Engineering, Design and Development. Engineering, design and development expenses include costs to develop our future generation of chip sets and new products, research and development for broadcast information systems and costs associated with the incorporation of radios into vehicles manufactured by automakers.
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, engineering, design and development expenses were $21,671 and $34,703, respectively, a decrease of 38%, or $13,032. This decrease was primarily attributable to reduced development, tooling and testing of radios as well as lower personnel costs.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, engineering, design and development expenses were $34,703 and $33,077, respectively, an increase of 5%, or $1,626. This increase was primarily attributable to increased OEM and product development costs.
We expect engineering, design and development expenses, excluding share-based payment expense, to increase in future periods as we increase development of our next generation chip sets.
Other Income (Expense)
Interest and Investment Income. Interest and investment income includes realized gains and losses, dividends and interest income, including amortization of the premium and discount arising at purchase.
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, interest and investment income was $2,637 and $6,309, respectively, a decrease of 58%, or $3,672. The decrease was primarily attributable to a lower average cash balance and lower interest rates in 2009.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, interest and investment income was $6,309 and $14,084, respectively, a decrease of 55%, or $7,775. The decrease was primarily attributable to lower interest rates in 2008 and a lower cash balance.
Interest Expense. Interest expense includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of our new satellite and launch vehicle.
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, interest expense was $289,845 and $181,092, respectively, an increase of 60%, or $108,753. Interest expense increased significantly due to the additional debt issuances in July and August 2008 as a result of the Merger, the financing transactions in February and March 2009, and the impact of the purchase price adjustments which set the existing debt at fair value and caused interest expense to increase.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, interest expense was $181,092 and $116,605, respectively, an increase of 55%, or $64,487. Interest expense increased significantly due to the additional debt issuances in July and August 2008 as a result of the Merger, as well as the impact of the purchase price adjustments which set the existing debt at fair value and caused interest expense to increase. The increase in our interest expense was partially offset by the capitalized interest associated with satellite construction and the related launch vehicle.
We expect interest expense to increase as a result of changes in the GAAP recognition and reporting requirements for share lending arrangements which were adopted as of January 1, 2010. EITF No. 09-1 will require us to recognize an aggregate increase of $257,000 in deferred financing costs associated with our 7% Exchangeable Senior Subordinated Notes due 2014, which will be amortized to interest expense over the six year life of the notes under the effective interest method.

Gain (loss) on change in value of embedded derivative. We are required to account for the conversion feature of our exchangeable debt, which is exchangeable into SIRIUS common stock, separately and recognize the changes in the fair value of these embedded derivatives in earnings. The fair value of the derivative will be impacted by the value of the underlying SIRIUS common shares.
•	2009 vs. 2008: For the year ended December 31, 2009, we recorded a loss on change in value of embedded derivative of $33,534, and for the year ended December 31, 2008, we recorded a gain on change in value of embedded derivative of $322,347. As a result of the Merger, we recorded derivative liabilities reflecting the fair value of the embedded derivative as of the Merger date. Subsequent to July 28, 2008, the SIRIUS stock price decreased significantly resulting in a decreased fair value and a gain on the change in value of the derivative. During the year ended December 31, 2009, the SIRIUS stock price increased resulting in an increased fair value and a loss on the change in value of the derivative.
•	2008 vs. 2007: For the year ended December 31, 2008, we recorded a gain on change in value of embedded derivative of $322,347. As a result of the Merger, we recorded derivative liabilities reflecting the fair value of the embedded derivative as of the Merger date. Subsequent to July 28, 2008, the SIRIUS stock price decreased significantly resulting in a decreased fair value and a gain on the change in value of the derivative.
Loss on extinguishment of debt and credit facilities, net. Loss on extinguishment of debt and credit facilities, net includes losses incurred as a result of the conversion of certain of our debt instruments.
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, Loss on extinguishment of debt and credit facilities, net was $115,884 and $0, respectively.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, Loss on extinguishment of debt and credit facilities, net was $0 and $3,693, respectively.
Gain (loss) on investments. Gain (loss) on investments includes our share of XM Canada’s net losses and losses recorded from our investment in XM Canada when the decrease in fair value was determined to be other than temporary.
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, loss on investments was $7,026 and $38,772, respectively, a decrease of 82%, or $31,746. The decrease was primarily attributable to the inclusion of our share of XM Canada’s net income for the year ended December 31, 2009, net of impairments versus our share of XM Canada’s net loss for the year ended December 31, 2008, net of impairments.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, loss on investments was $38,772 and $56,156, respectively, a decrease of 31%, or $17,384.
Income Taxes
Income Tax Expense. Income tax expense primarily represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license and trade name, which is amortized over 15 years for tax purposes but not amortized for book purposes in accordance with GAAP.
•	2009 vs. 2008: For the years ended December 31, 2009 and 2008, income tax expense was $2,463 and $2,475, respectively.
•	2008 vs. 2007: For the years ended December 31, 2008 and 2007, income tax expense (benefit) was $2,475 and ($939), respectively.
Liquidity and Capital Resources
Cash Flows for the Year Ended December 31, 2009 Compared with the Year Ended December 31, 2008 and Year Ended December 31, 2008 Compared with the Year Ended December 31, 2007
As of December 31, 2009 and 2008, we had $212,155 and $206,740, respectively, in cash and cash equivalents.
The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	Successor Entity		Predecessor Entity	Combined	Predecessor Entity
	Year Ended	August 1, 2008	January 1, 2008	Year Ended	Year Ended
	December 31,	Through	Through	December 31,	December 31,
	2009	December 31, 2008	July 31, 2008	2008	2007	2009 vs. 2008	2008 vs. 2007

Net cash provided by (used in) operating activities	$272,833	$7,239	$(251,086)	$(243,847)	$(154,730)	$516,680	$(89,117)
Net cash (used in) provided by investing activities	(53,465)	11,953	(65,668)	(53,715)	(131,515)	250	77,800
Net cash (used in) provided by financing activities	(213,953)	(631,973)	979,589	347,616	224,715	(561,569)	122,901

Net increase (decrease) in cash and cash equivalents	5,415	(612,781)	662,835	50,054	(61,530)	(44,639)	111,584
Cash and cash equivalents at beginning of period	206,740	819,521	156,686	156,686	218,216	50,054	(61,530)

Cash and cash equivalents at end of period	$212,155	$206,740	$819,521	$206,740	$156,686	$5,415	$50,054

Cash Flows Provided by (Used in) Operating Activities
•	2009 vs. 2008: Net cash provided by operating activities increased $516,680 to $272,833 for the year ended December 31, 2009 from net cash used in operating activities of $243,847 for the year ended December 31, 2008. The increase was primarily the result of a decreased net loss, net of non-cash operating activities of $283,606, and a decrease in cash used in other operating assets and liabilities of $233,074.
•	2008 vs. 2007: Net cash used in operating activities for the year ended December 31, 2008 was $243,847, consisting of a net loss of $6,760,643 adjusted for net non-cash expenses of $6,536,177 and $19,381 used in working capital as well as other operating activities. For the year ended December 31, 2007, the net cash used in operating activities was $154,730. The increase in the net cash used in operating activities was primarily attributable to a $120,000 escrow payment made to a programming partner during 2008.
Cash Flows (Used in) Provided by Investing Activities
•	2009 vs. 2008: Net cash used in investing activities decreased $250 to $53,465 for the year ended December 31, 2009 from $53,715 for the year ended December 31, 2008.
•	2008 vs. 2007: Net cash used in investing activities was $53,715, consisting of $44,290 in capital expenditures for the year ended December 31, 2008 compared with net cash used in investing activities of $131,515 for the year ended December 31, 2007. The $77,800 decrease was primarily a result of a decrease in capital expenditures of $89,048 offset by other investing activities.
We will incur significant capital expenditures to construct and launch our new satellite and improve our terrestrial repeater network and broadcast and administrative infrastructure. These capital expenditures will support our growth and the resiliency of our operations, and will also support the delivery of future new revenue streams.
Cash Flows (Used in) Provided by Financing Activities
•	2009 vs. 2008: Net cash used in financing activities increased $561,569 to $213,953 for the year ended December 31, 2009 from net cash provided by financing activities of $347,616 for the year ended December 31, 2008. The increase in cash used in financing activities was primarily due to a decrease of $1,072,716 in net proceeds from the issuance of debt, offset partially by a decrease in debt payment of $439,258 and a decrease of $68,777 in payments to a noncontrolling interest.
•	2008 vs. 2007: Net cash provided by financing activities was $347,616, consisting of $1,554,933 of net proceeds from long-term borrowings offset partially by repayments of long-term borrowings of $1,118,353 for the year ended December 31, 2008. Net cash provided by financing activities was $224,715 for the year ended December 31, 2007. The increase of $122,901 was primarily due to the proceeds received from Merger-related debt issuances during July and August 2008, offset by debt extinguishments in August and September 2008.
Financings and Capital Requirements
We have historically financed our operations through the sale of debt and equity securities. The Certificate of Designations for SIRIUS’ Series B Preferred Stock provides that so long as Liberty beneficially owns at least half of its initial equity investment, we need the consent of Liberty for certain actions, including the grant or issuance of SIRIUS’ equity securities and the incurrence of debt (other than, in general, debt incurred to refinance existing debt) in amounts greater than a stated threshold.
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
We regularly evaluate our plans and strategy. These evaluations often result in changes to our plans and strategy, some of which may be material and significantly change our cash requirements. These changes in our plans or strategy may include: the acquisition of unique or compelling programming; the introduction of new features or services; significant new or enhanced distribution arrangements; investments in infrastructure, such as satellites, equipment or radio spectrum; and acquisitions, including acquisitions that are not directly related to our satellite radio business. In addition, our operations will also be affected by the FCC order approving the Merger which imposed certain conditions upon, among other things, our ability to increase prices.

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
We do not have any significant off-balance sheet arrangements other than those disclosed in Note 14 to our consolidated financial statements in Item 8 of this Form 10-K that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Cash Commitments
For a discussion of our “Contractual Cash Commitments” refer to Note 14 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
Related Party Transactions
For a discussion of “Related Party Transactions” refer to Note 8 to our consolidated financial statements in Item 8 of this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Accounting estimates require the use of significant management assumptions and judgments as to future events, and the effect of those events cannot be predicted with certainty. The accounting estimates will change as new events occur, more experience is acquired and more information is obtained. We evaluate and update our assumptions and estimates on an ongoing basis and use outside experts to assist in that evaluation when we deem necessary. We have disclosed all significant accounting policies in Note 3 to the consolidated financial statements included in this report. We have identified the following policies, which were discussed with the audit committee of our board of directors, as critical to our business and understanding our results of operations.
Fair Value of Assets Acquired and Liabilities Assumed. On July 28, 2008, Vernon Merger Corporation, a wholly-owned subsidiary of SIRIUS, merged with and into XM Holdings, with XM Holdings becoming a wholly-owned subsidiary of SIRIUS. The application of purchase accounting resulted in the transaction being valued at $5,836,363 and our recording of pushed down goodwill totaling $6,601,046.
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
We evaluate our indefinite life intangible assets for impairment on an annual basis. During the year ended December 31, 2008, we recorded $6,601,046 of goodwill impairment. At December 31, 2009, our intangible assets with indefinite lives totaled $2,250,000, and the remaining unamortized total basis of our intangible assets with definite lives was $361,461.
Useful Life of Broadcast/Transmission System. Our satellite system includes the costs of our satellite construction, launch vehicles, launch insurance, capitalized interest, spare satellite, terrestrial repeater network and satellite uplink facility. We monitor our satellites for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset is not recoverable. We operate four in-orbit satellites, two of which function as in-orbit spares. The two in-orbit spare satellites were launched in 2001 while the other two satellites were launched in 2005 and 2006. We estimate that the XM-3 and XM-4 satellites will meet their 15 year predicted useful lives, and that XM-1 and XM-2 satellite’s useful lives will end in 2011. We are constructing an additional XM satellite which is in storage awaiting its launch.

Certain of our in-orbit satellites have experienced circuit failures on their solar arrays. We continue to monitor the operating condition of our in-orbit satellites. If events or circumstances indicate that the useful lives of our in-orbit satellites have changed, we will modify the depreciable life accordingly. If we were to revise our estimates, our depreciation expense would change, for example, a 10% decrease in the expected useful lives of satellites and spacecraft control facilities during 2009 would have resulted in approximately $6,425 of additional depreciation expense.
Revenue Recognition. We derive revenue primarily from subscribers, advertising and direct sales of merchandise. Revenue from subscribers consists of subscription fees; revenue derived from our agreements with daily rental fleet programs; non-refundable activation and other fees; and the effects of rebates. Revenue is recognized as it is realized or realizable and earned.
We recognize subscription fees as our services are provided. Prepaid subscription fees are recorded as deferred revenue and amortized to revenue ratably over the term of the applicable subscription plan.
In certain cases, automakers include a subscription to our radio services in the sale or lease price of vehicles. The length of these prepaid subscriptions varies, but is typically three months. Prepaid subscription fees received from certain automakers are recorded as deferred revenue and amortized to revenue ratably over the service period, which commences upon retail sale and activation. We reimburse automakers for certain costs associated with the satellite radio installed in the applicable vehicle at the time the vehicle is manufactured. The associated payments to the automakers are included in Subscriber acquisition costs. These payments are included in Subscriber acquisition costs because we are responsible for providing the service to the customers, including being obligated to the customers in the case of an interruption of service.
Activation fees are recognized ratably over the estimated term a subscriber will use the activated radio, estimated to be approximately 3.5 years during 2009. The estimated term of subscriber equipment usage is based on historical experience. If we were to revise our estimate, for example, a 10% decrease to the estimated term of a subscriber relationship during 2009 would have resulted in approximately $1,162 of additional activation fees.
We record an estimate of rebates that are paid by us to subscribers as a reduction to revenue in the period the subscriber activates service. For certain rebate promotions, a subscriber must remain active for a specified period of time to be considered eligible. In those instances, the estimate is recorded as a reduction to revenue over the required activation period. We estimate the effects of mail-in rebates based on actual take-rates for rebate incentives offered in prior periods, adjusted as deemed necessary based on take-rate data available at the time. In subsequent periods, estimates are adjusted when necessary. For instant rebate promotions, we record the consideration paid to the consumer as a reduction to revenue in the period the customer participates in the promotion.
We recognize revenue from the sale of advertising as the advertising is broadcast. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of advertising revenue. We pay certain third parties a percentage of advertising revenue. Advertising revenue is recorded gross of such revenue share payments as we are the primary obligor in the transaction. Advertising revenue share payments are recorded to revenue share and royalties during the period in which the advertising is broadcast.
Equipment revenue and royalties from the sale of satellite radios, components and accessories is recognized upon shipment, net of discounts and rebates. Shipping and handling costs billed to customers are recorded as revenue. Shipping and handling costs associated with shipping goods to customers are reported as a component of cost of equipment.
Revenue arrangements with multiple deliverables are divided into separate units of accounting when the products and services meet certain criteria and consideration is allocated among the separate units of accounting based on their relative fair values.
Income Taxes. Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized when necessary based on the weight of all available evidence, it is considered more-likely-than-not that all or some portion of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.

Footnotes to Results of Operations

(1)	Average self-pay monthly churn represents the monthly average of self-pay deactivations by the quarter divided by the average self-pay subscriber balance for the quarter.

(2)	We measure the percentage of vehicle owners and lessees that receive our service and convert to self-paying after the initial promotion period. We refer to this as the “conversion rate.” At the time of sale, vehicle owners and lessees generally receive a three month prepaid trial subscription and we receive a subscription fee from the OEM. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for vehicle owners and lessees to respond to our marketing communications and become self-paying subscribers.

(3)	ARPU is derived from total earned subscriber revenue and net advertising revenue, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. ARPU is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Pro Forma
	For the Three Months Ended December 31,
	2009	2008

Subscriber revenue	$313,158	$309,523
Net advertising revenue	5,232	4,845

Total subscriber and net advertising revenue	$318,390	$314,368

Daily weighted average number of subscribers	9,703,031	9,825,521
ARPU	$10.94	$10.67

(4)	SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense, divided by the number of gross subscriber additions for the period. SAC, as adjusted, per gross subscriber addition is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Pro Forma
	For the Three Months Ended December 31,
	2009	2008

Subscriber acquisition cost	$58,726	$56,602
Less: share-based payment expense granted to third parties and employees	—	—
(Less) Add: margin from direct sales of radios and accessories	(7,766)	(8,361)

SAC, as adjusted	$50,960	$48,241

Gross subscriber additions	895,199	794,809
SAC, as adjusted, per gross subscriber addition	$57	$61

(5)	Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Pro Forma
	For the Three Months Ended December 31,
	2009	2008

Customer service and billing expenses	$32,645	$36,036
Less: share-based payment expense	(418)	(586)

Customer service and billing expenses, as adjusted	$32,227	$35,450

Daily weighted average number of subscribers	9,703,031	9,825,521
Customer service and billing expenses, as adjusted, per average subscriber	$1.11	$1.20

(6)	Free cash flow is calculated as follows (in thousands):

	Unaudited Pro Forma
	For the Three Months Ended December 31,
	2009	2008

Net cash provided by (used in) operating activities	$44,215	$1,636
Additions to property and equipment	(14,654)	(5,554)
Restricted and other investment activity	—	—

Free cash flow	$29,561	$(3,918)

(7)	Average self-pay monthly churn; conversion rate; ARPU; SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; and free cash flow are not measures of financial performance under GAAP. We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used by us for budgetary and planning purposes; when publicly providing our business outlook; as a means to evaluate period-to-period comparisons; and to compare our performance to that of our competitors. We believe that investors also use our current and projected metrics to monitor the performance of our business and to make investment decisions.

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

(8)	We refer to net income (loss) before interest and investment income; interest expense, net of amounts capitalized; income tax expense; loss on extinguishment of debt and credit facilities, net; (gain) loss on investments; other expense (income); restructuring, impairments and related costs; depreciation and amortization; and share-based payment expense as adjusted income (loss) from operations. Adjusted income (loss) from operations is not a measure of financial performance under GAAP. We believe adjusted income (loss) from operations is a useful measure of our operating performance. We use adjusted income (loss) from operations for budgetary and planning purposes; to assess the relative profitability and on-going performance of our consolidated operations; to compare our performance from period-to-period; and to compare our performance to that of our competitors. We also believe adjusted income (loss) from operations is useful to investors to compare our operating performance to the performance of other communications, entertainment and media companies. We believe that investors use current and projected adjusted income (loss) from operations to estimate our current or prospective enterprise value and to make investment decisions.

Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for interest and depreciation expense. We believe adjusted income (loss) from operations provides useful information about the operating performance of our business apart from the costs associated with our capital structure and physical plant. The exclusion of interest and depreciation and amortization expense is useful given fluctuations in interest rates and significant variation in depreciation and amortization expense that can result from the amount and timing of capital expenditures and potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We believe the exclusion of taxes is appropriate for comparability purposes as the tax positions of companies can vary because of their differing abilities to take advantage of tax benefits and because of the tax policies of the various jurisdictions in which they operate. We believe the exclusion of restructuring, impairments and related costs is useful given the non-recurring nature of these expenses. We also believe the exclusion of share-based payment expense is useful given the significant variation in expense that can result from changes in the fair market value of Sirius’ common stock. To compensate for the exclusion of taxes, other expense (income), depreciation and amortization and share-based payment expense, we separately measure and budget for these items.

There are material limitations associated with the use of adjusted income (loss) from operations in evaluating our company compared with net loss, which reflects overall financial performance, including the effects of taxes, other (income) expense, depreciation and amortization, restructuring, impairments and related costs and share-based payment expense. We use adjusted income (loss) from operations to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to net loss as disclosed in our consolidated statements of operations. Since adjusted income (loss) from operations is a non-GAAP financial measure, our calculation of adjusted income (loss) from operations may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP.

The reconciliation of the pro forma unadjusted net loss to the pro forma adjusted income (loss) from operations is calculated as follows (see footnotes for reconciliation of the pro forma amounts to their respective GAAP amounts) (in thousands):

	Unaudited Pro Forma
	For the Three Months Ended December 31,
	2009	2008

Reconciliation of Net loss to Adjusted income (loss) from operations:
Net loss	$(4,686)	$(88,998)
Add back Net loss items excluded from Adjusted income (loss) from operations:
Interest and investment income	(789)	667
Interest expense, net of amounts capitalized	51,725	50,400
Income tax expense	729	291
Loss on extinguishment of debt and credit facilities, net	4,021	—
Loss on investments	366	22,673
Other (income) expense	(897)	1,052

Income (loss) from operations	50,469	(13,915)
Restructuring, impairments and related costs	2,640	—
Depreciation and amortization	25,042	26,251
Share-based payment expense	4,209	13,321

Adjusted income (loss) from operations	$82,360	$25,657

There are material limitations associated with the use of a pro forma unadjusted results of operations in evaluating our company compared with our GAAP results of operations, which reflects overall financial performance. We use pro forma unadjusted results of operations to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to results of operations as disclosed in our consolidated statements of operations. Since pro forma unadjusted results of operations is a non-GAAP financial measure, our calculations may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP.

(9)	The following tables reconcile our GAAP results of operations to our non-GAAP pro forma unadjusted results of operations:

	Unaudited For the Three Months Ended December 31, 2009
			Allocation of
		Purchase Price	Share-based
		Accounting	Payment
(in thousands)	As Reported	Adjustments	Expense	Pro Forma

Revenue:
Subscriber revenue, including effects of rebates	$307,365	$5,793	$—	$313,158
Advertising revenue, net of agency fees	5,232	—	—	5,232
Equipment revenue	11,892	—	—	11,892
Other revenue	38,313	1,813	—	40,126

Total revenue	362,802	7,606	—	370,408
Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	13,498	327	(412)	13,413
Programming and content	22,505	17,361	603	40,469
Revenue share and royalties	44,358	24,172	—	68,530
Customer service and billing	32,551	94	(418)	32,227
Cost of equipment	4,126	—	—	4,126
Sales and marketing	43,782	3,522	(59)	47,245
Subscriber acquisition costs	40,871	17,855	—	58,726
General and administrative	21,807	350	(2,809)	19,348
Engineering, design and development	4,873	205	(1,114)	3,964
Depreciation and amortization	45,319	(20,277)	—	25,042
Restructuring, impairments and related costs	2,640	—	—	2,640
Share-based payment expense	—	—	4,209	4,209

Total operating expenses	276,330	43,609	—	319,939

Income (loss) from operations	86,472	(36,003)	—	50,469
Other income (expense)
Interest and investment income	789	—	—	789
Interest expense, net of amounts capitalized	(62,910)	11,185	—	(51,725)
Gain (loss) on change in value of embedded derivatives	78,169	(78,169)	—	—
Loss on extinguishment of debt and credit facilities, net	(4,021)	—	—	(4,021)
Loss on investments	(366)	—	—	(366)
Other income	897	—	—	897

Total other income (expense)	12,558	(66,984)	—	(54,426)

Income (loss) before income taxes	99,030	(102,987)	—	(3,957)
Income tax expense	(729)	—	—	(729)

Net income (loss)	98,301	(102,987)	—	(4,686)
Add: net income (loss) attributable to noncontrolling interests	—	—	—	—

Net income (loss) — XM Satellite Radio Holdings Inc. and Subsidiaries	$98,301	$(102,987)	$—	$(4,686)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$306	$106	$—	$412
Programming and content	(758)	155	—	(603)
Customer service and billing	324	94	—	418
Sales and marketing	(84)	143	—	59
Subscriber acquisition costs	—	—	—	—
General and administrative	2,459	350	—	2,809
Engineering, design and development	909	205	—	1,114

Total share-based payment expense	$3,156	$1,053	$—	$4,209

	Unaudited For the Three Months Ended December 31, 2008
			Allocation of
		Purchase Price	Share-based
		Accounting	Payment
(in thousands)	As Reported	Adjustments (a)	Expense	Pro Forma

Revenue:
Subscriber revenue, including effects of rebates	$289,424	$20,099	$—	$309,523
Advertising revenue, net of agency fees	4,845	—	—	4,845
Equipment revenue	15,640	—	—	15,640
Other revenue	5,642	1,826	—	7,468

Total revenue	315,551	21,925	—	337,476
Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	17,394	(214)	(779)	16,401
Programming and content	29,575	20,755	(1,273)	49,057
Revenue share and royalties	52,593	19,494	—	72,087
Customer service and billing	35,948	88	(586)	35,450
Cost of equipment	7,279	—	—	7,279
Sales and marketing	47,153	3,312	(1,164)	49,301
Subscriber acquisition costs	37,383	19,219	—	56,602
General and administrative	28,107	306	(8,157)	20,256
Engineering, design and development	6,467	281	(1,362)	5,386
Impairment of goodwill	1,574,208	(1,574,208)	—	—
Depreciation and amortization	59,690	(33,439)	—	26,251
Share-based payment expense	—	—	13,321	13,321

Total operating expenses	1,895,797	(1,544,406)	—	351,391

(Loss) income from operations	(1,580,246)	1,566,331	—	(13,915)
Other income (expense)
Interest and investment income	(667)	—	—	(667)
Interest expense, net of amounts capitalized	(59,357)	8,957	—	(50,400)
Gain (loss) on change in value of embedded derivatives	80,124	(80,124)	—	—
Loss on extinguishment of debt and credit facilities, net	—	—	—	—
Loss on investments	(22,673)	—	—	(22,673)
Other expense	(1,052)	—	—	(1,052)

Total other expense	(3,625)	(71,167)	—	(74,792)

(Loss) income before income taxes	(1,583,871)	1,495,164	—	(88,707)
Income tax expense	(291)	—	—	(291)

Net (loss) income	(1,584,162)	1,495,164	—	(88,998)
Add: net income (loss) attributable to noncontrolling interests	—	—	—	—

Net (loss) income — XM Satellite Radio Holdings Inc. and Subsidiaries	$(1,584,162)	$1,495,164	$—	$(88,998)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$712	$67	$—	$779
Programming and content	1,191	82	—	1,273
Customer service and billing	499	87	—	586
Sales and marketing	1,030	134	—	1,164
Subscriber acquisition costs	—	—	—	—
General and administrative	7,851	306	—	8,157
Engineering, design and development	1,080	282	—	1,362

Total share-based payment expense	$12,363	$958	$—	$13,321

(a)	Includes impairment of goodwill.

(10)	ARPU is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Pro Forma
	For the Years Ended December 31,
	2009	2008

Subscriber revenue	$1,238,217	$1,181,860
Net advertising revenue	18,708	32,753

Total subscriber and net advertising revenue	$1,256,925	$1,214,613

Daily weighted average number of subscribers	9,687,489	9,572,997
ARPU	$10.81	$10.57

(11)	SAC, as adjusted, per gross subscriber addition is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Pro Forma
	For the Years Ended December 31,
	2009	2008

Subscriber acquisition cost	$185,559	$270,662
Less: share-based payment expense granted to third parties and employees	—	—
(Less) Add: margin from direct sales of radios and accessories	(13,399)	(76)

SAC, as adjusted	$172,160	$270,586

Gross subscriber additions	3,184,559	3,956,653
SAC, as adjusted, per gross subscriber addition	$54	$68

(12)	Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Pro Forma
	For the Years Ended December 31,
	2009	2008

Customer service and billing expenses	$129,172	$142,907
Less: share-based payment expense	(1,855)	(2,892)

Customer service and billing expenses, as adjusted	$127,317	$140,015

Daily weighted average number of subscribers	9,687,489	9,572,997
Customer service and billing expenses, as adjusted, per average subscriber	$1.10	$1.22

(13)	Free cash flow is calculated as follows (in thousands):

	Unaudited Pro Forma
	For the Years Ended December 31,
	2009	2008

Net cash provided by (used in) operating activities	$272,833	$(243,847)
Additions to property and equipment	(53,465)	(44,290)
Restricted and other investment activity	—	25

Free cash flow	$219,368	$(288,112)

(14)	Adjusted income (loss) from operations is calculated as follows (in thousands):

	Unaudited Pro Forma
	For the Years Ended December 31,
	2009	2008

Reconciliation of Net loss to Adjusted income (loss) from operations:
Net loss	$(247,712)	$(473,353)
Add back Net loss items excluded from Adjusted income (loss) from operations:
Interest and investment income	(2,637)	(6,309)
Interest expense, net of amounts capitalized	243,740	164,050
Income tax expense (benefit)	2,463	2,475
Loss on extinguishment of debt and credit facilities, net	115,884	—
Loss on investments	7,026	38,772
Other (income) expense	(3,446)	4,226

Income (loss) from operations	115,318	(270,139)
Restructuring, impairments and related costs	32,254	—
Depreciation and amortization	85,476	136,129
Share-based payment expense	40,496	55,188

Adjusted income (loss) from operations	$273,544	$(78,822)

(15)	The following tables reconcile our GAAP results of operations to our non-GAAP pro forma unadjusted results of operations:

	Unaudited For the Year Ended December 31, 2009
		Purchase Price
		Accounting	Allocation of Share-
(in thousands)	As Reported	Adjustments	based Payment Expense	Pro Forma

Revenue:
Subscriber revenue, including effects of rebates	$1,191,403	$46,814	$—	$1,238,217
Advertising revenue, net of agency fees	18,708	—	—	18,708
Equipment revenue	29,574	—	—	29,574
Other revenue	57,656	7,251	—	64,907

Total revenue	1,297,341	54,065	—	1,351,406
Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	50,450	1,339	(1,835)	49,954
Programming and content	106,858	72,069	(3,266)	175,661
Revenue share and royalties	187,355	89,780	—	277,135
Customer service and billing	128,719	453	(1,855)	127,317
Cost of equipment	16,175	—	—	16,175
Sales and marketing	128,347	13,507	(4,434)	137,420
Subscriber acquisition costs	124,395	61,164	—	185,559
General and administrative	113,497	1,602	(25,183)	89,916
Engineering, design and development	21,671	977	(3,923)	18,725
Depreciation and amortization	191,781	(106,305)	—	85,476
Restructuring, impairments and related costs	32,254	—	—	32,254
Share-based payment expense	—	—	40,496	40,496

Total operating expenses	1,101,502	134,586	—	1,236,088

Income (loss) from operations	195,839	(80,521)	—	115,318
Other income (expense)
Interest and investment income	2,637	—	—	2,637
Interest expense, net of amounts capitalized	(289,845)	46,105	—	(243,740)
Gain (loss) on change in value of embedded derivatives	(33,534)	33,534	—	—
Loss on extinguishment of debt and credit facilities, net	(115,884)	—	—	(115,884)
Loss on investments	(7,026)	—	—	(7,026)
Other income	3,446	—	—	3,446

Total other income (expense)	(440,206)	79,639	—	(360,567)

Loss before income taxes	(244,367)	(882)	—	(245,249)
Income tax expense	(2,463)	—	—	(2,463)

Net loss	(246,830)	(882)	—	(247,712)
Add: net loss attributable to noncontrolling interests	—	—	—	—

Net loss — XM Satellite Radio Holdings Inc. and Subsidiaries	$(246,830)	$(882)	$—	$(247,712)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$1,378	$457	$—	$1,835
Programming and content	2,610	656	—	3,266
Customer service and billing	1,402	453	—	1,855
Sales and marketing	3,778	656	—	4,434
Subscriber acquisition costs	—	—	—	—
General and administrative	23,581	1,602	—	25,183
Engineering, design and development	2,946	977	—	3,923

Total share-based payment expense	$35,695	$4,801	$—	$40,496

	Unaudited For the Year Ended December 31, 2008
	As Reported		Purchase Price
	January 1, 2008 Through	August 1, 2008 Through	Accounting	Allocation of Share-
(in thousands)	July 31, 2008	December 31, 2008	Adjustments (a)	based Payment Expense	Pro Forma

Revenue:
Subscriber revenue, including effects of rebates	$670,870	$472,457	$38,533	$—	$1,181,860
Advertising revenue, net of agency fees	22,743	10,010	—	—	32,753
Equipment revenue	13,397	18,991	—	—	32,388
Other revenue	24,184	9,696	3,021	—	36,901

Total revenue	731,194	511,154	41,554	—	1,283,902
Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	46,566	29,852	424	(4,130)	72,712
Programming and content	117,156	47,621	34,667	(7,378)	192,066
Revenue share and royalties	166,606	91,132	30,504	—	288,242
Customer service and billing	82,947	59,767	193	(2,892)	140,015
Cost of equipment	20,013	12,299	—	—	32,312
Sales and marketing	126,054	76,104	5,393	(9,615)	197,936
Subscriber acquisition costs	174,083	64,865	31,714	—	270,662
General and administrative	116,444	47,322	1,083	(24,134)	140,715
Engineering, design and development	23,045	11,658	400	(7,039)	28,064
Impairment of goodwill	—	6,601,046	(6,601,046)	—	—
Depreciation and amortization	88,749	94,310	(46,930)	—	136,129
Share-based payment expense	—	—	—	55,188	55,188

Total operating expenses	961,663	7,135,976	(6,543,598)	—	1,554,041

(Loss) income from operations	(230,469)	(6,624,822)	6,585,152	—	(270,139)
Other income (expense)
Interest and investment income	3,013	3,296	—	—	6,309
Interest expense, net of amounts capitalized	(73,937)	(107,155)	17,042	—	(164,050)
Gain (loss) on change in value of embedded derivatives	—	322,347	(322,347)	—	—
Loss on extinguishment of debt and credit facilities, net	—	—	—	—	—
Loss on investments	(13,010)	(25,762)	—	—	(38,772)
Other income (expense)	900	(5,126)	—	—	(4,226)

Total other (expense) income	(83,034)	187,600	(305,305)	—	(200,739)

(Loss) income before income taxes	(313,503)	(6,437,222)	6,279,847	—	(470,878)
Income tax expense	(1,512)	(963)	—	—	(2,475)

Net (loss) income	(315,015)	(6,438,185)	6,279,847	—	(473,353)
Add: net loss attributable to noncontrolling interests	(7,443)	—	—	—	(7,443)

Net (loss) income — XM Satellite Radio Holdings Inc. and Subsidiaries	$(322,458)	$(6,438,185)	$6,279,847	$—	$(480,796)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$2,745	$1,282	$103	$—	$4,130
Programming and content	4,949	2,152	277	—	7,378
Customer service and billing	1,869	831	192	—	2,892
Sales and marketing	7,047	2,068	500	—	9,615
Subscriber acquisition costs	—	—	—	—	—
General and administrative	13,200	9,851	1,083	—	24,134
Engineering, design and development	4,675	1,790	574	—	7,039

Total share-based payment expense	$34,485	$17,974	$2,729	$—	$55,188

(a)	Includes impairment of goodwill.

(16)	ARPU is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Actual
	For the Three Months Ended December 31,
	2009	2008

Subscriber revenue	$307,365	$289,424
Net advertising revenue	5,232	4,845

Total subscriber and net advertising revenue	$312,597	$294,269

Daily weighted average number of subscribers	9,703,031	9,825,521
ARPU	$10.74	$9.98

(17)	SAC, as adjusted, per gross subscriber addition is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Actual
	For the Three Months Ended December 31,
	2009	2008

Subscriber acquisition cost	$40,871	$37,383
Less: share-based payment expense granted to third parties and employees	—	—
(Less) Add: margin from direct sales of radios and accessories	(7,766)	(8,361)

SAC, as adjusted	$33,105	$29,022

Gross subscriber additions	895,199	794,809
SAC, as adjusted, per gross subscriber addition	$37	$37

(18)	Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Actual
	For the Three Months Ended December 31,
	2009	2008

Customer service and billing expenses	$32,551	$35,948
Less: share-based payment expense	(324)	(499)

Customer service and billing expenses, as adjusted	$32,227	$35,449

Daily weighted average number of subscribers	9,703,031	9,825,521
Customer service and billing expenses, as adjusted, per average subscriber	$1.11	$1.20

(19)	Free cash flow is calculated as follows (in thousands):

	Unaudited Actual
	For the Three Months Ended December 31,
	2009	2008
Net cash provided by (used in) operating activities	$44,215	$1,636
Additions to property and equipment	(14,654)	(5,554)
Restricted and other investment activity	—	—

Free cash flow	$29,561	$(3,918)

(20)	Adjusted income (loss) from operations is calculated as follows (in thousands):

	Unaudited Actual
	For the Three Months Ended December 31,
	2009	2008

Reconciliation of Net income (loss) to Adjusted income (loss) from operations:
Net loss	$98,301	$(1,584,162)
Add back Net income (loss) items excluded from Adjusted income (loss) from operations:
Interest and investment income	(789)	667
Interest expense, net of amounts capitalized	62,910	59,357
Income tax expense	729	291
(Gain) loss on change in value of embedded derivatives	(78,169)	(80,124)
Loss on extinguishment of debt and credit facilities, net	4,021	—
Loss on investments	366	22,673
Other (income) expense	(897)	1,052

Income (loss) from operations	86,472	(1,580,246)
Impairment of goodwill	—	1,574,208
Restructuring, impairments and related costs	2,640	—
Depreciation and amortization	45,319	59,690
Share-based payment expense	3,156	12,363

Adjusted income (loss) from operations	$137,587	$66,015

(21)	ARPU is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Actual
	For the Year Ended December 31,
	2009	2008	2007

Subscriber revenue	$1,191,403	$1,143,327	$1,033,776
Net advertising revenue	18,708	32,753	39,148

Total subscriber and net advertising revenue	$1,210,111	$1,176,080	$1,072,924

Daily weighted average number of subscribers	9,687,489	9,572,997	8,256,659
ARPU	$10.41	$10.24	$10.83

(22)	SAC, as adjusted, per gross subscriber addition is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Actual
	For the Year Ended December 31,
	2009	2008	2007

Subscriber acquisition cost	$124,395	$238,948	$259,143
Less: share-based payment expense granted to third parties and employees	—	—	(9,167)
(Less) Add: margin from direct sales of radios and accessories	(13,399)	(76)	33,670

SAC, as adjusted	$110,996	$238,872	$283,646

Gross subscriber additions	3,184,559	3,956,653	3,893,773
SAC, as adjusted, per gross subscriber addition	$35	$60	$73

(23)	Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Actual
	For the Year Ended December 31,
	2009	2008	2007

Customer service and billing expenses	$128,719	$142,714	$126,776
Less: share-based payment expense	(1,402)	(2,700)	(2,483)

Customer service and billing expenses, as adjusted	$127,317	$140,014	$124,293

Daily weighted average number of subscribers	9,687,489	9,572,997	8,256,659
Customer service and billing expenses, as adjusted, per average subscriber	$1.10	$1.22	$1.25

(24)	Free cash flow is calculated as follows (in thousands):

	Actual
	For the Year Ended December 31,
	2009	2008	2007

Net cash provided by (used in) operating activities	$272,833	$(243,847)	$(154,730)
Additions to property and equipment	(53,465)	(44,290)	(133,338)
Restricted and other investment activity	—	25	1,823

Free cash flow	$219,368	$(288,112)	$(286,245)

(25)	Adjusted income (loss) from operations is calculated as follows (in thousands):

	Actual
	For the Year Ended December 31,
	2009	2008	2007

Reconciliation of Net loss to Adjusted income (loss) from operations:
Net loss	$(246,830)	$(6,753,200)	$(670,849)
Add back Net loss items excluded from Adjusted income (loss) from operations:
Interest and investment income	(2,637)	(6,309)	(14,084)
Interest expense, net of amounts capitalized	289,845	181,092	116,605
Income tax expense (benefit)	2,463	2,475	(939)
Loss (gain) on change in value of embedded derivatives	33,534	(322,347)	—
Loss on extinguishment of debt and credit facilities, net	115,884	—	3,693
Loss on investments	7,026	38,772	56,156
Other (income) expense	(3,446)	4,226	(2,019)

Income (loss) from operations	195,839	(6,855,291)	(511,437)
Impairment of goodwill	—	6,601,046	—
Restructuring, impairments and related costs	32,254	—	—
Depreciation and amortization	191,781	183,059	187,196
Share-based payment expense	35,695	52,459	86,199

Adjusted income (loss) from operations	$455,569	$(18,727)	$(238,042)

(26)	The following tables combine our Predecessor and Successor GAAP Results of operations for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Successor Entity		Predecessor Entity	Combined	Predecessor Entity
	For the Year	August 1, 2008	January 1, 2008	For the Year	For the Year
	Ended	Through	Through	Ended	Ended
	December 31, 2009	December 31, 2008	July 31, 2008	December 31, 2008	December 31, 2007

Revenue:
Subscriber revenue, including effects of rebates	$1,191,403	$472,457	$670,870	$1,143,327	$1,033,776
Advertising revenue, net of agency fees	18,708	10,010	22,743	32,753	39,148
Equipment revenue	29,574	18,991	13,397	32,388	28,333
Other revenue	57,656	9,696	24,184	33,880	35,285

Total revenue	1,297,341	511,154	731,194	1,242,348	1,136,542
Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Satellite and transmission	50,450	29,852	46,566	76,418	81,036
Programming and content	106,858	47,621	117,156	164,777	183,900
Revenue share and royalties	187,355	91,132	166,606	257,738	256,344
Customer service and billing	128,719	59,767	82,947	142,714	126,776
Cost of equipment	16,175	12,299	20,013	32,312	62,003
Sales and marketing	128,347	76,104	126,054	202,158	269,930
Subscriber acquisition costs	124,395	64,865	174,083	238,948	259,143
General and administrative	113,497	47,322	116,444	163,766	188,574
Engineering, design and development	21,671	11,658	23,045	34,703	33,077
Impairment of goodwill	—	6,601,046	—	6,601,046	—
Depreciation and amortization	191,781	94,310	88,749	183,059	187,196
Restructuring, impairments and related costs	32,254	—	—	—	—

Total operating expenses	1,101,502	7,135,976	961,663	8,097,639	1,647,979

Income (loss) from operations	195,839	(6,624,822)	(230,469)	(6,855,291)	(511,437)
Other income (expense)
Interest and investment income	2,637	3,296	3,013	6,309	14,084
Interest expense, net of amounts capitalized	(289,845)	(107,155)	(73,937)	(181,092)	(116,605)
(Loss) gain on change in value of embedded derivatives	(33,534)	322,347	—	322,347	—
Loss on extinguishment of debt and credit facilities, net	(115,884)	—	—	—	(3,693)
Loss on investments	(7,026)	(25,762)	(13,010)	(38,772)	(56,156)
Other income (expense)	3,446	(5,126)	900	(4,226)	2,019

Total other (expense) income	(440,206)	187,600	(83,034)	104,566	(160,351)

Loss before income taxes	(244,367)	(6,437,222)	(313,503)	(6,750,725)	(671,788)
Income tax (expense) benefit	(2,463)	(963)	(1,512)	(2,475)	939

Net loss	(246,830)	(6,438,185)	(315,015)	(6,753,200)	(670,849)
Add: net loss attributable to noncontrolling interests	—	—	(7,443)	(7,443)	(11,532)

Net loss — XM Satellite Radio Holdings Inc. and Subsidiaries	$(246,830)	$(6,438,185)	$(322,458)	$(6,760,643)	$(682,381)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$1,378	$1,282	$2,745	$4,027	$5,024
Programming and content	2,610	2,152	4,949	7,101	8,855
Customer service and billing	1,402	831	1,869	2,700	2,483
Sales and marketing	3,778	2,068	7,047	9,115	24,452
Subscriber acquisition costs	—	—	—	—	9,167
General and administrative	23,581	9,851	13,200	23,051	28,289
Engineering, design and development	2,946	1,790	4,675	6,465	7,929

Total share-based payment expense	$35,695	$17,974	$34,485	$52,459	$86,199

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
As of December 31, 2009, we did not hold or issue any free-standing derivatives. Upon completion of the Merger, the 7% Exchangeable Senior Subordinated Notes due 2014 became settleable in SIRIUS common stock and were subsequently accounted for as embedded derivatives. In the event the debt holders exercise their exchange option, SIRIUS intends to issue common stock to fulfill the obligation.
We hold investments in marketable securities, which consist of certificates of deposit, auction rate certificates and investment in debt and equity securities of other entities. We classify our marketable securities as available-for-sale. We hold an investment in auction rate certificates which are classified as available-for-sale. These securities are consistent with the investment objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
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
Controls and Procedures
As of December 31, 2009, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our President, and David J. Frear, our Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our President and our Treasurer, concluded that our disclosure controls and procedures were effective as of December 31, 2009. There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2009.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our President and our Treasurer, of the effectiveness of our internal control over financial reporting. Our management used the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations to perform this evaluation. Based on that evaluation, our management, including our President and Treasurer, concluded that our internal control over financial reporting was effective as of December 31, 2009.
Audit Report of the Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their audit report appearing on page F-3 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Omitted pursuant to General Instructions I(2)(c) of Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
Omitted pursuant to General Instructions I(2)(c) of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Omitted pursuant to General Instructions I(2)(c) of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Omitted pursuant to General Instructions I(2)(c) of Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Independent Registered Public Accounting Firm
During the fiscal years ended December 31, 2009 and 2008, our independent registered public accounting firm, KPMG LLP, billed us the following fees:

	Successor Entity		Predecessor Entity
	Year Ended	August 1, 2008	January 1, 2008
	December 31, 2009	Through December 31, 2008	Through July 31, 2008
Audit Fees (1)	$426,592	$453,127	$287,857
Audit-Related Fees (2)	25,000	25,000	271,541
Tax Fees	—	—	—
All Other Fees	—	—	—

	$451,592	$478,127	$559,398

(1)	Includes fees for integrated audit, quarterly reviews and regulatory filings.

(2)	Includes fees for agreed upon procedures engagements and benefit plan audits.
All Audit-Related Fees were approved by the Audit Committee of SIRIUS. None of the hours expended on KPMG’s engagement to audit our financial statements for the fiscal years ended December 31, 2009 and December 31, 2008 were attributed to work performed by persons other than KPMG’s full-time, permanent employees.

PART IV

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements, Financial Statement Schedules and Exhibits
(1)	Financial Statements. See Index to Consolidated Financial Statements appearing on page F-1.
(2)	Financial Statement Schedules. See Index to Consolidated Financial Statements appearing on page F-1.
(3)	Exhibits.
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
See Exhibit Index appearing on pages E-1 through E-6 for a list of exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of February 2010.

XM Satellite Radio Holdings Inc.
By:	/s/ David J. Frear
David J. Frear
Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mel Karmazin (Mel Karmazin)	President and Director (Principal Executive Officer)	February 25, 2010

/s/ David J. Frear (David J. Frear)	Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)	February 25, 2010

/s/ Patrick L. Donnelly	Secretary and Director	February 25, 2010
(Patrick L. Donnelly)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of February 2010.

XM Satellite Radio Inc.
By:	/s/ David J. Frear
David J. Frear
Treasurer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mel Karmazin (Mel Karmazin)	President and Director (Principal Executive Officer)	February 25, 2010

/s/ David J. Frear (David J. Frear)	Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)	February 25, 2010

/s/ Patrick L. Donnelly (Patrick L. Donnelly)	Secretary and Director	February 25, 2010

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Statements of Operations for the year ended December 31, 2009 and periods from August 1, 2008 to December 31, 2008 (Successor Periods), and from January 1, 2008 to July 31, 2008 and for the year ended December 31, 2007 (Predecessor Periods)
F-4

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-5

Consolidated Statements of Stockholder’s Deficit and Comprehensive Loss for the year ended December 31, 2009 and periods from August 1, 2008 to December 31, 2008 (Successor Periods), and from January 1, 2008 to July 31, 2008 and for the year ended December 31, 2007 (Predecessor Periods)
F-6

Consolidated Statements of Cash Flows for the year ended December 31, 2009 and periods from August 1, 2008 to December 31, 2008 (Successor Periods), and from January 1, 2008 to July 31, 2008 and for the year ended December 31, 2007 (Predecessor Periods)
F-8

Notes to Consolidated Financial Statements	F-9

Schedule II—Schedule of Valuation and Qualifying Accounts	F-43

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholder of XM Satellite Radio Holdings Inc. and Subsidiaries:
We have audited the accompanying consolidated balance sheets of XM Satellite Radio Holdings Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholder’s deficit and comprehensive loss, and cash flows for the year ended December 31, 2009 and the period from August 1, 2008 to December 31, 2008 (Successor periods), and from January 1, 2008 to July 31, 2008 and for the year ended December 31, 2007 (Predecessor periods). Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of XM Satellite Radio Holdings Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the Successor periods and Predecessor periods in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
McLean, VA
February 25, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholder of XM Satellite Radio Holdings Inc.:
We have audited XM Satellite Radio Holdings Inc and subsidiaries internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). XM Satellite Radio Holdings Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, XM Satellite Radio Holdings Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of XM Satellite Radio Holdings Inc. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholder’s deficit and comprehensive loss, and cash flows for the year ended December 31, 2009 and the period from August 1, 2008 to December 31, 2008 (Successor periods), and the period from January 1, 2008 to July 31, 2008 and for the year ended December 31, 2007 (Predecessor periods), and our report dated February 25, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
McLean, VA
February 25, 2010

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor Entity		Predecessor Entity
	Year Ended	August 1, 2008	January 1, 2008	Year Ended
	December 31,	Through	Through	December 31,
(in thousands)	2009	December 31, 2008	July 31, 2008	2007

Revenue:
Subscriber revenue, including effects of rebates	$1,191,403	$472,457	$670,870	$1,033,776
Advertising revenue, net of agency fees	18,708	10,010	22,743	39,148
Equipment revenue	29,574	18,991	13,397	28,333
Other revenue	57,656	9,696	24,184	35,285

Total revenue	1,297,341	511,154	731,194	1,136,542
Operating expenses (depreciation and amortization shown separately below) (1):
Cost of services:
Satellite and transmission	50,450	29,852	46,566	81,036
Programming and content	106,858	47,621	117,156	183,900
Revenue share and royalties	187,355	91,132	166,606	256,344
Customer service and billing	128,719	59,767	82,947	126,776
Cost of equipment	16,175	12,299	20,013	62,003
Sales and marketing	128,347	76,104	126,054	269,930
Subscriber acquisition costs	124,395	64,865	174,083	259,143
General and administrative	113,497	47,322	116,444	188,574
Engineering, design and development	21,671	11,658	23,045	33,077
Impairment of goodwill	—	6,601,046	—	—
Depreciation and amortization	191,781	94,310	88,749	187,196
Restructuring, impairments and related costs	32,254	—	—	—

Total operating expenses	1,101,502	7,135,976	961,663	1,647,979

Income (loss) from operations	195,839	(6,624,822)	(230,469)	(511,437)
Other income (expense):
Interest and investment income	2,637	3,296	3,013	14,084
Interest expense, net of amounts capitalized	(289,845)	(107,155)	(73,937)	(116,605)
(Loss) gain on change in value of embedded derivatives	(33,534)	322,347	—	—
Loss on extinguishment of debt and credit facilities, net	(115,884)	—	—	(3,693)
Loss on investments	(7,026)	(25,762)	(13,010)	(56,156)
Other income (expense)	3,446	(5,126)	900	2,019

Total other (expense) income	(440,206)	187,600	(83,034)	(160,351)

Loss before income taxes	(244,367)	(6,437,222)	(313,503)	(671,788)
Income tax (expense) benefit	(2,463)	(963)	(1,512)	939

Net loss	(246,830)	(6,438,185)	(315,015)	(670,849)
Add: net loss attributable to noncontrolling interests	—	—	(7,443)	(11,532)

Net loss — XM Satellite Radio Holdings Inc. and Subsidiaries	$(246,830)	$(6,438,185)	$(322,458)	$(682,381)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Satellite and transmission	$1,378	$1,282	$2,745	$5,024
Programming and content	2,610	2,152	4,949	8,855
Customer service and billing	1,402	831	1,869	2,483
Sales and marketing	3,778	2,068	7,047	24,452
Subscriber acquisition costs	—	—	—	9,167
General and administrative	23,581	9,851	13,200	28,289
Engineering, design and development	2,946	1,790	4,675	7,929

Total share-based payment expense	$35,695	$17,974	$34,485	$86,199

See accompanying Notes to the consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands, except share and per share data)	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$212,155	$206,740
Accounts receivable, net	60,042	52,727
Inventory, net	4,016	4,489
Prepaid expenses	75,199	37,351
Related party current assets	103,479	108,613
Deferred tax asset	64,641	38,051
Other current assets	4,585	12,361

Total current assets	524,117	460,332
Property and equipment, net	799,405	874,588
FCC license	2,000,000	2,000,000
Restricted investments	250	120,250
Deferred financing fees, net	5,307	4,797
Intangible assets, net	611,461	688,671
Related party long-term assets	110,439	128,357
Other long-term assets	25,529	34,284

Total assets	$4,076,508	$4,311,279

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$198,219	$237,299
Accrued interest	46,939	50,543
Current portion of deferred revenue	509,216	419,707
Current portion of deferred credit on executory contracts	252,831	234,774
Current maturities of long-term debt	11,382	355,739
Related party current liabilities	181,918	83,930

Total current liabilities	1,200,505	1,381,992
Deferred revenue	162,656	131,255
Deferred credit on executory contracts	784,078	1,037,190
Long-term debt	1,502,349	1,413,596
Long-term related party debt	157,183	—
Deferred tax liability	915,274	886,475
Related party long-term liabilities	17,508	—
Other long-term liabilities	38,851	36,325

Total liabilities	4,778,404	4,886,833

Commitments and contingencies (Note 14)
Stockholder’s deficit:
Common stock, par value $0.01; 1,000 shares authorized; 100 shares issued and outstanding as of December 31, 2009 and 2008	—	—
Accumulated other comprehensive loss, net of tax	(6,581)	(7,871)
Additional paid-in capital	5,989,700	5,870,502
Accumulated deficit	(6,685,015)	(6,438,185)

Total stockholder’s deficit	(701,896)	(575,554)

Total liabilities and stockholder’s deficit	$4,076,508	$4,311,279

See accompanying Notes to the consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT AND COMPREHENSIVE LOSS

	Series A								Accumulated
	Convertible		Class A				Additional		Other	Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholder’s
(in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

Balance at January 1, 2007	5,393,252	$54	305,781,515	$3,058	—	$—	$3,093,894	$(3,498,476)	$3,590	$(397,880)

Net loss	—	—	—	—	—	—	—	(670,849)	—	(670,849)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	(11,532)	—	(11,532)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	125	125
Realized gain on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	125	125
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	5,126	5,126

Total comprehensive loss										(677,005)

Sale of shares of Class A common stock	—	—	27,412	1	—	—	301	—	—	302
Issuance of shares of Class A common stock to third party	—	—	1,853,412	19	—	—	21,981	—	—	22,000
Issuance of shares of Class A common stock from redemption of warrants	—	—	152,898	1	—	—	31	—	—	32
Issuance of shares of Class A common stock through share-based payment plans	—	—	1,086,871	10	—	—	7,900	—	—	7,910
Issuance of shares of restricted Class A common stock, net of cancellations	—	—	8,100,285	81	—	—	(81)	—	—	—
Non-cash share-based payment expense and amortization of restricted stock	—	—	—	—	—	—	64,199	—	—	64,199
Restricted shares withheld for tax upon vesting	—	—	(317,911)	(3)	—	—	(3,858)	—	—	(3,861)

Balance at December 31, 2007	5,393,252	$54	316,684,482	$3,167	—	$—	$3,184,367	$(4,180,857)	$8,966	$(984,303)

Predecessor entity

Net loss for the period January 1, 2008 through July 31, 2008	—	—	—	—	—	—	—	(315,015)	—	(315,015)
Net loss attributable to noncontrolling interest for the period January 1, 2008 through July 31, 2008	—	—	—	—	—	—	—	(7,443)	—	(7,443)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	—	—	(910)	(910)
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(277)	(277)

Total comprehensive loss for the period January 1, 2008 through July 31, 2008										(323,645)

Issuance of shares of Class A common stock from redemption of warrants	—	—	1,251	1	—	—	—	—	—	1
Issuance of shares of Class A common stock through share-based payment plans	—	—	156,431	1	—	—	974	—	—	975
Issuance of shares of restricted Class A common stock, net of cancellations	—	—	2,966,507	29	—	—	(29)	—	—	—
Non-cash share-based payment expense and amortization of restricted stock	—	—	—	—	—	—	34,485	—	—	34,485
Restricted shares withheld for tax upon vesting	—	—	(198,282)	(2)	—	—	(2,532)	—	—	(2,534)
Acquisition transactions	(5,393,252)	(54)	(319,610,389)	(3,196)	100	—	2,619,098	4,503,315	(7,779)	7,111,384

Balance at July 31, 2008	—	—	—	$—	100	$—	$5,836,363	$—	$—	$5,836,363

See accompanying Notes to the consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT AND COMPREHENSIVE LOSS

	Series A								Accumulated
	Convertible		Class A				Additional		Other	Total
	Preferred Stock		Common Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholder’s
(in thousands, except share data)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit

Successor entity

Balance at August 1, 2008	—	$—	—	$—	100	$—	$5,836,363	$—	$—	$5,836,363

Net loss for the period August 1, 2008 through December 31, 2008	—	—	—	—	—	—	—	(6,438,185)	—	(6,438,185)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(1,040)	(1,040)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(6,831)	(6,831)

Total comprehensive loss for the period August 1, 2008 through December 31, 2008										(6,446,056)
Contributed capital	—	—	—	—	—	—	(701)	—	—	(701)
Compensation in connection with the issuance of share-based awards	—	—	—	—	—	—	34,924	—	—	34,924
Restricted shares withheld for tax upon vesting	—	—	—	—	—	—	(84)	—	—	(84)

Balance at December 31, 2008	—	$—	—	$—	100	$—	$5,870,502	$(6,438,185)	$(7,871)	$(575,554)

Net loss — XM Satellite Radio Holdings Inc. and Subsidiaries	—	—	—	—	—	—	—	(246,830)	—	(246,830)
Other comprehensive income:
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—	473	473
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	817	817

Total comprehensive loss										(245,540)
Non-cash capital contributions from SIRIUS XM	—	—	—	—	—	—	119,198	—	—	119,198

Balance at December 31, 2009	—	$—	—	$—	100	$—	$5,989,700	$(6,685,015)	$(6,581)	$(701,896)

See accompanying Notes to the consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor Entity		Predecessor Entity
	Year Ended	August 1, 2008	January 1, 2008	Year Ended
	December 31,	Through	Through	December 31,
(in thousands)	2009	December 31, 2008	July 31, 2008	2007

Cash flows from operating activities:
Net loss — XM Satellite Radio Holdings Inc. and Subsidiaries	$(246,830)	$(6,438,185)	$(322,458)	$(682,381)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	191,781	94,310	88,749	187,196
Impairment of goodwill	—	6,601,046	—	—
Non-cash interest expense	82,357	23,674	7,023	9,733
Provision for doubtful accounts	15,649	7,529	8,523	12,740
Amortization of deferred income related to equity method investment	(2,776)	(1,156)	(5,829)	(9,993)
Loss on investments	7,026	25,762	13,010	56,156
Loss on extinguishment of debt and credit facilities, net	115,884	—	—	3,693
Restructuring, impairments and related costs	26,411	—	—	—
Share-based payment expense	35,695	17,974	34,485	86,199
(Gain) loss on change in value of embedded derivatives	33,534	(322,347)	—	—
Deferred income taxes	2,463	963	1,512	(939)
Other non-cash purchase price adjustments	(202,054)	(68,106)	—	—
Other	—	1,643	7,412	11,524
Changes in operating assets and liabilities:
Accounts receivable	(22,964)	(12,832)	7,597	(14,054)
Inventory	473	(1,273)	5,558	5,718
Related party assets	23,052	758	2,050	3,448
Prepaid expenses and other current assets	1,115	(8,800)	(20,599)	(3,480)
Restricted investments	—	—	(120,000)	—
Other long-term assets	61,726	(10,346)	378	(3,265)
Accounts payable and accrued expenses	(51,549)	(9,310)	(30,477)	73,676
Accrued interest	551	21,158	12,558	(1,655)
Deferred revenue	90,532	32,526	47,599	91,834
Related party liabilities	81,953	11,627	6,557	19,287
Other long-term liabilities	28,804	40,624	5,266	(167)

Net cash provided by (used in) operating activities	272,833	7,239	(251,086)	(154,730)

Cash flows from investing activities:
Additions to property and equipment	(53,465)	(13,447)	(30,843)	(133,338)
Purchase of restricted and other investments	—	—	(34,825)	—
Sale of restricted and other investments	—	25,400	—	1,823

Net cash (used in) provided by investing activities	(53,465)	11,953	(65,668)	(131,515)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	964	8,244
Long-term borrowings, net of costs	388,399	531,743	1,023,190	284,238
Related party long-term borrowings, net of costs	93,818	—	—	—
Payment of premiums on redemption of debt	(17,075)	(18,693)	—	(3,693)
Payments to noncontrolling interest	—	(61,880)	(6,897)	(9,486)
Repayment of long-term borrowings	(579,095)	(1,083,143)	(35,210)	(52,544)
Repayment of long-term related party borrowings	(100,000)	—	—	—
Other, net	—	—	(2,458)	(2,044)

Net cash (used in) provided by financing activities	(213,953)	(631,973)	979,589	224,715

Net increase (decrease) in cash and cash equivalents	5,415	(612,781)	662,835	(61,530)
Cash and cash equivalents at beginning of period	206,740	819,521	156,686	218,216

Cash and cash equivalents at end of period	$212,155	$206,740	$819,521	$156,686

	Successor Entity		Predecessor Entity
	Year Ended	August 1, 2008	January 1, 2008	Year Ended
	December 31,	Through	Through	December 31,
	2009	December 31, 2008	July 31, 2008	2007

Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$198,662	$62,360	$54,626	$108,742
Non-cash investing and financing activities:
Non-cash capital contributions from SIRIUS XM	119,198	—	—	—
Property acquired through capital leases	1,208	—	4,465	9,453
Release of restricted investments	120,000	—	—	—
See accompanying Notes to the consolidated financial statements.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise stated)
(1) Business
We broadcast our music, sports, news, talk, entertainment, traffic and weather channels in the United States for a subscription fee through our proprietary satellite radio system. Our system consists of four in-orbit satellites, over 650 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. Subscribers can also receive certain of our music and other channels over the Internet.
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
Our satellite radios are primarily distributed through automakers (“OEMs”), nationwide through retail locations and our website. We have agreements with major automakers to offer our satellite radios as factory or dealer-installed equipment in their vehicles. Our radios are also offered to customers of rental car companies.
Our primary source of revenue is subscription fees, with most of our customers subscribing to an annual, semi-annual, quarterly or monthly plan. We offer discounts for prepaid and long-term subscriptions as well as discounts for multiple subscriptions on each platform. We also derive revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as our data and weather services.
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
XM Satellite Radio Inc. (“XM”) was incorporated on December 15, 1992 in the State of Delaware. XM Holdings was formed as a holding company for XM on May 16, 1997.
As of December 31, 2009, the principal differences between the financial conditions of XM Holdings and XM were:
•	the ownership by XM Holdings of the corporate headquarters and data center buildings and the lease of these buildings to XM;
•	XM-1, XM-2, and the transponders of XM-3 and XM-4 are owned by XM; and XM-5 and the bus portions of XM-3 and XM-4 are owned by XM Holdings;
•	the presence at XM Holdings of additional indebtedness, primarily the 10% Senior PIK Secured Notes due 2011 (of which $58,800 is held by XM) and $227,515 of 14.75% PIK Notes due 2014 issued by XM Holdings to XM in December 2009, neither of which is guaranteed by XM;
•	the investment by XM Holdings in XM Canada (including related revenue and deferred income); and
•	the existence of additional cash balances at XM Holdings.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
The accompanying consolidated financial statements of XM Satellite Radio Holdings Inc. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). All significant intercompany transactions have been eliminated in consolidation.
Basis of Presentation
XM Holdings operates as an unrestricted subsidiary of SIRIUS under its existing indebtedness. As an unrestricted subsidiary, transactions between the companies are required to comply with various contractual restrictions in our existing debt instruments. SIRIUS allocates certain expenses to us based on the estimated costs incurred by SIRIUS that pertain to us. Additionally, certain costs incurred by us benefit SIRIUS and are allocated to SIRIUS based on estimated costs incurred by us pertaining to SIRIUS. We settle amounts due between the parties on a semi-monthly and monthly basis, except for share-based payment arrangements which are settled at times agreed to between us and SIRIUS. Our financial position, results of operations and cash flows could differ from those that might have resulted had we operated autonomously. As a result of the Merger, certain of our predecessor accounting policies were changed to conform with SIRIUS’ current accounting policies. These changes have not had, and are not expected to have, a material impact on our consolidated financial statements.
In connection with the Merger, our assets and liabilities were adjusted to fair value at the acquisition date by application of “push-down” accounting. Accordingly, results of operations may not be comparable between the accompanying Successor and Predecessor periods.
We have evaluated events subsequent to the balance sheet date and prior to filing of this Annual Report on Form 10-K for the year ended December 31, 2009 through February 25, 2010 and determined there have not been any events that have occurred that would require adjustment to our consolidated financial statements.
(3) Summary of Significant Accounting Policies
Use of Estimates
In presenting consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and accompanying notes. Additionally, estimates were used when recording the fair values of our assets acquired and liabilities assumed in the Merger. Estimates, by their nature, are based on judgment and available information. Actual results could differ materially from those estimates.
Significant estimates inherent in the preparation of the accompanying consolidated financial statements include revenue recognition, asset impairment, useful lives of our satellites, valuation of embedded derivatives and valuation allowances against deferred tax assets. The economic conditions in the United States have impacted our business. Such conditions could have a material impact to our accounting estimates.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
Recent Accounting Pronouncements
In September 2009, Accounting Standards Codification (“ASC”) became the source of authoritative GAAP recognized by the Financial Accounting Standards Board (“FASB”) for nongovernmental entities, except for certain FASB Statements not yet incorporated into ASC. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for registrants. The discussion below includes the applicable ASC reference.
In July 2009, the FASB proposed an update to ASC 470 to incorporate the previously ratified EITF No. 09-1, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance, into the ASC. This proposed standard would require share-lending arrangements in an entity’s own shares to be initially measured at fair value and treated as an issuance cost, excluded from basic and diluted earnings per share, and recognize a charge to earnings if it becomes probable the counterparty will default on the arrangement. This guidance was adopted as of January 1, 2010, as required, on a retrospective basis for all arrangements outstanding as of that date. We will recognize an aggregate increase in the deferred financing costs associated with our 7% Exchangeable Senior Subordinated Notes due 2014 of approximately $257,000 as of the Merger date, offset by approximately $30,000 of accumulated amortization through December 31, 2009.
We adopted ASC 810-10-65, Transition and Open Effective Date Information, which requires a parent with one or more less-than-wholly-owned subsidiaries to disclose, on the face of the consolidated financial statements, the amount of consolidated net income attributable to the parent and noncontrolling interest. We adopted this guidance effective January 1, 2009, which impacted the Predecessor periods results of operations.
We adopted ASC 855, Subsequent Events, which requires disclosure of events occurring after the balance sheet date but before financial statements are issued or are available to be issued. We adopted this guidance effective April 1, 2009, with no impact on our consolidated results of operations or financial position.
In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which integrated existing accounting standards with other authoritative guidance to provide a single source of authoritative GAAP for nongovernmental entities. Statement 168 has not been incorporated into ASC and is effective for interim and annual periods ending after September 15, 2009. We adopted this guidance effective July 1, 2009, with no impact on our consolidated results of operations or financial position.
Revenue Recognition
We derive revenue primarily from subscribers, advertising and direct sales of merchandise. Revenue from subscribers consists of subscription fees; agreements with daily rental fleet programs; non-refundable activation and other fees; and the effects of rebates. Revenue is recognized as it is realized or realizable and earned.
We recognize subscription fees as our services are provided. Prepaid subscription fees are recorded as deferred revenue and amortized to revenue ratably over the term of the applicable subscription plan.
In certain cases, automakers include a subscription to our radio services in the sale or lease price of vehicles. The length of these prepaid subscriptions varies, but is typically three months. Prepaid subscription fees received from certain automakers are recorded as deferred revenue and amortized to revenue ratably over the service period, which commences upon retail sale and activation. We reimburse automakers for certain costs associated with the satellite radio installed in the applicable vehicle at the time the vehicle is manufactured. The associated payments to the automakers are included in Subscriber acquisition costs. These payments are included in Subscriber acquisition costs because we are responsible for providing the service to the customers, including being obligated to the customers in the case of an interruption of service.
Activation fees are recognized ratably over the estimated term a subscriber will use the activated radio, estimated to be approximately 3.5 years during 2009. The estimated term of subscriber equipment usage is based on historical experience.
We record an estimate of rebates that are paid by us to subscribers as a reduction to revenue in the period the subscriber activates service. For certain rebate promotions, a subscriber must remain active for a specified period of time to be considered eligible. In those instances, the estimate is recorded as a reduction to revenue over the required activation period. We estimate the effects of mail-in rebates based on actual take-rates for rebate incentives offered in prior periods, adjusted as deemed necessary based on take-rate data available at the time. In subsequent periods, estimates are adjusted when necessary. For instant rebate promotions, we record the consideration paid to the consumer as a reduction to revenue in the period the customer participates in the promotion.
We recognize revenue from the sale of advertising as the advertising is broadcast. Agency fees are calculated based on a stated percentage applied to gross billing revenue for our advertising inventory and are reported as a reduction of Advertising revenue. We pay certain third parties a percentage of Advertising revenue. Advertising revenue is recorded gross of such revenue share payments as we are the primary obligor in the transaction. Advertising revenue share payments are recorded to Revenue share and royalties during the period in which the advertising is broadcast.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
Equipment revenue and royalties from the sale of satellite radios, components and accessories is recognized upon shipment, net of discounts and rebates. Shipping and handling costs billed to customers are recorded as revenue. Shipping and handling costs associated with shipping goods to customers are reported as a component of Cost of equipment.
Programming Costs
Programming costs which are for a specified number of events are amortized on an event-by-event basis; programming costs which are for a specified season or period are amortized over the season or period on a straight-line basis. We allocate a portion of certain programming costs which are related to sponsorship and marketing activities to sales and marketing expenses on a straight-line basis over the term of the agreement.
Advertising Costs
Media is expensed when aired and advertising production costs are expensed as incurred. Market development funds are fixed and variable payments to reimburse retailers for the cost of advertising and other product awareness activities. Fixed market development funds are expensed over the periods specified in the applicable agreement; variable costs are expensed at the time a subscriber is activated. For the year ended December 31, 2009, the periods August 1, 2008 through December 31, 2008 and January 1, 2008 through July 31, 2008 and the year ended December 31, 2007, we recorded advertising costs of $66,805, $28,384, $46,418 and $141,529, respectively. These costs are reflected in Sales and marketing expense in our consolidated statements of operations.
Stock-Based Compensation
We account for equity instruments granted to employees in accordance with ASC 718, Compensation — Stock Compensation. ASC 718 requires all share-based compensation payments to be recognized in the financial statements based on fair value using an option pricing model. ASC 718 requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from initial estimates. We use the Black-Scholes-Merton option-pricing model to value stock option awards and have elected to treat awards with graded vesting as a single award.
Fair value as determined using the Black-Scholes-Merton model varies based on assumptions used for the expected life, expected stock price volatility and risk-free interest rates. We estimate the fair value of awards granted using the hybrid approach for volatility, which weights observable historical volatility and implied volatility of qualifying actively traded options on SIRIUS’ common stock (Successor periods), and implied volatility on XM Holdings’ common stock (Predecessor periods). The expected life assumption represents the weighted-average period stock-based awards are expected to remain outstanding. These expected life assumptions are established through a review of historical exercise behavior of stock-based award grants with similar vesting periods. Where historical patterns do not exist, contractual terms are used. The risk-free interest rate represents the daily treasury yield curve rate at the grant date based on the closing market bid yields on actively traded U.S. treasury securities in the over-the-counter market for the expected term. Our assumptions may change in future periods.
Equity instruments granted to non-employees are accounted for in accordance with ASC 505, Equity. The final measurement date for the fair value of equity instruments with performance criteria is the date that each performance commitment for such equity instrument is satisfied or there is a significant disincentive for non-performance.
Stock-based awards granted to employees, non-employees and members of our Predecessor board of directors include warrants, stock options, restricted stock and restricted stock units.
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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
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
We record product warranty obligations in accordance with ASC 460, Guarantees, which requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. We warrant that certain products sold through our retail and direct to consumer distribution channels will perform in all material respects in accordance with specifications in effect at the time of the purchase of the products by the customer. We recorded a liability for costs that we expect to incur under our warranty obligations when the product is shipped from the manufacturer. Factors affecting the warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. We periodically assess the adequacy of our warranty liability based on changes in these factors.
Research & Development Costs
Research and development costs are expensed as incurred and primarily include the cost of new product development, chip set design, software development and engineering. For the year ended December 31, 2009, the periods August 1, 2008 through December 31, 2008 and January 1, 2008 through July 31, 2008 and the year ended December 31, 2007, we recorded research and development costs of $21,671, $11,658, $23,045 and $33,077, respectively. These costs are reported as a component of Engineering, design and development expense in our consolidated statements of operations.
Income Taxes
Deferred income taxes are recognized for the tax consequences related to temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes at each year-end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized when necessary based on the weight of all available evidence, it is considered more-likely-than-not that all or some portion of the deferred tax assets will not be realized. Income tax expense is the sum of current income tax plus the change in deferred tax assets and liabilities.
ASC 740, Income Taxes, requires a company to first determine whether it is more-likely-than-not (defined as a likelihood of more than fifty percent) that a tax position will be sustained based on its technical merits as of the reporting date, assuming that taxing authorities will examine the position and have full knowledge of all relevant information. A tax position that meets this more-likely-than-not threshold is then measured and recognized at the largest amount of benefit that is greater than fifty percent likely to be realized upon effective settlement with a taxing authority.
Subsequent to the Merger, we became a part of the SIRIUS consolidated group for income tax return filing purposes; however, our provision for income taxes is recorded as if we filed separately. We report revenues net of any tax assessed by a governmental authority that is both imposed on, and concurrent with, a specific revenue-producing transaction between a seller and a customer in our consolidated statements of operations.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand, money market funds, certificates of deposit, in-transit credit card receipts and highly liquid investments with an original maturity of three months or less when purchased. Cash and cash equivalents are stated at fair market value.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
Accounts Receivable
Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Our allowance for doubtful accounts considers historical experience, the age of amounts due, current economic conditions and other factors that may affect the debtor’s ability to pay.
Accounts receivable, net, consists of the following:

	December 31,
	2009	2008
Gross accounts receivable	$65,399	$58,926
Allowance for doubtful accounts	(5,357)	(6,199)

Total accounts receivable, net	$60,042	$52,727

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
Inventory, net, consists of the following:

	December 31,
	2009	2008
Raw materials	$5,002	$5,781
Finished goods	4,975	6,898
Allowance for obsolescence	(5,961)	(8,190)

Total inventory, net	$4,016	$4,489

Investments
Marketable Securities — Marketable securities consist of certificates of deposit, auction rate certificates and investments in debt and equity securities of other entities. Our investment policy objectives are the preservation of capital, maintenance of liquidity to meet operating requirements and yield maximization. Marketable securities are classified as available-for-sale securities and carried at fair market value. Unrealized gains and losses on available-for-sale securities are included in Accumulated other comprehensive (loss) income, net of tax, as a separate component of Stockholder’s deficit. Realized gains and losses, dividends and interest income, including amortization of the premium or discount arising at purchase, are included in Interest and investment income. The specific-identification method is used to determine the cost of all securities and the basis by which amounts are reclassified from Accumulated other comprehensive (loss) income into earnings.
We received proceeds from the sale or maturity of marketable securities of $0, $0, $0, and $1,823 for the year ended December 31, 2009, the periods August 1, 2008 through December 31, 2008 and January 1, 2008 through July 31, 2008 and the year ended December 31, 2007, respectively. We recorded $473 of net unrealized gains on marketable securities for the year ended December 31, 2009 and $1,040 of net unrealized losses on marketable securities for the year ended December 31, 2008.
Restricted Investments — We have escrow deposits, certificates of deposit, money market funds and interest-bearing accounts which are restricted as to their withdrawal. We received proceeds from the release of restricted investments of $0, $25,400, $0, and $0 for the year ended December 31, 2009, the periods August 1, 2008 through December 31, 2008 and January 1, 2008 through July 31, 2008 and the year ended December 31, 2007, respectively.
Equity Method Investments — Investments in which we have the ability to exercise significant influence but not control are accounted for pursuant to the equity method of accounting. We recognize our proportionate share of net earnings or losses of our affiliates as they occur as a component of Other (expense) income in our consolidated statements of operations. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. The difference between the carrying value and the estimated fair value of our equity method investment is recognized as an impairment loss when the loss is deemed to be other than temporary.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
Cost Method Investments — Investments in equity securities that do not have readily determinable fair values and in which we do not have a controlling interest or are unable to exert significant influence are recorded at cost.
ASC 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy for input into valuation techniques as follows: i) Level 1 input — unadjusted quoted prices in active markets for identical instrument; ii) Level 2 input — observable market data for same or similar instrument but not Level 1; and iii) Level 3 input — unobservable inputs developed using management’s assumptions about the inputs used for pricing the asset or liability. We use Level 3 inputs to fair value our investments in auction rate certificates issued by student loan trusts and the 8% convertible unsecured subordinated debentures issued by XM Canada, as well as to fair value the embedded derivatives associated with our 10% senior secured discount convertible notes and our 7% exchangeable senior subordinated notes. See Note 9, Investments and Note 11, Debt, respectively.
Investments are periodically reviewed for impairment and a write down is recorded whenever declines in fair value below carrying value are determined to be other than temporary. In making this determination, we consider, among other factors, the severity and duration of the decline as well as the likelihood of a recovery within a reasonable timeframe.
Property and Equipment
Property and equipment, including satellites, are stated at cost less accumulated depreciation and amortization. Equipment under capital leases is stated at the present value of minimum lease payments. Depreciation and amortization are calculated using the straight-line method over the following estimated useful lives:

Satellite system	2 - 15 years
Terrestrial repeater network	3 - 15 years
Broadcast studio equipment	3 - 15 years
Capitalized software and hardware	3 - 7 years
Satellite telemetry, tracking and control facilities	3, 4, 11 or 15 years
Furniture, fixtures, equipment and other	2 - 7 years
Building and improvements	14 - 47 years
Leasehold improvements	Lesser of useful life or remaining lease term
We review long-lived assets, such as property and equipment, and purchased intangibles subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds the estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value of the asset.
Goodwill and Other Intangible Assets
Goodwill represents the purchase price paid by SIRIUS in excess of the net amount assigned to our identifiable assets acquired and liabilities assumed by SIRIUS in the Merger. During 2008, we recognized an impairment charge of $6,601,046, resulting in the complete elimination of goodwill as of December 31, 2008.
Other intangible assets with indefinite lives are tested for impairment at least annually or more frequently if indicators of impairment exist.
Other intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment under the provisions of ASC 360-10-35, Property, Plant and Equipment/Overall/Subsequent Measurement.
Restructuring Accruals
In connection with the Merger, we identified $74,473 of costs associated with reductions in staffing levels and consolidations, which was comprised of $66,515 in severance and related benefits and $7,958 in lease and other contract termination costs. These costs were recognized as assumed liabilities in the business combination. During 2009, we identified an additional $2,622 in severance and related benefits and $3,882 in lease and other contract termination costs. During 2009 and 2008, we paid $32,036 and $38,676, respectively, in severance and related benefits and lease and other contract termination costs and the balance as of December 31, 2009 was $10,265.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
Reclassifications
Certain amounts in our prior period consolidated financial statements have been reclassified to conform to our current period presentation.
Allocations
SIRIUS allocates various expenses to us based on the estimated costs incurred by SIRIUS that pertain to us. Certain costs incurred by us benefit SIRIUS and are charged to SIRIUS based on estimated costs incurred by us pertaining to SIRIUS.
(4) Intangible Assets
Intangible assets consisted of the following:

		December 31, 2009			December 31, 2008
		Gross		Net	Gross		Net
	Weighted Average	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value

Indefinite life intangible assets
FCC licenses	Indefinite	$2,000,000	$—	$2,000,000	$2,000,000	$—	$2,000,000
Trademark	Indefinite	250,000	—	250,000	250,000	—	250,000
Definite life intangible assets
Subscriber relationships	9 years	$380,000	$(91,186)	$288,814	$380,000	$(29,226)	$350,774
Proprietary software	6 years	16,552	(6,823)	9,729	16,552	(2,285)	14,267
Developed technology	10 years	2,000	(283)	1,717	2,000	(83)	1,917
Licensing agreements	9.1 years	75,000	(13,906)	61,094	75,000	(4,090)	70,910
Leasehold interests	7.4 years	132	(25)	107	908	(105)	803

Total intangible assets		$2,723,684	$(112,223)	$2,611,461	$2,724,460	$(35,789)	$2,688,671

Indefinite Life Intangible Assets
We have identified our FCC licenses and our trademark as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use.
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
In connection with the Merger, $250,000 of the purchase price was allocated to our trademark. As of December 31, 2009 there are no legal, regulatory or contractual limitations associated with our trademark.
We evaluate our indefinite life intangible assets for impairment on an annual basis. During the year ended December 31, 2009 and the period August 1, 2008 through December 31, 2008, no impairment loss was recorded for intangible assets with indefinite lives.
Definite Life Intangible Assets
Definite life intangible assets consist primarily of subscriber relationships of $380,000 that were fair valued as a result of the Merger. Subscriber relationships are amortized on an accelerated basis over 9 years, which reflects the estimated pattern in which the economic benefits will be consumed. Other definite life intangible assets include certain licensing agreements of $75,000, which are being amortized over a weighted average useful life of 9.1 years on a straight-line basis.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
Amortization expense was $76,587, $35,789, $0 and $0 for the year ended December 31, 2009, the periods August 1, 2008 through December 31, 2008 and January 1, 2008 through July 31, 2008 and the year ended December 31, 2007, respectively. Expected amortization expense for each of the fiscal years through December 31, 2013 and for periods thereafter is as follows:

Year ending December 31,	Amount

2010	$65,916
2011	58,850
2012	53,420
2013	47,097
2014	38,619
Thereafter	97,559

Total intangibles, net	$361,461

(5) Subscriber Revenue
Subscriber revenue consists of subscription fees, non-refundable activation and other fees and the effects of rebates. Revenues received from automakers for prepaid subscriptions included in the sale or lease price of vehicles are also included in subscriber revenue over the service period, after sale or subscriber activation.
Subscriber revenue consists of the following:

	Successor Entity		Predecessor Entity
	Year Ended	August 1, 2008	January 1, 2008	Year Ended
	December 31,	Through	Through	December 31,
	2009	December 31, 2008	July 31, 2008	2007

Subscription fees	$1,188,195	$472,800	$659,775	$1,016,720
Activation fees	3,488	319	11,855	19,354
Effect of rebates	(280)	(662)	(760)	(2,298)

Total subscriber revenue	$1,191,403	$472,457	$670,870	$1,033,776

(6) Interest Costs
We capitalize a portion of the interest on funds borrowed to finance the construction costs of our satellites. The following is a summary of our interest costs:

	Successor Entity		Predecessor Entity
	Year Ended	August 1, 2008	January 1, 2008	Year Ended
	December 31,	Through	Through	December 31,
	2009	December 31, 2008	July 31, 2008	2007

Interest costs charged to expense	$289,845	$107,155	$73,937	$116,605
Interest costs capitalized	33,508	10,737	6,852	7,054

Total interest costs incurred	$323,353	$117,892	$80,789	$123,659

Included in interest costs incurred is non-cash interest expense, consisting of amortization related to original issue discounts and deferred financing fees. This non-cash interest was $82,357, $23,674, $7,023 and $9,733 for the year ended December 31, 2009, the periods August 1, 2008 through December 31, 2008 and January 1, 2008 through July 31, 2008 and the year ended December 31, 2007, respectively.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(7) Property and Equipment
Property and equipment, net, consists of the following:

	December 31,
	2009	2008
Satellite system	$490,126	$490,126
Terrestrial repeater network	41,604	41,850
Leasehold improvements	7,250	6,762
Broadcast studio equipment	7,957	7,804
Capitalized software and hardware	53,772	53,986
Satellite telemetry, tracking and control facilities	32,877	33,542
Furniture, fixtures, equipment and other	27,418	26,076
Land	38,100	38,100
Building	53,851	53,887
Construction in progress	223,083	181,856

Total property and equipment	976,038	933,989
Accumulated depreciation and amortization	(176,633)	(59,401)

Property and equipment, net	$799,405	$874,588

Depreciation and amortization expense on property and equipment was $115,194, $58,521, $88,749 and $187,196 for the year ended December 31, 2009, the periods August 1, 2008 through December 31, 2008 and January 1, 2008 through July 31, 2008 and the year ended December 31, 2007, respectively.
Satellites
We own four orbiting satellites; two of which, XM-3 and XM-4, currently transmit our signal and two of which, XM-1 and XM-2, serve as in-orbit spares. Our satellites were launched in March 2001, May 2001, February 2005 and October 2006.
Space Systems/Loral has constructed our fifth satellite, XM-5, for use in our system. In 2006, we entered into an agreement with Sea Launch to secure a launch for XM-5. In June 2009, Sea Launch filed for bankruptcy protection under Title 11 of the United States Code and as a result, we recorded a charge of $24,196 to Restructuring, impairments and related costs in our consolidated statements of operations for amounts previously paid, including capitalized interest. In October 2009, XM Holdings terminated its satellite launch agreement with Sea Launch with the consent of the Bankruptcy Court. In October 2009, SIRIUS entered into an agreement with International Launch Services (“ILS”) to secure a satellite launch for XM-5 on a Proton rocket.
(8) Related Party Transactions
We had the following related party balances at December 31, 2009 and 2008:

	Related party		Related party		Related party		Related party		Related party
	current assets		long-term assets		current liabilities		long-term liabilities		long-term debt
	December 31,		December 31,		December 31,		December 31,		December 31,
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008

Liberty Media	$—	$—	$646	$—	$4,589	$—	$—	$—	$157,183	$—
XM Canada	1,011	1,844	24,429	12,061	—	—	—	—	—	—
General Motors	99,554	104,575	85,364	116,296	93,107	63,023	17,508	—	—	—
American Honda	2,914	2,194	—	—	3,841	4,190	—	—	—	—
SIRIUS	—	—	—	—	80,381	16,717	—	—	—	—

Total	$103,479	$108,613	$110,439	$128,357	$181,918	$83,930	$17,508	$—	$157,183	$—

Liberty Media
Liberty Media Corporation and its affiliate, Liberty Media, LLC (collectively, “Liberty Media”), is the holder of SIRIUS’ Convertible Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), has representatives on SIRIUS’ board of directors and is considered a related party. See Note 11, Debt, to our consolidated financial statements for further information regarding indebtedness previously owed to Liberty Media.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
Investment Agreement
On February 17, 2009, SIRIUS entered into an Investment Agreement (the “Investment Agreement”) with Liberty Media. Pursuant to the Investment Agreement, in March 2009 SIRIUS issued to Liberty Radio, LLC 12,500,000 shares of Series B Preferred Stock with a liquidation preference of $0.001 per share in partial consideration for certain loan investments.
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
Liberty Media has advised us that as of December 31, 2009 it owned the following principal amounts of our debt:

	December 31,
	2009	2008
11.25% Senior Secured Notes due 2013	$87,000	$—
13% Senior Notes due 2013	76,000	—
7% Exchangeable Senior Subordinated Notes due 2014	11,000	—

Total	$174,000	$—

As of December 31, 2009, we recorded $4,589 related to accrued interest with Liberty Media to Related party current liabilities. We recognized Interest expense related to Liberty Media of $41,098 for the year ended December 31, 2009.
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
The estimated fair value of deferred revenue from XM Canada as of the Merger date was approximately $34,000, and is being amortized on a straight-line basis over the remaining expected term of the agreements. As of December 31, 2009 and 2008, the carrying value of Deferred revenue related to XM Canada was $31,568 and $36,002, respectively.
We have extended a Cdn$45,000 standby credit facility to XM Canada which can be utilized to purchase terrestrial repeaters or finance the payment of subscription fees. The facility matures on December 31, 2012 and bears interest at a rate of 17.75% per annum. We have the right to convert unpaid principal amounts into Class A subordinate voting shares of XM Canada at the price of Cdn$16.00 per share. As of December 31, 2009 and 2008, amounts drawn by XM Canada on this facility in lieu of payment of subscription fees recorded in Related party long-term assets were $18,429 and $8,311, respectively.
As of December 31, 2009 and 2008, amounts due from XM Canada (in addition to the amounts drawn on the standby credit facility) recorded in Related party long-term assets were $6,000 and $3,750, respectively.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -Continued
(Dollar amounts in thousands, unless otherwise stated)
We recorded the following revenue from XM Canada as Other revenue in our consolidated statements of operations, in connection with the agreements above:

	Successor Entity		Predecessor Entity
	Year Ended	August 1, 2008	January 1, 2008	Year Ended
	December 31,	Through	Through	December 31,
	2009	December 31, 2008	July 31, 2008	2007

Amortization of XM Canada deferred income	$2,776	$1,156	$5,829	$9,993
Subscriber and activation fees royalties	11,603	97	422	333
Licensing fee revenue	6,000	2,500	3,500	4,875
Advertising reimbursements	1,067	366	833	1,083

Total revenue from XM Canada	$21,446	$4,119	$10,584	$16,284

General Motors and American Honda
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
We recorded the following total revenue from GM and American Honda, primarily consisting of subscriber revenue, in connection with the agreements above:

	Successor Entity		Predecessor Entity
	Year Ended	August 1, 2008	January 1, 2008	Year Ended
	December 31,	Through	Through	December 31,
	2009	December 31, 2008	July 31, 2008	2007

General Motors	$31,037	$16,803	$25,394	$36,047
American Honda	12,254	7,504	10,599	18,385

Total	$43,291	$24,307	$35,993	$54,432

We have incurred the following expenses with GM and American Honda:

	Successor Entity				Predecessor Entity
			August 1, 2008		January 1, 2008
	Year Ended		Through		Through		Year Ended
	December 31, 2009		December 31, 2008		July 31, 2008		December 31, 2007
	General	American	General	American	General	American	General	American
	Motors	Honda	Motors	Honda	Motors	Honda	Motors	Honda

Sales and marketing	$31,595	$500	$16,115	$815	$28,377	$1,575	$47,067	$1,672
Revenue share and royalties	58,992	6,541	36,305	2,051	79,869	1,901	111,169	843
Subscriber acquisition costs	34,895	5,397	30,975	3,433	88,300	4,675	145,338	6,003
Customer service and billing	268	—	119	—	90	—	230	—
Interest expense, net of amounts capitalized	4,644	—	51	—	488	—	—	—

Total	$130,394	$12,438	$83,565	$6,299	$197,124	$8,151	$303,804	$8,518

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
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
We recorded total advertising revenue allocated from SIRIUS of $12,326 and $265 for the year ended December 31, 2009 and the period August 1, 2008 through December 31, 2008, respectively.
We recognized total allocated net operating expenses with SIRIUS of $170,704 and $20,914 for the year ended December 31, 2009 and the period August 1, 2008 through December 31, 2008, respectively.
(9) Investments
Investments consist of the following:

	December 31,
	2009	2008
Investment in XM Canada	$2,390	$8,873
Investment in XM Canada debentures	2,970	2,542
Auction rate certificates	8,556	7,985
Restricted investments	250	120,250

Total investments	$14,166	$139,650

XM Canada
Our investment in XM Canada is recorded using the equity method since we have significant influence, but less than a controlling voting interest in XM Canada. Under this method, our investment in XM Canada is adjusted quarterly to recognize our share of net earnings or losses as they occur, rather than at the time dividends or other distributions are received, limited to the extent of our investment in, advances to, and commitments to fund XM Canada. We have a 23.33% economic interest in XM Canada.
Our share of net earnings or losses of XM Canada is recorded (on a one-month lag) to Gain (loss) on investments in our consolidated statements of operations. We evaluate our investment in XM Canada periodically and record an impairment charge to Gain (loss) on investments in our consolidated statements of operations if we determine that decreases in fair value are considered to be other than temporary. In addition, any payments received from the Canadian Investments in excess of the carrying value of our investments in, advances to and commitments to such entity is recorded to Gain (loss) on investments in our consolidated statements of operations.
We recorded the following amounts to Gain (loss) on investments:

	Successor Entity		Predecessor Entity
	Year Ended	August 1, 2008	January 1, 2008	Year Ended
	December 31,	Through	Through	December 31,
	2009	December 31, 2008	July 31, 2008	2007

Share of XM Canada net loss	$(2,292)	$(9,309)	$(10,385)	$(16,491)
Impairment of XM Canada	(4,734)	(16,453)	—	(35,824)
Impairment of WorldSpace (1)	—	—	(2,625)	(3,841)

Total	$(7,026)	$(25,762)	$(13,010)	$(56,156)

(1)	In 2008, WorldSpace, Inc. filed for reorganization under the Bankruptcy Code and we wrote off our investment.
In addition, during the year ended December 31, 2009, we recorded $543 as a foreign exchange gain to Accumulated other comprehensive loss, net of tax, related to our investment in XM Canada.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
We hold an investment in Cdn$4,000 face value of 8% convertible unsecured subordinated debentures issued by XM Canada for which the embedded conversion feature is bifurcated from the host contract. The host contract is accounted for as an available-for-sale security at fair value with changes in fair value recorded to Accumulated other comprehensive loss, net of tax. The embedded conversion feature is accounted for as a derivative at fair value with changes in fair value recorded in earnings as Interest and investment income. As of December 31, 2009, the carrying value of the host contract and embedded derivative related to our investment in the debentures was $2,961 and $9, respectively. As of December 31, 2008, the carrying value of the host contract and embedded derivative related to our investment in the debentures was $2,540 and $2, respectively.
Auction Rate Certificates
Auction rate certificates are long-term securities structured to reset their coupon rates by means of an auction. We account for our investment in auction rate certificates as available-for-sale securities. In January 2010, our investment in the auction rate certificates was called by the issuer at par plus accrued interest, or $9,456, resulting in a gain of approximately $900 in the first quarter of 2010.
Restricted Investments
Restricted investments relate to deposits placed into escrow for the benefit of third parties pursuant to programming agreements.
(10) Fair Value
The following table summarizes the fair value of our financial instruments at December 31, 2009:

	Fair Value Measurements Using
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable	Unobservable	Carrying
(in thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value

Assets:
Auction rate securities	N/A	N/A	$8,556	$8,556
Debentures and embedded derivatives	N/A	N/A	2,970	2,970

Total assets			$11,526	$11,526

Liabilities:
Debt-related embedded derivatives	$—	$—	$56,192	$56,192

Total liabilities	$—	$—	$56,192	$56,192

The following table presents the changes in the Level 3 fair-value category for the year ended December 31, 2009. We classify financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs. Fair values are determined using lattice models or market quotes. We recognized net unrealized (losses) gains in earnings of ($33,392), $321,583, ($551) and $20 for the year ended December 31, 2009, the periods August 1, 2008 through December 31, 2008 and January 1, 2008 through July 31, 2008 and the year ended December 31, 2007, respectively.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Debentures and	Debt-Related
	Auction Rate Securities	Embedded Derivatives	Embedded Derivatives
Balance at December 31, 2008	$7,985	$2,542	$22,658
Total gains and losses (realized /unrealized)	—	142	33,534
Included in other comprehensive income	571	286	—

Balance at December 31, 2009	$8,556	$2,970	$56,192

As of December 31, 2009 and 2008, the aggregate carrying value of our long-term debt was $1,614,722 and $1,746,677 (excludes embedded derivatives), respectively; while the aggregate fair value approximated $1,992,362 and $760,897, respectively.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
The fair value for publicly traded instruments is determined using quoted market prices and, for non-publicly traded instruments, fair value is based upon estimates from a market maker and brokerage firm.
(11) Debt
Our debt consists of the following:

	Conversion
	Price (per	December 31,
	SIRIUS share)	2009	2008

10% Convertible Senior Notes due 2009 (a)	$10.87	$—	$400,000
Less: discount		—	(17,367)
10% Senior Secured Discount Convertible Notes due 2009 (b)	$0.69	—	33,249
Less: discount		—	(5,471)
10% Senior PIK Secured Notes due 2011 (c)	N/A	113,685	—
Less: discount		(7,711)	—
11.25% Senior Secured Notes due 2013 (d)	N/A	525,750	—
Less: discount		(32,259)	—
13% Senior Notes due 2013 (e)	N/A	778,500	778,500
Less: discount		(76,602)	(90,018)
9.75% Senior Notes due 2014 (f)	N/A	5,260	5,260
7% Exchangeable Senior Subordinated Notes due 2014 (g)	$1.875	550,000	550,000
Less: discount		(256,205)	(280,842)
Senior Secured Term Loan due 2009	N/A	—	100,000
Senior Secured Revolving Credit Facility due 2009	N/A	—	250,000
Add: premium		—	151
Other debt:
Capital leases	N/A	14,304	23,215
Embedded derivatives (h)		56,192	22,658

Total debt		1,670,914	1,769,335
Less: current maturities		11,382	355,739

Total long-term		1,659,532	1,413,596
Less: related party		157,183	—

Total long-term, excluding related party		$1,502,349	$1,413,596

(a) 10% Convertible Senior Notes due 2009
We issued $400,000 aggregate principal amount of 10% Convertible Senior Notes due 2009 (the “10% Convertible Notes”).
In February 2009, we exchanged $172,485 aggregate principal amount of the outstanding 10% Convertible Notes for a like principal amount of XM Holdings’ 10% Senior PIK Secured Notes due 2011. We accounted for the exchange as a modification of debt and recorded $2,008 to General and administrative expense in our consolidated statements of operations and $10,990 of additional debt discount in our consolidated balance sheets.
In July 2009, we used a portion of the net proceeds received from the issuance of our 11.25% Senior Secured Notes due 2013 plus cash on hand to purchase at par $179,065 aggregate principal amount of the 10% Convertible Notes. We recorded a loss of $3,285 related to the unamortized discount to Loss on extinguishment of debt and credit facilities in our consolidated statements of operations as a result of this transaction.
Interest was payable semi-annually at a rate of 10% per annum. The remaining balance of $48,450 of the 10% Convertible Notes matured on December 1, 2009 and were paid in cash.
(b) 10% Senior Secured Discount Convertible Notes due 2009
XM Holdings (with XM as co-obligors) had outstanding $33,249 aggregate principal amount of 10% Senior Secured Discount Convertible Notes due 2009 (the “10% Discount Convertible Notes”). Interest was payable semi-annually at a rate of 10% per annum. The 10% Discount Convertible Notes matured on December 31, 2009 and were paid in cash.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(c) 10% Senior PIK Secured Notes due 2011
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
In October 2009, we purchased $58,800 aggregate principal amount of the PIK Notes at a price of $60,499, which included accrued interest of $2,287. We recorded a net loss of $3,869, related to the unamortized discount and the discount on the purchase, to Loss on extinguishment of debt and credit facilities, net, in our consolidated statements of operations as a result of this transaction.
(d) 11.25% Senior Secured Notes due 2013
In June 2009, XM issued $525,750 aggregate principal amount of 11.25% Senior Secured Notes due 2013 (the “11.25% Notes”). Interest is payable semi-annually in arrears on June 15 and December 15 of each year at a rate of 11.25% per annum. The 11.25% Notes mature on June 15, 2013. The 11.25% Notes were issued for $488,398, resulting in an aggregate original issuance discount of $37,352.
XM Holdings and the domestic subsidiaries of XM that guarantee certain of the indebtedness of XM and its restricted subsidiaries guarantee XM’s obligations under the 11.25% Notes. The 11.25% Notes and related guarantees are secured by first-priority liens on substantially all of the assets of XM Holdings, XM and the guarantors.
(e) 13% Senior Notes due 2013
In July 2008, XM issued $778,500 aggregate principal amount of 13% Senior Notes due 2013 (the “13% Notes”). Interest is payable semi-annually in arrears on February 1 and August 1 of each year at a rate of 13% per annum, are unsecured and mature on August 1, 2013.
(f) 9.75% Senior Notes due 2014
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
(g) 7% Exchangeable Senior Subordinated Notes due 2014
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

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(h) Embedded Derivatives
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
The convertible and exchangeable features are embedded derivatives, and subsequent to the Merger are required to be separated from the host contract for accounting purposes in accordance with SFAS No. 133, Accounting for Hedging and Derivative Instruments. The embedded derivatives are recorded as derivative liabilities and included in our debt balances in our statement of financial position and the changes in fair value of those derivatives are reported as (loss) gain on change in value of embedded derivatives in the period in which the fair value changes.
Due to the change in fair value of these embedded derivatives, we recognized ($33,534) and $322,347 to (Loss) gain on change in value of embedded derivatives during the year ended December 31, 2009 and the period August 1, 2008 through December 31, 2008. The balance of derivative liabilities was $56,192 and $22,658 as of December 31, 2009 and 2008, respectively.
Expired Credit Arrangements
Amended and Restated Credit Agreement due 2011
In March 2009, we amended and restated the $100,000 Senior Secured Term Loan due 2009, dated as of June 26, 2008, and the $250,000 Senior Secured Revolving Credit Facility due 2009, dated as of May 5, 2006. These facilities were combined as term loans into the Amended and Restated Credit Agreement, dated as of March 6, 2009. Liberty Media LLC purchased $100,000 aggregate principal amount of such loans from the lenders.
In June 2009, we used net proceeds from the sale of our 11.25% Notes to repay amounts due under and extinguish the Amended and Restated Credit Agreement. We paid a repayment premium of $6,500. We recorded an aggregate loss on extinguishment of the Amended and Restated Credit Agreement of $49,996 consisting primarily of the unamortized discount, deferred financing fees and unaccreted portion of the repayment premium to Loss on extinguishment of debt and credit facilities, net, in our consolidated statements of operations.
Second-Lien Credit Agreement
In February 2009, we entered into a Credit Agreement (the “Credit Agreement”) with Liberty Media Corporation, as administrative agent and collateral agent. The Credit Agreement provided for a $150,000 term loan. On March 6, 2009, we amended and restated the XM Credit Agreement (the “Second-Lien Credit Agreement”) with Liberty Media Corporation.
In June 2009, we terminated the Second-Lien Credit Agreement in connection with the sale of the 11.25% Notes and repaid all amounts due thereunder. We recorded a loss on termination of the Second-Lien Credit Agreement of $57,663 related to deferred financing fees to Loss on extinguishment of debt and credit facilities, net, in our consolidated statements of operations.
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
At December 31, 2009, we were in compliance with all financial covenants.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(12) Benefit Plans
The following table summarizes the range of weighted-average assumptions used to compute reported share-based payment expense for the periods set forth below:

	Predecessor Entity
	January 1, 2008	Year Ended
	Through	December 31,
	July 31, 2008	2007

Risk-free interest rate	3.36%	3.45% - 4.92%
Expected life of options — years	4.36	4.13 - 6.00
Expected stock price volatility	58%	41% - 60%
Expected dividend yield	N/A	N/A
The following table summarizes stock option activity under our share-based payment plans (shares in thousands) (all Predecessor amounts have been adjusted to reflect the application of the exchange ratio in the Merger):

		Weighted-	Weighted-Average
		Average	Remaining	Aggregate
		Exercise	Contractual Term	Intrinsic
	Shares	Price	(Years)	Value
Predecessor Entity:
Outstanding, December 31, 2006	72,882	$4.00
Granted	2,841	$2.74
Exercised	(5,000)	$1.55
Forfeited, cancelled or expired	(2,688)	$5.16

Outstanding, December 31, 2007	68,035	$4.08
Granted	1,408	$2.41
Exercised	(719)	$1.32
Forfeited, cancelled or expired	(1,013)	$3.80

Outstanding, July 31, 2008	67,711	$4.08

Successor Entity:
Granted	—	$—
Exercised	—	$—
Forfeited, cancelled or expired	(333)	$3.86

Outstanding, December 31, 2008	67,378	$4.09
Granted	—	$—
Exercised	—	$—
Forfeited, cancelled or expired	(27,448)	$4.00

Outstanding, December 31, 2009	39,930	$4.15	4.26	$—
Exercisable, December 31, 2009	38,943	$4.19	4.17	$—
The weighted average grant date fair value of options granted for the year ended December 31, 2009, the periods August 1, 2008 through December 31, 2008 and January 1, 2008 through July 31, 2008 and the year ended December 31, 2007 was $0, $0, $1.19 and $1.39, respectively. The total intrinsic value of stock options exercised for the year ended December 31, 2009, the periods August 1, 2008 through December 31, 2008 and January 1, 2008 through July 31, 2008 and the year ended December 31, 2007 was $0, $0, $817 and $7,391, respectively.
We recognized share-based payment expense associated with stock options of $2,380, $4,194, $6,119 and $21,768 for the year ended December 31, 2009, the periods August 1, 2008 through December 31, 2008 and January 1, 2008 through July 31, 2008 and the year ended December 31, 2007, respectively.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
The following table summarizes the non-vested restricted stock and restricted stock unit activity under our share-based payment plans (shares in thousands) (all Predecessor amounts have been adjusted to reflect the application of the exchange ratio in the Merger):

		Weighted-Average
		Grant Date
	Shares	Fair Value
Predecessor Entity:
Nonvested, December 31, 2006	15,673	$4.19
Granted	22,224	2.58
Vested	(4,660)	$4.61
Forfeited	(899)	$3.39

Nonvested, December 31, 2007	32,338	$3.05
Granted	14,447	$2.79
Vested	(12,613)	$3.06
Forfeited	(833)	$2.81

Non-Vested, July 31, 2008	33,339	$2.93

Successor Entity:
Granted	—	—
Vested	(15,342)	$2.97
Forfeited	(1,898)	$3.04

Nonvested, December 31, 2008	16,099	$2.87
Granted	—	—
Vested	(8,476)	$2.98
Forfeited	(1,417)	$2.89

Nonvested, December 31, 2009	6,206	$2.71

The weighted average grant date fair value of restricted stock units granted for the year ended December 31, 2009, the periods August 1, 2008 through December 31, 2008 and January 1, 2008 through July 31, 2008 and the year ended December 31, 2007 was $0, $0, $2.79 and $2.58, respectively. The total intrinsic value of restricted stock units that vested for the year ended December 31, 2009, the periods August 1, 2008 through December 31, 2008 and January 1, 2008 through July 31, 2008 and the year ended December 31, 2007 was $2,992, $30,863, $13,149 and $11,763, respectively.
We recognized share-based payment expense associated with restricted stock units and shares of restricted stock of $13,187, $8,073, $28,366 and $42,378 for the year ended December 31, 2009, the periods August 1, 2008 through December 31, 2008 and January 1, 2008 through July 31, 2008 and the year ended December 31, 2007, respectively.
Additionally, we recognized total allocated share-based payment expense with SIRIUS of $20,128 and $5,707 for the year ended December 31, 2009 and the period August 1, 2008 through December 31, 2008, respectively.
Total unrecognized compensation costs related to unvested share-based payment awards granted at December 31, 2009 and 2008, net of estimated forfeitures, was $7,549 and $25,051, respectively.
401(k) Savings Plans
During the second quarter of 2009, we merged the XM Satellite Radio 401(k) Savings Plan (the “Savings Plan”) into the Sirius Satellite Radio 401(k) Savings Plan (the “Sirius Plan”), which is sponsored by SIRIUS. Eligible employees under the Savings Plan became subject to the contribution, matching and vesting rules of the Sirius Plan.
The Sirius Plan allows eligible employees to voluntarily contribute from 1% to 50% of their pre-tax salary subject to certain defined limits. SIRIUS matches 50% of an employee’s voluntary contributions, up to 6% of an employee’s pre-tax salary, in the form of shares of SIRIUS common stock. Matching contributions under the Sirius Plan vest at a rate of 33 1/3% for each year of employment and are fully vested after three years of employment. Expense resulting from matching contribution to the plans was $2,189 (which included $1,891 allocated from SIRIUS), $620, $2,132 and $2,018 for the year ended December 31, 2009, the periods August 1, 2008 through December 31, 2008 and January 1, 2008 through July 31, 2008 and the year ended December 31, 2007, respectively.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(13) Income Taxes
Our income tax expense consisted of the following:

	Successor Entity		Predecessor Entity
	Year Ended	August 1, 2008	January 1, 2008	Year Ended
	December 31,	Through	Through	December 31,
	2009	December 31, 2008	July 31, 2008	2007

Current taxes:
Federal	$—	$—	$—	$—
State	—	—	—	—
Foreign	249	—	—	—

Total current taxes	249	—	—	—

Deferred taxes:
Federal	2,013	828	1,300	(807)
State	201	135	212	(132)

Total deferred taxes	2,214	963	1,512	(939)

Total income tax expense (benefit)	$2,463	$963	$1,512	$(939)

The following table indicates the significant elements contributing to the difference between the federal tax benefit at the statutory rate and at our effective rate:

	Successor Entity		Predecessor Entity
	Year Ended	August 1, 2008	January 1, 2008	Year Ended
	December 31,	Through	Through	December 31,
	2009	December 31, 2008	July 31, 2008	2007
Federal tax benefit, at statutory rate	$(87,184)	$(2,253,028)	$(112,331)	$(239,162)
State income tax benefit, net of federal benefit	(8,718)	(225,303)	(11,233)	(23,916)
Change in state tax rates	—	—	—	—
Change in taxes resulting from permanent differences, net	—	2,544,726	11,415	1,181
Other	3,652	1	164	—
Change in valuation allowance	94,713	(65,433)	113,497	260,958

Income tax expense (benefit)	$2,463	$963	$1,512	$(939)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$1,508,362	$1,143,292
GM payments and liabilities	311,235	506,106
Deferred revenue	195,869	214,258
Severance accrual	1,821	17,237
Accrued bonus	—	4,276
Expensed cost capitalized for tax	59,327	75,998
Loan financing costs	17,288	27,890
Investments	61,643	63,786
Stock based compensation	40,467	31,904
Property and equipment	16,303	13,258
Other	12,464	45,811

Total deferred tax assets	2,224,779	2,143,816
Deferred tax liabilities:
Carrying value of debt instruments	(89,441)	(89,525)
FCC license	(754,498)	(752,174)
Other intangible assets	(251,360)	(265,138)

Net deferred tax liabilities	(1,095,299)	(1,106,837)

Net deferred tax assets before valuation allowance	1,129,480	1,036,979
Valuation allowance	(1,980,113)	(1,885,400)

Net deferred tax liability	$(850,633)	$(848,421)

The difference in the net deferred tax liability of $850,633 and $848,421 at December 31, 2009 and 2008, respectively, is primarily a result of the amortization of the FCC license which is amortized over 15 years for tax purposes but not amortized for book purposes. This net deferred tax liability cannot be offset against our deferred tax assets under GAAP since it relates to an indefinite-lived asset and is not anticipated to reverse in the same period.
At December 31, 2009, we had net operating loss (“NOL”) carryforwards of approximately $3,918,000 for federal and state income tax purposes available to offset future taxable income. These NOL carryforwards expire on various dates beginning in 2014.
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
(14) Commitments and Contingencies
The following table summarizes our expected contractual cash commitments as of December 31, 2009:

(in thousands)	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt obligations	$11,382	$116,580	$27	$1,304,250	$555,260	$—	$1,987,499
Cash interest payments	200,219	210,850	205,239	169,791	38,756	—	824,855
Lease obligations	18,634	7,693	4,434	2,102	1,524	1,114	35,501
Satellite and transmission	45,467	626	—	—	—	8,635	54,728
Programming and content	56,466	110,016	100,321	20,678	14,350	—	301,831
Satellite performance incentive payments	4,384	4,695	5,030	5,392	5,784	37,048	62,333
Marketing and distribution	10,198	9,272	9,033	3,000	4,500	—	36,003
Other	3,743	395	53	—	—	—	4,191

Total	$350,493	$460,127	$324,137	$1,505,213	$620,174	$46,797	$3,306,941

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
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
Space Systems/Loral has constructed a fifth satellite, XM-5, for use in our system. In October 2009, SIRIUS entered into an agreement with International Launch Services (“ILS”) to secure a satellite launch for XM-5 on a Proton rocket. We expect to launch XM-5 in the third quarter of 2010.
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
Satellite incentive payments. Boeing Satellite Systems International, Inc., the manufacturer of our four in-orbit satellites, may be entitled to future in-orbit performance payments with respect to two of our four satellites. As of December 31, 2009, we have accrued $28,723 related to contingent in-orbit performance payments for XM-3 and XM-4 based on expected operating performance over their fifteen year design life. Boeing may also be entitled to an additional $10,000 if XM-4 continues to operate above baseline specifications during the five years beyond the satellite’s fifteen year design life.
Operating lease obligations. We have entered into cancelable and non-cancelable operating leases for office space, equipment and terrestrial repeaters. These leases provide for minimum lease payments, additional operating expense charges, leasehold improvements and rent escalations that have initial terms ranging from one to fifteen years, and certain leases that have options to renew. The effect of the rent holidays and rent concessions are recognized on a straight-line basis over the lease term. Total rent expense recognized in connection with leases was $19,408, $8,539, $11,982 and $20,300 for the year ended December 31, 2009, the periods August 1, 2008 through December 31, 2008 and January 1, 2008 through July 31, 2008 and the year ended December 31, 2007, respectively.
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
We are required under the terms of certain agreements to deposit monies in escrow, which place restrictions on cash and cash equivalents. As of December 31, 2009 and 2008, $250 and $120,250, respectively, were classified as Restricted investments as a result of obligations under these escrow deposits.
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
Advanced Recording Functionality Disputes/Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc. and Warner Bros. Records Inc. v. XM Satellite Radio Inc. Commencing in May 2006, holders of copyrights in sound recordings and holders of copyrights in musical works brought actions against XM in connection with the advanced recording functionality included in the XM Inno, the XM NeXus, the XM Helix and the XM SkyFi3line of radios. The plaintiffs brought this action in the United States District Court for the Southern District of New York, seeking monetary damages and equitable relief.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
We have settled these claims with the major record companies and a significant number of music publishers. We are in discussions to settle these claims with certain independent record companies and other music publishers.
We believe that the distribution and use of our products do not violate applicable copyright laws. There can be no assurance regarding the ultimate outcome of these matters and settlement discussions, or the significance, if any, to our business, consolidated results of operations or financial position.
Other Matters. In the ordinary course of business, we are a defendant in various lawsuits and arbitration proceedings, including actions filed by subscribers, both on behalf of themselves and on a class action basis; former employees; parties to contracts or leases; and owners of patents, trademarks, copyrights or other intellectual property. None of these actions are, in our opinion, likely to have a material adverse effect on our cash flows, financial position or results of operations.
(15) Quarterly Financial Data — Unaudited
Our quarterly results of operations are summarized below:

	Successor Entity
	For the Three Months Ended
	March 31	June 30	September 30	December 31

2009:
Total revenue	$302,234	$306,831	$325,473	$362,802
Cost of services	(129,187)	(120,449)	(122,477)	(117,444)
Income from operations	23,348	19,372	66,647	86,472
Net (loss) income	(110,283)	(191,997)	(42,851)	98,301

	Predecessor Entity			Successor Entity
			July 1, 2008	August 1, 2008		For the Three
	For the Three Months Ended		Through	Through		Months Ended
	March 31, 2008	June 30, 2008	July 31, 2008	September 30, 2008		December 31, 2008
Total revenue	$308,454	$318,035	$104,704	$195,603		$315,551
Cost of services	(183,386)	(188,413)	(61,488)	(97,882)		(142,789)
Loss from operations	(93,684)	(82,718)	(54,066)	(5,044,576	)(1)	(1,580,246	)(1)
Net loss	(129,269)	(119,572)	(73,618)	(4,854,023	)(1)	(1,584,162	)(1)

(1)	Includes goodwill impairment losses of $5,026,838 and $1,574,208 for the period August 1, 2008 through September 30, 2008, and for the three months ended December 31, 2008, respectively.
(16) Condensed Consolidating Financial Information
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
Basis of Presentation
In presenting our condensed consolidating financial statements of XM Holdings and XM, the equity method of accounting has been applied to (i) XM Holdings’ interests in the XM Holdings Guarantor Subsidiaries, (ii) XM’s interests in the XM Guarantor Subsidiaries and (iii) XM’s interests in the XM Non-Guarantor Subsidiaries, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between XM Holdings, the XM Holdings Guarantor Subsidiaries, XM Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.”
Our accounting bases in all subsidiaries, including goodwill and identified intangible assets, have been “pushed down” to the applicable subsidiaries.

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2009

											Consolidated
			XM	XM Non-		Consolidated	XM Satellite	XM 1500	XM		XM Satellite
	XM Satellite		Equipment	Guarantor		XM Satellite	Radio	Eckington	Investment		Radio Holdings
(in thousands)	Radio Inc.	XM Radio Inc.	Leasing LLC	Subsidiaries	Eliminations	Radio Inc.	Holdings Inc.	LLC	LLC	Eliminations	Inc.
Current assets:
Cash and cash equivalents	$205,376	$—	$16	$—	$—	$205,392	$262	$5,615	$886	$—	$212,155
Accounts receivable, net	60,042	—	—	—	—	60,042	—	—	—	—	60,042
Due from subsidiaries/affiliates	72,064	784,768	63,941	774,293	(105,444)	1,589,622	—	48,768	6,216	(1,644,606)	—
Inventory, net	4,016	—	—	—	—	4,016	—	—	—	—	4,016
Prepaid expenses	75,199	—	—	—	—	75,199	—	—	—	—	75,199
Related party current assets	106,612	—	—	—	—	106,612	153	—	—	(3,286)	103,479
Deferred tax asset	64,641	—	—	—	—	64,641	—	—	—	—	64,641
Other current assets	4,385	—	64	—	—	4,449	(60)	196	—	—	4,585

Total current assets	592,335	784,768	64,021	774,293	(105,444)	2,109,973	355	54,579	7,102	(1,647,892)	524,117

Property and equipment, net	463,882	—	—	—	—	463,882	265,847	57,157	12,519	—	799,405
Investment in subsidiaries/affiliates	2,864,002	—	—	—	(2,864,002)	—	(427,314)	—	—	427,314	—
FCC license	—	2,000,000	—	—	—	2,000,000	—	—	—	—	2,000,000
Restricted investments	250	—	—	—	—	250	—	—	—	—	250
Deferred financing fees, net	5,307	—	—	—	—	5,307	—	—	—	—	5,307
Intangible assets, net	611,461	—	—	—	—	611,461	—	—	—	—	611,461
Related party long-term assets	396,556	—	—	—	—	396,556	198	—	—	(286,315)	110,439
Other long-term assets	9,562	—	—	—	—	9,562	13,916	2,051	—	—	25,529

Total assets	$4,943,355	$2,784,768	$64,021	$774,293	$(2,969,446)	$5,596,991	$(146,998)	$113,787	$19,621	$(1,506,893)	$4,076,508

Current liabilities:
Accounts payable and accrued expenses	$230,106	$—	$105	$—	$(43,793)	$186,418	$11,875	$295	$72	$(441)	$198,219
Accrued interest	44,478	—	—	—	—	44,478	2,461	—	—	—	46,939
Due to subsidiaries/affiliates	1,593,030	—	—	—	(61,651)	1,531,379	110,413	4,810	714	(1,647,316)	—
Current portion of deferred revenue	506,440	—	—	—	—	506,440	2,776	—	—	—	509,216
Current portion of deferred credit on executory contracts	252,831	—	—	—	—	252,831	—	—	—	—	252,831
Current maturities of long-term debt	11,382	—	—	—	—	11,382	—	—	—	—	11,382
Current maturities of long-term related party debt	—	—	—	—	—	—	—	—	—	—	—
Related party current liabilities	169,413	—	143	—	—	169,556	11,766	977	516	(897)	181,918

Total current liabilities	2,807,680	—	248	—	(105,444)	2,702,484	139,291	6,082	1,302	(1,648,654)	1,200,505

Deferred revenue	135,363	—	—	—	—	135,363	27,293	—	—	—	162,656
Deferred credit on executory contracts	784,078	—	—	—	—	784,078	—	—	—	—	784,078
Long-term debt	1,396,375	—	—	—	—	1,396,375	105,974	—	—	—	1,502,349
Long-term related party debt	157,183	—	—	—	—	157,183	282,340	—	—	(282,340)	157,183
Deferred tax liability	156,442	758,832	—	—	—	915,274	—	—	—	—	915,274
Related party long-term liability	17,508	—	—	—	—	17,508	—	—	—	—	17,508
Other long-term liabilities	43,379	—	—	—	—	43,379	—	(1,315)	—	(3,213)	38,851

Total liabilities	5,498,008	758,832	248	—	(105,444)	6,151,644	554,898	4,767	1,302	(1,934,207)	4,778,404

Commitments and contingencies
Stockholder’s equity (deficit):
Capital stock	—	—	—	—	—	—	—	—	—	—	—
Accumulated other comprehensive loss	—	—	—	—	—	—	(6,581)	—	—	—	(6,581)
Additional paid-in-capital	(563,335)	1,781,641	57,853	691,811	(2,531,305)	(563,335)	5,989,700	99,348	17,615	446,372	5,989,700
Retained earnings (deficit)	8,682	244,295	5,920	82,482	(332,697)	8,682	(6,685,015)	9,672	704	(19,058)	(6,685,015)

Total stockholder’s equity (deficit)	(554,653)	2,025,936	63,773	774,293	(2,864,002)	(554,653)	(701,896)	109,020	18,319	427,314	(701,896)

Total liabilities and stockholder’s equity (deficit)	$4,943,355	$2,784,768	$64,021	$774,293	$(2,969,446)	$5,596,991	$(146,998)	$113,787	$19,621	$(1,506,893)	$4,076,508

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2008

											Consolidated
			XM	XM Non-		Consolidated	XM Satellite	XM 1500	XM		XM Satellite
	XM Satellite		Equipment	Guarantor		XM Satellite	Radio	Eckington	Investment		Radio Holdings
(in thousands)	Radio Inc.	XM Radio Inc.	Leasing LLC	Subsidiaries	Eliminations	Radio Inc.	Holdings Inc.	LLC	LLC	Eliminations	Inc.
Current assets:
Cash and cash equivalents	$199,938	$—	$15	$—	$—	$199,953	$5,923	$760	$104	$—	$206,740
Accounts receivable, net	52,727	—	—	—	—	52,727	—	—	—	—	52,727
Due from subsidiaries/affiliates	554,882	605,231	55,425	742,499	(1,957,994)	43	—	42,213	5,337	(47,593)	—
Inventory, net	4,489	—	—	—	—	4,489	—	—	—	—	4,489
Prepaid expenses	37,351	—	—	—	—	37,351	—	—	—	—	37,351
Related party current assets	108,482	—	—	—	—	108,482	131	—	—	—	108,613
Deferred tax asset	38,051	—	—	—	—	38,051	—	—	—	—	38,051
Other current assets	12,039	—	64	—	—	12,103	155	258	—	(155)	12,361

Total current assets	1,007,959	605,231	55,504	742,499	(1,957,994)	453,199	6,209	43,231	5,441	(47,748)	460,332

Property and equipment, net	577,368	—	3,912	—	—	581,280	221,011	59,454	12,843	—	874,588
Investment in subsidiaries/affiliates	2,625,148	—	—	—	(2,625,148)	—	(351,193)	—	—	351,193	—
FCC license	—	2,000,000	—	—	—	2,000,000	—	—	—	—	2,000,000
Restricted investments	120,250	—	—	—	—	120,250	—	—	—	—	120,250
Deferred financing fees, net	4,797	—	—	—	—	4,797	—	—	—	—	4,797
Intangible assets, net	688,671	—	—	—	—	688,671	—	—	—	—	688,671
Related party long-term assets	128,357	—	—	—	—	128,357	—	—	—	—	128,357
Other long-term assets	12,830	—	—	—	—	12,830	19,400	2,054	—	—	34,284

Total assets	$5,165,380	$2,605,231	$59,416	$742,499	$(4,583,142)	$3,989,384	$(104,573)	$104,739	$18,284	$303,445	$4,311,279

Current liabilities:
Accounts payable and accrued expenses	$237,139	$—	$97	$—	$—	$237,236	$153	$268	$84	$(442)	$237,299
Accrued interest	47,118	—	—	—	—	47,118	3,425	—	—	—	50,543
Due to subsidiaries/affiliates	1,929,803	271	3,121	26,373	(1,957,994)	1,574	—	3,669	493	(5,736)	—
Current portion of deferred revenue	416,931	—	—	—	—	416,931	2,776	—	—	—	419,707
Current portion of deferred credit on executory contracts	234,774	—	—	—	—	234,774	—	—	—	—	234,774
Current portion of long-term debt	135,257	—	—	—	—	135,257	220,482	—	—	—	355,739
Related party current liabilities	83,930	—	—	—	—	83,930	4,057	—	—	(4,057)	83,930

Total current liabilities	3,084,952	271	3,218	26,373	(1,957,994)	1,156,820	230,893	3,937	577	(10,235)	1,381,992

Deferred revenue	101,187	—	—	—	—	101,187	30,068	—	—	—	131,255
Deferred credit on executory contracts	1,037,190	—	—	—	—	1,037,190	—	—	—	—	1,037,190
Long-term debt	1,248,643	—	—	—	—	1,248,643	164,953	—	—	—	1,413,596
Deferred tax liability	134,301	752,174	—	—	—	886,475	—	—	—	—	886,475
Other long-term liabilities	32,805	(38)	—	—	—	32,767	45,067	(1,315)	—	(40,194)	36,325

Total liabilities	5,639,078	752,407	3,218	26,373	(1,957,994)	4,463,082	470,981	2,622	577	(50,429)	4,886,833

Commitments and contingencies
Stockholder’s equity (deficit):
Capital stock	—	—	—	—	—	—	—	—	—	—	—
Accumulated other comprehensive loss	—	—	—	—	—	—	(7,871)	—	—	—	(7,871)
Additional paid-in-capital	(673,156)	1,781,641	55,262	691,811	(2,528,715)	(673,157)	5,870,502	99,347	17,557	556,253	5,870,502
Retained earnings (deficit)	199,458	71,183	936	24,315	(96,433)	199,459	(6,438,185)	2,770	150	(202,379)	(6,438,185)

Total stockholder’s equity (deficit)	(473,698)	1,852,824	56,198	716,126	(2,625,148)	(473,698)	(575,554)	102,117	17,707	353,874	(575,554)

Total liabilities and stockholder’s equity (deficit)	$5,165,380	$2,605,231	$59,416	$742,499	$(4,583,142)	$3,989,384	$(104,573)	$104,739	$18,284	$303,445	$4,311,279

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2009 (SUCCESSOR ENTITY)

			XM								Consolidated
			Equipment	XM Non-		Consolidated	XM Satellite	XM 1500	XM		XM Satellite
	XM Satellite		Leasing	Guarantor		XM Satellite	Radio	Eckington	Investment		Radio Holdings
(in thousands)	Radio Inc.	XM Radio Inc.	LLC	Subsidiaries	Eliminations	Radio Inc.	Holdings Inc.	LLC	LLC	Eliminations	Inc.

Revenue	$1,294,794	$—	$—	$—	$—	$1,294,794	$2,776	$10,078	$1,329	$(11,636)	$1,297,341

Cost of services	489,530	—	27	—	—	489,557	—	—	—	—	489,557
Sales and marketing	128,347	—	—	—	—	128,347	—	—	—	—	128,347
Subscriber acquisition costs	124,395	—	—	—	—	124,395	—	—	—	—	124,395
General and administrative	119,152	—	34	—	427	119,613	1,531	1,252	331	(9,230)	113,497
Engineering, design and development	21,671	—	—	—	—	21,671	—	—	—	—	21,671
Depreciation and amortization	178,626	—	6,503	—	—	185,129	4,284	1,924	444	—	191,781
Restructuring, impairments and related costs	8,058	—	—	—	—	8,058	24,196	—	—	—	32,254

Total operating expenses	1,069,779	—	6,564	—	427	1,076,770	30,011	3,176	775	(9,230)	1,101,502

Income (loss) from operations	225,015	—	(6,564)	—	(427)	218,024	(27,235)	6,902	554	(2,406)	195,839

Other income (expense):
Interest and investment income	12,688	—	—	—	—	12,688	553	—	—	(10,604)	2,637
Interest expense, net of amounts capitalized	(278,729)	—	—	—	—	(278,729)	(25,488)	—	—	14,372	(289,845)
Gain (loss) on change in value of embedded derivative	(33,534)	—	—	—	—	(33,534)	—	—	—	—	(33,534)
Loss on extinguishment of debt and credit facilities, net	(108,142)	—	—	—	—	(108,142)	—	—	—	(7,742)	(115,884)
Gain (loss) on investments	—	—	—	—	—	—	(7,026)	—	—	—	(7,026)
Other income (expense)	(12,161)	179,807	11,548	58,167	(235,835)	1,526	(183,314)	—	—	185,234	3,446

Net income (loss) before income taxes	(194,863)	179,807	4,984	58,167	(236,262)	(188,167)	(242,510)	6,902	554	178,854	(244,367)

Benefit from (provision for) income taxes	4,086	(6,696)	—	—	—	(2,610)	(4,320)	—	—	4,467	(2,463)

Net income (loss)	(190,777)	173,111	4,984	58,167	(236,262)	(190,777)	(246,830)	6,902	554	183,321	(246,830)

Add: net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—

Net income (loss): XM Satellite Radio Holdings Inc. and Subsidiaries	$(190,777)	$173,111	$4,984	$58,167	$(236,262)	$(190,777)	$(246,830)	$6,902	$554	$183,321	$(246,830)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE PERIOD AUGUST 1, 2008 THROUGH DECEMBER 31, 2008 (SUCCESSOR ENTITY)

			XM									Consolidated
			Equipment	XM Non-		Consolidated	XM Satellite	Satellite	XM 1500	XM		XM Satellite
	XM Satellite	XM Radio	Leasing	Guarantor		XM Satellite	Radio Holdings	Leasing (702-4),	Eckington	Investment		Radio
(in thousands)	Radio Inc.	Inc.	LLC	Subsidiaries	Eliminations	Radio Inc.	Inc.	LLT	LLC	LLC	Eliminations	Holdings Inc.

Revenue	$510,048	$—	$—	$—	$—	$510,048	$1,156	$4,409	$3,817	$551	$(8,827)	$511,154

Cost of services	240,506	—	(11)	—	176	240,671	—	—	—	—	—	240,671
Sales and marketing	76,104	—	—	—	—	76,104	—	—	—	—	—	76,104
Subscriber acquisition costs	64,865	—	—	—	—	64,865	—	—	—	—	—	64,865
General and administrative	49,817	—	—	—	—	49,817	493	—	469	143	(3,600)	47,322
Engineering, design and development	11,658	—	—	—	—	11,658	—	—	—	—	—	11,658
Impairment of goodwill	—	—	—	—	—	—	6,601,046	—	—	—	—	6,601,046
Depreciation and amortization	88,957	—	3,891	—	—	92,848	1,158	—	579	257	(532)	94,310

Total operating expenses	531,907	—	3,880	—	176	535,963	6,602,697	—	1,048	400	(4,132)	7,135,976

Income (loss) from operations	(21,859)	—	(3,880)	—	(176)	(25,915)	(6,601,541)	4,409	2,769	151	(4,695)	(6,624,822)

Other income (expense):
Interest and investment income	3,785	—	247	24,561	(24,807)	3,786	(490)	—	—	—	—	3,296
Interest expense, net of amounts capitalized	(122,318)	—	—	(247)	24,808	(97,757)	(13,068)	—	—	—	3,670	(107,155)
Gain (loss) on change in value of embedded derivative	321,542	—	—	—	—	321,542	805	—	—	—	—	322,347
Loss on extinguishment of debt and credit facilities, net	—	—	—	—	—	—	—	—	—	—	—	—
Gain (loss) on investments	—	—	—	—	—	—	(25,762)	—	—	—	—	(25,762)
Other income (expense)	18,312	72,147	4,568	—	(96,258)	(1,231)	202,834	(2,821)	—	—	(203,908)	(5,126)

Net income (loss) before income taxes	199,462	72,147	935	24,314	(96,433)	200,425	(6,437,222)	1,588	2,769	151	(204,933)	(6,437,222)

Benefit from (provision for) income taxes	—	(963)	—	—	—	(963)	(963)	—	—	—	963	(963)

Net income (loss)	199,462	71,184	935	24,314	(96,433)	199,462	(6,438,185)	1,588	2,769	151	(203,970)	(6,438,185)
Add: net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—

Net income (loss): XM Satellite Radio Holdings Inc. and Subsidiaries	$199,462	$71,184	$935	$24,314	$(96,433)	$199,462	$(6,438,185)	$1,588	$2,769	$151	$(203,970)	$(6,438,185)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE PERIOD JANUARY 1, 2008 THROUGH JULY 31, 2008 (PREDECESSOR ENTITY)

			XM									Consolidated
			Equipment	XM Non-		Consolidated	XM Satellite	Satellite	XM 1500	XM		XM Satellite
	XM Satellite	XM Radio	Leasing	Guarantor		XM Satellite	Radio	Leasing (702-4),	Eckington	Investment		Radio
(in thousands)	Radio Inc.	Inc.	LLC	Subsidiaries	Eliminations	Radio Inc.	Holdings Inc.	LLT	LLC	LLC	Eliminations	Holdings Inc.

Revenue	$725,314	$104,112	$6,394	$—	$(110,506)	$725,314	$5,829	$21,001	$7,676	$757	$(29,383)	$731,194

Cost of services	433,011	—	21	—	256	433,288	—	—	—	—	—	433,288
Sales and marketing	126,054	—	—	—	—	126,054	—	—	—	—	—	126,054
Subscriber acquisition costs	174,083	—	—	—	—	174,083	—	—	—	—	—	174,083
General and administrative	120,349	—	—	—	—	120,349	287	—	611	181	(4,984)	116,444
Engineering, design and development	23,045	—	—	—	—	23,045	—	—	—	—	—	23,045
Depreciation and amortization	85,302	—	6,990	—	—	92,292	112	—	811	360	(4,826)	88,749

Total operating expenses	961,844	—	7,011	—	256	969,111	399	—	1,422	541	(9,810)	961,663

Income (loss) from operations	(236,530)	104,112	(617)	—	(110,762)	(243,797)	5,430	21,001	6,254	216	(19,573)	(230,469)

Other income (expense):
Interest and investment income	2,618	—	369	34,193	(34,562)	2,618	395	—	—	—	—	3,013
Interest expense, net of amounts capitalized	(108,239)	—	—	(369)	34,560	(74,048)	(3,950)	(13,558)	—	—	17,619	(73,937)
Loss on extinguishment of debt and credit facilities, net	—	—	—	—	—	—	—	—	—	—	—	—
Gain (loss) on investments	—	—	—	—	—	—	(13,010)	—	—	—	—	(13,010)
Other income (expense)	25,362	—	152	—	(25,728)	(214)	(309,811)	—	—	—	310,925	900

Net income (loss) before income taxes	(316,789)	104,112	(96)	33,824	(136,492)	(315,441)	(320,946)	7,443	6,254	216	308,971	(313,503)

Benefit from (provision for) income taxes	—	(1,348)	—	—	—	(1,348)	(1,512)	—	—	—	1,348	(1,512)

Net income (loss)	(316,789)	102,764	(96)	33,824	(136,492)	(316,789)	(322,458)	7,443	6,254	216	310,319	(315,015)

Add: net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(7,443)	(7,443)

Net income (loss): XM Satellite Radio Holdings Inc. and Subsidiaries	$(316,789)	$102,764	$(96)	$33,824	$(136,492)	$(316,789)	$(322,458)	$7,443	$6,254	$216	$302,876	$(322,458)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2007 (PREDECESSOR ENTITY)

			XM									Consolidated
			Equipment	XM Non-		Consolidated	XM Satellite	Satellite	XM 1500	XM		XM Satellite
	XM Satellite	XM Radio	Leasing	Guarantor		XM Satellite	Radio	Leasing (702-4),	Eckington	Investment		Radio
(in thousands)	Radio Inc.	Inc.	LLC	Subsidiaries	Eliminations	Radio Inc.	Holdings Inc.	LLT	LLC	LLC	Eliminations	Holdings Inc.

Revenue	$1,126,518	$161,248	$10,963	$—	$(172,211)	$1,126,518	$9,993	$31,825	$9,262	$1,276	$(42,332)	$1,136,542

Cost of services	709,570	—	32	—	457	710,059	—	—	—	—	—	710,059
Sales and marketing	269,930	—	—	—	—	269,930	—	—	—	—	—	269,930
Subscriber acquisition costs	259,143	—	—	—	—	259,143	—	—	—	—	—	259,143
General and administrative	193,886	—	—	—	—	193,886	518	—	2,115	444	(8,389)	188,574
Engineering, design and development	33,077	—	—	—	—	33,077	—	—	—	—	—	33,077
Depreciation and amortization	177,568	—	12,090	—	—	189,658	2,707	—	1,389	617	(7,175)	187,196

Total operating expenses	1,643,174	—	12,122	—	457	1,655,753	3,225	—	3,504	1,061	(15,564)	1,647,979

Income (loss) from operations	(516,656)	161,248	(1,159)	—	(172,668)	(529,235)	6,768	31,825	5,758	215	(26,768)	(511,437)

Other income (expense):
Interest and investment income	5,885	—	695	58,754	(59,449)	5,885	8,199	—	—	—	—	14,084
Interest expense, net of amounts capitalized	(178,354)	—	—	(695)	59,449	(119,600)	(3,306)	(20,293)	(491)	(28)	27,113	(116,605)
Loss on extinguishment of debt and credit facilities, net	—	—	—	—	—	—	—	—	(2,923)	(770)	—	(3,693)
Gain (loss) on investments	—	—	—	—	—	—	(56,156)	—	—	—	—	(56,156)
Other income (expense)	43,944	—	—	—	(43,864)	80	(638,825)	—	—	—	640,764	2,019

Net income (loss) before income taxes	(645,181)	161,248	(464)	58,059	(216,532)	(642,870)	(683,320)	11,532	2,344	(583)	641,109	(671,788)

Benefit from (provision for) income taxes	—	(2,311)	—	—	—	(2,311)	939	—	—	—	2,311	939

Net income (loss)	(645,181)	158,937	(464)	58,059	(216,532)	(645,181)	(682,381)	11,532	2,344	(583)	643,420	(670,849)

Add: net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(11,532)	(11,532)

Net income (loss): XM Satellite Radio Holdings Inc. and Subsidiaries	$(645,181)	$158,937	$(464)	$58,059	$(216,532)	$(645,181)	$(682,381)	$11,532	$2,344	$(583)	$631,888	$(682,381)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
CONDENSED CONSOLIDATING STATEMENT OF STOCKHOLDER’S DEFICIT AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

			XM
			Equipment	XM Non-		Consolidated XM		Satellite				Consolidated XM
	XM Satellite	XM Radio	Leasing	Guarantor		Satellite Radio	XM Satellite Radio	Leasing (702-4),	XM 1500	XM Investment		Satellite Radio
(in thousands)	Radio Inc.	Inc.	LLC	Subsidiaries	Eliminations	Inc.	Holdings Inc.	LLT	Eckington LLC	LLC	Eliminations	Holdings Inc.

Balance at January 1, 2007	$(447,174)	$376,908	$55,824	$599,929	$(1,032,661)	$(447,174)	$(397,880)	$—	$27,502	$8,893	$410,779	$(397,880)
Net income (loss)	(645,181)	158,937	(464)	58,059	(216,532)	(645,181)	(682,381)	11,532	2,344	(583)	643,420	(670,849)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(11,532)	(11,532)
Other comprehensive income:
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	125	—	—	—	—	125
Realized gain on available-for-sale securities	—	—	—	—	—	—	125	—	—	—	—	125
Foreign currency translation adjustment	—	—	—	—	—	—	5,126	—	—	—	—	5,126

Comprehensive loss							(677,005)					(677,005)
Capital stock issuances	22,000	—	—	—	—	22,000	22,000	—	—	—	(22,000)	22,000
Contributions (distributions) to (from) paid-in capital	226,871	—	—	—	—	226,871	4,383	49,993	36,096	138	(313,098)	4,383
Share-based payment expense	64,199	—	—	—	—	64,199	64,199	—	—	—	(64,199)	64,199

Balance at December 31, 2007	$(779,285)	$535,845	$55,360	$657,988	$(1,249,193)	$(779,285)	$(984,303)	$61,525	$65,942	$8,448	$643,370	$(984,303)
Net income (loss)	(316,789)	102,764	(96)	33,824	(136,492)	(316,789)	(322,458)	7,443	6,254	216	310,319	(315,015)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(7,443)	(7,443)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(910)	—	—	—	—	(910)
Foreign currency translation adjustment	—	—	—	—	—	—	(277)	—	—	—	—	(277)

Comprehensive loss							(323,645)					(323,645)
Capital stock issuances	—	—	—	—	—	—	976	—	—	—	—	976
Contributions (distributions) to (from) paid-in capital	(15,226)	—	—	—	2	(15,224)	(2,534)	(4,718)	(7,839)	7,994	19,787	(2,534)
Share-based payment expense	34,485	—	—	—	—	34,485	34,485	—	—	—	(34,485)	34,485
Acquisition transactions	315,273	1,143,032	(1)	(1)	(1,143,032)	315,271	7,111,384	(89)	34,991	742	(350,915)	7,111,384

Balance at July 31, 2008	$(761,542)	$1,781,641	$55,263	$691,811	$(2,528,715)	$(761,542)	$5,836,363	$64,161	$99,348	$17,400	$580,633	$5,836,363

Successor Entity:
Balance at August 1, 2008	$(761,542)	$1,781,641	$55,263	$691,811	$(2,528,715)	$(761,542)	$5,836,363	$64,161	$99,348	$17,400	$580,633	$5,836,363

Net income (loss)	199,462	71,184	935	24,314	(96,433)	199,462	(6,438,185)	1,588	2,769	151	(203,970)	(6,438,185)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(1,040)	—	—	—	—	(1,040)
Foreign currency translation adjustment	—	—	—	—	—	—	(6,831)	—	—	—	—	(6,831)

Comprehensive loss							(6,446,056)					(6,446,056)
Restricted shares withheld	—	—	—	—	—	—	(84)	—	—	—	—	(84)
Contributions (distributions) to (from) paid-in capital	53,458	(1)	—	1	—	53,458	(701)	(65,749)	—	156	12,135	(701)
Share-based payment expense	34,924	—	—	—		34,924	34,924	—	—	—	(34,924)	34,924

Balance at December 31, 2008	$(473,698)	$1,852,824	$56,198	$716,126	$(2,625,148)	$(473,698)	$(575,554)	$—	$102,117	$17,707	$353,874	$(575,554)
Net income (loss)	(190,777)	173,111	4,984	58,167	(236,262)	(190,777)	(246,830)	—	6,902	554	183,321	(246,830)
Other comprehensive loss:
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	473	—	—	—	—	473
Foreign currency translation adjustment	—	—	—	—	—	—	817	—	—	—	—	817

Comprehensive loss							(245,540)					(245,540)
Contributions (distributions) to (from) paid-in capital	109,822	1	2,591	—	(2,592)	109,822	119,198	—	1	58	(109,881)	119,198

Balance at December 31, 2009	$(554,653)	$2,025,936	$63,773	$774,293	$(2,864,002)	$(554,653)	$(701,896)	$—	$109,020	$18,319	$427,314	$(701,896)

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2009 (SUCCESSOR ENTITY)

			XM								Consolidated
			Equipment	XM Non-		Consolidated XM	XM Satellite	XM 1500			XM Satellite
	XM Satellite	XM Radio	Leasing	Guarantor		Satellite Radio	Radio Holdings	Eckington	XM Investment		Radio
(in thousands)	Radio Inc.	Inc.	LLC	Subsidiaries	Eliminations	Inc.	Inc.	LLC	LLC	Eliminations	Holdings Inc.

Net cash provided by operating activities	$221,569	$—	$1	$—	$—	$221,570	$45,626	$4,855	$782	$—	$272,833
Cash flows from investing activities:
Additions to property and equipment	(7,250)	—	—	—	—	(7,250)	(46,215)	—	—	—	(53,465)
Sale (purchase) of restricted and other investments	(48,450)	—	—	—	—	(48,450)	—	—	—	48,450	—

Net cash used in investing activities	(55,700)	—	—	—	—	(55,700)	(46,215)	—	—	48,450	(53,465)

Cash flows from financing activities:
Long-term borrowings, net of costs	388,399	—	—	—	—	388,399	48,450	—	—	(48,450)	388,399
Related party long-term borrowings, net of costs	93,818	—	—	—	—	93,818	—	—	—	—	93,818
Repayment of long-term borrowings	(530,645)	—	—	—	—	(530,645)	(48,450)	—	—	—	(579,095)
Repayment of long-term related party borrowings	(100,000)	—	—	—	—	(100,000)	—	—	—	—	(100,000)
Payment of premiums on redemption of debt	(12,003)	—	—	—	—	(12,003)	(5,072)	—	—	—	(17,075)

Net cash used in financing activities	(160,431)	—	—	—	—	(160,431)	(5,072)	—	—	(48,450)	(213,953)

Net increase (decrease) in cash and cash equivalents	5,438	—	1	—	—	5,439	(5,661)	4,855	782	—	5,415
Cash and cash equivalents at beginning of period	199,938	—	15	—	—	199,953	5,923	760	104	—	206,740

Cash and cash equivalents at end of period	$205,376	$—	$16	$—	$—	$205,392	$262	$5,615	$886	$—	$212,155

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE PERIOD AUGUST 1, 2008 THROUGH DECEMBER 31, 2008 (SUCCESSOR ENTITY)

			XM									Consolidated
			Equipment	XM Non-		Consolidated XM	XM Satellite	Satellite				XM Satellite
	XM Satellite	XM Radio	Leasing	Guarantor		Satellite Radio	Radio Holdings	Leasing (702-4),	XM 1500	XM Investment		Radio
(in thousands)	Radio Inc.	Inc.	LLC	Subsidiaries	Eliminations	Inc.	Inc.	LLT	Eckington LLC	LLC	Eliminations	Holdings Inc.

Net cash (used in) provided by operating activities	$26,463	$—	$(18)	$—	$—	$26,445	$(21,535)	$1,479	$746	$104	$—	$7,239
Cash flows from investing activities:
Additions to property and equipment	(13,116)	—	—	—	—	(13,116)	(331)	—	—	—	—	(13,447)
Purchases of restricted and other investments	—	—	—	—	—	—	—	—	—	—	—	—
Sale of restricted and other investments	—	—	—	—	—	—	25,400	—	—	—	—	25,400

Net cash (used in) provided by investing activities	(13,116)	—	—	—	—	(13,116)	25,069	—	—	—	—	11,953

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	—	—	—	—	—	—
Capital contributions from Holdings	—	—	—	—		—	—	—	—	—	—	—
Long-term borrowings, net of costs	531,743	—	—	—	—	531,743	—	—	—	—	—	531,743
Payments to noncontrolling interest	(60,401)	—	—	—	—	(60,401)	—	(1,479)	—	—	—	(61,880)
Repayment of long-term borrowings	(1,083,143)	—	—	—	—	(1,083,143)	—	—	—	—	—	(1,083,143)
Payment of premiums on redemption of debt	—	—	—	—	—	—	(18,693)	—	—	—	—	(18,693)
Other, net	—	—	—	—	—	—	—	—	—	—	—	—

Net cash used in financing activities	(611,801)	—	—	—	—	(611,801)	(18,693)	(1,479)	—	—	—	(631,973)

Net increase (decrease) in cash and cash equivalents	(598,454)	—	(18)	—	—	(598,472)	(15,159)	—	746	104	—	(612,781)
Cash and cash equivalents at beginning of period	798,392	—	33	—	—	798,425	21,082	—	14	—	—	819,521

Cash and cash equivalents at end of period	$199,938	$—	$15	$—	$—	$199,953	$5,923	$—	$760	$104	$—	$206,740

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE PERIOD JANUARY 1, 2008 THROUGH JULY 31, 2008 (PREDECESSOR ENTITY)

			XM									Consolidated
			Equipment	XM Non-		Consolidated XM	XM Satellite	Satellite				XM Satellite
	XM Satellite	XM Radio	Leasing	Guarantor		Satellite Radio	Radio Holdings	Leasing (702-4),	XM 1500	XM Investment		Radio
(in thousands)	Radio Inc.	Inc.	LLC	Subsidiaries	Eliminations	Inc.	Inc.	LLT	Eckington LLC	LLC	Eliminations	Holdings Inc.

Net cash (used in) provided by operating activities	$(278,970)	$—	$22	$—	$—	$(278,948)	$20,961	$6,897	$4	$—	$—	$(251,086)
Cash flows from investing activities:
Additions to property and equipment	(23,854)	—	—	—	—	(23,854)	(6,989)	—	—	—	—	(30,843)
Purchases of restricted and other investments	—	—	—	—	—	—	(34,825)	—	—	—	—	(34,825)
Sale of restricted and other investments	—	—	—	—	—	—	—	—	—	—	—	—

Net cash used in investing activities	(23,854)	—	—	—	—	(23,854)	(41,814)	—	—	—	—	(65,668)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	964	—	—	—	—	964
Capital contributions from Holdings	13,125	—	—	—		13,125	(13,125)	—	—	—	—	—
Long-term borrowings, net of costs	1,023,190	—	—	—	—	1,023,190	—	—	—	—	—	1,023,190
Payments to noncontrolling interest	—	—	—	—	—	—	—	(6,897)	—	—	—	(6,897)
Repayment of long-term borrowings	(35,210)	—	—	—	—	(35,210)	—	—	—	—	—	(35,210)
Other, net	—	—	—	—	—	—	(2,458)	—	—	—	—	(2,458)

Net cash provided by (used in) financing activities	1,001,105	—	—	—	—	1,001,105	(14,619)	(6,897)	—	—	—	979,589

Net increase (decrease) in cash and cash equivalents	698,281	—	22	—	—	698,303	(35,472)	—	4	—	—	662,835
Cash and cash equivalents at beginning of period	100,111	—	11	—	—	100,122	56,554	—	10	—	—	156,686

Cash and cash equivalents at end of period	$798,392	$—	$33	$—	$—	$798,425	$21,082	$—	$14	$—	$—	$819,521

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2007 (PREDECESSOR ENTITY)

			XM									Consolidated
			Equipment	XMSR Non-		Consolidated	XM Satellite	Satellite	XM 1500	XM		XM Satellite
	XM Satellite	XM Radio	Leasing	Guarantor		XM Satellite	Radio	Leasing (702-4),	Eckington	Investment		Radio Holdings
(in thousands)	Radio Inc.	Inc.	LLC	Subsidiaries	Eliminations	Radio Inc.	Holdings Inc.	LLT	LLC	LLC	Eliminations	Inc.

Net cash (used in) provided by operating activities	$(162,982)	$25	$13,646	$—	$—	$(149,311)	$(55,626)	$9,486	$33,830	$6,891	$—	$(154,730)
Cash flows from investing activities:
Additions to property and equipment	(53,892)	(25)	—	—	—	(53,917)	(79,421)	(288,500)	—	—	288,500	(133,338)
Sales of property and equipment	—	—	—	—	—	—	288,500	—	—	—	(288,500)	—
Purchases of restricted and other investments	—	—	—	—	—	—	—	—	—	—	—	—
Sale of restricted and other investments	110	—	—	—	—	110	—	—	1,367	346	—	1,823

Net cash (used in) provided by investing activities	(53,782)	(25)	—	—	—	(53,807)	209,079	(288,500)	1,367	346	—	(131,515)

Cash flows from financing activities:
Proceeds from exercise of warrants and stock options	—	—	—	—	—	—	8,244	—	—	—	—	8,244
Capital contributions from Holdings	230,736	—	—	—		230,736	(230,736)	—	—	—	—	—
Capital contributions from outside investor to noncontrolling interest	—	—	—	—	—	—	—	57,700	—	—	(57,700)	—
Proceeds from insuance of debt by noncontrolling	—	—	—	—	—	—	—	230,800	—	—	(230,800)	—
Long term borrowings, net of related costs	(4,262)	—	—	—	—	(4,262)	—	—	—	—	288,500	284,238
Payments to noncontrolling interest	—	—	—	—	—	—	—	(9,486)	—	—	—	(9,486)
Repayment of long term borrowings	—	—	(13,667)	—	—	(13,667)	—	—	(32,410)	(6,467)	—	(52,544)
Payment of premiums on redemption of debt	—	—	—	—	—	—	—	—	(2,923)	(770)	—	(3,693)
Other, net	(2,044)	—	—	—	—	(2,044)	—	—			—	(2,044)

Net cash provided by (used in) financing activities	224,430	—	(13,667)	—	—	210,763	(222,492)	279,014	(35,333)	(7,237)	—	224,715

Net increase (decrease) in cash and cash equivalents	7,666	—	(21)	—	—	7,645	(69,039)	—	(136)	—	—	(61,530)
Cash and cash equivalents at beginning of period	92,445	—	32	—	—	92,477	125,593	—	146	—	—	218,216

Cash and cash equivalents at end of period	$100,111	$—	$11	$—	$—	$100,122	$56,554	$—	$10	$—	$—	$156,686

XM SATELLITE RADIO HOLDINGS INC. AND SUBSIDIARIES
Schedule II—Schedule of Valuation and Qualifying Accounts

	Balance at		Write-offs/
(in thousands)	Beginning of	Charged to	Payments/		Balance at
Description	Period	Expenses	Other	Adjustments	End of Period

Predecessor Entity:
Year ended December 31, 2007
Allowance for doubtful accounts	$4,946	12,740	(11,816)	$—	$5,870
Deferred tax assets—valuation allowance	$1,274,456	263,035	—	$—	$1,537,491

	Balance at		Write-offs/
	Beginning of	Charged to	Payments/			Balance at
Description	Period	Expenses	Other	Adjustments		End of Period

Predecessor Entity:
Period from January 1, 2008 to July 31, 2008
Allowance for doubtful accounts	$5,870	8,523	(7,267)	$(7,126	)(1)	$—
Deferred tax assets—valuation allowance	$1,537,491	113,497	—	$(1,650,988	)(1)	$—

	Balance at			Write-offs/
	Beginning of		Charged to	Payments/		Balance at
Description	Period		Expenses	Other	Adjustments	End of Period

Successor Entity:
Period from August 1, 2008 to December 31, 2008
Allowance for doubtful accounts	$—		7,529	(1,330)	$—	$6,199
Deferred tax assets—valuation allowance	$1,950,833	(1)	(65,433)	—	$—	$1,885,400

Year ended December 31, 2009
Allowance for doubtful accounts	$6,199		15,649	(16,491)	$—	$5,357
Deferred tax assets—valuation allowance	$1,885,400		94,713	—	$—	$1,980,113

(1)	Adjustments to reflect allocation of the purchase price in connection with the Merger.

EXHIBIT INDEX

Exhibit		Description
2.1	—
Agreement and Plan of Merger, dated as of February 19, 2007, among Sirius XM Radio Inc., Vernon Merger Corporation and XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 2.1 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K dated February 21, 2007).

3.1	—
Amended and Restated Certificate of Incorporation of XM Satellite Radio Holdings Inc. (incorporated by reference to Exhibit 3.1 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K dated December 9, 2009).

3.2	—	Bylaws of Vernon Merger Corporation (incorporated by reference to Exhibit 3.2 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed July 30, 2008).****

3.3	—	Restated Certificate of Incorporation of XM Satellite Radio Inc. (incorporated by reference to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-4, File No. 333-391789).

3.4	—	Amended and Restated Bylaws of XM Satellite Radio Inc. (incorporated by reference to Exhibit 3.10 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

3.5	—	Certificate of Ownership and Merger, dated August 5, 2008 (incorporated by reference to Exhibit 3.1 to Sirius XM Radio Inc.’s Current Report on Form 8-K dated August 5, 2008).

4.1	—	Form of certificate for shares of Sirius XM Radio Inc.’s Common Stock (incorporated by reference to Exhibit 4.3 to Sirius XM Radio Inc.’s Registration Statement on Form S-1 (File No. 33-74782)).

4.2	—
Warrant Agreement, dated March 15, 2000, between XM Satellite Radio Holdings Inc., as Issuer, and United States Trust Company of New York, as Warrant Agent (incorporated by reference to Amendment No. 1 to Exhibit 4.5 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-39176).

4.3	—
Warrant Registration Rights Agreement, dated March 15, 2000, among XM Satellite Radio Holdings Inc., Bear, Stearns & Co., Inc., Donaldson, Lufkin and Jenrette Securities Corporation, Salomon Smith Barney Inc. and Lehman Brothers Inc. (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-39176).

Exhibit		Description
4.4	—	Form of Warrant (incorporated by reference to Exhibit 4.7 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-1, File No. 333-39176).

4.5	—
Amended and Restated Security Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and The Bank of New York (incorporated by reference to Exhibit 4.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

4.6	—
Indenture, dated as of May 1, 2006, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and The Bank of New York, as trustee, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.1 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on May 5, 2006).

4.7	—	Form of 9.75% Senior Note due 2014 (incorporated by reference to Exhibit 4.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on May 5, 2006).

4.8	—
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

4.9	—
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

4.10	—
First Supplemental Warrant Agreement, dated July 28, 2008, among Sirius XM Radio Inc., XM Satellite Radio Holdings Inc. and The Bank of New York Mellon relating to the Warrants, dated March 15, 2000, with the United States Trust Company of New York (incorporated by reference to Exhibit 4.67 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.11	—
First Supplemental Indenture, dated July 28, 2008, among XM Satellite Radio Inc., as issuer, XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc. and The Bank of New York Mellon, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.72 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

Exhibit		Description
4.12	—
Second Supplemental Indenture, dated July 28, 2008, among XM Satellite Radio Inc., as issuer, XM Satellite Radio Holdings Inc., XM Equipment Leasing LLC, XM Radio Inc. and The Bank of New York Mellon, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.73 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.13	—
Indenture, dated as of July 31, 2008, among XM Escrow LLC and The Bank of New York Mellon, relating to the 13% Senior Notes due 2013 (incorporated by reference to Exhibit 4.77 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.14	—
Supplemental Indenture, dated as of July 31, 2008, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., XM Equipment Leasing LLC, XM Radio Inc., and The Bank of New York Mellon, relating to the 13% Senior Notes due 2013 (incorporated by reference to Exhibit 4.78 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.15	—
Supplemental Indenture, dated as of July 31, 2008, among XM Satellite Radio Holdings Inc., XM Escrow LLC and The Bank of New York Mellon, relating to the 13% Senior Notes due 2013 (incorporated by reference to Exhibit 4.79 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

4.16	—
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

4.17	—
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

4.18	—
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

4.19	—
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

4.20	—
Security Agreement, dated as of February 13, 2009, among XM 1500 Eckington LLC, XM Investment LLC and U.S. Bank National Association, as collateral trustee, relating to XM Satellite Radio Holdings Inc.’s 10% Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.3 to Sirius XM Radio Inc.’s Current Report on Form 8-K filed on February 17, 2009).

Exhibit		Description
4.21	—
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

4.22	—
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

4.23	—
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

4.24	—
Third Supplemental Indenture, dated as of March 6, 2009, among XM Satellite Radio Inc., XM Equipment Leasing LLC, XM Radio Inc. and the Bank of New York Mellon, as trustee, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.56 to Sirius XM Radio Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.25	—
Indenture, dated June 30, 2009, between XM Satellite Radio Inc. and U.S. Bank National Association relating to the 11.25% Senior Secured Notes due 2013 (incorporated by reference to Exhibit 4.59 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

**10.1	—
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
Third Amended and Restated Distribution and Credit Agreement, dated as of February 6, 2008, among General Motors Corporation, XM Satellite Radio Holdings Inc. and XM Satellite Radio Inc. (incorporated by reference to Exhibit 10.63 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007).

**10.4	—
Third Amended and Restated Satellite Purchase Contract for In-Orbit Delivery, dated as of May 15, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to XM Satellite Radio Holdings Inc.’s Registration Statement on Form S-3, File No. 333-89132).

10.5	—
Assignment and Novation Agreement, dated as of December 5, 2001, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on December 6, 2001).

Exhibit		Description
**10.6	—
Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated as of December 5, 2001, between XM Satellite Radio Inc. and Boeing Satellite Systems International Inc. (incorporated by reference to Exhibit 10.4 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on December 6, 2001).

10.7	—
Amended and Restated Assignment and Use Agreement, dated as of January 28, 2003, between XM Satellite Radio Inc. and XM Radio Inc. (incorporated by reference to Exhibit 10.7 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 29, 2003).

**10.8	—
Amended and Restated Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated May 23, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.53 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

**10.9	—
Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated July 31, 2003, among XM Satellite Radio Inc. and XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.54 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.10	—
December 2003 Amendment to the Satellite Purchase Contract for In-Orbit Delivery, dated December 19, 2003, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and Boeing Satellite Systems International, Inc. (incorporated by reference to Exhibit 10.57 to XM Satellite Radio Holdings Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.11	—
Waiver and Letter Agreement, dated as of July 14, 2008, among XM Satellite Radio Inc., XM Satellite Radio Holdings Inc. and certain beneficial owners of XM Satellite Radio Inc.’s 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 10.6 to XM Satellite Radio Inc.’s Current Report on Form 8-K filed on July 17, 2008).

10.12
Collateral Agreement, dated as of December 31, 2009, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., certain subsidiaries thereof, and U.S. Bank National Association, as collateral agent relating to the 11.25% Senior Secured Notes due 2013 (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 6, 2010).

*10.13	—	Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed June 1, 2007).

*10.14	—	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed June 1, 2007).

*10.15	—
XM Satellite Radio Holdings Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to XM Satellite Radio Holdings Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

21.1		List of Subsidiaries (filed herewith).

23.1		Consent of KPMG LLP (filed herewith).

31.1	—	Certificate of Mel Karmazin, President of XM Satellite Radio Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	—	Certificate of Mel Karmazin, President of XM Satellite Radio Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.3	—	Certificate of David J. Frear, Treasurer of XM Satellite Radio Holdings Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.4	—	Certificate of David J. Frear, Treasurer of XM Satellite Radio Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit		Description
32.1	—
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