Form 10-Q
period 2010-03-31
XM SATELLITE RADIO INC
filed 2010-05-07
CIK 1116317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _______________

Commission		I.R.S. Employer
File		Identification
Number	Exact name of Registrant As Specified in its Charter	Number

333-39178	XM SATELLITE RADIO INC.	52-1805102
DELAWARE
(State or other jurisdiction of incorporation or organization)
1500 ECKINGTON PLACE, NE
WASHINGTON, DC 20002-2194
(Address of principal executive offices) (Zip code)
(202) 380-4000
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
          Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of April 30, 2010)
XM SATELLITE RADIO INC.
COMMON STOCK, $0.10 PAR VALUE
(all shares are issued to Sirius XM Radio Inc.)	125 SHARES

XM SATELLITE RADIO INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
XM SATELLITE RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months
	Ended March 31,
(in thousands)	2010	2009
Revenue:
Subscriber revenue, including effects of rebates	$305,012	$287,466
Advertising revenue, net of agency fees	4,093	4,520
Equipment revenue	10,258	5,917
Other revenue	33,890	4,331

Total revenue	353,253	302,234
Operating expenses (depreciation and amortization shown separately below):
Cost of services:
Revenue share and royalties	42,981	49,682
Programming and content	28,275	27,538
Customer service and billing	29,356	34,139
Satellite and transmission	11,755	14,770
Cost of equipment	4,499	3,465
Subscriber acquisition costs	32,221	26,250
Sales and marketing	26,051	31,712
Engineering, design and development	5,230	4,751
General and administrative	26,538	31,752
Depreciation and amortization	37,469	54,827

Total operating expenses	244,375	278,886

Income from operations	108,878	23,348
Other income (expense):
Interest expense, net of amounts capitalized	(59,999)	(67,911)
Loss on extinguishment of debt and credit facilities, net	(8)	(627)
Loss on change in value of embedded derivatives	(37,291)	(58,203)
Interest and investment loss	(1,622)	(6,409)
Other income	1,328	386

Total other expense	(97,592)	(132,764)

Income (loss) before income taxes	11,286	(109,416)
Income tax expense	(629)	(578)

Net income (loss)	$10,657	$(109,994)

See accompanying Notes to the unaudited consolidated financial statements

XM SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
(in thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$171,335	$212,155
Accounts receivable, net	65,925	60,042
Inventory, net	4,768	4,016
Prepaid expenses	67,910	75,199
Related party current assets	103,982	103,479
Deferred tax asset	67,871	64,641
Other current assets	3,025	4,585

Total current assets	484,816	524,117
Property and equipment, net	826,541	799,405
Restricted investments	250	250
Deferred financing fees, net	66,906	68,571
Intangible assets, net	2,594,165	2,611,461
Related party long-term assets	107,520	111,730
Other long-term assets	8,149	25,529

Total assets	$4,088,347	$4,141,063

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$157,991	$198,219
Accrued interest	48,669	46,939
Current portion of deferred revenue	546,367	506,441
Current portion of deferred credit on executory contracts	259,325	252,831
Current maturities of long-term debt	9,463	11,382
Related party current liabilities	136,875	184,693

Total current liabilities	1,158,690	1,200,505
Deferred revenue	145,916	133,863
Deferred credit on executory contracts	716,197	784,078
Long-term debt	1,542,218	1,494,921
Long-term related party debt	158,595	157,032
Deferred tax liability	919,197	915,274
Related party long-term liabilities	26,599	46,301
Other long-term liabilities	39,435	38,851

Total liabilities	4,706,847	4,770,825

Commitments and contingencies (Note 12)
Stockholder’s deficit:
Common stock, par value $0.10; 1,000 shares authorized; 125 shares issued and outstanding as of March 31, 2010 and December 31, 2009	-	-
Accumulated other comprehensive loss, net of tax	(5,976)	(6,581)
Additional paid-in capital	6,060,660	6,060,660
Accumulated deficit	(6,673,184)	(6,683,841)

Total stockholder’s deficit	(618,500)	(629,762)

Total liabilities and stockholder’s deficit	$4,088,347	$4,141,063

See accompanying Notes to the unaudited consolidated financial statements

XM SATELLITE RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT AND COMPREHENSIVE INCOME

			Accumulated
	Common Stock		Other	Additional		Total
			Comprehensive	Paid-in	Accumulated	Stockholder’s
(in thousands, except share data)	Shares	Amount	Loss	Capital	Deficit	Deficit
Balance at December 31, 2009	100	$-	$(6,581)	$6,060,660	$(6,683,841)	$(629,762)

Net income	-	-	-	-	10,657	10,657
Other comprehensive income:
Unrealized gain on available-for-sale securities	-	-	469	-	-	469
Foreign currency translation adjustment, net of tax of $63	-	-	136	-	-	136

Total comprehensive income						11,262

Balance at March 31, 2010	100	$-	$(5,976)	$6,060,660	$(6,673,184)	$(618,500)

See accompanying Notes to the unaudited consolidated financial statements

XM SATELLITE RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$10,657	$(109,994)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,469	54,827
Non-cash interest expense	14,758	19,735
Provision for doubtful accounts	3,391	4,356
Amortization of deferred income related to equity method investment	(2,194)	(694)
Loss on investments	2,719	6,937
Loss on extinguishment of debt and credit facilities, net	8	627
Share-based payment expense	6,874	10,863
(Gain) loss on change in value of embedded derivatives	37,291	58,203
Deferred income taxes	629	578
Other non-cash purchase price adjustments	(58,817)	(41,150)
Changes in operating assets and liabilities:
Accounts receivable	(9,274)	(747)
Inventory	(752)	1,367
Related party assets	3,080	10,052
Prepaid expenses and other current assets	8,849	7,786
Other long-term assets	6,460	10,703
Accounts payable and accrued expenses	(19,176)	(15,754)
Accrued interest	1,730	(3,890)
Deferred revenue	49,409	48,937
Related party liabilities	(71,326)	(13,239)
Other long-term liabilities	585	(8,444)

Net cash provided by operating activities	22,370	41,059

Cash flows from investing activities:
Additions to property and equipment	(69,235)	(3,557)
Sale of restricted and other investments	9,450	-

Net cash used in investing activities	(59,785)	(3,557)

Cash flows from financing activities:
Payment of premiums on redemption of debt	-	(10,072)
Repayment of long-term borrowings	(3,405)	(26,782)
Debt issuance costs	-	(6,181)

Net cash used in financing activities	(3,405)	(43,035)

Net decrease in cash and cash equivalents	(40,820)	(5,533)
Cash and cash equivalents at beginning of period	212,155	206,740

Cash and cash equivalents at end of period	$171,335	$201,207

Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$40,029	$50,407
Non-cash investing and financing activities:
Property acquired through capital leases	-	260
Release of restricted investments	-	120,000
See accompanying Notes to the unaudited consolidated financial statements

XM SATELLITE RADIO INC. AND SUBSIDIARIES
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
          On July 28, 2008, XM Satellite Radio Holdings Inc. (“XM Holdings”) merged with and into Vernon Merger Corporation, a wholly owned subsidiary of Sirius Satellite Radio Inc. (the “Merger”) and, as a result, XM Holdings became a wholly owned subsidiary of Sirius XM Radio Inc. (“SIRIUS”). On April 14, 2010, XM Holdings merged with and into XM Satellite Radio Inc. (“XM”). XM was the surviving corporation of the merger, and as a result XM became a direct wholly-owned subsidiary of SIRIUS. The accounting for the Merger has been “pushed-down” in the accompanying unaudited consolidated financial statements. XM, together with its subsidiaries, is operated as an unrestricted subsidiary under SIRIUS’ existing indebtedness. As an unrestricted subsidiary, transactions between the companies are required to comply with various contractual provisions in our debt instruments. For purposes of these Notes to unaudited consolidated financial statements, “we,” “us,” “our,” “the company,” and similar terms refer to XM Satellite Radio Inc. and its consolidated subsidiaries.
          Our satellite radios are primarily distributed through automakers (“OEMs”); nationwide through retail locations and our website. We have agreements with major automakers to offer our satellite radios as factory- or dealer-installed equipment in their vehicles. Our radios are also offered to customers of rental car companies.
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
          The accompanying unaudited consolidated financial statements of XM Satellite Radio Inc. and subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. All significant intercompany transactions have been eliminated in consolidation.
     Basis of Presentation
          In the opinion of management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 have been made.
          XM operates as an unrestricted subsidiary of SIRIUS under its existing indebtedness. As an unrestricted subsidiary, transactions between the companies are required to comply with various contractual restrictions in our existing debt instruments. SIRIUS allocates certain expenses to us based on the estimated costs incurred by SIRIUS that pertain to us. Additionally, certain costs incurred by us benefit SIRIUS and are allocated to SIRIUS based on estimated costs incurred by us pertaining to SIRIUS. We settle amounts due between the parties on a semi-monthly and monthly basis, except for share-based payment arrangements, which are settled at times agreed to between us and SIRIUS. Our financial position, results of operations and cash flows could differ from those that might have resulted had we operated autonomously.

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          Interim results are not necessarily indicative of the results that may be expected for a full year. This Quarterly Report on Form 10-Q should be read together with our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on February 25, 2010.
          We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and have determined there have not been any events that have occurred that would require adjustment to our unaudited consolidated financial statements.
(3) Summary of Significant Accounting Policies
     Use of Estimates
          In presenting unaudited consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and accompanying notes. Estimates, by their nature, are based on judgment and available information. Actual results could differ materially from those estimates.
          Significant estimates inherent in the preparation of the accompanying unaudited consolidated financial statements include revenue recognition, asset impairment, useful lives of our satellites, valuation of embedded derivatives and valuation allowances against deferred tax assets. Economic conditions in the United States could have a material impact on our accounting estimates.
     Recent Accounting Pronouncements
          The Financial Accounting Standards Board (“FASB”) updated Accounting Standards Codification (“ASC”) 470 to incorporate the previously ratified EITF No. 09-1, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance, into the ASC. This standard requires share-lending arrangements in an entity’s own shares to be initially measured at fair value and treated as an issuance cost, excluded from basic and diluted earnings per share, and requires an entity to recognize a charge to earnings if it becomes probable the counterparty will default on the arrangement. This guidance was adopted as of January 1, 2010, as required, on a retrospective basis for all arrangements outstanding as of that date. In connection with the adoption, we have revised our original estimate of the fair value of the share-lending arrangements from $257,000 to $70,960 as a result of modifications to the valuation methodology and the inclusion of market participant information obtained in the first quarter of 2010. The following table reflects the retrospective adoption of EITF No. 09-1 on our December 31, 2009 consolidated balance sheet:

	As Originally	Retrospective	As Currently
Balance Sheet Line Item:	Reported	Adjustments	Reported

Deferred financing fees, net	$5,307	$63,264	$68,571
Related party long-term assets, net of current portion	110,439	1,291	111,730
Long-term debt	1,502,349	(7,428)	1,494,921
Long-term related party debt	157,183	(151)	157,032
Additional paid-in capital	5,989,700	70,960	6,060,660
Accumulated deficit	(6,685,015)	1,174	(6,683,841)
          The issuance cost recorded relates to share-lending arrangements entered into by SIRIUS with third parties on XM’s behalf involving SIRIUS shares. The measured fair value of the loaned shares totaling $70,960 was pushed down by SIRIUS to XM as Additional paid-in capital. XM holds none of the outstanding shares.
          During the three months ended March 31, 2009, we originally reported Interest expense and Net loss of $68,200 and $110,283, respectively. The retrospective adoption of EITF No. 09-1 resulted in reduced Interest expense of $289 and resulted in revised Interest expense and Net loss of $67,911 and $109,994, respectively.
          For the three months ended March 31, 2010, we recorded $1,527 in Interest expense related to the amortization of the issuance costs associated with the share-lending arrangement and other issuance costs. As of March 31, 2010, the unamortized balance of the debt issuance costs was $65,688, with $64,374 recorded in Deferred financing fees, net, and $1,314 recorded in Long-term related party assets.

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures about Fair Value Measurements, which requires expanded disclosures for significant transfers in and out of Level 1 and 2 fair value measurements including reasons for such transfers. Additionally, in the reconciliation for fair value measurements using Level 3 inputs, reporting entities should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). ASU 2010-6 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We adopted the applicable guidance on January 1, 2010, with no impact to our disclosures as fair value disclosures are not included due to immateriality.
          In February 2010, the FASB issued ASU No. 2010-9, Subsequent Events, to address certain implementation issues related to an entity’s requirement to perform and disclose subsequent-events procedures. ASU No. 2010-9 requires SEC filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated (thus alleviating potential conflicts between ASC subtopic 855-10 and the SEC’s requirements). ASU No. 2010-9 was immediately effective. We adopted this guidance immediately, which has impacted our disclosures.
     Accounts Receivable
          Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Our allowance for doubtful accounts considers historical experience, the age of amounts due, current economic conditions and other factors that may affect the debtor’s ability to pay.
          Accounts receivable, net, consists of the following:

	March 31,	December 31,
	2010	2009

Gross accounts receivable	$70,825	$65,399
Allowance for doubtful accounts	(4,900)	(5,357)

Total accounts receivable, net	$65,925	$60,042

     Inventory
          Inventory consists of finished goods, refurbished goods, and other raw material components used in manufacturing radios. Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. We record an estimated allowance for inventory that is considered slow moving, obsolete or whose carrying value is in excess of net realizable value. The provision related to products purchased for our direct to consumer distribution channel is reported as a component of Cost of equipment in our unaudited consolidated statements of operations. The remaining provision is reported as a component of Subscriber acquisition costs in our unaudited consolidated statements of operations.
          Inventory, net, consists of the following:

	March 31,	December 31,
	2010	2009

Raw materials	$5,711	$5,002
Finished goods	6,263	4,975
Allowance for obsolescence	(7,206)	(5,961)

Total inventory, net	$4,768	$4,016

     Reclassifications
          Certain amounts in our prior period unaudited consolidated financial statements have been reclassified to conform to our current period presentation.

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(4) Intangible Assets
          Intangible assets consisted of the following:

		March 31, 2010			December 31, 2009
	Weighted Average	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value

Indefinite life intangible assets
FCC licenses	Indefinite	$2,000,000	$-	$2,000,000	$2,000,000	$-	$2,000,000
Trademark	Indefinite	250,000	-	250,000	250,000	-	250,000

Definite life intangible assets
Subscriber relationships	9 years	$380,000	$(105,170)	$274,830	$380,000	$(91,186)	$288,814
Licensing agreements	9.1 years	75,000	(16,360)	58,640	75,000	(13,906)	61,094
Proprietary software	6 years	16,552	(7,626)	8,926	16,552	(6,823)	9,729
Developed technology	10 years	2,000	(333)	1,667	2,000	(283)	1,717
Leasehold interests	7.4 years	132	(30)	102	132	(25)	107

Total intangible assets		$2,723,684	$(129,519)	$2,594,165	$2,723,684	$(112,223)	$2,611,461

     Indefinite Life Intangible Assets
          We have identified our FCC licenses and our trademark as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use.
          We hold FCC licenses to operate our satellite digital audio radio service and provide ancillary services. Our FCC licenses for our satellites expire in 2013 and 2014. Prior to expiration, we will be required to apply for a renewal of our FCC licenses. The renewal and extension of our licenses is reasonably certain at minimal cost, which is expensed as incurred. Each of the FCC licenses authorizes us to use the broadcast spectrum, which is a renewable, reusable resource that does not deplete or exhaust over time.
          In connection with the Merger, $250,000 of the purchase price was allocated to our trademark. As of March 31, 2010, there were no legal, regulatory or contractual limitations associated with our trademark.
          We evaluate our indefinite life intangible assets for impairment on an annual basis as of October 1st of each year. An assessment is made at other times if events or changes in circumstances indicate that it is more likely than not that the assets have been impaired. During the three months ended March 31, 2010 and 2009, there were no indicators of impairment and no impairment loss was recorded for intangible assets with indefinite lives.
     Definite Life Intangible Assets
          Subscriber relationships are amortized on an accelerated basis over 9 years, which reflects the estimated pattern in which the economic benefits will be consumed. Other definite life intangible assets include certain licensing agreements, which are amortized over a weighted average useful life of 9.1 years on a straight-line basis.
          Amortization expense for definite life intangible assets was $17,296 and $20,430 for the three months ended March 31, 2010 and 2009, respectively. Expected amortization expense for each of the fiscal years through December 31, 2014 and for periods thereafter is as follows:

Year ending December 31,	Amount

Remaining 2010	$48,620
2011	58,850
2012	53,420
2013	47,097
2014	38,619
Thereafter	97,559

Total definite life intangible assets, net	$344,165

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(5) Subscriber Revenue
          Subscriber revenue consists of subscription fees, revenue derived from our agreements with daily rental fleet operators, non-refundable activation and other fees and the effects of rebates. Revenues received from OEMs for prepaid subscriptions included in the sale or lease price of vehicles are also included in subscriber revenue over the service period, after sale or subscriber activation.
          Subscriber revenue consists of the following:

	For the Three Months
	Ended March 31,
	2010	2009

Subscription fees	$303,703	$286,939
Activation fees	1,345	569
Effect of rebates	(36)	(42)

Total subscriber revenue	$305,012	$287,466

(6) Interest Costs
          We capitalize a portion of the interest on funds borrowed to finance the construction costs of our satellites. The following is a summary of our interest costs:

	For the Three Months
	Ended March 31,
	2010	2009

Interest costs charged to expense	$59,999	$67,911
Interest costs capitalized	10,870	7,642

Total interest costs incurred	$70,869	$75,553

          Included in interest costs incurred is non-cash interest expense, consisting of amortization related to original issue discounts and deferred financing fees of $14,758 and $19,735 for the three months ended March 31, 2010 and 2009, respectively.
(7) Property and Equipment
          Property and equipment, net, consists of the following:

	March 31,	December 31,
	2010	2009

Satellite system	$490,126	$490,126
Terrestrial repeater network	41,594	41,604
Leasehold improvements	7,250	7,250
Broadcast studio equipment	8,226	7,957
Capitalized software and hardware	54,542	53,772
Satellite telemetry, tracking and control facilities	32,914	32,877
Furniture, fixtures, equipment and other	27,550	27,418
Land	38,100	38,100
Building	53,851	53,851
Construction in progress	270,001	223,083

Total property and equipment	1,024,154	976,038
Accumulated depreciation and amortization	(197,613)	(176,633)

Property and equipment, net	$826,541	$799,405

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          Depreciation and amortization expense on property and equipment was $20,173 and $34,397 for the three months ended March 31, 2010 and 2009, respectively.
     Satellites
          We own four orbiting satellites, XM-1 and XM-2 serve as in-orbit spares while XM-3 and XM-4 currently transmit our signal. Our satellites were launched in March 2001, May 2001, February 2005 and October 2006, respectively. Space Systems/Loral has constructed our fifth satellite, XM-5, for use in our system. In October 2009, SIRIUS entered into an agreement with International Launch Services (“ILS”) to secure a satellite launch for XM-5 on a Proton rocket.
          During the three months ended March 31, 2010, we capitalized interest and expenses related to the build out and launch vehicle of the XM-5 satellite to be launched in the future.
(8) Related Party Transactions
          We had the following related party balances at March 31, 2010 and December 31, 2009:

	Related party		Related party		Related party		Related party		Related party
	current assets		long-term assets		current liabilities		long-term liabilities		long-term debt
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Liberty Media	$-	$-	$1,877	$1,937	$4,758	$4,589	$-	$-	$158,595	$157,032
XM Canada	1,201	1,011	27,613	24,429	2,775	2,775	26,599	28,793	-	-
General Motors	100,687	99,554	78,030	85,364	55,132	93,107	-	17,508	-	-
American Honda	2,094	2,914	-	-	4,079	3,841	-	-	-	-
SIRIUS	-	-	-	-	70,131	80,381	-	-	-	-

Total	$103,982	$103,479	$107,520	$111,730	$136,875	$184,693	$26,599	$46,301	$158,595	$157,032

     Liberty Media
          On February 17, 2009, SIRIUS entered into an Investment Agreement (the “Investment Agreement”) with an affiliate of Liberty Media Corporation, Liberty Radio, LLC (collectively, “Liberty Media”). Pursuant to the Investment Agreement, in March 2009 SIRIUS issued to Liberty Radio, LLC 12,500,000 shares of SIRIUS’ Convertible Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”) with a liquidation preference of $0.001 per share in partial consideration for certain loan investments. Liberty Media has representatives on SIRIUS’ board of directors.
          Liberty Media has advised us that as of March 31, 2010 and December 31, 2009, respectively, it owned the following principal amounts of our debt, excluding discounts of $17,275 and $18,092, respectively, and embedded derivatives of $1,870 and $1,124, respectively:

	March 31,	December 31,
	2010	2009
11.25% Senior Secured Notes due 2013	$87,000	$87,000
13% Senior Notes due 2013	76,000	76,000
7% Exchangeable Senior Subordinated Notes due 2014	11,000	11,000

Total	$174,000	$174,000

          As of March 31, 2010 and December 31, 2009, we recorded $4,758 and $4,589, respectively, related to accrued interest with Liberty Media to Related party current liabilities. We recognized Interest expense related to Liberty Media of $5,980 and $3,971 for the three months ended March 31, 2010 and 2009, respectively.

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
     XM Canada
          In 2005, we entered into agreements to provide XM Canada with the right to offer XM satellite radio service in Canada. The agreements have an initial term of ten years and XM Canada has the unilateral option to extend the term of the agreements for an additional five years. We receive a 15% royalty for all subscriber fees earned by XM Canada each month for its basic service and an activation fee for each gross activation of an XM Canada subscriber on our system. XM Canada is obligated to pay us a total of $71,800 for the rights to broadcast and market National Hockey League (“NHL”) games for a 10-year term.
          The estimated fair value of deferred revenue from XM Canada as of the Merger date was approximately $34,000, and is amortized on a straight-line basis over the expected term of the agreements. As of March 31, 2010 and December 31, 2009, the carrying value of Deferred revenue related to XM Canada was $29,374 and $31,568, respectively.
          We have extended a Cdn$45,000 standby credit facility to XM Canada, which can be utilized to purchase terrestrial repeaters or finance royalty and activation fees. The facility matures on December 31, 2012 and bears interest at 17.75% per annum. We have the right to convert unpaid principal amounts into Class A subordinate voting shares of XM Canada at the price of Cdn$16.00 per share. As of March 31, 2010 and December 31, 2009, amounts drawn by XM Canada on this facility in lieu of payment of fees recorded in Related party long-term assets were $20,824 and $18,429, respectively. The balance as of March 31, 2010 included a $726 valuation allowance related to the equity net loss from our investment in XM Canada shares.
          As of March 31, 2010 and December 31, 2009, amounts due from XM Canada also included $6,789 and $6,000, respectively, attributable to deferred programming costs and accrued interest (in addition to the amounts drawn on the standby credit facility), all of which is reported as Related party long-term assets.
          We recorded the following revenue from XM Canada as Other revenue in our unaudited consolidated statements of operations, in connection with the agreements above:

	For the Three Months
	Ended March 31,
	2010	2009

Amortization of XM Canada deferred income	$694	$694
Subscriber and activation fees royalties	2,347	114
Licensing fee revenue	1,500	1,500
Advertising reimbursements	333	367

Total revenue from XM Canada	$4,874	$2,675

     General Motors and American Honda
          We have a long-term distribution agreement with General Motors Company (“GM”). GM has a representative on SIRIUS’ board of directors and is considered a related party. Mr. Huber is not standing for reelection at SIRIUS’ Annual Meeting of Stockholders scheduled for May 27, 2010, and GM will no longer be a related party following his term as a director. During the term of the agreement, GM has agreed to distribute the XM service. We subsidize a portion of the cost of XM radios and make incentive payments to GM when the owners of GM vehicles with installed XM radios become subscribers to XM’s service. We also share with GM a percentage of the subscriber revenue attributable to GM vehicles with installed XM radios. As part of the agreement, GM provides certain call-center related services directly to XM subscribers who are also GM customers for which we reimburse GM.
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

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          We have an agreement to make a certain amount of our bandwidth available to American Honda. American Honda has a representative on SIRIUS’ board of directors and is considered a related party. Mr. Mendel is not standing for reelection at SIRIUS’ Annual Meeting of Stockholders scheduled for May 27, 2010, and American Honda will no longer be a related party following his term as a director. American Honda’s use of our bandwidth must be in compliance with applicable laws, must not compete or adversely interfere with our business, and must meet our quality standards. This agreement remains in effect so long as American Honda holds a certain amount of its investment in SIRIUS. We make incentive payments to American Honda for each purchaser of a Honda or Acura vehicle that becomes a self-paying XM subscriber and shares with American Honda a portion of the subscriber revenue attributable to Honda and Acura vehicles with installed XM radios.
          We recorded the following total revenue from GM and American Honda, primarily consisting of subscriber revenue, in connection with the agreements above:

	For the Three Months
	Ended March 31,
	2010	2009

General Motors	$7,764	$6,992
American Honda	2,887	2,832

Total	$10,651	$9,824

          We have incurred the following expenses with GM and American Honda:

	For the Three Months Ended March 31,
	2010		2009
	General	American	General	American
	Motors	Honda	Motors	Honda

Sales and marketing	$7,799	$-	$8,094	$-
Revenue share and royalties	9,067	1,831	17,674	1,435
Subscriber acquisition costs	10,487	1,226	9,261	1,331
Customer service and billing	75	-	90	-
Interest expense, net of amounts capitalized	1,421	-	336	-

Total	$28,849	$3,057	$35,455	$2,766

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
          We recorded total advertising revenue allocated from SIRIUS of $3,860 and $2,566 for the three months ended March 31, 2010 and 2009, respectively.
          We recognized total allocated net operating expenses with SIRIUS of $40,980 and $43,136 for the three months ended March 31, 2010 and 2009, respectively.

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(9) Investments
          Investments consist of the following:

	March 31,	December 31,
	2010	2009

Investment in XM Canada	$-	$2,390
Investment in XM Canada debentures	3,169	2,970
Auction rate certificates	-	8,556
Restricted investments	250	250

Total investments	$3,419	$14,166

     XM Canada
          Our investment in XM Canada is recorded using the equity method since we have significant influence, but do not control XM Canada. Under this method, our investment in XM Canada is adjusted quarterly to recognize our share of net earnings or losses as they occur, rather than at the time dividends or other distributions are received, limited to the extent of our investment in, advances to, and commitments to fund XM Canada. We have a 23.33% economic interest in XM Canada.
          Our share of net earnings or losses of XM Canada is recorded (on a one-month lag) to Interest and investment income (loss) in our unaudited consolidated statements of operations. We evaluate our investment in XM Canada periodically and record an impairment charge to Interest and investment income (loss) in our unaudited consolidated statements of operations if we determine that decreases in fair value are considered to be other than temporary. In addition, any payments received from XM Canada in excess of the carrying value of our investments in, advances and commitments to XM Canada is recorded to Interest and investment income (loss) in our unaudited consolidated statements of operations.
          We recorded the following amounts to Interest and investment income (loss):

	For the Three Months
	Ended March 31,
	2010	2009

Share of XM Canada net loss	$(3,151)	$(3,903)
Impairment of XM Canada	-	(3,034)
Gain on sale of auction rate certificate	425	-

Total	$(2,726)	$(6,937)

          In addition, during the three months ended March 31, 2010, we recorded $35 as a foreign exchange gain to Accumulated other comprehensive loss, net of tax, related to our investment in XM Canada.
          We hold an investment in Cdn$4,000 face value of 8% convertible unsecured subordinated debentures issued by XM Canada, for which the embedded conversion feature is bifurcated from the host contract. The host contract is accounted for at fair value as an available-for-sale security with changes in fair value recorded to Accumulated other comprehensive loss, net of tax. The embedded conversion feature is accounted for at fair value as a derivative with changes in fair value recorded in earnings as Interest and investment income (loss). As of March 31, 2010, the carrying value of the host contract and embedded derivative related to our investment in the debentures was $3,164 and $5, respectively. As of December 31, 2009, the carrying value of the host contract and embedded derivative related to our investment in the debentures was $2,961 and $9, respectively.

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
     Auction Rate Certificates
          Auction rate certificates are long-term securities structured to reset their coupon rates by means of an auction. We accounted for our investment in auction rate certificates as available-for-sale securities. In January 2010, our investment in the auction rate certificates was called by the issuer at par plus accrued interest, or $9,456, resulting in a gain of $425 in the three months ended March 31, 2010.
     Restricted Investments
          Restricted investments relate to deposits placed into escrow for the benefit of third parties pursuant to programming agreements.
(10) Fair Value
          The following table summarizes the fair value of our financial instruments at March 31, 2010:

	Fair Value Measurements Using
	Quoted Prices in Active		Significant
	Markets for Identical	Significant Other	Unobservable
(in thousands)	Assets (Level 1)	Observable Inputs (Level 2)	Inputs (Level 3)	Carrying Value

Assets:
Host contract and embedded derivatives	N/A	N/A	$3,169	$3,169

Liabilities:
Debt-related embedded derivatives	$-	$-	$93,483	$93,483
          The following table presents the changes in the Level 3 fair-value category for the three months ended March 31, 2010. We classify financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs. Fair values are determined using lattice models or market quotes. We recognized net unrealized losses in earnings of $36,832 and $58,176 for the three months ended March 31, 2010 and 2009, respectively.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Debentures and	Debt-Related
	Auction Rate Securities	Embedded Derivatives	Embedded Derivatives

Balance at December 31, 2009	$8,556	$2,970	$56,192

Total gains and losses (realized /unrealized)	425	34	37,291
Included in other comprehensive income	469	165	-
Sale of assets	(9,450)	-	-

Balance at March 31, 2010	$-	$3,169	$93,483

          As of March 31, 2010 and December 31, 2009, the aggregate carrying value of our debt was $1,616,793 and $1,607,143 (excludes embedded derivatives), respectively; while the aggregate fair value approximated $1,823,728 and $1,992,362, respectively. The fair value for publicly traded instruments is determined using quoted market prices and, for non-publicly traded instruments, fair value is based upon estimates from a market maker and brokerage firm.

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(11) Debt
          Our debt consists of the following:

	Conversion
	Price (per	March 31,	December 31,
	SIRIUS share)	2010	2009

10% Senior PIK Secured Notes due 2011 (a)	N/A	113,685	113,685
Less: discount		(6,500)	(7,711)
11.25% Senior Secured Notes due 2013 (b)	N/A	525,750	525,750
Less: discount		(30,398)	(32,259)
13% Senior Notes due 2013 (c)	N/A	778,500	778,500
Less: discount		(72,610)	(76,602)
9.75% Senior Notes due 2014 (d)	N/A	5,260	5,260
7% Exchangeable Senior Subordinated Notes due 2014 (e)	$1.875	550,000	550,000
Less: discount		(257,793)	(263,784)
Other debt:
Capital leases	N/A	10,899	14,304
Embedded derivatives (f)		93,483	56,192

Total debt		1,710,276	1,663,335

Less: current maturities		9,463	11,382

Total long-term		1,700,813	1,651,953
Less: related party		158,595	157,032

Total long-term, excluding related party		$1,542,218	$1,494,921

     (a) 10% Senior PIK Secured Notes due 2011
          XM has outstanding $113,685 aggregate principal amount of 10% Senior PIK Secured Notes due 2011 (the “PIK Notes”). Interest is payable on the PIK Notes semi-annually in arrears on June 1 and December 1 of each year at a rate of 10% per annum paid in cash from December 1, 2008 to December 1, 2009; at a rate of 10% per annum paid in cash and 2% per annum paid in kind from December 1, 2009 to December 1, 2010; and at a rate of 10% per annum paid in cash and 4% per annum paid in kind from December 1, 2010 to the maturity date.
          The PIK Notes are fully and unconditionally guaranteed by XM 1500 Eckington LLC and XM Investment LLC (together, the “Subsidiary Guarantors”) and are secured by a first-priority lien on substantially all of the property of the Subsidiary Guarantors.
          On April 28, 2010, we announced our redemption of all of our outstanding PIK Notes, at a price of 100% plus accrued interest on June 1, 2010. We will record an aggregate loss on extinguishment of the PIK Notes of $4,480 in the second quarter of 2010, consisting primarily of unamortized discount, as a Loss on extinguishment of debt and credit facilities, net, in our unaudited consolidated statements of operations.
     (b) 11.25% Senior Secured Notes due 2013
          In June 2009, XM issued $525,750 aggregate principal amount of 11.25% Senior Secured Notes due 2013 (the “11.25% Notes”). Interest is payable semi-annually in arrears on June 15 and December 15 of each year at a rate of 11.25% per annum. The 11.25% Notes mature on June 15, 2013. The 11.25% Notes were issued for $488,398, resulting in an aggregate original issuance discount of $37,352. Substantially all of the domestic subsidiaries of XM guarantee XM’s obligations under the 11.25% Notes. The 11.25% Notes and related guarantees are secured by first-priority liens on substantially all of the assets of XM and the guarantors.
     (c) 13% Senior Notes due 2013
          In July 2008, XM issued $778,500 aggregate principal amount of 13% Senior Notes due 2013 (the “13% Notes”). Interest is payable semi-annually in arrears on February 1 and August 1 of each year at a rate of 13% per annum. The 13% Notes are unsecured and mature on August 1, 2013. Substantially all of the domestic subsidiaries of XM guarantee XM’s obligations under the 13% Notes.

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
     (d) 9.75% Senior Notes due 2014
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
          In March 2009, XM executed and delivered a Third Supplemental Indenture (the “9.75% Notes Supplemental Indenture”). The 9.75% Notes Supplemental Indenture amended the indenture to eliminate substantially all of the restrictive covenants, eliminated certain events of default and modified or eliminated certain other provisions contained in the indenture and the 9.75% Notes. Substantially all of the domestic subsidiaries of XM guarantee XM’s obligations under the 9.75% Notes.
     (e) 7% Exchangeable Senior Subordinated Notes due 2014
          In August 2008, XM issued $550,000 aggregate principal amount of 7% Exchangeable Senior Subordinated Notes due 2014 (the “Exchangeable Notes”). The Exchangeable Notes are senior subordinated obligations of XM and rank junior in right of payment to its existing and future senior debt and equally in right of payment with its existing and future senior subordinated debt. Substantially all the domestic subsidiaries of XM guarantee the Exchangeable Notes on a senior subordinated basis.
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
     (f) Embedded Derivatives
          We issued convertible debt securities, including the 7% Exchangeable Senior Subordinated Notes due 2014 containing non-detachable conversion or exchange features. Upon completion of the Merger, these debt agreements were amended such that the settlement of conversion features is into shares of SIRIUS common stock.
          The convertible and exchangeable features are embedded derivatives, and subsequent to the Merger are required to be separated from the host contract for accounting purposes. The embedded derivatives are recorded as derivative liabilities and included in our debt balances in our statement of financial position and the changes in fair value of those derivatives are reported in the period in which the fair value changes. Due to the change in fair value of these embedded derivatives, we recognized $37,291 and $58,203 to Loss on change in value of embedded derivatives during the three months ended March 31, 2010 and 2009. The balance of derivative liabilities was $93,483 and $56,192 as of March 31, 2010 and December 31, 2009, respectively.
Covenants and Restrictions
          Our debt generally requires compliance with certain financial covenants that restrict our ability to, among other things, (i) incur additional indebtedness unless SIRIUS’ consolidated leverage ratio would be no greater than 6.00 to 1 pro forma for the incurrence, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions. XM operates as an unrestricted subsidiary of SIRIUS for purposes of compliance with the covenants contained in SIRIUS’ debt instruments.
          Under our debt agreements, the following generally constitute an event of default: (1) a default in the payment of interest; (2) a default in the payment of principal; (3) failure to comply with covenants; (4) failure to pay other indebtedness after final maturity or acceleration of other indebtedness exceeding a specified amount; (5) certain events of bankruptcy; (6) judgment for payment of money exceeding a specified aggregate amount; (7) voidance of subsidiary guarantees, subject to grace periods where applicable. If an event of default occurs and is continuing, our debt could become immediately due and payable.
          At March 31, 2010, we were in compliance with all our debt covenants.

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(12) Commitments and Contingencies
          The following table summarizes our expected contractual cash commitments as of March 31, 2010:

	Remaining
(in thousands)	2010	2011	2012	2013	2014	Thereafter	Total

Long-term debt obligations	$7,977	$116,580	$27	$1,304,250	$555,260	$-	$1,984,094
Cash interest payments	160,703	209,826	199,365	169,791	38,756	-	778,441
Lease obligations	16,389	8,436	5,134	2,804	2,228	1,492	36,483
Satellite and transmission	46,467	2,826	-	-	-	8,635	57,928
Programming and content	43,574	111,131	101,015	20,678	10,350	4,000	290,748
Satellite performance incentive payments	3,762	4,695	5,030	5,392	5,784	37,048	61,711
Marketing and distribution	10,078	9,271	9,034	3,000	3,000	1,500	35,883
Other	4,890	395	53	-	-	-	5,338

Total	$293,840	$463,160	$319,658	$1,505,915	$615,378	$52,675	$3,250,626

          Long-term debt obligations. Long-term debt obligations include principal payments on outstanding debt. On April 28, 2010, we announced the redemption of all our outstanding 10% Senior PIK Secured Notes, contractually scheduled to mature in 2011, at a price of 100% plus accrued interest. The table above continues to reflect the contractual payments of interest and principal for these notes in 2010 and 2011.
          Cash interest payments. Cash interest payments include interest due on outstanding debt through maturity.
          Satellite and transmission. We have entered into agreements with third parties to operate and maintain the off-site satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater network. We have also entered into various agreements to design and construct satellites for use in our systems and to launch those satellites. Space Systems/Loral has constructed a fifth satellite, XM-5, for use in our system. In October 2009, SIRIUS entered into an agreement with ILS to secure a satellite launch for XM-5 on a Proton rocket.
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
          Satellite incentive payments. Boeing Satellite Systems International, Inc., the manufacturer of our four in-orbit satellites, may be entitled to future in-orbit performance payments with respect to two of our four satellites. As of March 31, 2010, we have accrued $28,088 related to contingent in-orbit performance payments for XM-3 and XM-4 based on expected operating performance over their fifteen year design life. Boeing may also be entitled to an additional $10,000 if XM-4 continues to operate above baseline specifications during the five years beyond the satellite’s fifteen year design life.
          Operating lease obligations. We have entered into cancelable and non-cancelable operating leases for office space, equipment and terrestrial repeaters. These leases provide for minimum lease payments, additional operating expense charges, leasehold improvements and rent escalations that have initial terms ranging from one to fifteen years, and certain leases that have options to renew. The effect of the rent holidays and rent concessions are recognized on a straight-line basis over the lease term, including reasonably assured renewal periods.

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          Other. We have entered into various agreements with third parties for general operating purposes. In addition to the minimum contractual cash commitments described above, we have entered into agreements with other variable cost arrangements. These future costs are dependent upon many factors, including subscriber growth, and are difficult to anticipate; however, these costs may be substantial. We may enter into additional programming, distribution, marketing and other agreements that contain similar variable cost provisions.
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
          Advanced Recording Functionality Disputes/Atlantic Recording Corporation, BMG Music, Capital Records, Inc., Elektra Entertainment Group Inc., Interscope Records, Motown Record Company, L.P., Sony BMG Music Entertainment, UMG Recordings, Inc., Virgin Records, Inc. and Warner Bros. Records Inc. v. XM Satellite Radio Inc. Commencing in May 2006, holders of copyrights in sound recordings and holders of copyrights in musical works brought actions against XM in connection with the advanced recording functionality included in the XM Inno, the XM NeXus, the XM Helix and the XM SkyFi3 line of radios. The plaintiffs brought this action in the United States District Court for the Southern District of New York, seeking monetary damages and equitable relief. We have settled these claims with the major record companies and a significant number of music publishers. We are in discussions to settle these claims with certain independent record companies and other music publishers.
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
(13) Condensed Consolidating Financial Information
          XM 1500 Eckington LLC, XM Investment LLC, XM Radio Inc., XM Equipment Leasing LLC and substantially all of our other wholly-owned subsidiaries (collectively, the “XM Guarantor Subsidiaries”) have fully and unconditionally, jointly and severally, directly or indirectly, guaranteed, on an unsecured basis, certain of the debt issued by XM.
          These condensed consolidating financial statements should be read in conjunction with the unaudited consolidated financial statements of XM Satellite Radio Inc. and Subsidiaries.
Basis of Presentation
          In presenting our condensed consolidating financial statements of XM, the equity method of accounting has been applied to XM’s interests in the XM Guarantor Subsidiaries where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All intercompany balances and transactions between XM and the XM Guarantor Subsidiaries, XM Guarantor Subsidiaries and the Non-Guarantor Subsidiaries have been eliminated, as shown in the column “Eliminations.”
          Our accounting bases in all subsidiaries, including goodwill and identified intangible assets, have been “pushed down” to the applicable subsidiaries.

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

			XM
			Equipment	XM 1500	XM			Consolidated
	XM Satellite	XM Radio	Leasing	Eckington	Investment	Other		XM Satellite
(in thousands)	Radio Inc.	Inc.	LLC	LLC	LLC	Subsidiaries	Eliminations	Radio Inc.

Revenue	$353,239	$-	$-	$2,583	$330	$-	$(2,899)	$353,253

Cost of services	116,863	3	-	-	-	-	-	116,866
Subscriber acquisition costs	32,221	-	-	-	-	-	-	32,221
Sales and marketing	26,051	-	-	-	-	-	-	26,051
Engineering, design and development	5,230	-	-	-	-	-	-	5,230
General and administrative	28,202	185	2	277	73	-	(2,201)	26,538
Depreciation and amortization	36,859	-	-	508	102	-	-	37,469

Total operating expenses	245,426	188	2	785	175	-	(2,201)	244,375

Income (loss) from operations	107,813	(188)	(2)	1,798	155	-	(698)	108,878

Other income (expense):
Interest expense, net of amounts capitalized	(74,486)	-	-	-	-	-	14,487	(59,999)
Loss on extinguishment of debt and credit facilities, net	(8)	-	-	-	-	-	-	(8)
Gain (loss) on change in value of embedded derivative	(37,291)	-	-	-	-	-	-	(37,291)
Other income (expense)	14,680	46,038	2,824	-	-	14,403	(78,239)	(294)

Net income (loss) before income taxes	10,708	45,850	2,822	1,798	155	14,403	(64,450)	11,286
Benefit from (provision for) income taxes	(51)	(578)	-	-	-	-	-	(629)

Net income (loss)	$10,657	$45,272	$2,822	$1,798	$155	$14,403	$(64,450)	$10,657

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

			XM
			Equipment	XM 1500	XM			Consolidated
	XM Satellite	XM Radio	Leasing	Eckington	Investment	Other		XM Satellite
(in thousands)	Radio Inc.	Inc.	LLC	LLC	LLC	Subsidiaries	Eliminations	Radio Inc.

Revenue	$302,234	$-	$-	$2,569	$332	$-	$(2,901)	$302,234

Cost of services	129,478	-	9	-	-	-	107	129,594
Subscriber acquisition costs	26,250	-	-	-	-	-	-	26,250
Sales and marketing	31,712	-	-	-	-	-	-	31,712
Engineering, design and development	4,751	-	-	-	-	-	-	4,751
General and administrative	33,663	-	-	312	85	-	(2,308)	31,752

Depreciation and amortization	52,290	-	1,999	401	137	-	-	54,827

Total operating expenses	278,144	-	2,008	713	222	-	(2,201)	278,886

Income (loss) from operations	24,090	-	(2,008)	1,856	110	-	(700)	23,348
Other income (expense):
Interest expense, net of amounts capitalized	(82,519)	-	-	-	-	(161)	14,769	(67,911)
Loss on extinguishment of debt and credit facilities, net	(627)	-	-	-	-	-	-	(627)
Loss on change in value of embedded derivative	(58,203)	-	-	-	-	-	-	(58,203)
Other income (expense)	7,843	43,054	2,902	-	-	14,608	(74,430)	(6,023)

Net (loss) income before income taxes	(109,416)	43,054	894	1,856	110	14,447	(60,361)	(109,416)
Provision for (benefit from) income taxes	(578)	(578)	-	-	-	-	578	(578)

Net (loss) income	$(109,994)	$42,476	$894	$1,856	$110	$14,447	$(59,783)	$(109,994)

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF MARCH 31, 2010

			XM	XM 1500	XM			Consolidated
	XM Satellite		Equipment	Eckington	Investment	Other		XM Satellite
(in thousands)	Radio Inc.	XM Radio Inc.	Leasing LLC	LLC	LLC	Subsidiaries	Eliminations	Radio Inc.
Current assets:
Cash and cash equivalents	$163,585	$-	$21	$6,732	$997	$-	$-	$171,335
Accounts receivable, net	65,925	-	-	-	-	-	-	65,925
Due from subsidiaries/affiliates	20,564	826,288	69,197	49,035	5,062	801,251	(1,771,397)	-
Inventory, net	4,768	-	-	-	-	-	-	4,768
Prepaid expenses	67,910	-	-	-	-	-	-	67,910
Related party current assets	90,836	-	-	-	-	-	13,146	103,982
Deferred tax asset	67,871	-	-	-	-	-	-	67,871
Other current assets	3,395	-	56	236	-	-	(662)	3,025

Total current assets	484,854	826,288	69,274	56,003	6,059	801,251	(1,758,913)	484,816

Property and equipment, net	757,474	-	-	56,650	12,417	-	-	826,541
Investment in subsidiaries/affiliates	3,055,795	-	-	-	-	-	(3,055,795)	-
Restricted investments	250	-	-	-	-	-	-	250
Deferred financing fees, net	66,906	-	-	-	-	-	-	66,906
Intangible assets, net	594,165	2,000,000	-	-	-	-	-	2,594,165
Related party long-term assets	107,520	-	-	-	-	-	-	107,520
Other long-term assets	6,112	-	-	2,037	-	-	-	8,149

Total assets	$5,073,076	$2,826,288	$69,274	$114,690	$18,476	$801,251	$(4,814,708)	$4,088,347

Current liabilities:
Accounts payable and accrued expenses	$204,967	$-	$105	$-	$-	$-	$(47,081)	$157,991
Accrued interest	48,669	-	-	-	-	-	-	48,669
Due to subsidiaries/affiliates	1,695,767	-	2,527	5,187	-	12,556	(1,716,037)	-
Current portion of deferred revenue	546,367	-	-	-	-	-	-	546,367
Current portion of deferred credit	-	-	-	-	-	-	-	-
on executory contracts	259,325	-	-	-	-	-	-	259,325
Current maturities of long-term debt	9,463	-	-	-	-	-	-	9,463
Current maturities of long-term	-	-	-	-	-	-	-	-
related party debt	-	-	-	-	-	-	-	-
Related party current liabilities	129,469	3	46	-	-	-	7,357	136,875

Total current liabilities	2,894,027	3	2,678	5,187	-	12,556	(1,755,761)	1,158,690

Deferred revenue	145,916	-	-	-	-	-	-	145,916
Deferred credit on executory contracts	716,197	-	-	-	-	-	-	716,197
Long-term debt	1,542,218	-	-	-	-	-	-	1,542,218
Long-term related party debt	158,595	-	-	-	-	-	-	158,595
Deferred tax liability	164,121	755,076	-	-	-	-	-	919,197
Related party long-term liability	26,599	-	-	-	-	-	-	26,599
Other long-term liabilities	43,901	-	-	(1,315)	-	-	(3,151)	39,435

Total liabilities	5,691,574	755,079	2,678	3,872	-	12,556	(1,758,912)	4,706,847

Commitments and contingencies
Stockholder’s equity (deficit):
Capital stock	-	-	-	-	-	-	-	-
Accumulated other comprehensive loss	(5,976)	-	-	-	-	-	-	(5,976)
Additional paid-in-capital	6,060,660	1,781,641	57,853	99,348	17,615	691,811	(2,648,268)	6,060,660
Retained earnings (deficit)	(6,673,182)	289,568	8,743	11,470	861	96,884	(407,528)	(6,673,184)

Total stockholder’s equity (deficit)	(618,498)	2,071,209	66,596	110,818	18,476	788,695	(3,055,796)	(618,500)

Total liabilities and stockholder’s equity (deficit)	$5,073,076	$2,826,288	$69,274	$114,690	$18,476	$801,251	$(4,814,708)	$4,088,347

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2009

			XM	XM 1500	XM			Consolidated
	XM Satellite		Equipment	Eckington	Investment	Other		XM Satellite
(in thousands)	Radio Inc.	XM Radio Inc.	Leasing LLC	LLC	LLC	Subsidiaries	Eliminations	Radio Inc.
Current assets:
Cash and cash equivalents	$205,638	$-	$16	$5,615	$886	$-	$-	$212,155
Accounts receivable, net	60,042	-	-	-	-	-	-	60,042
Due from subsidiaries/affiliates	44,316	784,768	63,941	48,768	6,216	774,293	(1,722,302)	-
Inventory, net	4,016	-	-	-	-	-	-	4,016
Prepaid expenses	75,199	-	-	-	-	-	-	75,199
Related party current assets	103,479	-	-	-	-	-	-	103,479
Deferred tax asset	64,641	-	-	-	-	-	-	64,641
Other current assets	4,325	-	64	196	-	-	-	4,585

Total current assets	561,656	784,768	64,021	54,579	7,102	774,293	(1,722,302)	524,117

Property and equipment, net	729,729	-	-	57,157	12,519	-	-	799,405
Investment in subsidiaries/affiliates	2,991,341	-	-	-	-	-	(2,991,341)	-
Restricted investments	250	-	-	-	-	-	-	250
Deferred financing fees, net	68,571	-	-	-	-	-	-	68,571
Intangible assets, net	611,461	2,000,000	-	-	-	-	-	2,611,461
Related party long-term assets	111,730	-	-	-	-	-	-	111,730
Other long-term assets	23,478	-	-	2,051	-	-	-	25,529

Total assets	$5,098,216	$2,784,768	$64,021	$113,787	$19,621	$774,293	$(4,713,643)	$4,141,063

Current liabilities:
Accounts payable and accrued expenses	$241,981	$-	$105	$295	$72	$-	$(44,234)	$198,219
Accrued interest	46,939	-	-	-	-	-	-	46,939
Due to subsidiaries/affiliates	1,671,720	-	-	4,810	714	-	(1,677,244)	-
Current portion of deferred revenue	506,441	-	-	-	-	-	-	506,441
Current portion of deferred credit	-	-	-	-	-	-	-	-
on executory contracts	252,831	-	-	-	-	-	-	252,831
Current maturities of long-term debt	11,382	-	-	-	-	-	-	11,382
Current maturities of long-term	-	-	-	-	-	-	-	-
related party debt	-	-	-	-	-	-	-	-
Related party current liabilities	180,667	-	143	977	516	-	2,390	184,693

Total current liabilities	2,911,961	-	248	6,082	1,302	-	(1,719,088)	1,200,505
Deferred revenue	133,863	-	-	-	-	-	-	133,863

Deferred credit on executory contracts	784,078	-	-	-	-	-	-	784,078
Long-term debt	1,494,921	-	-	-	-	-	-	1,494,921
Long-term related party debt	157,032	-	-	-	-	-	-	157,032
Deferred tax liability	156,442	758,832	-	-	-	-	-	915,274
Related party long-term liability	46,301	-	-	-	-	-	-	46,301
Other long-term liabilities	43,379	-	-	(1,315)	-	-	(3,213)	38,851

Total liabilities	5,727,977	758,832	248	4,767	1,302	-	(1,722,301)	4,770,825

Commitments and contingencies
Stockholder’s equity (deficit):
Capital stock	-	-	-	-	-	-	-	-
Accumulated other comprehensive loss	(6,581)	-	-	-	-	-	-	(6,581)
Additional paid-in-capital	6,060,659	1,781,641	57,853	99,348	17,615	691,811	(2,648,267)	6,060,660
Retained earnings (deficit)	(6,683,839)	244,295	5,920	9,672	704	82,482	(343,075)	(6,683,841)

Total stockholder’s equity (deficit)	(629,761)	2,025,936	63,773	109,020	18,319	774,293	(2,991,342)	(629,762)

Total liabilities and stockholder’s equity (deficit)	$5,098,216	$2,784,768	$64,021	$113,787	$19,621	$774,293	$(4,713,643)	$4,141,063

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF STOCKHOLDER’S DEFICIT AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

	XM Satellite		XM Equipment	XM 1500	XM Investment	Other		Consolidated XM
(in thousands)	Radio Inc.	XM Radio Inc.	Leasing LLC	Eckington LLC	LLC	Subsidiaries	Eliminations	Satellite Radio Inc.
Balance at December 31, 2009	$(629,761)	$2,025,936	$63,773	$109,020	$18,319	$774,293	$(2,991,342)	$(629,762)

Net income (loss)	10,657	45,272	2,822	1,798	155	14,403	(64,450)	10,657
Other comprehensive loss:
Unrealized gain on available-for-sale securities	469	-	-	-	-	-	-	469
Foreign currency translation adjustment	136	-	-	-	-	-	-	136

Comprehensive income (loss)	11,262	45,272	2,822	1,798	155	14,403	(64,450)	11,262

Balance at March 31, 2010	$(618,499)	$2,071,208	$66,595	$110,818	$18,474	$788,696	$(3,055,792)	$(618,500)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010

			XM
			Equipment	XM 1500				Consolidated
	XM Satellite	XM Radio	Leasing	Eckington	XM Investment	Other		XM Satellite
(in thousands)	Radio Inc.	Inc.	LLC	LLC	LLC	Subsidiaries	Eliminations	Radio Inc.
Net cash provided by (used in) operating activities	$21,137	$-	$5	$1,117	$111	$-	$-	$22,370

Cash flows from investing activities:
Additions to property and equipment	(69,235)	-	-	-	-	-	-	(69,235)
Sale of restricted and other investments	9,450	-	-	-	-	-	-	9,450

Net cash (used in) provided by investing activities	(59,785)	-	-	-	-	-	-	(59,785)

Cash flows from financing activities:
Repayment of long-term borrowings	(3,405)	-	-	-	-	-	-	(3,405)

Net cash provided by (used in) financing activities	(3,405)	-	-	-	-	-	-	(3,405)

Net increase (decrease) in cash and cash equivalents	(42,053)	-	5	1,117	111	-	-	(40,820)
Cash and cash equivalents at beginning of period	205,638	-	16	5,615	886	-	-	212,155

Cash and cash equivalents at end of period	$163,585	$-	$21	$6,732	$997	$-	$-	$171,335

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

			XM
			Equipment					Consolidated
	XM Satellite	XM Radio	Leasing	XM 1500	XM Investment	Other		XM Satellite
(in thousands)	Radio Inc.	Inc.	LLC	Eckington LLC	LLC	Subsidiaries	Eliminations	Radio Inc.
Net cash provided by (used in) operating activities	$41,515	$-	$(1)	$(462)	$7	$-	$-	$41,059

Cash flows from investing activities:
Additions to property and equipment	(3,557)	-	-	-	-	-	-	(3,557)

Net cash used in investing activities	(3,557)	-	-	-	-	-	-	(3,557)

Cash flows from financing activities:
Repayment of long-term borrowings	(26,782)	-	-	-	-	-	-	(26,782)
Payment of premiums on redemption of debt	(10,072)	-	-	-	-	-	-	(10,072)
Debt issuance costs	(6,181)	-	-	-	-	-	-	(6,181)

Net cash used in financing activities	(43,035)	-	-	-	-	-	-	(43,035)

Net increase (decrease) in cash and cash equivalents	(5,077)	-	(1)	(462)	7	-	-	(5,533)
Cash and cash equivalents at beginning of period	205,861	-	15	760	104	-	-	206,740

Cash and cash equivalents at end of period	$200,784	$-	$14	$298	$111	$-	$-	$201,207

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (All dollar amounts referenced in this Item 2 are in thousands, unless otherwise stated.)
Special Note Regarding Forward-Looking Statements
          The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”), and in other reports and documents published by us from time to time, particularly the risk factors described under “Risk Factors” in Item 1A of the Form 10-K.
          Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:
•	general economic conditions, which have adversely affected our business;

•	our dependence upon automakers, many of which have experienced a dramatic drop in sales, and other third parties, such as manufacturers and distributors of satellite radios, retailers and programming providers;

•	the substantial indebtedness of XM;

•	the useful life of our satellites, which have experienced component failures including, with respect to a number of satellites, failures on their solar arrays, and, in certain cases, are not insured; and

•	our competitive position versus other forms of audio entertainment including terrestrial radio, HD radio, Internet radio, mobile phones, iPods and other MP3 devices, and emerging next-generation networks and technologies.
          Because the risk factors referred to above could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any of these forward-looking statements. In addition, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which the statement is made, to reflect the occurrence of unanticipated events or otherwise. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Executive Summary
          We broadcast our music, sports, news, talk, entertainment, traffic and weather channels in the United States on a subscription fee basis through our proprietary satellite radio system.
          On July 28, 2008 XM Satellite Radio Holdings Inc. (“XM Holdings”) merged with and into Vernon Merger Corporation, a wholly owned subsidiary of Sirius Satellite Radio Inc. (the “Merger”) and, as a result, XM Holdings became a wholly owned subsidiary of Sirius XM Radio Inc. (“SIRIUS”). On April 14, 2010, XM Holdings merged with and into XM Satellite Radio Inc. (“XM”). XM was the surviving corporation of the merger, and as a result XM became a direct wholly-owned subsidiary of SIRIUS. Our system consists of four in-orbit satellites, over 650 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. Subscribers can also receive certain of our music and other channels over the Internet, including through an application on the Apple iPhone.
          Our satellite radios are primarily distributed through automakers (“OEMs”); nationwide through retail locations; and through our website. We have agreements with major automakers to offer satellite radios as factory- or dealer-installed equipment in their vehicles. Our radios are also offered to customers of daily rental car companies.

          As of March 31, 2010, we had 9,787,034 subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers and dealers for prepaid subscriptions included in the sale or lease price of a vehicle; certain radios activated for daily rental fleet operators; certain subscribers to XM Radio Online, our Internet service; and certain subscribers to our weather, traffic and data services.
          Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for prepaid and long-term subscription plans as well as discounts for multiple subscriptions on our system. We also derive revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios, components and accessories, and other ancillary services, such as data and weather services.
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
          XM together with its subsidiaries, operates as an unrestricted subsidiary under the agreements governing SIRIUS’ existing indebtedness. As an unrestricted subsidiary, transactions between the companies are required to comply with various contractual provisions in our respective debt agreements.
Unaudited Actual and Pro Forma Information
          Our discussion of our unaudited pro forma information includes non-GAAP financial results which exclude the impact of purchase price accounting adjustments related to the Merger. The discussion also includes the following non-GAAP financial measures: average self-pay monthly churn; conversion rate; average monthly revenue per subscriber, or ARPU; subscriber acquisition cost, or SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; free cash flow; and adjusted income from operations. We believe this non-GAAP financial information provides meaningful supplemental information regarding our operating performance and is used for internal management purposes, when publicly providing the business outlook, and as a means to evaluate period-to-period comparisons. Please refer to the footnotes (pages 38 through 44) following our discussion of results of operations for the definitions and a further discussion of the usefulness of such non-GAAP financial information and reconciliation to GAAP.
          Unaudited Actual Subscribers. The following tables contain our actual subscribers for the three months ended March 31, 2010 and 2009, respectively:

	Unaudited Actual
	For the Three Months Ended
	March 31,
	2010	2009

Beginning subscribers	9,749,100	9,850,741
Gross subscriber additions	796,355	700,949
Deactivated subscribers	(758,421)	(895,628)

Net additions	37,934	(194,679)

Ending subscribers	9,787,034	9,656,062

Retail	3,507,574	4,122,682
OEM	6,160,553	5,441,161
Rental	118,907	92,219

Ending subscribers	9,787,034	9,656,062

Retail	(151,930)	(196,950)
OEM	172,405	(1,563)
Rental	17,459	3,834

Net additions	37,934	(194,679)

Self-pay	9,051,214	8,991,178
Paid promotional	735,820	664,884

Ending subscribers	9,787,034	9,656,062

Self-pay	11,192	(104,401)
Paid promotional	26,742	(90,278)

Net additions	37,934	(194,679)

Daily weighted average number of subscribers	9,757,244	9,727,153

          Subscribers. At March 31, 2010, we had 9,787,034 subscribers, an increase of 130,972 subscribers, or 1%, from the 9,656,062 subscribers as of March 31, 2009. Net subscriber additions increased 232,613, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Net subscriber additions in our OEM channel increased 173,968 in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Net subscriber reductions in our retail channel decreased 45,020 in the three months ended March 31, 2010 compared to the three months ended March 31, 2009.
          Unaudited Pro Forma Metrics. The following tables contain our pro forma key operating metrics for the three months ended March 31, 2010 and 2009, respectively:

	Unaudited Pro Forma
	For the Three Months Ended
	March 31,
	2010	2009

Average self-pay monthly churn (1)(7)	2.0%	2.1%
Conversion rate (2)(7)	45.5%	47.4%
ARPU (3)(7)	$11.69	$10.58
SAC, as adjusted, per gross subscriber addition (4)(7)	$55	$49
Customer service and billing expenses, as adjusted, per average subscriber (5)(7)	$0.99	$1.16
Total revenue	$360,032	$320,735
Free cash flow (6)(7)	$(37,415)	$37,502
Adjusted income from operations (8)	$98,391	$53,658
Net income (loss)	$15,627	$(45,582)

          Average Self-pay Monthly Churn. Churn is derived by dividing the monthly average of self-pay deactivations for the quarter by the average self-pay subscriber balance for the quarter. (See accompanying footnotes for more details.) Deactivation rates for self-pay subscriptions in the quarter decreased to 2.0% per month reflecting an improving economy, reductions in non-pay deactivations and the success of retention and win-back programs.
          Conversion Rate. Conversion rate is the percentage of vehicle owners and lessees that receive our service and convert to self-paying after the initial promotional period. For the three months ended March 31, 2010 and 2009, our conversion rate was 45.5% and 47.4%, respectively. The decrease in conversion rate is primarily due to the increase of lower converting models from the third quarter of 2009 not converting at the end of the initial promotional period.
          ARPU. ARPU is derived from total earned subscriber revenue, net advertising revenue and other subscription-related revenue divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See accompanying footnotes for more details.) For the three months ended March 31, 2010 and 2009, total ARPU was $11.69 and $10.58, respectively. The increase was driven mainly by the U.S. Music Royalty Fee introduced in July 2009 and increased revenues from the “Best of” programming and rate increases on multi-subscription and internet packages. As part of the FCC’s order approving the merger, we agreed not to raise the retail price for, or reduce the number of channels in, our basic $12.95 per month subscription package, our a la carte programming packages or certain other programming packages until July 28, 2011. We may, however, pass through cost increases incurred since the filing of our FCC merger application as a result of statutorily or contractually required payments to the music, recording and publishing industries for the performance of musical works and sound recordings or for device recording fees.
          SAC, As Adjusted, Per Gross Subscriber Addition. SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense divided by the number of gross subscriber additions for the period. (See accompanying footnotes for more details.) For the three months ended March 31, 2010 and 2009, SAC, as adjusted, per gross subscriber addition was $55 and $49, respectively. The increase was primarily driven by higher OEM installations relative to gross subscriber additions, partially offset by lower OEM subsidies, and aftermarket acquisition costs compared to the three months ended March 31, 2009.
          Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber. Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See accompanying footnotes for more details.) For the three months ended March 31, 2010 and 2009, customer service and billing expenses, as adjusted, per weighted average subscriber was $0.99 and $1.16, respectively. The decline was primarily due to a lower call center expense as a result of moving call centers to lower cost locations.
          Free Cash Flow. Free cash flow includes the net cash provided by (used in) operations, additions to property and equipment, merger related costs and restricted and other investment activity. During the three months ended March 31, 2010, our free cash flow was $74,917 lower than the prior year period due to additional cash used in operations, principally due to the full repayment of related party liabilities deferred in 2009 at a 15% annual interest cost and employee bonuses as well as higher satellite expenditures in the current period, partially offset by proceeds from the sale of marketable securities.
          Adjusted Income from Operations. We refer to net income (loss) before interest and investment income (loss); interest expense, net of amounts capitalized; income tax expense; loss on extinguishment of debt and credit facilities, net; other expense (income); restructuring, impairments and related costs; depreciation and amortization; and share-based payment expense as adjusted income (loss) from operations. (See accompanying footnotes for more details.) For the three months ended March 31, 2010 and 2009, our adjusted income from operations was $98,391 and $53,658, respectively. Adjusted income from operations was favorably impacted by an increase of 12%, or $39,297, in revenues and a decrease of 2%, or $5,436, in total expenses included in adjusted income from operations. The increase in revenue was due mainly to the increase in our subscriber base, the U.S. Music Royalty Fee, revenues earned on internet packages, the sale of “Best of” programming and increased equipment revenue, partially offset by decreased advertising revenue. The decreases in expenses were primarily driven by lower sales and marketing expenses, customer service and billing expenses, general and administrative expenses, satellite and transmission and programming and content costs, partially offset by higher subscriber acquisition costs related to the 14% increase in gross subscriber additions.

          Unaudited Pro Forma Results of Operations. Set forth below are certain pro forma items that does not give effect to any adjustments as a result of the purchase price accounting for the Merger. See footnote 8 (pages 39 to 40) for a reconciliation of net income (loss) to adjusted income from operations.

	Pro Forma
	For the Three Months Ended
	March 31,
(in thousands)	2010	2009

Revenue:
Subscriber revenue, including effects of rebates	$309,978	$304,155
Advertising revenue, net of agency fees	4,093	4,520
Equipment revenue	10,258	5,917
Other revenue	35,703	6,143

Total revenue	360,032	320,735

Operating expenses:
Revenue share and royalties	68,336	70,477
Programming and content	42,602	44,899
Customer service and billing	29,088	33,733
Satellite and transmission	11,729	14,486
Cost of equipment	4,499	3,465
Subscriber acquisition costs	49,887	36,892
Sales and marketing	28,361	33,848
Engineering, design and development	4,753	3,794
General and administrative	22,386	25,483
Depreciation and amortization	18,782	23,943
Share-based payment expense	7,875	12,184

Total operating expenses	288,298	303,204

Income (loss) from operations	71,734	17,531
Other expense	(55,478)	(62,535)

Income (loss) before income taxes	16,256	(45,004)
Income tax expense	(629)	(578)

Net income (loss)	$15,627	$(45,582)

          Highlights for the Three Months Ended March 31, 2010. Our revenue grew 12%, or $39,297, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Subscriber revenue increased 2%, or $5,823, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase in subscriber revenue was driven by the sale of “Best of” programming and the price increases to our multi-subscription and internet packages. Advertising revenue decreased 9%, or $427, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Equipment revenue increased 73%, or $4,341, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase was primarily driven by increased OEM installations and aftermarket production compared to the three months ended March 31, 2009. Other revenue increased 481%, or $29,560, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase in other revenue was driven by the U.S. Music Royalty Fee. The overall increase in revenue, combined with a 2% decrease, or $5,436, in total expenses included in adjusted income from operations (which excludes restructuring, impairments and related costs, depreciation and amortization, impairment of goodwill and share-based payment expense), resulted in an 83% increase in adjusted income (loss) from operations to $98,391 in the three months ended March 31, 2010 from $53,658 in the three months ended March 31, 2009.
          Revenue share and royalties decreased 3%, or $2,141, primarily due to decreases in our royalties due to certain automakers, partially offset by an increase in the statutory royalty rate for the performance of sound recordings. Programming and content costs decreased 5%, or $2,297, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, due mainly to reductions in personnel and on-air talent costs as well as savings on content agreements. Customer service and billing costs decreased 14%, or $4,645, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to lower call center expenses as a result of moving calls to lower cost locations. Satellite and transmission costs decreased 19%, or $2,757, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due to reductions in repeater maintenance costs and personnel costs. Cost of equipment increased 30%, or $1,034, in the three months ended March 31, 2010 as a result of increased component sales to manufacturers and distributors.
          Subscriber acquisition costs increased $12,995, or 35%, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This increase was primarily driven by higher OEM installations and increased gross subscriber additions, partially offset by lower OEM hardware subsidies and lower aftermarket acquisition costs. Sales and marketing costs decreased 16%, or $5,487, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due to lower cooperative marketing, event marketing and third party distribution support expenses, partially offset by increased personnel costs and consumer advertising.
          Engineering, design and development costs increased 25%, or $959, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, due to higher personnel costs. General and administrative costs decreased 12%, or $3,097 in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 mainly due to lower legal, consulting and accounting expenses, partially offset by increased personnel costs.
          Other expenses decreased 11%, or $7,057, in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 driven mainly by decreases in interest expense of $709 and interest and investment (loss) of $4,787.
Unaudited Actual Information
          Our discussion of our unaudited actual results of operations includes the following non-GAAP financial measures: average self-pay monthly churn; conversion rate; average monthly revenue per subscriber, or ARPU; subscriber acquisition cost, or SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; free cash flow; and adjusted income from operations. We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used for internal management purposes, when publicly providing the business outlook, and as a means to evaluate period-to-period comparisons. Please refer to the footnotes (pages 38 through 44) following our discussion of results of operations for the definitions and a further discussion of the usefulness of such non-GAAP financial measures.
          Unaudited Actual Metrics. The following tables contain our actual key operating metrics for the three months ended March 31, 2010 and 2009, respectively:

	Unaudited Actual
	For the Three Months Ended
	March 31,
	2010	2009
Average self-pay monthly churn (1)(7)	2.0%	2.1%
Conversion rate (2)(7)	45.5%	47.4%
ARPU (7)(10)	$11.53	$10.01
SAC, as adjusted, per gross subscriber addition (7)(11)	$33	$34
Customer service and billing expenses, as adjusted, per average subscriber (7)(12)	$0.99	$1.16
Total revenue	$353,253	$302,234
Free cash flow (7)(13)	$(37,415)	$37,502
Adjusted income from operations (14)	$153,221	$89,038
Net income (loss)	$10,657	$(109,994)

Note:	See pages 38 through 44 for footnotes.
          Average Self-pay Monthly Churn. Deactivation rates for self-pay subscriptions in the quarter decreased to 2.0% per month reflecting an improving economy, reductions in non-pay cancellations and the success of retention and win-back programs.
          Conversion Rate. For the three months ended March 31, 2010 and 2009, conversion rate was 45.5% and 47.4%, respectively. The decrease in conversion rate is primarily due to the increase of lower converting models from the third quarter of 2009 not converting at the end of the initial promotional period.

          ARPU. For the three months ended March 31, 2010 and 2009, total ARPU was $11.53 and $10.01, respectively. The increase was driven mainly by U.S. Music Royalty Fees, increased revenues from the “Best of” programming and rate increases on multi-subscription and internet packages. As part of the FCC’s order approving the merger, we agreed not to raise the retail price for, or reduce the number of channels in, our basic $12.95 per month subscription package, our a la carte programming packages or certain other programming packages until July 28, 2011. We may, however, pass through cost increases incurred since the filing of our FCC merger application as a result of statutorily or contractually required payments to the music, recording and publishing industries for the performance of musical works and sound recordings or for device recording fees.
          We expect ARPU to fluctuate based on promotion, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices, advertising sales and the identification of additional revenue from subscribers.
          SAC, As Adjusted, Per Gross Subscriber Addition. For the three months ended March 31, 2010 and 2009, SAC, as adjusted, per gross subscriber addition was $33 and $34, respectively.
          We expect SAC, as adjusted, per gross subscriber addition to increase as OEM installations increase in the near term as our OEM partners increase installations. Our SAC, as adjusted, per gross subscriber addition will continue to be impacted by changes in our mix of OEM and retail additions.
          Customer Service and Billing Expenses, As Adjusted, Per Average Subscriber. For the three months ended March 31, 2010 and 2009, customer service and billing expenses, as adjusted, per average subscriber was $0.99 and $1.16, respectively. The decrease was mainly due to lower call center expenses as a result of moving calls to lower cost locations.
          We expect customer service and billing expenses, as adjusted, per average subscriber to decrease on an annual basis due to scale efficiencies in our call centers and other customer care and billing operations as our subscriber base grows.
          Free Cash Flow. Free cash flow includes the net cash provided by (used in) operations, additions to property and equipment, merger related costs and restricted and other investment activity. During the three months ended March 31, 2010, our free cash flow was $74,917 lower than the prior year period due to additional cash used in operations, principally due to the full repayment of related party liabilities deferred in 2009 at a 15% annual interest cost and employee bonuses as well as higher satellite expenditures in the current period, partially offset by proceeds from the sale of marketable securities.
          Adjusted Income from Operations. For the three months ended March 31, 2010 and 2009, our adjusted income from operations was $153,221 and $89,038, respectively. Adjusted income from operations was favorably impacted by an increase of 17%, or $51,019, in revenues and a decrease of 6%, or $13,164, in total expenses included in adjusted income from operations. The increase in revenue was due mainly to increased rates on multi-subscription and internet packages, the U.S. Music Royalty Fee and the sale of “Best of” programming, partially offset by decreased equipment revenue. The decreases in expenses were primarily driven by lower sales and marketing expenses, customer service and billing expenses, general and administrative expenses, satellite and transmission and revenue share and royalties, partially offset by higher subscriber acquisition costs resulting from the 14% increase in gross subscriber additions, as well as higher engineering design and development costs, programming and content costs and costs of equipment.
          Unaudited Actual Results of Operations. Set forth below are our results of operations for the three months ended March 31, 2010 compared with the three months ended March 31, 2009. See footnote 14 (page 44) for a reconciliation of net income (loss) to adjusted income from operations.
     Total Revenue
          Subscriber Revenue. Subscriber revenue includes subscription fees, activation and other fees and the effects of rebates.
•	Three Months: For the three months ended March 31, 2010 and 2009, subscriber revenue was $305,012 and $287,466, respectively, an increase of 6%, or $17,546. The increase was attributable to additional “Best of” programming sales, rate increases on multi-subscription and internet packages and higher average subscribers.

          The following table contains a breakdown of our subscriber revenue for the periods presented (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009

Subscription fees	$303,703	$286,939
Activation fees	1,345	569
Effect of rebates	(36)	(42)

Total subscriber revenue	$305,012	$287,466

          Future subscriber revenue will be dependent, among other things, upon the growth of our subscriber base, conversion and churn rates, promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices and the identification of additional revenue streams from subscribers. We agreed not to raise the retail price for, or reduce the number of channels in, our basic $12.95 per month subscription package, our a la carte programming packages or certain other programming packages until July 28, 2011 in connection with the Merger.
          Advertising Revenue. Advertising revenue includes the sale of advertising on our non-music channels, net of agency fees. Agency fees are based on a stated percentage per the advertising agreement applied to gross billing revenue.
•	Three Months: For the three months ended March 31, 2010 and 2009, net advertising revenue was $4,093 and $4,520, respectively, which represents a decrease of 9%, or $427. The decrease was driven by the expiration of a long-term agreement.
          Our advertising revenue is subject to fluctuation based on the national economic environment. We believe general economic conditions have negatively affected our advertising revenue in recent quarters. We expect advertising revenue to grow as our subscribers increase and as the economy improves.
          Equipment Revenue. Equipment revenue includes revenue and royalties from the sale of radios, components and accessories.
•	Three Months: For the three months ended March 31, 2010 and 2009, equipment revenue was $10,258 and $5,917, respectively, an increase of 73%, or $4,341. The increase was primarily driven by increased OEM installations and aftermarket production.
          We expect equipment revenue to increase as we introduce higher margin products and as our volume of OEM installations grow for which we receive royalty payments for our technology.
          Other Revenue. Other revenue includes the U.S. Music Royalty Fee, revenue from affiliates, content licensing fees and syndication fees.
•	Three Months: For the three months ended March 31, 2010 and 2009, other revenue was $33,890 and $4,331, respectively, an increase of 682%, or $29,559. The increase was primarily due to the introduction of the U.S. Music Royalty Fee in the third quarter of 2009.
          We expect other revenue to increase with the U.S. Music Royalty Fee, the growth in our subscriber base and as revenues from affiliates increase. The FCC’s order approving the Merger allows us to pass through cost increases incurred since the filing of our FCC merger application as a result of statutorily or contractually required payments to the music, recording and publishing industries for the performance of musical works and sound recordings or for device recording fees.
     Operating Expenses
          Revenue Share and Royalties. Revenue share and royalties include distribution and content provider revenue share, residuals and broadcast and web streaming royalties. Residuals are monthly fees paid based upon the number of subscribers using radios purchased from retailers. Advertising revenue share is recorded to revenue share and royalties in the period the advertising is broadcast.
•	Three Months: For the three months ended March 31, 2010 and 2009, revenue share and royalties were $42,981 and $49,682, respectively, a decrease of 13% or $6,701. This decrease was primarily attributable to the effect of purchase price accounting and a decrease in the revenue share rate with an automaker, offset by an increase in our revenues and an increase in the statutory royalty rate due for the performance of sound recordings.

          We expect these costs to increase as our revenues grow, as we expand our distribution XM radios through automakers, and as a result of statutory increases in the royalty rate for the performance of sound recordings. Under the terms of the Copyright Royalty Board (CRB)’s decision, we paid royalties of 6.5% and 7% of gross revenues, subject to certain exclusions, for 2009 and 2010, respectively, and will pay royalties of 7.5% and 8.0% for 2011 and 2012, respectively. Our next rate setting proceeding before the CRB is scheduled to commence in January 2011, and, the results of that proceeding may have an impact on our results of operations.
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
•	Three Months: For the three months ended March 31, 2010 and 2009, programming and content expenses were $28,275 and $27,538, respectively, an increase of 3%, or $737. The increase was primarily attributable to the effect of purchase price accounting and personnel costs, partially offset by savings on various content agreements and production costs.
          Our programming and content expenses, excluding share-based payment expense, are expected to decrease as various agreements expire and are renewed or replaced on more cost effective terms.
          Customer Service and Billing. Customer service and billing expenses include costs associated with the operation of third party customer service centers and our subscriber management system as well as bad debt expense.
•	Three Months: For the three months ended March 31, 2010 and 2009, customer service and billing expenses were $29,356 and $34,139, respectively, a decrease of 14%, or $4,783. The decrease was primarily due to lower call center expenses as a result of moving calls to lower cost locations.
          We expect our customer care and billing expenses to decrease on a per subscriber basis, but increase overall as our subscriber base grows due to increased call center operating costs, transaction fees and bad debt expense associated with a larger subscriber base.
          Satellite and Transmission. Satellite and transmission expenses consist of costs associated with the operation and maintenance of our satellites; satellite telemetry, tracking and control system; terrestrial repeater network; satellite uplink facility; and broadcast studios.
•	Three Months: For the three months ended March 31, 2010 and 2009, satellite and transmission expenses were $11,755 and $14,770, respectively, a decrease of 20%, or $3,015. The decrease was primarily due to lower personnel costs, consulting expenses and repeater maintenance expenses.
          We expect satellite and transmission expenses, excluding share-based payment expense, to increase as we add XM-5 to our in-orbit satellite fleet and continue to enhance our terrestrial repeater network.
          Cost of Equipment. Cost of equipment includes costs from the sale of our radios, components and accessories.
•	Three Months: For the three months ended March 31, 2010 and 2009, cost of equipment was $4,499 and $3,465, respectively, an increase of 30%, or $1,034. The increase was primarily attributed to component sales to manufacturers and distributors.
          We expect cost of equipment to vary with changes in sales, inventory, and inventory valuations.

          Subscriber Acquisition Costs. Subscriber acquisition costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include our radio and a prepaid subscription to our service in the sale or lease price of a vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios; commissions paid to retailers and automakers as incentives to purchase, install and activate our radios; product warranty obligations; and compensation costs associated with stock-based awards granted in connection with certain distribution agreements. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with; acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of our radios and revenue share payments to automakers and retailers of our radios.
•	Three Months: For the three months ended March 31, 2010 and 2009, subscriber acquisition costs were $32,221 and $26,250, respectively, an increase of 23%, or $5,971. This increase was primarily driven by higher OEM installations and increased gross subscriber additions, partially offset by the effect of purchase price accounting, lower OEM hardware subsidies and lower aftermarket acquisition costs.
          We expect total subscriber acquisition costs to fluctuate as increases or decreases in OEM installations, which are primarily driven by manufacturing and penetration rates, and changes in our gross subscriber additions are accompanied by continuing declines in the costs of subsidized XM radio components. We intend to continue to offer subsidies, commissions and other incentives to acquire subscribers.
          Sales and Marketing. Sales and marketing expenses include costs for advertising, media and production, including promotional events and sponsorships; cooperative marketing; customer retention and personnel. Cooperative marketing costs include fixed and variable payments to reimburse retailers and automakers for the cost of advertising and other product awareness activities.
•	Three Months: For the three months ended March 31, 2010 and 2009, sales and marketing expenses were $26,051 and $31,712, respectively, a decrease of 18%, or $5,661. This decrease was primarily attributable to lower cooperative marketing, event marketing and third party distribution support expenses and the effect of purchase price accounting, partially offset by increased personnel costs and consumer advertising.
          We expect sales and marketing expenses, excluding share-based payment expense, to decrease as we consolidate our advertising and promotional activities with SIRIUS, gain efficiencies in marketing management and eliminate overlapping distribution support costs.
          Engineering, Design and Development. Engineering, design and development expenses include costs to develop chip sets and new products, research and development for broadcast information systems and costs associated with the incorporation of our radios into vehicles manufactured by automakers.
•	Three Months: For the three months ended March 31, 2010 and 2009, engineering, design and development expenses were $5,230 and $4,751, respectively, an increase of 10%, or $479. This increase was primarily due to higher personnel costs.
          We expect engineering, design and development expenses, excluding share-based payment expense, to increase in future periods as we develop of our next generation chip sets and products.
          General and Administrative. General and administrative expenses include rent and occupancy, finance, legal, human resources, information technology and investor relations costs.
•	Three Months: For the three months ended March 31, 2010 and 2009, general and administrative expenses were $26,538 and $31,752, respectively, a decrease of 16%, or $5,214. This decrease was the result of lower legal, consulting, accounting and office costs, partially offset by increased personnel costs.
          We do not expect significant changes in future total general and administrative expenses.
     Other Income (Expense)
          Interest Expense, Net of Amounts Capitalized. Interest expense, net of amounts capitalized, includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of our satellites and launch vehicles.
•	Three Months: For the three months ended March 31, 2010 and 2009, interest expense was $59,999 and $67,911, respectively, a decrease of 12%, or $7,912. The decrease was primarily a result of increased interest capitalized in connection with the satellite and launch vehicle construction and decreased deferred financing fee amortization.

          Loss on Extinguishment of Debt and Credit Facilities, Net. Loss on extinguishment of debt and credit facilities, net, includes losses incurred as a result of the conversion and retirement of certain debt.
•	Three Months: For the three months ended March 31, 2010 and 2009, loss on extinguishment of debt and credit facilities, net was $8 and $627, respectively.
          Loss on change in value of embedded derivative. We are required to account for the conversion feature of our exchangeable debt, which is exchangeable into SIRIUS common stock, separately and recognize the changes in the fair value of these embedded derivatives in earnings. The fair value of the derivative will be impacted by the value of the underlying SIRIUS common shares.
•	Three Months: For the three months ended March 31, 2010 and 2009, we recorded a loss on change in value of embedded derivative of $37,291 and $58,203, respectively, a decrease of 36%, or $20,912. As a result of the Merger, we recorded derivative liabilities reflecting the fair value of the embedded derivative as of the Merger date. During the three months ended March 31, 2010 and 2009, the SIRIUS stock price increased resulting in an increased fair value and a loss on the change in value of the derivative.
          Interest and Investment Income (Loss). Interest and investment income (loss) includes realized gains and losses, dividends, interest income, our share of XM Canada’s net loss and losses recorded from our investment in XM Canada when the fair value was determined to be other than temporary.
•	Three Months: For the three months ended March 31, 2010 and 2009, interest and investment loss was $1,622 and $6,409, respectively, a decrease of 75%, or $4,787. The decrease was primarily attributable to the absence of an impairment recognized on XM Canada during the three months ended March 31, 2010 and a decrease in our share of XM Canada’s net loss, partially offset by a higher average cash balance.
     Income Taxes
          Income Tax Expense. Income tax expense primarily represents the recognition of a deferred tax liability related to the difference in accounting for our FCC license, which is amortized over 15 years for tax purposes but not amortized for book purposes in accordance with GAAP.
•	Three Months: For the three months ended March 31, 2010 and 2009, income tax expense was $629 and $578, respectively.
Liquidity and Capital Resources
Cash Flows for the Three Months Ended March 31, 2010 Compared with the Three Months Ended March 31, 2009
          As of March 31, 2010 and December 31, 2009, we had $171,335 and $212,155, respectively, in cash and cash equivalents. The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009	2010 vs. 2009
Net cash provided by operating activities	$22,370	$41,059	$(18,689)
Net cash used in investing activities	(59,785)	(3,557)	(56,228)
Net cash used in financing activities	(3,405)	(43,035)	39,630

Net decrease in cash and cash equivalents	(40,820)	(5,533)	(35,287)
Cash and cash equivalents at beginning of period	212,155	206,740	5,415

Cash and cash equivalents at end of period	$171,335	$201,207	$(29,872)

Cash Flows Provided by Operating Activities
•	Three Months: Net cash provided by operating activities decreased $18,689, to $22,370, for the three months ended March 31, 2010 from $41,059 for the three months ended March 31, 2009. The decrease was primarily the result of pay-downs of related party liabilities deferred in 2009 and employee bonus payments in the 2010 quarter where no bonus payments were made in the 2009 quarter, partially offset by growth in earnings and non-cash operating activities of $48,497.
Cash Flows Used in Investing Activities
•	Three Months: Net cash used in investing activities increased $56,228, to $59,785, for the three months ended March 31, 2010 from $3,557 for the three months ended March 31, 2009. The increase was primarily the result of an increase of $65,678 in capital expenditures primarily for our satellite and launch vehicle, partially offset by $9,450 in proceeds from the sale of available-for-sale securities.
          We will incur significant capital expenditures to construct and launch our new satellite and improve our terrestrial repeater network and broadcast and administrative infrastructure. We have entered into various agreements to design, construct, and launch our satellites in the normal course of business. These capital expenditures will support our growth and the resiliency of our operations, and will also support the delivery of new revenue streams.
Cash Flows Used in Financing Activities
•	Three Months: Net cash used in financing activities decreased $39,630, to $3,405, for the three months ended March 31, 2010 from $43,035 for the three months ended March 31, 2009. The decrease in cash used in financing activities was primarily due to a decrease of $23,377 in debt payments and a decrease in payments of premiums on redemption of debt of $10,072.
Financings and Capital Requirements
          We have historically financed our operations through the sale of debt and equity securities. The Certificate of Designations for SIRIUS’ Series B Preferred Stock provides that, so long as Liberty Media beneficially owns at least half of its initial equity investment, Liberty Media’s consent is required for certain actions, including the grant or issuance of SIRIUS’ equity securities and the incurrence of debt (other than, in general, debt incurred to refinance existing debt) in amounts greater than $10,000 in any calendar year.
Future Liquidity and Capital Resource Requirements
          We have entered into various agreements to design, construct, and launch our satellites in the normal course of business. As disclosed in Note 12 in our condensed consolidated financial statements as of March 31, 2010, we expect to incur capital expenditures of approximately $46,467 and $2,826 during the remainder of 2010 and in 2011, respectively, and an additional $8,635 over the next five years. The majority of the expected 2010 and 2011 capital expenditures is related to the construction and launch of our XM-5 satellite.
          Based upon our current plans, we believe that XM has sufficient cash, cash equivalents and marketable securities to cover its estimated funding needs. We expect to fund operating expenses, capital expenditures, working capital requirements, interest payments, taxes and scheduled maturities of our current and long-term debt with existing cash and cash flow from operations, and we believe that we will be able to generate sufficient revenues to meet our cash requirements.
          Our ability to meet our debt and other obligations depends on our future operating performance and on economic, financial, competitive and other factors. We continually review our operations for opportunities to adjust the timing of expenditures to ensure that sufficient resources are maintained. Our financial projections are based on assumptions, which we believe are reasonable but contain significant uncertainties.
     We operate as an unrestricted subsidiary under the agreements governing SIRIUS’ existing indebtedness. Under certain circumstances, SIRIUS may be unwilling or unable to contribute or loan us capital to support our operations. To the extent our funds are insufficient to support our business, we may be required to seek additional financing, which may not be available on favorable terms, or at all. If we are unable to secure additional financing, our business and results of operations may be adversely affected.

          We regularly evaluate our plans and strategy. These evaluations often result in changes to our plans and strategy, some of which may be material and significantly change our cash requirements. These changes in our plans or strategy may include: the acquisition of unique or compelling programming; the introduction of new features or services; significant new or enhanced distribution arrangements; investments in infrastructure, such as satellites, equipment or radio spectrum; and acquisitions, including acquisitions that are not directly related to our satellite radio business. In addition, our operations will be affected by the FCC order approving the Merger, which imposed certain conditions upon, among other things, our ability to increase prices.
Debt Covenants
          The indentures governing our long-term debt include restrictive covenents. As of March 31, 2010, we were in compliance with all our debt covenents.
          For a discussion of our debt covenents see Note 11 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
          We do not have any significant off-balance sheet arrangements other than those disclosed in Note 12 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q that are reasonably likely to have a material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Contractual Cash Commitments
     For a discussion of our “Contractual Cash Commitments,” refer to Note 12 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.
Related Party Transactions
          For a discussion of “Related Party Transactions,” refer to Note 8 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
          For a discussion of our “Critical Accounting Policies and Estimates,” refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009 and Note 3 to our unaudited consolidated financial statements in Item 1 of this Form 10-Q. There have been no material changes to our critical accounting policies and estimates since December 31, 2009.

Footnotes to Results of Operations
(1)	Average self-pay monthly churn represents the monthly average of self-pay deactivations by the quarter divided by the average self-pay subscriber balance for the quarter.
(2)	We measure the percentage of vehicle owners and lessees that receive our service and convert to self-paying after the initial promotion period. We refer to this as the “conversion rate.” At the time of sale, vehicle owners and lessees generally receive a three month prepaid trial subscription and we receive a subscription fee from the OEM. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for vehicle owners and lessees to respond to our marketing communications and become self-paying subscribers.
(3)	ARPU is derived from total earned subscriber revenue, net advertising revenue and other subscription-related revenue divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Other subscription-related revenue includes amounts recognized on account of the U.S. Music Royalty Fee instituted in July 2009. See footnote 9 for a reconciliation of the pro forma amounts to their respective GAAP amounts. ARPU is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Pro Forma
	For the Three Months Ended
	March 31,
	2010	2009

Subscriber revenue	$309,978	$304,155
Net advertising revenue	4,093	4,520
Other subscription-related revenue	28,254	-

Total subscriber, net advertising and other subscription-related revenue	$342,325	$308,675

Daily weighted average number of subscribers	9,757,244	9,727,153
ARPU	$11.69	$10.58
(4)	SAC, as adjusted, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, divided by the number of gross subscriber additions for the period. See footnote 9 for a reconciliation of the pro forma amounts to their respective GAAP amounts. SAC, as adjusted, per gross subscriber addition is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Pro Forma
	For the Three Months Ended
	March 31,
	2010	2009

Subscriber acquisition costs	$49,887	$36,892
Less: margin from direct sales of radios and accessories	(5,759)	(2,452)

SAC, as adjusted	$44,128	$34,440

Gross subscriber additions	796,355	700,949
SAC, as adjusted, per gross subscriber addition	$55	$49
(5)	Customer service and billing expenses, as adjusted, per average subscriber is derived from total customer service and billing expenses, excluding share-based payment expense, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. See footnote 9 for a reconciliation of the pro forma amounts to their respective GAAP amounts. Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Pro Forma
	For the Three Months Ended
	March 31,
	2010	2009

Customer service and billing expenses	$29,450	$34,256
Less: share-based payment expense	(362)	(523)

Customer service and billing expenses, as adjusted	$29,088	$33,733

Daily weighted average number of subscribers	9,757,244	9,727,153
Customer service and billing expenses, as adjusted, per average subscriber	$0.99	$1.16
(6)	Free cash flow is calculated as follows (in thousands):

	Unaudited Pro Forma
	For the Three Months Ended
	March 31,
	2010	2009

Net cash provided by operating activities	$22,370	$41,059
Additions to property and equipment	(69,235)	(3,557)
Restricted and other investment activity	9,450	-

Free cash flow	$(37,415)	$37,502

(7)	Average self-pay monthly churn; conversion rate; ARPU; SAC, as adjusted, per gross subscriber addition; customer service and billing expenses, as adjusted, per average subscriber; and free cash flow are not measures of financial performance under GAAP. We believe these non-GAAP financial measures provide meaningful supplemental information regarding our operating performance and are used by us for budgetary and planning purposes; when publicly providing our business outlook; as a means to evaluate period-to-period comparisons; and to compare our performance to that of our competitors. We believe that investors also use our current and projected metrics to monitor the performance of our business and to make investment decisions.

We believe the exclusion of share-based payment expense in our calculations of customer service and billing expenses, as adjusted, per average subscriber is useful given the significant variation in expense that can result from changes in the fair market value of SIRIUS’ common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our subscriber acquisition costs and customer service and billing expenses.

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
(8)	We refer to net income (loss) before interest and investment income (loss); interest expense, net of amounts capitalized; income tax expense; loss on extinguishment of debt and credit facilities, net; other expense (income); restructuring, impairments and related costs; depreciation and amortization; and share-based payment expense as adjusted income (loss) from operations. Adjusted income (loss) from operations is not a measure of financial performance under GAAP. We believe adjusted income (loss) from operations is a useful measure of our operating performance. We use adjusted income (loss) from operations for budgetary and planning purposes; to assess the relative profitability and on-going performance of our consolidated operations; to compare our performance from period-to-period; and to compare our performance to that of our competitors. We also believe adjusted income (loss) from operations is useful to investors to compare our operating performance to the performance of other communications, entertainment and media companies. We believe that investors use current and projected adjusted income (loss) from operations to estimate our current or prospective enterprise value and to make investment decisions.

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
See footnote 9 for a reconciliation of the pro forma amounts to their respective GAAP amounts. The reconciliation of the pro forma unadjusted net loss to the pro forma adjusted income (loss) from operations is calculated as follows (in thousands):

	Unaudited Pro Forma
	For the Three Months Ended
	March 31,
	2010	2009

Reconciliation of Net income (loss) to Adjusted income from operations:
Net income (loss)	$15,627	$(45,582)
Add back Net income (loss) items excluded from Adjusted income from operations:
Income tax expense	629	578
Interest expense, net of amounts capitalized	55,176	55,885
Loss on extinguishment of debt and credit facilities, net	8	627
Interest and investment loss	1,622	6,409
Other income	(1,328)	(386)

Income from operations	71,734	17,531
Depreciation and amortization	18,782	23,943
Share-based payment expense	7,875	12,184

Adjusted income from operations	$98,391	$53,658

There are material limitations associated with the use of pro forma unadjusted results of operations in evaluating our company compared with our GAAP results of operations, which reflects overall financial performance. We use pro forma unadjusted results of operations to supplement GAAP results to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to results of operations as disclosed in our consolidated statements of operations. Since pro forma unadjusted results of operations is a non-GAAP financial measure, our calculations may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP.

(9)	The following tables reconcile our GAAP results of operations to our non-GAAP pro forma unadjusted results of operations:

	Unaudited For the Three Months Ended March 31, 2010
		Purchase Price	Allocation of Share-
	As Reported	Accounting	based Payment	Pro Forma
(in thousands)		Adjustments	Expense

Revenue:
Subscriber revenue, including effects of rebates	$305,012	$4,966	$-	$309,978
Advertising revenue, net of agency fees	4,093	-	-	4,093
Equipment revenue	10,258	-	-	10,258
Other revenue	33,890	1,813	-	35,703

Total revenue	353,253	6,779	-	360,032
Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Revenue share and royalties	42,981	25,355	-	68,336
Programming and content	28,275	15,147	(820)	42,602
Customer service and billing	29,356	94	(362)	29,088
Satellite and transmission	11,755	323	(349)	11,729
Cost of equipment	4,499	-	-	4,499
Subscriber acquisition costs	32,221	17,666	-	49,887
Sales and marketing	26,051	3,525	(1,215)	28,361
Engineering, design and development	5,230	186	(663)	4,753
General and administrative	26,538	314	(4,466)	22,386
Depreciation and amortization	37,469	(18,687)	-	18,782
Share-based payment expense	-	-	7,875	7,875

Total operating expenses	244,375	43,923	-	288,298

Income (loss) from operations	108,878	(37,144)	-	71,734
Other income (expense)
Interest expense, net of amounts capitalized	(59,999)	4,823	-	(55,176)
Loss on extinguishment of debt and credit facilities, net	(8)	-	-	(8)
Loss on change in value of embedded derivatives	(37,291)	37,291	-	-
Interest and investment loss	(1,622)	-	-	(1,622)
Other income	1,328	-	-	1,328

Total other (expense) income	(97,592)	42,114	-	(55,478)

Income before income taxes	11,286	4,970	-	16,256
Income tax expense	(629)	-	-	(629)

Net income	$10,657	$4,970	$-	$15,627

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$660	$160	$-	$820
Customer service and billing	268	94	-	362
Satellite and transmission	247	102	-	349
Sales and marketing	1,070	145	-	1,215
Engineering, design and development	477	186	-	663
General and administrative	4,152	314	-	4,466

Total share-based payment expense	$6,874	$1,001	$-	$7,875

	Unaudited For the Three Months Ended March 31, 2009
		Purchase Price	Allocation of Share-
	As Reported	Accounting	based Payment	Pro Forma
(in thousands)		Adjustments	Expense

Revenue:
Subscriber revenue, including effects of rebates	$287,466	$16,689	$-	$304,155
Advertising revenue, net of agency fees	4,520	-	-	4,520
Equipment revenue	5,917	-	-	5,917
Other revenue	4,331	1,812	-	6,143

Total revenue	302,234	18,501	-	320,735
Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Revenue share and royalties	49,682	20,795	-	70,477
Programming and content	27,538	18,890	(1,529)	44,899
Customer service and billing	34,139	117	(523)	33,733
Satellite and transmission	14,770	327	(611)	14,486
Cost of equipment	3,465	-	-	3,465
Subscriber acquisition costs	26,250	10,642	-	36,892
Sales and marketing	31,712	3,658	(1,522)	33,848
Engineering, design and development	4,751	301	(1,258)	3,794
General and administrative	31,752	472	(6,741)	25,483
Depreciation and amortization	54,827	(30,884)	-	23,943
Share-based payment expense	-	-	12,184	12,184

Total operating expenses	278,886	24,318	-	303,204

Income (loss) from operations	23,348	(5,817)	-	17,531
Other income (expense)
Interest expense, net of amounts capitalized	(67,911)	12,026	-	(55,885)
Loss on extinguishment of debt and credit facilities, net	(627)	-	-	(627)
Loss on change in value of embedded derivatives	(58,203)	58,203	-	-
Interest and investment loss	(6,409)	-	-	(6,409)
Other income	386	-	-	386

Total other (expense) income	(132,764)	70,229	-	(62,535)

(Loss) income before income taxes	(109,416)	64,412	-	(45,004)
Income tax expense	(578)	-	-	(578)

Net (loss) income	$(109,994)	$64,412	$-	$(45,582)

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$1,398	$131	$-	$1,529
Customer service and billing	406	117	-	523
Satellite and transmission	504	107	-	611
Sales and marketing	1,329	193	-	1,522
Engineering, design and development	957	301	-	1,258
General and administrative	6,269	472	-	6,741

Total share-based payment expense	$10,863	$1,321	$-	$12,184

(10)	ARPU is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Actual
	For the Three Months Ended
	March 31,
	2010	2009

Subscriber revenue	$305,012	$287,466
Net advertising revenue	4,093	4,520
Other subscription-related revenue	28,254	-

Total subscriber, net advertising and other subscription-related revenue	$337,359	$291,986

Daily weighted average number of subscribers	9,757,244	9,727,153
ARPU	$11.53	$10.01
(11)	SAC, as adjusted, per gross subscriber addition is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Actual
	For the Three Months Ended
	March 31,
	2010	2009

Subscriber acquisition costs	$32,221	$26,250
Less: margin from direct sales of radios and accessories	(5,759)	(2,452)

SAC, as adjusted	$26,462	$23,798

Gross subscriber additions	796,355	700,949
SAC, as adjusted, per gross subscriber addition	$33	$34
(12)	Customer service and billing expenses, as adjusted, per average subscriber is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited Actual
	For the Three Months Ended
	March 31,
	2010	2009

Customer service and billing expenses	$29,356	$34,139
Less: share-based payment expense	(268)	(406)

Customer service and billing expenses, as adjusted	$29,088	$33,733

Daily weighted average number of subscribers	9,757,244	9,727,153
Customer service and billing expenses, as adjusted, per average subscriber	$0.99	$1.16
(13)	Free cash flow is calculated as follows (in thousands):

	Unaudited Actual
	For the Three Months Ended
	March 31,
	2010	2009

Net cash provided by operating activities	$22,370	$41,059
Additions to property and equipment	(69,235)	(3,557)
Restricted and other investment activity	9,450	-

Free cash flow	$(37,415)	$37,502

(14)	Adjusted income from operations is calculated as follows (in thousands):

	Unaudited Actual
	For the Three Months Ended
	March 31,
	2010	2009

Reconciliation of Net income (loss) to Adjusted income from operations:
Net income (loss)	$10,657	$(109,994)
Add back Net income (loss) items excluded from Adjusted income from operations:
Income tax expense	629	578
Interest expense, net of amounts capitalized	59,999	67,911
Loss on extinguishment of debt and credit facilities, net	8	627
Loss on change in value of embedded derivatives	37,291	58,203
Interest and investment loss	1,622	6,409
Other income	(1,328)	(386)

Income from operations	108,878	23,348
Depreciation and amortization	37,469	54,827
Share-based payment expense	6,874	10,863

Adjusted income from operations	$153,221	$89,038

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
          As of March 31, 2010, we did not hold or issue any free-standing derivatives. Upon completion of the Merger, the 7% Exchangeable Senior Subordinated Notes due 2014 became settleable in SIRIUS common stock and were subsequently accounted for as embedded derivatives. In the event the debt holders exercise their exchange option, SIRIUS intends to issue common stock to fulfill the obligation.
          We hold investments in marketable securities, which consist of certificates of deposit, and investment in debt and equity securities of other entities. We classify our investments in marketable securities as available-for-sale. These securities are consistent with the investment objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.
          Our debt includes fixed rate instruments and the fair market value of our debt is sensitive to changes in interest rates. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate fluctuations.
ITEM 4 CONTROLS AND PROCEDURES
     Controls and Procedures
          As of March 31, 2010, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our President, and David J. Frear, our Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on that evaluation, our management, including our President and our Treasurer, concluded that our disclosure controls and procedures were effective as of March 31, 2010. There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          There have been no material developments with respect to the information previously reported under Part I, Item 3, of our Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 1A. RISK FACTORS
          There have been no material changes to the risk factors previously disclosed in response to Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          Not applicable.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
          Not applicable.
ITEM 6. EXHIBITS
          See Exhibits Index attached hereto.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of May 2010.

XM Satellite Radio Inc.
By:	/s/ David J. Frear
David J. Frear
Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit		Description
3.1	—	Certificate of Ownership and Merger, dated April 14, 2010 (incorporated by reference to XM Satellite Radio Inc.’s Current Report on Form 8-K filed on April 16, 2010).

3.2	—	Restated Certificate of Incorporation of XM Satellite Radio Inc. (incorporated by reference to XM Satellite Radio Inc.’s Registration Statement on Form S-4, File No. 333-39178).

4.1	—
Supplemental Indenture, dated April 14, 2010, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., certain subsidiaries thereof and U.S. Bank National Association, as trustee, relating to the Senior PIK Secured Notes due 2011 (incorporated by reference to XM Satellite Radio Inc.’s Current Report on Form 8-K filed on April 16, 2010).

4.2	—
Supplemental Indenture, dated April 14, 2010, among XM Satellite Radio Inc., certain subsidiaries thereof and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2013 (filed herewith).

4.3	—
Third Supplemental Indenture, dated April 14, 2010, among XM Satellite Radio Inc., certain subsidiaries thereof and the Bank of New York Mellon, as trustee, relating to the 13% Senior Notes due 2013 (filed herewith).

4.4	—
Supplemental Indenture, dated April 14, 2010, among XM Satellite Radio Inc., certain subsidiaries thereof and the Bank of New York Mellon, as trustee, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (filed herewith).

4.5	—
Fourth Supplemental Indenture, dated April 14, 2010, among XM Satellite Radio Inc., certain subsidiaries thereof and the Bank of New York Mellon, as trustee, relating to the 9.75% Senior Notes due 2014 (filed herewith).

4.6	—
Collateral Agreement, dated as of December 31, 2009, by and among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., certain subsidiaries thereof, and U.S. Bank National Association, as collateral agent, relating to the 11.25% Senior Secured Notes due 2013 (incorporated by reference to XM Satellite Radio Holdings Inc.’s Current Report on Form 8-K filed on January 6, 2010).

31.1	—	Certificate of Mel Karmazin, President of XM Satellite Radio Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	—	Certificate of David J. Frear, Treasurer of XM Satellite Radio Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	—
Certificate of Mel Karmazin, President and David J. Frear, Treasurer of XM Satellite Radio Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).