Form 10-Q
period 2010-06-30
XM SATELLITE RADIO INC
filed 2010-08-06
CIK 1116317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
          Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of July 30, 2010)
XM SATELLITE RADIO INC.
COMMON STOCK, $0.10 PAR VALUE
(all shares are issued to Sirius XM Radio Inc.)	100 SHARES

XM SATELLITE RADIO INC. AND SUBSIDIARIES

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
XM SATELLITE RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(in thousands, except per share data)	2010	2009	2010	2009
Revenue:
Subscriber revenue, including effects of rebates	$312,892	$291,859	$617,903	$579,324
Advertising revenue, net of agency fees	5,022	4,807	9,116	9,328
Equipment revenue	13,959	6,107	24,217	12,024
Other revenue	38,477	4,058	72,368	8,388

Total revenue	370,350	306,831	723,604	609,064
Operating expenses (depreciation and amortization shown separately below):
Cost of services:
Revenue share and royalties	45,870	46,405	88,851	96,021
Programming and content	27,469	27,893	55,743	56,542
Customer service and billing	32,852	31,347	62,208	65,105
Satellite and transmission	11,732	11,362	23,487	25,468
Cost of equipment	4,470	3,442	8,970	6,907
Subscriber acquisition costs	38,796	22,226	71,017	48,475
Sales and marketing	27,506	26,797	53,557	58,510
Engineering, design and development	4,991	6,631	10,223	11,383
General and administrative	28,391	34,721	54,928	66,472
Depreciation and amortization	36,418	50,049	73,887	104,875
Restructuring, impairments and related costs	702	26,586	702	26,586

Total operating expenses	259,197	287,459	503,573	566,344

Income from operations	111,153	19,372	220,031	42,720
Other income (expense):
Interest expense, net of amounts capitalized	(56,881)	(87,925)	(116,880)	(155,840)
Loss on extinguishment of debt and credit facilities, net	(4,617)	(107,450)	(4,625)	(108,076)
Loss on change in value of embedded derivative	(11,311)	(19,799)	(48,603)	(78,003)
Interest and investment (loss) income	(2,281)	3,737	(3,904)	(2,672)
Other income	138	839	1,467	1,226

Total other expense	(74,952)	(210,598)	(172,545)	(343,365)

Income (loss) before income taxes	36,201	(191,226)	47,486	(300,645)
Income tax expense	(516)	(578)	(1,145)	(1,156)

Net Income (loss)	$35,685	$(191,804)	$46,341	$(301,801)

See accompanying Notes to the unaudited consolidated financial statements

XM SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
(in thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,974	$212,155
Accounts receivable, net	73,379	60,042
Inventory, net	5,426	4,016
Prepaid expenses	148,337	75,199
Related party current assets	1,593	103,479
Deferred tax asset	70,382	64,641
Other current assets	6,086	4,585

Total current assets	401,177	524,117
Property and equipment, net	857,916	799,405
Restricted investments	250	250
Deferred financing fees, net	65,139	68,571
Intangible assets, net	2,577,347	2,611,461
Related party long-term assets	28,221	111,730
Other long-term assets	78,480	25,529

Total assets	$4,008,530	$4,141,063

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$224,014	$198,219
Accrued interest	43,826	46,939
Current portion of deferred revenue	558,424	506,441
Current portion of deferred credit on executory contracts	263,998	252,831
Current maturities of long-term debt	6,858	11,382
Related party current liabilities	90,902	184,693

Total current liabilities	1,188,022	1,200,505
Deferred revenue	151,386	133,863
Deferred credit on executory contracts	647,691	784,078
Long-term debt	1,456,873	1,494,921
Long-term related party debt	159,674	157,032
Deferred tax liability	922,286	915,274
Related party long-term liabilities	26,655	46,301
Other long-term liabilities	38,770	38,851

Total liabilities	4,591,357	4,770,825

Commitments and contingencies (Note 12)
Stockholder’s deficit:
Common stock, par value $0.010; 1,000 shares authorized; 100 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	-	-
Accumulated other comprehensive loss, net of tax	(5,987)	(6,581)
Additional paid-in capital	6,060,660	6,060,660
Accumulated deficit	(6,637,500)	(6,683,841)

Total stockholder’s deficit	(582,827)	(629,762)

Total liabilities and stockholder’s deficit	$4,008,530	$4,141,063

See accompanying Notes to the unaudited consolidated financial statements

XM SATELLITE RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT AND COMPREHENSIVE INCOME

			Accumulated
	Common Stock		Other	Additional		Total
			Comprehensive	Paid-in	Accumulated	Stockholder’s
(in thousands, except share data)	Shares	Amount	Loss	Capital	Deficit	Deficit
Balance at December 31, 2009	100	$-	$(6,581)	$6,060,660	$(6,683,841)	$(629,762)

Net income	-	-	-	-	46,341	46,341
Other comprehensive income:
Unrealized gain on available-for-sale securities	-	-	469	-	-	469
Foreign currency translation adjustment, net of tax of $10	-	-	125	-	-	125

Total comprehensive income						46,935

Balance at June 30, 2010	100	$-	$(5,987)	$6,060,660	$(6,637,500)	$(582,827)

See accompanying Notes to the unaudited consolidated financial statements

XM SATELLITE RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,
(in thousands)	2010	2009

Cash flows from operating activities:
Net income (loss)	$46,341	$(301,801)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	73,887	104,875
Non-cash interest expense, net of amortization of premium	29,958	51,043
Provision for doubtful accounts	7,773	8,634
Restructuring, impairments and related costs	702	26,586
Amortization of deferred income related to equity method investment	(2,137)	(1,388)
Loss on extinguishment of debt and credit facilities, net	4,625	108,076
Loss on investments	6,065	3,791
Share-based payment expense	14,010	24,932
Deferred income taxes	1,145	1,156
Loss on change in value of embedded derivative	48,603	78,003
Other non-cash purchase price adjustments	(120,706)	(85,223)
Changes in operating assets and liabilities:
Accounts receivable	(12,074)	5,053
Inventory	(1,410)	855
Related party assets	174	11,200
Prepaid expenses and other current assets	24,234	1,986
Other long-term assets	9,132	28,275
Accounts payable and accrued expenses	(18,321)	(53,096)
Accrued interest	(1,885)	4,950
Deferred revenue	68,788	51,113
Related party liabilities	(65,437)	28,405
Other long-term liabilities	35	3,979

Net cash provided by operating activities	113,502	101,404

Cash flows from investing activities:
Additions to property and equipment	(118,474)	(4,121)
Purchase of available-for-sale securities	9,450	-

Net cash used in investing activities	(109,024)	(4,121)

Cash flows from financing activities:
Long-term borrowings, net of costs	-	387,427
Related party long-term borrowings, net of costs	-	95,093
Payment of premiums on redemption of debt	-	(16,572)
Repayment of long-term borrowings	(120,659)	(255,035)
Repayment of related party long-term borrowings	-	(100,000)

Net cash (used in) provided by financing activities	(120,659)	110,913

Net (decrease) increase in cash and cash equivalents	(116,181)	208,196
Cash and cash equivalents at beginning of period	212,155	206,740

Cash and cash equivalents at end of period	$95,974	$414,936

Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$82,271	$102,457
Non-cash investing and financing activities:
Non-cash capital contributions from SIRIUS XM	-	119,218
Property acquired through capital leases	-	260
Release of restricted investments	-	120,000
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
          Our satellite radios are primarily distributed through automakers (“OEMs”), nationwide through retail locations and our website. We have agreements with major automakers to offer our satellite radios as factory- or dealer-installed equipment in their vehicles. Our radios are also offered to customers of certain daily rental car companies.
          Subscription fees are our primary source of revenue, with most of our customers subscribing to an annual, semi-annual, quarterly or monthly plan. We also derive revenue from activation and other fees, the sale of advertising on select non-music channels, the direct sale of satellite radios and accessories, and other ancillary services, such as our data and weather services.
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
     Basis of Presentation
          In the opinion of management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 have been made.
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
          We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the six months ended June 30, 2010 and have determined no events have occurred that would require adjustment to our unaudited consolidated financial statements.
(3) Summary of Significant Accounting Policies
     Use of Estimates
          In presenting unaudited consolidated financial statements, management makes estimates and assumptions that affect the reported amounts and accompanying notes. Estimates, by their nature, are based on judgment and available information. Actual results could differ materially from those estimates.
          Significant estimates inherent in the preparation of the accompanying unaudited consolidated financial statements include revenue recognition, asset impairment, useful lives of our satellites, valuation of embedded derivatives and valuation allowances against deferred tax assets. Economic conditions in the United States could have a material impact on our accounting estimates.
     Recent Accounting Pronouncements
          The Financial Accounting Standards Board (“FASB”) updated Accounting Standards Codification (“ASC”) 470 to incorporate ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance, into the ASC. This standard requires share-lending arrangements in an entity’s own shares to be initially measured at fair value and treated as an issuance cost, excluded from basic and diluted earnings per share, and requires an entity to recognize a charge to earnings if it becomes probable the counterparty will default on the arrangement. This guidance was adopted as of January 1, 2010, as required, on a retrospective basis for all arrangements outstanding as of that date. In connection with the adoption, we have revised our original estimate of the fair value of the share-lending arrangements from $257,000 to $70,960 as a result of modification to the valuation methodology and the inclusion of market participant information obtained in the first quarter of 2010. The following table reflects the retrospective adoption of ASU 2009-15 on our December 31, 2009 consolidated balance sheet:

	As Originally	Retrospective	As Currently
Balance Sheet Line Item:	Reported	Adjustments	Reported

Deferred financing fees, net	$5,307	$63,264	$68,571
Related party long-term assets, net of current portion	110,439	1,291	111,730
Long-term debt	1,502,349	(7,428)	1,494,921
Long-term related party debt	157,183	(151)	157,032
Additional paid-in capital	5,989,700	70,960	6,060,660
Accumulated deficit	(6,685,015)	1,174	(6,683,841)
          The following table reflects the retrospective adoption of ASU 2009-15 on our three and six months ended June 30, 2009 statement of operations:

	For the Three Months			For the Six Months
	Ended June 30, 2009			Ended June 30, 2009
	As Originally	Retrospective	As Currently	As Originally	Retrospective	As Currently
Statement of Operations Line Item:	Reported	Adjustments	Reported	Reported	Adjustments	Reported

Interest expense, net of amounts capitalized	$(88,118)	$193	$(87,925)	$(156,319)	$479	$(155,840)
Net (loss) income	(191,997)	193	(191,804)	(302,280)	479	(301,801)
          For the three and six months ended June 30, 2010, we recorded $1,648 and $3,175 in interest expense related to the amortization of the costs associated with the share-lending arrangement and other issuance costs. As of June 30, 2010, the unamortized balance of the debt issuance costs was $64,041, with $62,760 recorded in deferred financing fees, net, and $1,281 recorded in long-term related party assets.

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          The issuance cost recorded relates to share-lending arrangements entered into by SIRIUS with third parties on XM’s behalf involving SIRIUS shares. The measured fair value of the loaned shares totaling $70,960 was pushed down by SIRIUS to XM as additional paid in capital. XM holds none of the outstanding shares.
     Accounts Receivable
          Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Our allowance for doubtful accounts considers historical experience, the age of amounts due, current economic conditions and other factors that may affect the debtor’s ability to pay.
          Accounts receivable, net, consists of the following:

	June 30,	December 31,
	2010	2009

Gross accounts receivable	$78,933	$65,399
Allowance for doubtful accounts	(5,554)	(5,357)

Total accounts receivable, net	$73,379	$60,042

     Inventory
          Inventory consists of finished goods, refurbished goods, and other raw material components used in manufacturing radios. Inventory is stated at the lower of cost, determined on a first-in, first-out basis, or market. We record an estimated allowance for inventory that is considered slow moving, obsolete or whose carrying value is in excess of net realizable value. The provision related to products purchased for resale in our direct to consumer distribution channel and components held for resale by us is reported as a component of Cost of equipment in our unaudited consolidated statements of operations. The provision related to inventory consumed in our OEM and retail distribution channel is reported as a component of Subscriber acquisition costs in our unaudited consolidated statements of operations.
          Inventory, net, consists of the following:

	June 30,	December 31,
	2010	2009

Raw materials	$5,393	$5,002
Finished goods	8,068	4,975
Allowance for obsolescence	(8,035)	(5,961)

Total inventory, net	$5,426	$4,016

     Reclassifications
          Certain amounts in our prior period consolidated financial statements have been reclassified to conform to our current period presentation.

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(4) Intangible Assets
          Intangible assets consisted of the following:

		June 30, 2010			December 31, 2009
	Weighted Average	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value

Indefinite life intangible assets
FCC licenses	Indefinite	$2,000,000	$-	$2,000,000	$2,000,000	$-	$2,000,000
Trademark	Indefinite	250,000	-	250,000	250,000	-	250,000

Definite life intangible assets
Subscriber relationships	9 years	$380,000	$(118,677)	$261,323	$380,000	$(91,186)	$288,814
Licensing agreements	9.1 years	75,000	(18,813)	56,187	75,000	(13,906)	61,094
Proprietary software	6 years	16,552	(8,430)	8,122	16,552	(6,823)	9,729
Developed technology	10 years	2,000	(383)	1,617	2,000	(283)	1,717
Leasehold interests	7.4 years	132	(34)	98	132	(25)	107

Total intangible assets		$2,723,684	$(146,337)	$2,577,347	$2,723,684	$(112,223)	$2,611,461

     Indefinite Life Intangible Assets
          We have identified our FCC licenses and our trademark as indefinite life intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are used and the effects of obsolescence on their use.
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
          In connection with the Merger, $250,000 of the purchase price was allocated to our trademark. As of June 30, 2010, there were no legal, regulatory or contractual limitations associated with our trademark.
          We evaluate our indefinite life intangible assets for impairment on an annual basis as of October 1st of each year. An assessment is performed at other times if events or circumstances indicate it is more likely than not that the assets have been impaired. During the three and six months ended June 30, 2010 and 2009, there were no indicators of impairment and no impairment loss was recorded for intangible assets with indefinite lives.
     Definite Life Intangible Assets
          Subscriber relationships are amortized on an accelerated basis over 9 years, which reflects the estimated pattern in which the economic benefits will be consumed. Other definite life intangible assets include certain licensing agreements, which are amortized over a weighted average useful life of 9.1 years on a straight-line basis.
          Amortization expense for definite life intangible assets was $16,818 and $19,681 for the three months ended June 30, 2010 and 2009, respectively, $34,114 and $40,111 for the six months ended June 30, 2010 and 2009, respectively. Expected amortization expense for each of the fiscal years through December 31, 2014 and for periods thereafter is as follows:

Year ending December 31,	Amount

Remaining 2010	$31,802
2011	58,850
2012	53,420
2013	47,097
2014	38,619
Thereafter	97,559

Total definite life intangible assets, net	$327,347

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(5) Subscriber Revenue
          Subscriber revenue consists of subscription fees, revenue derived from our agreements with daily rental fleet operators, non-refundable activation and other fees as well as the effects of rebates. Revenues received from certain OEMs for prepaid subscriptions included in the sale or lease price of vehicles are also included in subscriber revenue over the service period (that is, after sale, lease or subscriber activation).
          Subscriber revenue consists of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Subscription fees	$311,367	$291,151	$615,070	$578,076
Activation fees	1,538	818	2,882	1,387
Other fees and rebates	(13)	(110)	(49)	(139)

Total subscriber revenue	$312,892	$291,859	$617,903	$579,324

(6) Interest Costs
          We capitalize a portion of the interest on funds borrowed to finance the construction costs of our satellites. The following is a summary of our interest costs:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Interest costs charged to expense	$56,881	$87,925	$116,880	$155,840
Interest costs capitalized	12,226	9,942	23,096	17,557

Total interest costs incurred	$69,107	$97,867	$139,976	$173,397

          Included in interest costs incurred is non-cash interest expense, consisting of amortization related to original issue discounts, premiums and deferred financing fees of $15,200 and $31,308 for the three months ended June 30, 2010 and 2009, respectively and $29,958 and $51,043 for the six months ended June 30, 2010 and 2009, respectively.
(7) Property and Equipment
          Property and equipment, net, consists of the following:

	June 30,	December 31,
	2010	2009

Satellite system	$490,125	$490,126
Terrestrial repeater network	41,583	41,604
Leasehold improvements	7,249	7,250
Broadcast studio equipment	8,386	7,957
Capitalized software and hardware	55,110	53,772
Satellite telemetry, tracking and control facilities	33,049	32,877
Furniture, fixtures, equipment and other	27,947	27,418
Land	38,100	38,100
Building	53,849	53,851
Construction in progress	320,718	223,083

Total property and equipment	1,076,116	976,038
Accumulated depreciation and amortization	(218,200)	(176,633)

Property and equipment, net	$857,916	$799,405

          Depreciation and amortization expense on property and equipment was $19,600 and $30,368 for the three months ended June 30, 2010 and 2009, respectively and $39,773 and $64,764 for the six months ended June 30, 2010 and 2009, respectively.

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
     Satellites
          We own four orbiting satellites, XM-1 and XM-2 serve as in-orbit spares while XM-3 and XM-4 transmit our signal. Our satellites were launched in March 2001, May 2001, February 2005 and October 2006, respectively. Space Systems/Loral has constructed our fifth satellite, XM-5, for use in our system. In October 2009, SIRIUS entered into an agreement with International Launch Services (“ILS”) to secure a satellite launch for XM-5 on a Proton rocket.
          During the six months ended June 30, 2010, we capitalized interest and expenses related to the construction of the satellites and related launch vehicle for XM-5 satellite.
(8) Related Party Transactions
          We had the following related party balances at June 30, 2010 and December 31, 2009:

	Related party		Related party		Related party		Related party		Related party
	current assets		long-term assets		current liabilities		long-term liabilities		long-term debt
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Liberty Media	$-	$-	$1,631	$1,937	$4,588	$4,589	$-	$-	$159,674	$157,032
XM Canada	1,593	1,011	26,590	24,429	2,776	2,775	26,655	28,793	-	-
General Motors	-	99,554	-	85,364	-	93,107	-	17,508	-	-
American Honda	-	2,914	-	-	-	3,841	-	-	-	-
SIRIUS	-	-	-	-	83,538	80,381	-	-	-	-

Total	$1,593	$103,479	$28,221	$111,730	$90,902	$184,693	$26,655	$46,301	$159,674	$157,032

Neither General Motors nor American Honda are considered a related party following May 27, 2010, the date on which individuals nominated by General Motors and American Honda ceased to be members of SIRIUS’ board of directors.
     Liberty Media
          In February 2009, SIRIUS entered into an Investment Agreement (the “Investment Agreement”) with an affiliate of Liberty Media Corporation, Liberty Radio, LLC (collectively, “Liberty Media”). Pursuant to the Investment Agreement, in March 2009 SIRIUS issued to Liberty Radio, LLC 12,500,000 shares of SIRIUS’ Convertible Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”), with a liquidation preference of $0.001 per share in partial consideration for certain loan investments. Liberty Media has representatives on SIRIUS’ board of directors.
          Liberty Media has advised us that as of June 30, 2010 and December 31, 2009, respectively, it owned the following principal amounts of our debt, excluding discounts of $16,425 and $18,092, respectively, and embedded derivatives of $2,099 and $1,124, respectively:

	June 30,	December 31,
	2010	2009
11.25% Senior Secured Notes due 2013	$87,000	$87,000
13% Senior Notes due 2013	76,000	76,000
7% Exchangeable Senior Subordinated Notes due 2014	11,000	11,000

Total	$174,000	$174,000

          As of June 30, 2010 and December 31, 2009, we recorded $4,588 and $4,589, respectively, related to accrued interest with Liberty Media to Related party current liabilities. We recognized Interest expense associated with debt held by Liberty Media of $5,910 and $10,453 for the three months ended June 30, 2010 and 2009, respectively, and $11,890 and $12,903 for the six months ended June 30, 2010 and 2009, respectively.
     XM Canada
          In 2005, we entered into agreements to provide XM Canada with the right to offer XM satellite radio service in Canada. The agreements have an initial term and XM Canada has the unilateral option to extend of the agreements for an additional five years. We receive a 15% royalty for all subscriber fees earned by XM Canada each month for its basic service and an activation fee for each gross activation of an XM Canada subscriber on our system. XM Canada is obligated to pay us a total of $70,300 for the rights to broadcast and market National Hockey League (“NHL”) games for a 10-year term.

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          The estimated fair value of deferred revenue from XM Canada as of the Merger date was approximately $34,000, and is amortized on a straight-line basis through 2020, the expected term of the agreements. As of June 30, 2010 and December 31, 2009, the carrying value of deferred revenue related to XM Canada was $29,431 and $31,568, respectively.
          We have extended a Cdn$45,000 standby credit facility to XM Canada, which can be utilized to purchase terrestrial repeaters or finance royalty and activation fees payable to us. The facility matures on December 31, 2012 and bears interest at 17.75% per annum. We have the right to convert unpaid principal amounts into Class A subordinate voting shares of XM Canada at the price of Cdn$16.00 per share. As of June 30, 2010 and December 31, 2009, amounts drawn by XM Canada on this facility in lieu of payment of fees recorded in related party long-term assets were $19,666 net of a $3,991 valuation allowance, and $18,429, respectively. The June 30, 2010 valuation allowance of $3,991 related to the absorption of our proportionate share of net loss from our investment in XM Canada shares.
          As of June 30, 2010 and December 31, 2009, amounts due from XM Canada also included $6,924 and $6,000, respectively, attributable to deferred programming costs and accrued interest (in addition to the amounts drawn on the standby credit facility), all of which is reported as Related party long-term assets.
          We recorded the following revenue from XM Canada as Other revenue in our unaudited consolidated statements of operations:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Amortization of XM Canada deferred income	$694	$694	$1,388	$1,388
Subscriber and activation fees royalties	2,658	160	5,005	274
Licensing fee revenue	750	1,500	2,250	3,000
Advertising reimbursements	333	367	667	733

Total revenue from XM Canada	$4,435	$2,721	$9,310	$5,395

     General Motors and American Honda
          We have a long-term distribution agreement with General Motors Company (“GM”). GM had a representative on SIRIUS’ board of directors and was considered a related party through May 27, 2010. GM is no longer a related party. During the term of the agreement, GM has agreed to distribute the XM service. We subsidize a portion of the cost of XM radios and make incentive payments to GM when the owners of GM vehicles with factory- or dealer- installed XM radios become self-paying subscribers to XM’s service. We also share with GM a percentage of the subscriber revenue attributable to GM vehicles with factory- or dealer- installed XM radios. As part of the agreement, GM provides certain call-center related services directly to XM subscribers who are also GM customers for which we reimburse GM.
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
          We have a long term distribution agreement with American Honda. American Honda had a representative on SIRIUS’ board of directors and was considered a related party through May 27, 2010. American Honda is no longer a related party. XM has an agreement to make a certain amount of its bandwidth available to American Honda. American Honda’s use of our bandwidth must be in compliance with applicable laws, must not compete or adversely interfere with our business, and must meet our quality standards. This agreement remains in effect so long as American Honda holds a certain amount of its investment in SIRIUS. We make incentive payments to American Honda for each purchaser of a Honda or Acura vehicle that becomes a self-paying XM subscriber and shares with American Honda a portion of the subscriber revenue attributable to Honda and Acura vehicles with installed XM radios.

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
          As of May 27, 2010, we had the following aggregate assets and liabilities related to GM and American Honda:

Non-cash
Balance sheet line item	Adjustment

Related party current assets	$107,908
Related party long term assets	73,016
Related party current liabiilties	57,996
          We recorded the following total related party revenue from GM and American Honda, primarily consisting of subscriber revenue, in connection with the agreements discussed above:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010*	2009	2010*	2009

General Motors	$4,995	$6,264	$12,759	$13,256
American Honda	2,103	2,995	4,990	5,827

Total	$7,098	$9,259	$17,749	$19,083

*	GM and American Honda were considered related parties through May 27, 2010.
          We have incurred the following expenses with GM and American Honda:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2010*		2009		2010*		2009
	General	American	General	American	General	American	General	American
	Motors	Honda	Motors	Honda	Motors	Honda	Motors	Honda

Sales and marketing	$5,575	$-	$7,537	$-	$13,374	$-	$15,631	$-
Revenue share and royalties	6,756	1,337	13,982	1,530	15,823	3,167	31,655	2,965
Subscriber acquisition costs	7,027	742	5,545	1,414	17,514	1,969	14,805	2,745
Customer service and billing	50	-	-	-	125	-	-	-
Interest expense, net of amounts capitalized	-	-	-	-	1,421	-	-	-

Total	$19,408	$2,079	$27,064	$2,944	$48,257	$5,136	$62,091	$5,710

*	GM and American Honda were considered related parties through May 27, 2010.
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
          We recorded total advertising revenue allocated from SIRIUS of $4,718 and $2,282 for the three months ended June 30, 2010 and 2009, respectively and $8,578 and $4,848 for the six months ended June 30, 2010 and 2009, respectively.
          We recognized total allocated net operating expenses with SIRIUS of $20,388 and $47,667 for the three months ended June 30, 2010 and 2009, respectively and $61,368 and $90,803 for the six months ended June 30, 2010 and 2009, respectively.

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(9) Investments
          Investments consist of the following:

	June 30,	December 31,
	2010	2009

Investment in XM Canada	$-	$2,390
Investment in XM Canada debentures	3,073	2,970
Auction rate certificates	-	8,556
Restricted investments	250	250

Total investments	$3,323	$14,166

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
          Our share of net earnings or losses of XM Canada is recorded (on a one-month lag) to Interest and investment income (loss) in our unaudited consolidated statements of operations. We evaluate our investment in XM Canada periodically and record an impairment charge to Interest and investment income (loss) in our unaudited consolidated statements of operations if we determine that decreases in fair value are considered to be other than temporary. In addition, any payments received from XM Canada in excess of the carrying value of our investments in, advances to and commitments to XM Canada is recorded to Interest and investment income (loss) in our unaudited consolidated statements of operations.
          We recorded the following amounts to Interest and investment income (loss):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Share of XM Canada net loss (income)	$(3,339)	$4,847	$(6,490)	$943
Impairment of XM Canada	-	(1,700)	-	(4,734)
Gain on sale of auction rate certificate	-	-	425	-

Total	$(3,339)	$3,147	$(6,065)	$(3,791)

          In addition, during the three and six months ended June 30, 2010, we recorded $74 and $109 as a foreign exchange gain to Accumulated other comprehensive loss, net of tax, related to our investment in XM Canada.
          We hold an investment in Cdn$4,000 face value of 8% convertible unsecured subordinated debentures issued by XM Canada, for which the embedded conversion feature is bifurcated from the host contract. The host contract is accounted for at fair value as an available-for-sale security with changes in fair value recorded to Accumulated other comprehensive loss, net of tax. The embedded conversion feature is accounted for at fair value as a derivative with changes in fair value recorded in earnings as Interest and investment income (loss). As of June 30, 2010, the carrying value of the host contract and embedded derivative related to our investment in the debentures was $3,070 and $3, respectively. As of December 31, 2009, the carrying value of the host contract and embedded derivative related to our investment in the debentures was $2,961 and $9, respectively.
     Auction Rate Certificates
          Auction rate certificates are long-term securities structured to reset their coupon rates by means of an auction. We accounted for our investment in auction rate certificates as available-for-sale securities. In January 2010, our investment in the auction rate certificates was called by the issuer at par plus accrued interest, or $9,456, resulting in a gain of $425 in the six months ended June 30, 2010.

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
     Restricted Investments
          Restricted investments relate to deposits placed into escrow for the benefit of third parties pursuant to programming agreements.
(10) Fair Value
          The following table summarizes the fair value of our financial instruments at June 30, 2010:

	Fair Value Measurements Using
	Quoted Prices in Active		Significant
	Markets for Identical	Significant Other	Unobservable
(in thousands)	Assets (Level 1)	Observable Inputs (Level 2)	Inputs (Level 3)	Carrying Value

Assets:
Host contract and embedded derivatives	N/A	N/A	$3,073	$3,073

Liabilities:
Debt-related embedded derivatives	$-	$-	$104,795	$104,795
          The following table presents the changes in the Level 3 fair-value category for the three months ended March 31, 2010. We classify financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs. Fair values are determined using lattice models or market quotes. We recognized net unrealized losses in earnings of $11,314 and $19,766 for the three months ended June 30, 2010 and 2009, respectively and $48,146 and $77,943 for the six months ended June 30, 2010 and 2009, respectively.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
		Debentures and	Debt-Related
	Auction Rate Securities	Embedded Derivatives	Embedded Derivatives

Balance at December 31, 2009	$8,556	$2,970	$56,192

Total gains and losses (realized /unrealized)	425	32	48,603
Included in other comprehensive income	469	71	-
Sale of assets	(9,450)	-	-

Balance at June 30, 2010	$-	$3,073	$104,795

          As of June 30, 2010 and December 31, 2009, the aggregate carrying value of our debt was $1,518,723 and $1,607,143 (excludes embedded derivatives), respectively; while the aggregate fair value approximated $1,966,344 and $1,992,362, respectively. The fair value for publicly traded instruments is determined using quoted market prices and, for non-publicly traded instruments, fair value is based upon estimates from a market maker and brokerage firm.

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(11) Debt
          Our debt consists of the following:

	Conversion
	Price (per	June 30,	December 31,
	SIRIUS share)	2010	2009

10% Senior PIK Secured Notes due 2011 (a)	N/A	-	113,685
Less: discount		-	(7,711)
11.25% Senior Secured Notes due 2013 (b)	N/A	525,750	525,750
Less: discount		(28,474)	(32,259)
13% Senior Notes due 2013 (c)	N/A	778,500	778,500
Less: discount		(68,450)	(76,602)
9.75% Senior Notes due 2014 (d)	N/A	5,260	5,260
7% Exchangeable Senior Subordinated Notes due 2014 (e)	$1.875	550,000	550,000
Less: discount		(251,337)	(263,784)
Other debt:
Capital leases	N/A	7,361	14,304
Embedded derivatives (f)		104,795	56,192

Total debt		1,623,405	1,663,335

Less: current maturities		6,858	11,382

Total long-term		1,616,547	1,651,953
Less: related party		159,674	157,032

Total long-term, excluding related party		$1,456,873	$1,494,921

     (a) 10% Senior PIK Secured Notes due 2011
          At December 31, 2009, XM had outstanding $113,685 aggregate principal amount of 10% Senior PIK Secured Notes due 2011 (the “PIK Notes”). Interest was payable on the PIK Notes semi-annually in arrears on June 1 and December 1 of each year at a rate of 10% per annum paid in cash from December 1, 2008 to December 1, 2009; at a rate of 10% per annum paid in cash and 2% per annum paid in kind from December 1, 2009 to December 1, 2010; and at a rate of 10% annum paid in cash and 4% per annum paid in kind from December 1, 2010 to the maturity date. On June 1, 2010, we redeemed of all of our outstanding PIK Notes, at a price of 100% plus accrued interest on June 1, 2010. We recorded an aggregate loss on extinguishment of the PIK Notes of $4,480 three months ended June 30, 2010, consisting primarily of unamortized discount, as a Loss on extinguishment of debt and credit facilities, net, in our unaudited consolidated statements of operations.
     (b) 11.25% Senior Secured Notes due 2013
          In June 2009, XM issued $525,750 aggregate principal amount of 11.25% Senior Secured Notes due 2013 (the “11.25% Notes”). Interest is payable semi-annually in arrears on June 15 and December 15 of each year at a rate of 11.25% per annum. The 11.25% Notes mature on June 15, 2013. The 11.25% Notes were issued for $488,398, resulting in an aggregate original issuance discount of $37,352. Substantially all of the domestic wholly-owned subsidiaries of XM guarantee XM’s obligations under the 11.25% Notes. The 11.25% Notes and related guarantees are secured by first-priority liens on substantially all of the assets of XM and the guarantors.
     (c) 13% Senior Notes due 2013
          In July 2008, XM issued $778,500 aggregate principal amount of 13% Senior Notes due 2013 (the “13% Notes”). Interest is payable semi-annually in arrears on February 1 and August 1 of each year at a rate of 13% per annum. The 13% Notes are unsecured and mature on August 1, 2013. Substantially all of the domestic wholly-owned subsidiaries of XM guarantee XM’s obligations under the 13% Notes.

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
     (d) 9.75% Senior Notes due 2014
          XM has outstanding $5,260 aggregate principal amount of 9.75% Senior Notes due 2014 (the “9.75% Notes”). Interest on the 9.75% Notes is payable semi-annually on May 1 and November 1 at a rate of 9.75% per annum. The 9.75% Notes are unsecured and mature on May 1, 2014. XM, at its option, may redeem the 9.75% Notes at declining redemption prices at any time, subject to certain restrictions. Substantially all the domestic subsidiaries of XM guarantee XM’s obligations under XM 9.75% Notes.
          On August 3, 2010, we issued to holders of our outstanding 9.75% Notes a notice of redemption of the 9.75% Notes at a price of 104.875% of the principal amount of the notes plus accrued interest on August 16, 2010.
     (e) 7% Exchangeable Senior Subordinated Notes due 2014
          In August 2008, XM issued $550,000 aggregate principal amount of 7% Exchangeable Senior Subordinated Notes due 2014 (the “Exchangeable Notes”). The Exchangeable Notes are senior subordinated obligations of XM and rank junior in right of payment to its existing and future senior debt and equally in right of payment with its existing and future senior subordinated debt. Substantially all the domestic wholly-owned subsidiaries of XM guarantee the Exchangeable Notes on a senior subordinated basis.
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
          The convertible and exchangeable features are embedded derivatives, and subsequent to the Merger are required to be separated from the host contract for accounting purposes. The embedded derivatives are recorded as derivative liabilities and included in our debt balances in our statement of financial position and the changes in fair value of those derivatives are reported in the period in which the fair value changes. Due to the change in fair value of these embedded derivatives, we recognized $11,311 and $19,799 to Loss on change in value of embedded derivatives during the three months ended June 30, 2010 and 2009 and $48,603 and $78,003 for the six months ended June 30, 2010. The balance of derivative liabilities was $104,795 and $56,192 as of June 30, 2010 and December 31, 2009, respectively.
Covenants and Restrictions
          Our debt generally requires compliance with certain financial covenants that restrict our ability to, among other things, (i) incur additional indebtedness unless SIRIUS’ consolidated leverage ratio would be no greater than 6.00 to 1.00 after the inclusion of the indebtedness incurrence, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions. XM operates as an unrestricted subsidiary of SIRIUS for purposes of compliance with the covenants contained in SIRIUS’ debt instruments.
          Under our debt agreements, the following generally constitute an event of default: (i) a default in the payment of interest; (ii) a default in the payment of principal; (iii) failure to comply with covenants; (iv) failure to pay other indebtedness after final maturity or acceleration of other indebtedness exceeding a specified amount; (v) certain events of bankruptcy; (vi) judgment for payment of money exceeding a specified aggregate amount; and (vii) voidance of subsidiary guarantees, subject to grace periods where applicable. If an event of default occurs and is continuing, our debt could become immediately due and payable.
          At June 30, 2010, we were in compliance with our financial debt covenants.

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(12) Commitments and Contingencies
          The following table summarizes our expected contractual cash commitments as of June 30, 2010:

	Remaining
(in thousands)	2010	2011	2012	2013	2014	Thereafter	Total

Long-term debt obligations	$4,586	$2,748	$27	$1,304,250	$555,260	$-	$1,866,871
Cash interest payments	99,933	199,461	199,365	169,791	38,756	-	707,306
Lease obligations	14,517	9,641	5,983	3,633	3,108	2,041	38,923
Satellite and transmission	31,975	2,826	-	-	-	8,635	43,436
Programming and content	31,410	111,131	101,020	20,683	10,350	4,000	278,594
Satellite performance incentive payments	2,229	4,695	5,030	5,392	5,784	37,048	60,178
Marketing and distribution	8,643	9,271	9,034	3,000	3,000	1,500	34,448
Other	1,162	412	70	1	-	-	1,645

Total	$194,455	$340,185	$320,529	$1,506,750	$616,258	$53,224	$3,031,401

          Long-term debt obligations. Long –term debt obligations include principal payments on outstanding debt and capital lease obligations. Included in the chart above is the aggregate principal balance of $5,260 of the 9.75% Notes. The 9.75% Notes, originally scheduled to mature in 2014, were called for redemption in August 2010 and will be redeemed on August 16, 2010. The table above continues to reflect the contractual payments of interest and principal for these notes.
          Cash interest payments. Cash interest payments include interest due on outstanding debt through maturity.
          Satellite and transmission. We have entered into agreements with third parties to operate and maintain the off-site satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater network. We have also entered into various agreements to design and construct satellites for use in our systems. Space Systems/Loral has constructed a fifth satellite, XM-5, for use in our system. In October 2009, SIRIUS entered into an agreement with ILS to secure a satellite launch for XM-5 on a Proton rocket.
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
          Satellite incentive payments. Boeing Satellite Systems International, Inc., the manufacturer of our four in-orbit satellites, may be entitled to future in-orbit performance payments with respect to two of our four satellites. As of June 30, 2010, we have accrued $28,575 related to contingent in-orbit performance payments for XM-3 and XM-4 based on expected operating performance over their fifteen year design life. Boeing may also be entitled to an additional $10,000 if XM-4 continues to operate above baseline specifications during the five years beyond the satellite’s fifteen year design life.
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

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2010

			XM	XM 1500	XM			Consolidated
	XM Satellite	XM Radio	Equipment	Eckington	Investment	Other		XM Satellite
(in thousands)	Radio Inc.	Inc.	Leasing LLC	LLC	LLC	Subsidiaries	Eliminations	Radio Inc.
Revenue	$370,335	$-	$-	$2,580	$334	$-	$(2,899)	$370,350

Cost of services	122,393	-	-	-	-	-	-	122,393
Subscriber acquisition costs	38,796	-	-	-	-	-	-	38,796
Sales and marketing	27,506	-	-	-	-	-	-	27,506
Engineering, design and development	4,992	-	-	-	-	-	(1)	4,991
General and administrative	30,222	-	10	290	72	-	(2,203)	28,391
Depreciation and amortization	35,808	-	-	507	103	-	-	36,418
Restructuring, impairments and related costs	702	-	-	-	-	-	-	702

Total operating expenses	260,419	-	10	797	175	-	(2,204)	259,197

Income (loss) from operations	109,916	-	(10)	1,783	159	-	(695)	111,153
Other income (expense):
Interest expense, net of amounts capitalized	(42,394)	-	-	-	-	-	(14,487)	(56,881)
Loss on extinguishment of debt and credit facilities, net	(4,617)	-	-	-	-	-	-	(4,617)
Gain (loss) on change in value of embedded derivative	(11,311)	-	-	-	-	-	-	(11,311)
Interest and investment income (loss)	4,119	-	-	-	-	(168)	(6,232)	(2,281)
Other income (expense)	(20,090)	47,331	2,826	-	-	14,732	(44,661)	138

Net income (loss) before income taxes	35,623	47,331	2,816	1,783	159	14,564	(66,075)	36,201
Benefit from (provision for) income taxes	62	(578)	-	-	-	-	-	(516)

Net income (loss)	$35,685	$46,753	$2,816	$1,783	$159	$14,564	$(66,075)	$35,685

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009

			XM
			Equipment	XM 1500	XM			Consolidated
	XM Satellite	XM Radio	Leasing	Eckington	Investment	Other		XM Satellite
(in thousands)	Radio Inc.	Inc.	LLC	LLC	LLC	Subsidiaries	Eliminations	Radio Inc.

Revenue	$306,832	$-	$-	$2,566	$332	$-	$(2,899)	$306,831

Cost of services	120,333	-	9	-	-	-	107	120,449
Subscriber acquisition costs	22,226	-	-	-	-	-	-	22,226
Sales and marketing	26,797	-	-	-	-	-	-	26,797
Engineering, design and development	6,631	-	-	-	-	-	-	6,631
General and administrative	36,608	-	-	334	87	-	(2,308)	34,721
Depreciation and amortization	45,999	-	3,441	507	102	-	-	50,049
Restructuring, impairments and related costs	26,586	-	-	-	-	-	-	26,586

Total operating expenses	285,180	-	3,450	841	189	-	(2,201)	287,459

Income (loss) from operations	21,652	-	(3,450)	1,725	143	-	(698)	19,372
Other income (expense):
Interest expense, net of amounts capitalized	(87,925)	-	-	-	-	-	-	(87,925)
Loss on extinguishment of debt and credit facilities, net	(107,450)	-	-	-	-	-	-	(107,450)
Gain (loss) on change in value of embedded derivative	(19,799)	-	-	-	-	-	-	(19,799)
Interest and investment income (loss)	6,066	-	-	-	-	-	(2,329)	3,737
Other income (expense)	(3,770)	43,686	2,903	-	-	14,445	(56,425)	839

Net income (loss) before income taxes	(191,226)	43,686	(547)	1,725	143	14,445	(59,452)	(191,226)
Benefit from (provision for) income taxes	(578)	(578)	-	-	-	-	578	(578)

Net income (loss)	$(191,804)	$43,108	$(547)	$1,725	$143	$14,445	$(58,874)	$(191,804)

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

			XM
			Equipment	XM 1500	XM			Consolidated
	XM Satellite	XM Radio	Leasing	Eckington	Investment	Other		XM Satellite
(in thousands)	Radio Inc.	Inc.	LLC	LLC	LLC	Subsidiaries	Eliminations	Radio Inc.
Revenue	$723,574	$—	$—	$5,163	$664	$—	$(5,797)	$723,604

Cost of services	239,256	3	—	—	—	—	—	239,259
Subscriber acquisition costs	71,017	—	—	—	—	—	—	71,017
Sales and marketing	53,557	—	—	—	—	—	—	53,557
Engineering, design and development	10,223	—	—	—	—	—	—	10,223
General and administrative	58,422	185	12	567	145	—	(4,403)	54,928
Depreciation and amortization	72,667	—	—	1,015	205	—	—	73,887
Restructuring, impairments and related costs	702	—	—	—	—	—	—	702

Total operating expenses	505,844	188	12	1,582	350	—	(4,403)	503,573

Income (loss) from operations	217,730	(188)	(12)	3,581	314	—	(1,394)	220,031

Other income (expense):
Interest expense, net of amounts capitalized	(116,880)	—	—	—	—	—	—	(116,880)
Loss on extinguishment of debt and credit facilities, net	(4,625)	—	—	—	—	—	—	(4,625)
Gain (loss) on change in value of embedded derivative	(48,603)	—	—	—	—	—	—	(48,603)
Interest and investment income (loss)	4,118	—	—	—	—	(168)	(7,854)	(3,904)
Other income (expense)	(5,410)	93,369	5,650	—	—	29,135	(121,277)	1,467

Net income (loss) before income taxes	46,330	93,181	5,638	3,581	314	28,967	(130,525)	47,486
Benefit from (provision for) income taxes	11	(1,156)	—	—	—	—	—	(1,145)

Net income (loss)	$46,341	$92,025	$5,638	$3,581	$314	$28,967	$(130,525)	$46,341

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

			XM
			Equipment	XM 1500	XM			Consolidated
	XM Satellite	XM Radio	Leasing	Eckington	Investment	Other		XM Satellite
(in thousands)	Radio Inc.	Inc.	LLC	LLC	LLC	Subsidiaries	Eliminations	Radio Inc.
Revenue	$609,065	$—	$—	$5,135	$664	$—	$(5,800)	$609,064

Cost of services	249,811	—	18	—	—	—	214	250,043
Subscriber acquisition costs	48,475	—	—	—	—	—	—	48,475
Sales and marketing	58,510	—	—	—	—	—	—	58,510
Engineering, design and development	11,383	—	—	—	—	—	—	11,383
General and administrative	70,270	—	—	646	172	—	(4,616)	66,472
Depreciation and amortization	98,288	—	5,440	908	239	—	—	104,875
Restructuring, impairments and related costs	26,586	—	—	—	—	—	—	26,586

Total operating expenses	563,323	—	5,458	1,554	411	—	(4,402)	566,344

Income (loss) from operations	45,742	—	(5,458)	3,581	253	—	(1,398)	42,720

Other income (expense):
Interest expense, net of amounts capitalized	(155,840)	—	—	—	—	—	—	(155,840)
Loss on extinguishment of debt and credit facilities, net	(108,076)	—	—	—	—	—	—	(108,076)
Gain (loss) on change in value of embedded derivative	(78,003)	—	—	—	—	—	—	(78,003)
Interest and investment income (loss)	(2,672)							(2,672)
Other income (expense)	(1,796)	86,740	5,804	—	—	28,893	(118,415)	1,226

Net income (loss) before income taxes	(300,645)	86,740	346	3,581	253	28,893	(119,813)	(300,645)
Benefit from (provision for) income taxes	(1,156)	(1,156)	—	—	—	—	1,156	(1,156)

Net income (loss)	$(301,801)	$85,584	$346	$3,581	$253	$28,893	$(118,657)	$(301,801)

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF JUNE 30, 2010

			XM	XM 1500	XM			Consolidated
	XM Satellite		Equipment	Eckington	Investment	Other		XM Satellite
(in thousands)	Radio Inc.	XM Radio Inc.	Leasing LLC	LLC	LLC	Subsidiaries	Eliminations	Radio Inc.
Current assets:
Cash and cash equivalents	$87,790	$-	$-	$7,187	$997	$-	$-	$95,974
Accounts receivable, net	73,379	-	-	-	-	-	-	73,379
Due from subsidiaries/affiliates	68,200	878,137	69,726	52,689	6,054	806,677	(1,881,483)	-
Inventory, net	5,426	-	-	-	-	-	-	5,426
Prepaid expenses	148,337	-	-	-	-	-	-	148,337
Related party current assets	1,593	-	-	-	-	-		1,593
Deferred tax asset	70,382	-	-	-	-	-	-	70,382
Other current assets	5,139	-	64	278	-	-	605	6,086

Total current assets	460,246	878,137	69,790	60,154	7,051	806,677	(1,880,878)	401,177

Property and equipment, net	789,460	-	-	56,141	12,315	-	-	857,916
Investment in subsidiaries/affiliates	3,121,866	-	-	-	-	-	(3,121,866)	-
Restricted investments	250	-	-	-	-	-	-	250
Deferred financing fees, net	65,139	-	-	-	-	-	-	65,139
Intangible assets, net	577,347	2,000,000	-	-	-	-	-	2,577,347
Related party long-term assets	28,221	-	-	-	-	-	-	28,221
Other long-term assets	76,462	-	-	2,018	-	-	-	78,480

Total assets	$5,118,991	$2,878,137	$69,790	$118,313	$19,366	$806,677	$(5,002,744)	$4,008,530

Current liabilities:
Accounts payable and accrued expenses	$273,469	$-	$111	$290	$72	$-	$(49,928)	$224,014
Accrued interest	43,826	-	-	-	-	-	-	43,826
Due to subsidiaries/affiliates	1,752,779	-	-	5,187	-	3,417	(1,761,383)	-
Current portion of deferred revenue	558,424	-	-	-	-	-	-	558,424
Current portion of deferred credit on executory contracts	263,998	-	-	-	-	-	-	263,998
Current maturities of long-term debt	6,858	-	-	-	-	-	-	6,858
Related party current liabilities	150,377	4,522	268	1,550	661	-	(66,476)	90,902

Total current liabilities	3,049,731	4,522	379	7,027	733	3,417	(1,877,787)	1,188,022
Deferred revenue	151,386	-	-	-	-	-	-	151,386
Deferred credit on executory contracts	647,691	-	-	-	-	-	-	647,691
Long-term debt	1,456,873	-	-	-	-	-	-	1,456,873
Long-term related party debt	159,674	-	-	-	-	-	-	159,674
Deferred tax liability	166,632	755,654	-	-	-	-	-	922,286
Related party long-term liability	26,655	-	-	-	-	-	-	26,655
Other long-term liabilities	43,175	-	-	(1,315)	-	-	(3,090)	38,770

Total liabilities	5,701,817	760,176	379	5,712	733	3,417	(1,880,877)	4,591,357

Commitments and contingencies
Stockholder’s equity (deficit):
Capital stock	-	-	-	-	-	-	-	-
Accumulated other comprehensive loss	(5,987)	-	-	-	-	-	-	(5,987)
Additional paid-in-capital	6,060,659	1,781,641	57,853	99,348	17,615	691,811	(2,648,267)	6,060,660
Retained earnings (deficit)	(6,637,498)	336,320	11,558	13,253	1,018	111,449	(473,600)	(6,637,500)

Total stockholder’s equity (deficit)	(582,826)	2,117,961	69,411	112,601	18,633	803,260	(3,121,867)	(582,827)

Total liabilities and stockholder’s equity (deficit)	$5,118,991	$2,878,137	$69,790	$118,313	$19,366	$806,677	$(5,002,744)	$4,008,530

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

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF STOCKHOLDER’S DEFICIT AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

	XM Satellite		XM Equipment	XM 1500	XM Investment	Other		Consolidated XM
(in thousands)	Radio Inc.	XM Radio Inc.	Leasing LLC	Eckington LLC	LLC	Subsidiaries	Eliminations	Satellite Radio Inc.
Balance at December 31, 2009	$(629,761)	$2,025,936	$63,773	$109,020	$18,319	$774,293	$(2,991,342)	$(629,762)
Net income (loss)	46,341	92,025	5,638	3,581	314	28,967	(130,525)	46,341
Other comprehensive loss:
Unrealized gain on available-for-sale securities	469	-	-	-	-	-	-	469
Foreign currency translation adjustment	125	-	-	-	-	-	-	125

Comprehensive income (loss)	46,935	92,025	5,638	3,581	314	28,967	(130,525)	46,935

Balance at June 30, 2010	$(582,826)	$2,117,961	$69,411	$112,601	$18,633	$803,260	$(3,121,867)	$(582,827)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

			XM
			Equipment	XM 1500				Consolidated
	XM Satellite	XM Radio	Leasing	Eckington	XM Investment	Other		XM Satellite
(in thousands)	Radio Inc.	Inc.	LLC	LLC	LLC	Subsidiaries	Eliminations	Radio Inc.
Net cash provided by (used in) operating activities	$111,835	$-	$(16)	$1,572	$111	$-	$-	$113,502

Cash flows from investing activities:
Additions to property and equipment	(118,474)	-	-	-	-	-	-	(118,474)
Sale of restricted and other investments	9,450	-	-	-	-	-	-	9,450

Net cash (used in) provided by investing activities	(109,024)	-	-	-	-	-	-	(109,024)

Cash flows from financing activities:
Repayment of long-term borrowings	(120,659)	-	-	-	-	-	-	(120,659)

Net cash provided by (used in) financing activities	(120,659)	-	-	-	-	-	-	(120,659)

Net increase (decrease) in cash and cash equivalents	(117,848)	-	(16)	1,572	111	-	-	(116,181)
Cash and cash equivalents at beginning of period	205,638	-	16	5,615	886	-	-	212,155

Cash and cash equivalents at end of period	$87,790	$-	$-	$7,187	$997	$-	$-	$95,974

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

			XM
			Equipment					Consolidated
	XM Satellite	XM Radio	Leasing	XM 1500	XM Investment	Other		XM Satellite
(in thousands)	Radio Inc.	Inc.	LLC	Eckington LLC	LLC	Subsidiaries	Eliminations	Radio Inc.
Net cash provided by (used in) operating activities	$99,195	$-	$1	$1,869	$339	$-	$-	$101,404

Cash flows from investing activities:
Additions to property and equipment	(4,121)	-	-	-	-	-	-	(4,121)

Net cash used in investing activities	(4,121)	-	-	-	-	-	-	(4,121)

Cash flows from financing activities:
Long-term borrowings, net of costs	387,427	-	-	-	-	-	-	387,427
Related Party long-term borrowings, net of costs	95,093	-	-	-	-	-	-	95,093
Payment of premiums on redemption of debt	(16,572)	-	-	-	-	-	-	(16,572)
Repayment of long-term borrowings	(255,035)	-	-	-	-	-	-	(255,035)
Repayment of related party long-term borrow	(100,000)	-	-	-	-	-	-	(100,000)

Net cash used in financing activities	110,913	-	-	-	-	-	-	110,913

Net increase (decrease) in cash and cash equivalents	205,987	-	1	1,869	339	-	-	208,196
Cash and cash equivalents at beginning of period	205,861	-	15	760	104	-	-	206,740

Cash and cash equivalents at end of period	$411,848	$-	$16	$2,629	$443	$-	$-	$414,936

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (All dollar amounts referenced in this Item 2 are in thousands, unless otherwise stated.)
Special Note Regarding Forward-Looking Statements
          We have included in this Quarterly Report on Form 10-Q, and from time to time, our management may make statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Quarterly Report on Form 10-Q and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection” and “outlook.” For a discussion of other significant factors and risks that could affect our future results and financial condition, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and in Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2009.
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
          We have entered into a number of important content arrangements, including an agreement with Major League Baseball (“MLB”), which require us to pay substantial sums. Our agreement with MLB expires at the end of the 2012 MLB season. As these agreements expire, we may not be able to negotiate renewals of one or more of these agreements, or renew such agreements at costs that are acceptable to us. If we do not secure new programming arrangements with MLB, certain of our subscribers may elect to cancel or not to renew their subscriptions. We cannot quantify how many subscribers may cancel or elect not to renew their subscriptions if we fail to secure new programming arrangements with MLB; however, we have no reason to believe that any such subscriber loss will be material to our business or financial condition taken as a whole.
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
Executive Summary
          We broadcast our music, sports, news, talk, entertainment, traffic and weather channels in the United States on a subscription fee basis through our proprietary satellite radio system. Our system consists of four in-orbit satellites, over 650 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. Subscribers can also receive certain of our music and other channels over the Internet, including through an application on the Apple iPhone and Blackberry.

          On July 28, 2008 XM Satellite Radio Holdings Inc. (“XM Holdings”) merged with and into Vernon Merger Corporation, a wholly owned subsidiary of Sirius Satellite Radio Inc. (the “Merger”) and, as a result, XM Holdings became a wholly owned subsidiary of Sirius XM Radio Inc. (“SIRIUS”). In April 2010, XM Holdings merged with and into XM Satellite Radio Inc. (“XM”). XM was the surviving corporation of the merger, and as a result XM became a direct wholly-owned subsidiary of SIRIUS.
          Our satellite radios are primarily distributed through automakers (“OEMs”), nationwide through retail locations and through our website. We have agreements with major automakers to offer satellite radios as factory- or dealer-installed equipment in their vehicles. Our radios are also offered to customers of certain daily rental car companies.
          As of June 30, 2010, we had 10,057,380 subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers and dealers for prepaid subscriptions included in the sale or lease price of a vehicle; certain radios activated for daily rental fleet operators; certain subscribers to XM Radio Online, our Internet service; and certain subscribers to our weather, traffic and data services.
          Our primary source of revenue is subscription fees, with most of our customers subscribing on an annual, semi-annual, quarterly or monthly basis. We offer discounts for prepaid and long-term subscription plans as well as discounts for multiple subscriptions on our platform. We also derive revenue from activation and other subscription-related fees, the sale of advertising on select non-music channels, the direct sale of satellite radios, components and accessories, and other ancillary services, such as data and weather services.
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

Actual Results of Operations
          Set forth below are our results of operations for the three and six months ended June 30, 2010 compared with the three and six months ended June 30, 2009.
     Total Revenue
          Subscriber Revenue includes subscription fees, activation and other fees and the effects of rebates.
•	Three Months: For the three months ended June 30, 2010 and 2009, subscriber revenue was $312,892 and $291,859, respectively, an increase of 7%, or $21,033. The increase was primarily attributable to the 3% increase in daily weighted average subscribers, an increase in the sale of “Best of” programming, rate increases on multi-subscription and internet packages and a $11,209 decrease in the impact of purchase price accounting adjustments attributable to deferred subscriber revenues.

•	Six Months: For the six months ended June 30, 2010 and 2009, subscriber revenue was $617,903 and $579,324, respectively, an increase of 7%, or $38,579. The increase was primarily attributable to the 2% increase in daily weighted average subscribers, an increase in the sale of “Best of” programming, rate increases on multi-subscription and internet packages and a $22,931 decrease in the impact of purchase price accounting adjustments attributable to deferred subscriber revenues.
          Future subscriber revenue will be dependent, among other things, upon the growth of our subscriber base, conversion and churn rates, promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices and the identification of additional revenue streams from subscribers. The impact of purchase price accounting adjustments attributable to deferred subscriber revenues will continue to decline in absolute amount and as a percentage of reported total subscriber revenues through 2013 as balances are earned over the subscription periods.
          Advertising Revenue includes the sale of advertising on our non-music channels, net of agency fees. Agency fees are based on a stated percentage per the advertising agreement applied to gross billing revenue.
•	Three Months: For the three months ended June 30, 2010 and 2009, advertising revenue was $5,022 and $4,807, respectively, which represents an increase of 4%, or $215. The increase was primarily due to more effective sales efforts and improvements in the national advertising market.

•	Six Months: For the six months ended June 30, 2010 and 2009, advertising revenue was $9,116 and $9,328, respectively, which represents a decrease of 2%, or $212. The decrease was due to the expiration of a long-term contract, partially offset by more effective sales efforts and improvements in the national advertising market.
          Our advertising revenue is subject to fluctuation based on the national economic environment. We expect advertising revenue to grow as our subscribers increase and the economy improves.
          Equipment Revenue includes revenue and royalties from the sale of radios, components and accessories.
•	Three Months: For the three months ended June 30, 2010 and 2009, equipment revenue was $13,959 and $6,107, respectively, which represents an increase of 129%, or $7,852. The increase was driven by royalties from increased OEM installations.

•	Six Months: For the six months ended June 30, 2010 and 2009, equipment revenue was $24,217 and $12,024, respectively, which represents an increase of 101%, or $12,193. The increase was driven by royalties from increased OEM installations.
          We expect equipment revenue to fluctuate based on the volume and mix of equipment sales in our direct to consumer business and OEM installations for which we receive royalty payments for our technology.
          Other Revenue includes the U.S. Music Royalty Fee, revenue from affiliates, content licensing fees and syndication fees.
•	Three Months: For the three months ended June 30, 2010 and 2009, other revenue was $38,477 and $4,058, respectively. The increase was primarily due to the introduction of the U.S. Music Royalty Fee in the third quarter of 2009.

•	Six Months: For the six months ended June 30, 2010 and 2009, other revenue was $72,368 and $8,388, respectively. The increase was primarily due to the introduction of the U.S. Music Royalty Fee in the third quarter of 2009.
          We expect other revenue to increase as subscribers become subject to the U.S. Music Royalty Fee at subscription renewal dates, as our subscriber base grows and as revenues from affiliates increase. The FCC’s order approving the Merger allows us to pass through cost increases incurred since the filing of our FCC merger application as a result of statutorily or contractually required payments to the music, recording and publishing industries for the performance of musical works and sound recordings or for device recording fees.
     Operating Expenses
          Revenue Share and Royalties include distribution and content provider revenue share, residuals and broadcast and web streaming royalties. Residuals are monthly fees paid based upon the number of subscribers using radios purchased from retailers. Advertising revenue share is recorded to revenue share and royalties in the period in which the advertising is broadcast.
•	Three Months: For the three months ended June 30, 2010 and 2009, revenue share and royalties were $45,870 and $46,405, respectively, which represents a decrease of 1%, or $535. The decrease was primarily attributable to a decrease in the revenue sharing rate with an automaker and a $4,577 increase in the benefit to earnings from the amortization of deferred credits on executory contracts initially recognized in purchase price accounting, partially offset by an increase in our revenues and the statutory royalty rate for the performance of sound recordings.

•	Six Months: For the six months ended June 30, 2010 and 2009, revenue share and royalties were $88,851 and $96,021, respectively, which represents a decrease of 7%, or $7,170. The decrease was primarily attributable to a decrease in the revenue sharing rate with an automaker and a $9,137 increase in the benefit to earnings from the amortization of deferred credits on executory contracts initially recognized in purchase price accounting, partially offset by an increase in our revenues and the statutory royalty rate for the performance of sound recordings.
          We expect these costs to increase as our revenues grow, as we expand our distribution of our radios through automakers, and as a result of statutory increases in the royalty rate for the performance of sound recordings. Under the terms of the Copyright Royalty Board’s decision, we paid royalties of 6.5% and 7.0% of gross revenues, subject to certain exclusions, for 2009 and 2010, respectively, and will pay royalties of 7.5% and 8.0% for 2011 and 2012, respectively. Our next rate setting proceeding before the Copyright Royalty Board is scheduled to commence in January 2011 and the results of that proceeding may have an impact on our results of operations. The deferred credits on executory contracts initially recognized in purchase price accounting are expected to provide increasing benefits to revenue share and royalties through the expiration of the executory contracts, principally in 2012 and 2013.
          Programming and Content includes costs to acquire, create and produce content and on-air talent costs. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees, share advertising revenue, purchase advertising on media properties owned or controlled by the licensor and pay other guaranteed amounts. Purchased advertising is recorded as a sales and marketing expense and the cost of sharing advertising revenue is recorded as revenue share and royalties in the period in which the advertising is broadcast.
•	Three Months: For the three months ended June 30, 2010 and 2009, programming and content expenses were $27,469 and $27,893, respectively, which represents a decrease of 2%, or $424. The decrease was primarily due to savings in content agreements, partially offset by a $3,999 reduction in the benefit to earnings from purchase price accounting adjustments attributable to the amortization of the deferred credit on programming executory contracts.

•	Six Months: For the six months ended June 30, 2010 and 2009, programming and content expenses were $55,743 and $56,542, respectively, which represents a decrease of 1%, or $799. The decrease was primarily due to savings in content agreements and production costs, partially offset by increases in personnel costs, general operating expenses and a $7,742 reduction in the benefit to earnings from purchase price accounting adjustments attributable to the amortization of the deferred credit on programming executory contracts.
          Our programming and content expenses, excluding share-based payment expense, are expected to decrease as various agreements expire and are renewed or replaced on more cost effective terms. The impact of purchase price accounting adjustments attributable to the amortization of the deferred credit on programming executory contracts will continue to decline, in absolute amount and as a percentage of reported programming and content, through 2013 as programming contracts expire, principally in 2012 and 2013. Our agreements with third-party content providers are subject to contractual expiration dates. We may or may not be able to negotiate renewals of these agreements on cost effective terms or at all. See “Special Note Regarding Forward-Looking Statements” for a discussion of these risks.

          Customer Service and Billing includes costs associated with the operation of third party customer service centers and our subscriber management systems as well as bad debt expense.
•	Three Months: For the three months ended June 30, 2010 and 2009, customer service and billing expenses were $32,852 and $31,347, respectively, which represents an increase of 5%, or $1,505. The increase was primarily due to higher call volumes, partially offset by lower call center expenses as a result of moving calls to lower cost locations.

•	Six Months: For the six months ended June 30, 2010 and 2009, customer service and billing expenses were $62,208 and $65,105, respectively, which represents a decrease of 4%, or $2,897. The decrease was primarily due to lower call center expenses as a result of moving calls to lower cost locations.
          We expect our customer care and billing expenses to decrease on a per subscriber basis due to volume efficiencies, but increase overall as our subscriber base grows due to increased call center operating costs, transaction fees and bad debt expense.
          Satellite and Transmission consists of costs associated with the operation and maintenance of our satellites; satellite telemetry, tracking and control system; terrestrial repeater network; satellite uplink facility; and broadcast studios.
•	Three Months: For the three months ended June 30, 2010 and 2009, satellite and transmission expenses were $11,732 and $11,362, respectively, which represents an increase of 3%, or $370. The increase was primarily due to increased satellite insurance expense, partially offset by savings in personnel costs, consulting expenses and repeater maintenance expenses.

•	Six Months: For the six months ended June 30, 2010 and 2009, satellite and transmission expenses were $23,487 and $25,468, respectively, which represents a decrease of 8%, or $1,981. The decrease was primarily due to savings in personnel costs, consulting expenses and repeater maintenance expenses, partially offset by increased satellite insurance expense.
          We expect satellite and transmission expenses, excluding share-based payment expense, to increase as we add XM-5 to our in-orbit satellite fleet and continue to enhance our terrestrial repeater network.
          Cost of Equipment includes costs from the sale of our radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channel.
•	Three Months: For the three months ended June 30, 2010 and 2009, cost of equipment was $4,470 and $3,442, respectively, which represents an increase of 30%, or $1,028. The increase was primarily due to higher inventory reserves.

•	Six Months: For the six months ended June 30, 2010 and 2009, cost of equipment was $8,970 and $6,907, respectively, which represents an increase of 30%, or $2,063. The increase was primarily due to increased component sales to manufacturers and distributors and higher inventory reserves.
          We expect cost of equipment to vary with changes in sales, inventory, and inventory valuations.
          Subscriber Acquisition Costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include our radio and a prepaid subscription to our service in the sale or lease price of a vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios; commissions paid to retailers and automakers as incentives to purchase, install and activate our radios; product warranty obligations; and provisions for inventory allowance attributable to inventory consumed in our OEM and retail distribution channels. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with; acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of our radios and revenue share payments to automakers and retailers of our radios.
•	Three Months: For the three months ended June 30, 2010 and 2009, subscriber acquisition costs were $38,796 and $22,226, respectively, which represents an increase of 75%, or $16,570. The increase was primarily due to a 32% increase in gross subscriber additions and a 106% increase in OEM production with factory-installed satellite radios associated with the automotive industry recovery, offset by a $6,963 increase in the benefit to earnings from the amortization of the deferred credit for executory contracts recognized in purchase price accounting.

•	Six Months: For the six months ended June 30, 2010 and 2009, subscriber acquisition costs were $71,017 and $48,475, respectively, which represents an increase of 47%, or $22,542. The increase was primarily due to a 23% increase in gross subscriber additions and a 99% increase in OEM production with factory-installed satellite radios associated with the automotive industry recovery, offset by an $13,987 increase in the benefit to earnings from the amortization of the deferred credit for executory contracts recognized in purchase price accounting.
          We expect total subscriber acquisition costs to fluctuate as increases or decreases in OEM installations, which are primarily driven by manufacturing and penetration rates, and changes in our gross subscriber additions are accompanied by continuing declines in the costs of subsidized components of our radios. The impact of purchase price accounting adjustments attributable to the amortization of the deferred credit for subscriber acquisition executory contracts will vary, in absolute amount and as a percentage of reported subscriber acquisition costs, through the expiration of the contracts, principally in 2013. We intend to continue to offer subsidies, commissions and other incentives to acquire subscribers.
          Sales and Marketing includes costs for advertising, media and production, including promotional events and sponsorships; cooperative marketing; customer retention and personnel. Cooperative marketing costs include fixed and variable payments to reimburse retailers and automakers for the cost of advertising and other product awareness activities.
•	Three Months: For the three months ended June 30, 2010 and 2009, sales and marketing expenses were $27,506 and $26,797, respectively, which represents an increase of 3%, or $709. The increase was primarily due to additional cooperative marketing and personnel costs, partially offset by reductions in consumer advertising, event marketing and third party distribution support expenses.

•	Six Months: For the six months ended June 30, 2010 and 2009, sales and marketing expenses were $53,557 and $58,510, respectively, which represents a decrease of 8%, or $4,953. The decrease was primarily due to reductions in consumer advertising, event marketing and third party distribution support expenses, partially offset by additional cooperative marketing and personnel costs.
          We expect sales and marketing expenses, excluding share-based payment expense, to increase as we increase our advertising, retention and promotional activities.
          Engineering, Design and Development includes costs to develop chip sets and new products, research and development for broadcast information systems and costs associated with the incorporation of our radios into vehicles manufactured by automakers.
•	Three Months: For the three months ended June 30, 2010 and 2009, engineering, design and development expenses were $4,991 and $6,631, respectively, which represents a decrease of 25%, or $1,640. The decrease was primarily due to savings in personnel costs.

•	Six Months: For the six months ended June 30, 2010 and 2009, engineering, design and development expenses were $10,223 and $11,383, respectively, which represents a decrease of 10%, or $1,160. The decrease was primarily due to savings in personnel costs.
          We expect engineering, design and development expenses, excluding share-based payment expense, to increase in future periods as we develop our next generation chip sets and products.
          General and Administrative includes rent and occupancy, finance, legal, human resources, information technology and investor relations costs.
•	Three Months: For the three months ended June 30, 2010 and 2009, general and administrative expenses were $28,391 and $34,721, respectively, which represents a decrease of 18%, or $6,330. The decrease was primarily due to lower share-based payment expense, consulting, accounting and office costs, partially offset by increased personnel and legal costs.

•	Six Months: For the six months ended June 30, 2010 and 2009, general and administrative expenses were $54,928 and $66,472, respectively, which represents a decrease of 17%, or $11,544. The decrease was primarily due to lower share-based payment expense, consulting, accounting and office costs, partially offset by increased personnel and legal costs.
          We do not expect significant changes in future total general and administrative expenses.
          Depreciation and Amortization represents the systematic recognition in earnings of the acquisition cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.

•	Three Months: For the three months ended June 30, 2010 and 2009, depreciation and amortization expense was $36,418 and $50,049, respectively, which represents an decrease of 27%, or $13,631. The decrease was primarily due to a $13,916 reduction in the charge to earnings attributable to the satellite constellation and subscriber relationships, partially offset by additional depreciation recognized on building improvements.

•	Six Months: For the six months ended June 30, 2010 and 2009, depreciation and amortization expense was $73,887 and $104,875, respectively, which represents a decrease of 30%, or $30,988. The decrease was primarily due to a $26,114 reduction in the charge to earnings attributable to the satellite constellation and subscriber relationships, partially offset by additional depreciation recognized on assets placed in-service subsequent to the Merger.
          We expect depreciation and amortization expenses to increase in future periods as we complete the construction and launch satellites, which will be partially offset by reductions in the depreciation and amortization associated with the stepped-up basis in assets (including intangible assets, satellites, property and equipment) through the end of their estimated service lives, principally through 2017.
     Other Income (Expense)
          Interest Expense, Net of Amounts Capitalized, includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of our satellites and launch vehicles.
•	Three Months: For the three months ended June 30, 2010 and 2009, interest expense was $56,881 and $87,925, respectively, which represents a decrease of 35%, or $31,044. The decrease was primarily due to decreases in the interest rates on our outstanding debt in the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and the redemption of XM’s 10% Senior PIK Secured Notes due 2011 on June 1, 2010.

•	Six Months: For the six months ended June 30, 2010 and 2009, interest expense was $116,880 and $155,840, respectively, which represents a decrease of 25%, or $38,960. The decrease was primarily due to decreases in the interest rates on our outstanding debt in the six months ended June 30, 2010 compared to the six months ended June 30, 2009 and the redemption of XM’s 10% Senior PIK Secured Notes due 2011 on June 1, 2010.
          Loss on Extinguishment of Debt and Credit Facilities, Net, includes losses incurred as a result of the conversion and retirement of certain debt.
•	Three Months: For the three months ended June 30, 2010 and 2009, loss on extinguishment of debt and credit facilities, net, was $4,617 and $107,450, respectively, which represents a decrease of 96%, or $102,833. During the three months ended June 30, 2010, the loss was incurred on the repayment of our 10% Senior PIK Secured Notes due 2011. During the three months ended June 30, 2009, the loss was incurred on the repayment of our Amended and Restated Credit Agreement due 2011 and the termination of our Second Lien Credit Agreement.

•	Six Months: For the six months ended June 30, 2010 and 2009, loss on extinguishment of debt and credit facilities, net, was $4,625 and $108,076, respectively, which represents a decrease of 96%, or $103,451. During the six months ended June 30, 2010, the loss was incurred on the repayment of our 10% Senior PIK Secured Notes due 2011. During the six months ended June 30, 2009, the loss was incurred on the repayment of our Amended and Restated Credit Agreement due 2011 and the termination of our Second Lien Credit Agreement.
          Loss on change in value of embedded derivative. We are required to account for the conversion feature of our exchangeable debt, which is exchangeable into SIRIUS common stock, separately and recognize the changes in the fair value of these embedded derivatives in earnings. The fair value of the derivative will be impacted by the value of the underlying SIRIUS common shares.
•	Three Months: For the three months ended June 30, 2010 and 2009, we recorded a loss on change in value of embedded derivative of $11,311 and $19,799, respectively, a decrease of 43%, or $8,488. As a result of the Merger, we recorded derivative liabilities reflecting the fair value of the embedded derivative as of the Merger date. During the three months ended June 30, 2010 and 2009, the SIRIUS stock price increased resulting in an increased fair value and a loss on the change in value of the derivative. Because the change in the stock price during the three months ended June 30, 2010 was less than the change in the stock price during the three months ended June 30, 2009, we recorded a smaller loss.

•	Six Months: For the six months ended June 30, 2010 and 2009, we recorded a loss on change in value of embedded derivative of $48,603 and $78,003, respectively, a decrease of 38%, or $29,400. As a result of the Merger, we recorded derivative liabilities reflecting the fair value of the embedded derivative as of the Merger date. During the six months ended June 30, 2010 and 2009, the SIRIUS stock price increased resulting in an increased fair value and a loss on the change in value of the derivative. Because the change in the stock price during the six months ended June 30, 2010 was less than the change in the stock price during the six months ended June 30, 2009, we recorded a smaller loss.
          Interest and Investment Income (Loss) includes realized gains and losses, dividends, interest income, our share of XM Canada’s net income (loss) and losses recorded from our investment in XM Canada when the fair value was determined to be other than temporary.
•	Three Months: For the three months ended June 30, 2010 and 2009, interest and investment (loss) income was ($2,281) and $3,737, respectively, which represents a decrease in income of 161%, or $6,018. The decrease in income was primarily attributable to higher net losses at XM Canada during the three months ended June 30, 2010.

•	Six Months: For the six months ended June 30, 2010 and 2009, interest and investment loss was $3,904 and $2,672, respectively, which represents an increase of 46%, or $1,232. The increase was primarily attributable to higher net losses at XM Canada during the six months ended June 30, 2010 and an impairment charge recorded during the six months ended June 30, 2009.
     Income Taxes
          Income Tax Expense represents the recognition of a deferred tax liability related to the difference in accounting for our FCC licenses, which are amortized over 15 years for tax purposes but not amortized for book purposes in accordance with GAAP.
•	Three Months: For the three months ended June 30, 2010 and 2009, income tax expense was $516 and $578, respectively, which represents a decrease of 11%, or $62.

•	Six Months: For the six months ended June 30, 2010 and 2009, income tax expense was $1,145 and $1,156, respectively, which represents a decrease of 1%, or $11.

Subscriber Data
          The following table contains actual subscriber data for the three and six months ended June 30, 2010 and 2009, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Beginning subscribers	9,787,034	9,656,062	9,749,100	9,850,741
Gross subscriber additions	998,426	754,727	1,794,781	1,455,676
Deactivated subscribers	(728,080)	(768,989)	(1,486,501)	(1,664,617)

Net additions	270,346	(14,262)	308,280	(208,941)

Ending subscribers	10,057,380	9,641,800	10,057,380	9,641,800

Retail	3,441,647	3,952,790	3,441,647	3,952,790
OEM	6,478,507	5,602,687	6,478,507	5,602,687
Rental	137,226	86,323	137,226	86,323

Ending subscribers	10,057,380	9,641,800	10,057,380	9,641,800

Self-pay	9,234,628	8,921,031	9,234,628	8,921,031
Paid promotional	822,752	720,769	822,752	720,769

Ending subscribers	10,057,380	9,641,800	10,057,380	9,641,800

Retail	(65,927)	(169,892)	(217,857)	(366,842)
OEM	317,954	161,526	490,359	159,963
Rental	18,319	(5,896)	35,778	(2,062)

Net additions	270,346	(14,262)	308,280	(208,941)

Self-pay	183,414	(70,147)	194,606	(174,548)
Paid promotional	86,932	55,885	113,674	(34,393)

Net additions	270,346	(14,262)	308,280	(208,941)

Daily weighted average number of subscribers	9,896,520	9,628,373	9,827,267	9,677,490

Average self-pay monthly churn (1)	1.8%	2.0%	1.9%	2.1%

Conversion rate (2)	47.2%	47.1%	46.3%	47.2%

Note: See pages 42 through 48 for footnotes.
          Subscribers. At June 30, 2010, we had 10,057,380 subscribers, an increase of 415,580 subscribers, or 4%, from the 9,641,800 subscribers as of June 30, 2009.
•	Three Months: For the three months ended June 30, 2010 and 2009, net additions were 270,346 and (14,262), respectively, an increase in net additions of 284,608. Net additions in our OEM channel increased 156,428 in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Net reductions in our retail channel decreased 103,965 in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The improvement in net additions was due to the 32% increase in gross subscriber additions, primarily resulting from an improvement in U.S. auto sales, and the 5% decline in deactivations resulting from improvements in the conversion rate in paid promotional trials and average self-pay monthly churn.

•	Six Months: For the six months ended June 30, 2010 and 2009, net additions were 308,280 and (208,941), respectively, an increase in net additions of 517,221. Net additions in our OEM channel increased 330,396 in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Net reductions in our retail channel decreased 148,985 in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The improvement in net additions was due to the 23% increase in gross subscriber additions primarily resulting from an improvement in U.S. auto sales, and the 11% decline in deactivations.

          Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the quarter by the average self-pay subscriber balance for the quarter. (See accompanying footnotes on pages 42 through 48 for more details.)
•	Three Months: For the three months ended June 30, 2010 and 2009, our average self-pay monthly churn rate was 1.8% and 2.0%, respectively. The decrease was due to an improving economy, the success of retention and win-back programs and reductions in non-pay cancellations.

•	Six Months: For the six months ended June 30, 2010 and 2009, our average self-pay monthly churn rate was 1.9% and 2.1%, respectively. The decrease was due to an improving economy, the success of retention and win-back programs and reductions in non-pay cancellations.
          Conversion Rate is the percentage of vehicle owners and lessees that convert to self-paying after an initial promotional period. (See accompanying footnotes on pages 42 through 48 for more details.)
•	Three Months: For the three months ended June 30, 2010 and 2009, our conversion rate was 47.2% and 47.1%, respectively.

•	Six Months: For the six months ended June 30, 2010 and 2009, our conversion rate was 46.3% and 47.2%, respectively. The decrease in conversion rate is primarily due to an increase in the mix of lower converting models in the six months ended June 30, 2010, compared to the six months ended June 30, 2009.

          The discussion of operating results below excludes the effects of stock-based compensation and purchase accounting adjustments associated with the Merger. Financial measures and metrics previously reported as “pro forma” have been renamed “adjusted.”
Adjusted Results of Operations
          In this report, we present certain financial performance measures that are not calculated and presented in accordance with generally accepted accounting principles in the United States of America (“Non-GAAP”). These Non-GAAP financial measures include: average monthly revenue per subscriber, or ARPU; subscriber acquisition cost, or SAC, per gross subscriber addition; customer service and billing expenses, per average subscriber; free cash flow; and adjusted EBITDA. These measures exclude the impact of certain purchase price accounting adjustments. We use these Non-GAAP financial measures to manage our business, set operational goals and as a basis for determining performance-based compensation for our employees.
          The purchase price accounting adjustments include the elimination of the benefit to earnings of deferred revenue associated with the investment in XM Canada, the recognition of subscriber revenues not recognized in purchase price accounting and the elimination of the earnings benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers. The purchase price accounting adjustments to EBITDA do not include the incremental depreciation and amortization for certain property, equipment and intangible assets reported on a stepped up basis.
          Our adjusted EBITDA also reallocates share-based payment expense from functional operating expense line items to a separate line within operating expenses. We believe the exclusion of share-based payment expense from operating expenses is useful given the significant variation in expense that can result from changes in the fair market value of Sirius’ common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our operating costs. Specifically, the exclusion of share-based payment expense in subscriber acquisition costs is important to understand the economic impact of the direct costs incurred to acquire subscribers and the effect over time as economies of scale are reached.
          We believe these Non-GAAP financial measures provide useful information to investors regarding our financial condition and results of operations. We believe investors find this Non-GAAP financial performance measure useful in evaluating our core trends because it provides a direct view of our underlying contractual costs. We believe investors use our current and projected adjusted EBITDA to estimate our current or prospective enterprise value and to make investment decisions. By providing these Non-GAAP financial measures, together with the reconciliations to the most directly comparable GAAP measure, we believe we are enhancing investors understanding of our business and our results of operations. These Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP. Please refer to the footnotes (pages 42 through 48) following our discussion of results of operations for the definitions of these Non-GAAP measures, a further discussion of the usefulness of such Non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure.
          The following tables contain our key operating metrics based on our adjusted results of operations for the three and six months ended June 30, 2010 and 2009, respectively (in thousands, except for per subscriber amounts):

	Unaudited Adjusted
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

ARPU (3)	$11.96	$10.80	$11.83	$10.69
SAC, per gross subscriber addition (4)	$50	$44	$52	$46
Customer service and billing expenses, per average subscriber (5)	$1.10	$1.07	$1.05	$1.11
Free cash flow (6)	$41,893	$59,781	$4,478	$97,283
Adjusted total revenue (8)	$376,149	$323,838	$736,182	$644,573
Adjusted EBITDA (7)	$97,155	$71,201	$195,545	$124,858

Note: See pages 42 through 48 for footnotes.
          ARPU is derived from total earned subscriber revenue, net advertising revenue and other subscription-related revenue, net of purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See accompanying footnotes on pages 42 through 48 for more details.)
•	Three Months: For the three months ended June 30, 2010 and 2009, total ARPU was $11.96 and $10.80, respectively. The increase was driven primarily by the introduction of the U.S. Music Royalty Fee in the third quarter of 2009, increased revenues from the sale of “Best of” programming and rate increases on multi-subscription and internet packages.

•	Six Months: For the six months ended June 30, 2010 and 2009, total ARPU was $11.83 and $10.69, respectively. The increase was driven primarily by the introduction of the U.S. Music Royalty Fee in the third quarter of 2009, increased revenues from the sale of “Best of” programming and rate increases on multi-subscription and internet packages.
          SAC, Per Gross Subscriber Addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of gross subscriber additions for the period. (See accompanying footnotes on pages 42 through 48 for more details.)
•	Three Months: For the three months ended June 30, 2010 and 2009, SAC, per gross subscriber addition was $50 and $44, respectively. The increase was primarily due to a 32% increase in gross subscriber additions, a 106% increase in OEM production with factory-installed satellite radios associated with the automotive industry recovery, partially offset by lower per radio subsidy rates for certain OEMs and growth in subscriber reactivations and royalties from satellite radio manufacturers compared to the three months ended June 30, 2009.

•	Six Months: For the six months ended June 30, 2010 and 2009, SAC, per gross subscriber addition was $52 and $46, respectively. We experienced a 23% increase in gross subscriber additions and a 99% increase in OEM production with factory-installed satellite radios associated with the automotive industry recovery, partially offset by lower per radio subsidy rates for certain OEMs and growth in subscriber reactivations and royalties from satellite radio manufacturers compared to the six months ended June 30, 2009.
          Customer Service and Billing Expenses, Per Average Subscriber is derived from total customer service and billing expenses, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See accompanying footnotes on pages 42 through 48 for more details.)
•	Three Months: For the three months ended June 30, 2010 and 2009, customer service and billing expenses, per average subscriber was $1.10 and $1.07, respectively. The increase was primarily due to higher call volumes, partially offset by lower call center expense as a result of moving calls to lower cost locations.

•	Six Months: For the six months ended June 30, 2010 and 2009, customer service and billing expenses, per average subscriber was $1.05 and $1.11, respectively. The decrease was primarily due to lower call center expense as a result of moving calls to lower cost locations.
          Free Cash Flow includes the net cash provided by (used in) operations, additions to property and equipment, merger related costs and restricted and other investment activity. (See accompanying footnotes on pages 42 through 48 for more details.)
•	Three Months: For the three months ended June 30, 2010 and 2009, free cash flow was $41,893 and $59,781, respectively, a decrease of $17,888. Net income plus non-cash operating activities increased to $57,481, from $14,396, principally as a result of improvements in our adjusted EBITDA. Changes in our operating assets and liabilities decreased by $12,298 compared to the three months ended June 30, 2009. The decrease was primarily due to growth in receivables from subscribers, radio manufacturers and distributors and the payment of related party obligations and accrued interest during the three months ended June 30, 2010, partially offset by increases in trade payables related to subsidies and commissions associated with the increase in our subscriber base and growth in deferred revenue. In addition, capital expenditures in the three months ended June 30, 2010 increased by $48,675 compared to the three months ended June 30, 2009, primarily due to increased satellite and related launch vehicle spending.

•	Six Months: For the six months ended June 30, 2010 and 2009, free cash flow was $4,478 and $97,283, respectively, a decrease of $92,805. Net income plus non-cash operating activities increased to $110,266, from $18,684, principally as a result of improvements in our adjusted EBITDA. The increase was partially offset by a reduction in cash provided by operating activities, principally as a result of pay-downs of related party liabilities deferred in 2009 and employee bonus payments in the first quarter of 2010 where no bonus payments were made in 2009 and a prepayment to a programming provider in 2010 that had been paid over the course of the year in 2009. As a result of these transactions net cash provided by operating activities increased $12,098 to $113,502 in the six months ended June 30, 2010 compared to the $101,404 provided by operations in the six months ended June 30, 2009. In addition, capital expenditures in the six months ended June 30, 2010 increased $114,353 to $118,474 compared to $4,121 expended in the six months ended June 30, 2009, primarily due to increased satellite and related launch vehicle spending, offset by $9,450 of proceeds from the sale of investment securities in the six months ended June 30, 2010.
          Adjusted Total Revenue. Set forth below are our adjusted total revenue for the three and six months ended June 30, 2010 compared with the three and six months ended June 30, 2009. Our adjusted total revenue includes the recognition of deferred subscriber revenues that are not recognized in our post-Merger results under purchase price accounting and the elimination of the benefit in earnings from deferred revenue associated with our investment in XM Canada. (See the accompanying footnotes on pages 42 through 48 for more details.)

	Unaudited
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Revenue:
Subscriber revenue, including effects of rebates	$312,892	$291,859	$617,903	$579,324
Advertising revenue, net of agency fees	5,022	4,807	9,116	9,328
Equipment revenue	13,959	6,107	24,217	12,024
Other revenue	38,477	4,058	72,368	8,388
Purchase price accounting adjustments:
Subscriber revenue	3,986	15,195	8,952	31,883
Other revenue	1,813	1,812	3,626	3,626

Adjusted total revenue	$376,149	$323,838	$736,182	$644,573

•	Three Months: Our adjusted total revenue grew 16%, or $52,311, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Subscriber revenue increased 3%, or $9,824, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase in subscriber revenue was driven by the increase in subscribers as well as an increase in the sale of “Best of” programming and the rate increases on multi-subscription and internet packages. Advertising revenue increased 4%, or $215, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase in advertising revenue was driven by more effective sales efforts and improvements in the national advertising market. Equipment revenue increased 129%, or $7,852, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase in equipment revenue was driven by increased OEM installations and aftermarket production. Other revenue increased $34,420, in the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase in other revenue was driven by the introduction of the U.S. Music Royalty Fee in the third quarter of 2009.

•	Six Months: Our adjusted total revenue grew 14%, or $91,609, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Subscriber revenue increased 3%, or $15,648, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in subscriber revenue was driven by the increase in subscribers as well as an increase in the sale of “Best of” programming and the rate increases on multi-subscription and internet packages. Advertising revenue decreased 2%, or $212, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease in advertising revenue was driven by the expiration of a long-term contract, partially offset by more effective sales efforts and improvements in the national advertising market. Equipment revenue increased 101%, or $12,193, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in equipment revenue was driven by increased OEM installations and aftermarket production. Other revenue increased $63,980, in the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in other revenue was driven by the introduction of the U.S. Music Royalty Fee in the third quarter of 2009.
          Adjusted EBITDA. Set forth below are our adjusted EBITDA for the three and six months ended June 30, 2010 compared with the three and six months ended June 30, 2009. Adjusted EBITDA is income (loss) from operations, excluding, if applicable: goodwill impairment; restructuring, impairments and related costs; depreciation and amortization; and share-based payment expense. (See accompanying footnotes on pages 42 through 48 for more details.)

	Unaudited Adjusted
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009

Adjusted EBITDA	$97,155	$71,201	$195,545	$124,858

•	Three Months: For the three months ended June 30, 2010 and 2009, adjusted EBITDA was $97,155 and $71,201, respectively, an increase of 36%, or $25,954. The increase was primarily due to an increase of 16%, or $52,311 in revenues, partially offset by an increase of 10%, or $26,357, in expenses included in adjusted EBITDA. The increase in revenue was primarily due to the increase in our subscriber base and the introduction of the U.S. Music Royalty Fee in the third quarter of 2009, as well as increased equipment revenue, rate increases on multi-subscription and internet packages, and an increase in the sale of “Best of” programming. The increase in expenses was primarily driven by higher subscriber acquisition costs related to the 32% increase in gross additions and higher revenue share and royalties expenses associated with growth in revenues subject to revenue sharing and royalty arrangements.
•	Six Months: For the six months ended June 30, 2010 and 2009, adjusted EBITDA was $195,545 and $124,858, respectively, an increase of 57%, or $70,687. The increase was primarily due to an increase of 14%, or $91,609, in revenues, partially offset by an increase of 4%, or $20,922, in total expenses included in adjusted EBITDA. The increase in revenue was primarily due to the increase in our subscriber base and the introduction of the U.S. Music Royalty Fee in the third quarter of 2009, as well as increased equipment revenue, rate increases on multi-subscription and internet packages, and an increase in the sale of “Best of” programming. The increase in expenses was primarily driven by higher subscriber acquisition costs related to the 23% increase in gross additions and higher revenue share and royalties expenses associated with growth in revenues subject to revenue sharing and royalty arrangements.

Liquidity and Capital Resources
Cash Flows for the Six Months Ended June 30, 2010 Compared with the Six Months Ended June 30, 2009
          As of June 30, 2010 and December 31, 2009, we had $95,974 and $212,155, respectively, in cash and cash equivalents. The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Six Months
	Ended June 30,
	2010	2009	2010 vs. 2009
Net cash provided by operating activities	$113,502	$101,404	$12,098
Net cash used in investing activities	(109,024)	(4,121)	(104,903)
Net cash (used in) provided by financing activities	(120,659)	110,913	(231,572)

Net (decrease) increase in cash and cash equivalents	(116,181)	208,196	(324,377)
Cash and cash equivalents at beginning of period	212,155	206,740	5,415

Cash and cash equivalents at end of period	$95,974	$414,936	$(318,962)

Cash Flows Provided by Operating Activities
•	Six Months: Net cash provided by operating activities increased $12,098, to $113,502, for the six months ended June 30, 2010 from net cash provided by operating activities of $101,404 for the six months ended June 30, 2009. The increase was primarily the result of improvements in our income from operations and increases in deferred revenue related to the growth of our subscriber base, offset in part by pay-downs of related party liabilities deferred in 2009, employee bonus payments in 2010 where no bonus payments were made in 2009 and a prepayment to a programming provider in 2010 that had been paid over the course of the year in 2009.
Cash Flows Used in Investing Activities
•	Six Months: Net cash used in investing activities increased $104,903, to $109,024, for the six months ended June 30, 2010 from $4,121 for the six months ended June 30, 2009. The increase was primarily the result of an increase of $114,353 in capital expenditures for construction of our satellites and related launch vehicles, partially offset by $9,450 from the sale of available-for-sale securities.
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
Cash Flows (Used in) Provided by Financing Activities
•	Six Months: Net cash used in financing activities increased $231,572, to $120,659, for the six months ended June 30, 2010 from net cash provided by financing activities of $110,913 for the six months ended June 30, 2009. The increase in cash used in financing activities was primarily due to a decrease of $482,520 in net proceeds from the issuance of debt, partially offset by a decrease of $234,376 in repayments of debt. During the six months ended June 30, 2009, we received net proceeds of $482,520 from the issuance of our 11.25% Senior Secured Notes due 2013. During the six months ended June 30, 2010, we made debt repayments of $120,659, principally to holders of our 10% Senior PIK Secured Notes due 2011. During the six months ended June 30, 2009, we made debt repayments of $355,035, principally to holders of our Amended and Restated Credit Agreement due 2011. During the six months ended June 30, 2009, we paid $16,572 in premiums on the redemption of debt, respectively.

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
Future Liquidity and Capital Resource Requirements
          We have entered into various agreements to design, construct, and launch our satellites in the normal course of business. As disclosed in Note 12 in our unaudited condensed consolidated financial statements as of June 30, 2010, we expect to incur capital expenditures of approximately $31,975 and $2,826 during the remainder of 2010 and in 2011, respectively, and an additional $8,635 over the next five years, the majority of which is attributable to the construction and launch of our XM-5 satellite and related launch vehicles.
          Based upon our current plans, we believe that we have sufficient cash, cash equivalents and marketable securities to cover its estimated funding needs. We expect to fund operating expenses, capital expenditures, working capital requirements, interest payments, taxes and scheduled maturities of our current and long-term debt with existing cash and cash flow from operations, and we believe that we will be able to generate sufficient revenues to meet our cash requirements.
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
          We regularly evaluate our business plans and strategy. These evaluations often result in changes to our business plans and strategy, some of which may be material and significantly change our cash requirements. These changes in our business plans or strategy may include: the acquisition of unique or compelling programming; the introduction of new features or services; significant new or enhanced distribution arrangements; investments in infrastructure, such as satellites, equipment or radio spectrum; and acquisitions, including acquisitions that are not directly related to our satellite radio business. In addition, our operations are affected by the FCC order approving the Merger, which imposed certain conditions upon, among other things, our program offerings and our ability to increase prices.
Debt Covenants
          The indentures governing our long-term debt include restrictive covenants. As of June 30, 2010, we were in compliance with our financial debt covenants.
          For a discussion of our debt covenants see Note 11 to our unaudited consolidated financial statements in Item 1 of this Quarterly Report on Form 10-Q.
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
          There have been no material changes to our critical accounting policies and estimates since December 31, 2009.

Footnotes
(1)	Average self-pay monthly churn represents the monthly average of self-pay deactivations for the quarter divided by the average self-pay subscriber balance for the quarter.

(2)	We measure the percentage of vehicle owners and lessees that receive our service and convert to self-paying after the initial promotion period. We refer to this as the “conversion rate.” At the time satellite radio enabled vehicles are sold or leased, the owners or lessees generally receive three month trial subscriptions. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. We measure conversion rate three months after the period in which the trial service ends. Based on our experience it may take up to 90 days after the trial service ends for vehicle owners and lessees to respond to our marketing communications and become self-paying subscribers.

(3)	ARPU is derived from total earned subscriber revenue, net advertising revenue and other subscription-related revenue, net of purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Other subscription-related revenue includes amounts recognized on account of the U.S. Music Royalty Fee since the third quarter of 2009. Purchase price accounting adjustments include the recognition of deferred subscriber revenues not recognized in purchase price accounting. ARPU is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Subscriber revenue (GAAP)	$312,892	$291,859	$617,903	$579,324
Net advertising revenue (GAAP)	5,022	4,807	9,116	9,328
Other subscription-related revenue (GAAP)	33,327	–	61,581	–
Purchase price accounting adjustment	3,986	15,195	8,952	31,883

	$355,227	$311,861	$697,552	$620,535
Daily weighted average number of subscribers	9,896,520	9,628,373	9,827,267	9,677,490

ARPU	$11.96	$10.80	$11.83	$10.69

(4)	SAC, per gross subscriber addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of gross subscriber additions for the period. Purchase price accounting adjustments include the elimination of the benefit of amortization of deferred credits on executory contracts recognized at the Merger date attributable to third party arrangements with an OEM. SAC, per gross subscriber addition is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Subscriber acquisition costs (GAAP)	$38,796	$22,226	$71,017	$48,475
Less: margin from direct sales of radios and accessories (GAAP)	(9,489)	(2,665)	(15,247)	(5,117)
Add: purchase price accounting adjustments	20,300	13,337	37,966	23,979

	$49,607	$32,898	$93,736	$67,337
Gross subscriber additions	998,426	754,727	1,794,781	1,455,676

SAC, per gross subscriber addition	$50	$44	$52	$46

(5)	Customer service and billing expenses, per average subscriber is derived from total customer service and billing expenses, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. We believe the exclusion of share-based payment expense in our calculation of customer service and billing expenses, per average subscriber is useful given the significant variation in expense that can result from changes in the fair market value of Sirius’ common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our customer service and billing expenses. Purchase price accounting adjustments include the elimination of the benefit associated with share-based payment arrangements recognized at the Merger date. Customer service and billing expenses, per average subscriber is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Customer service and billing expenses (GAAP)	$32,852	$31,347	$62,208	$65,105
Less: share-based payment expense, net of purchase
price accounting adjustments	(305)	(453)	(667)	(976)
Add: purchase price accounting adjustment	78	126	172	243

	$32,625	$31,020	$61,713	$64,372
Daily weighted average number of subscribers	9,896,520	9,628,373	9,827,267	9,677,490

Customer service and billing expenses, per average subscriber	$1.10	$1.07	$1.05	$1.11

(6)	Free cash flow is calculated as follows (in thousands):

	Unaudited
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net cash provided by operating activities	$91,132	$60,345	$113,502	$101,404
Additions to property and equipment	(49,239)	(564)	(118,474)	(4,121)
Restricted and other investment activity	-	-	9,450	-

Free cash flow	$41,893	$59,781	$4,478	$97,283

(7)	EBITDA is defined as net income before interest, taxes, depreciation and amortization. We adjust EBITDA to also remove the impact of other income and expense, loss on extinguishment of debt as well as certain non-cash charges discussed below. This measure is one of the primary Non-GAAP financial measures on which we (i) evaluate the performance of our businesses, (ii) base our internal budgets and (iii) compensate management. Adjusted EBITDA is a Non-GAAP financial performance measure that excludes (if applicable): (i) certain adjustments as a result of the purchase price accounting for the Merger, (ii) goodwill impairment, (iii) restructuring, impairments, and related costs, (iv) depreciation and amortization and (v) share-based payment expense. The purchase price accounting adjustments include: (i) the elimination of deferred revenue associated with the investment in Canadian Satellite Radio, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers. We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our physical plant, capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our results and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe that investors use current and projected adjusted EBITDA to estimate our current or prospective enterprise value and to make investment decisions. Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our adjusted results of operations reflect significant charges for depreciation expense. The exclusion of depreciation and amortization expense is useful given significant variation in depreciation and amortization expense that can result from the potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We believe the exclusion of restructuring, impairments and related costs is useful given the nature of these expenses. We also believe the exclusion of share-based payment expense is useful given the significant variation in expense that can result from changes in the fair market value of SIRIUS’ common stock.

Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statement of operations of certain expenses, including share-based payment expense and certain purchase price accounting for the Merger. We endeavor to compensate for the limitations of the Non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the Non-GAAP measure. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to net income (loss) as disclosed in our consolidated statements of operations. Since adjusted EBITDA is a Non-GAAP financial performance measure, our calculation of adjusted EBITDA may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP. The reconciliation of net income (loss) to the adjusted EBITDA is calculated as follows (see footnotes for reconciliation of the adjusted amounts to their respective GAAP amounts) (in thousands):

	Unaudited
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss) (GAAP)	$35,685	$(191,804)	$46,341	$(301,801)
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues (see pages 45-48)	5,799	17,007	12,578	35,509
Operating Expenses (see pages 45-48)	(64,857)	(57,184)	(127,467)	(112,387)
Depreciation and amortization	36,418	50,049	73,887	104,875
Restructuring, impairments and related costs	702	26,586	702	26,586
Share-based payment expense, net of purchase price
accounting adjustments	7,940	15,371	15,814	27,555
Interest expense, net of amounts capitalized	56,881	87,925	116,880	155,840
Loss on extinguishment of debt and credit facilities, net	4,617	107,450	4,625	108,076
Loss on change in value of embedded derivative	11,311	19,799	48,603	78,003
Interest and investment (loss) income	2,281	(3,737)	3,904	2,672
Other income	(138)	(839)	(1,467)	(1,226)
Income tax expense	516	578	1,145	1,156

Adjusted EBITDA	$97,155	$71,201	$195,545	$124,858

(8)	The following tables reconcile our actual revenues and operating expenses to our adjusted revenues and operating expenses:

	Unaudited For the Three Months Ended June 30, 2010
		Purchase Price	Allocation of Share-
(in thousands)	As Reported	Accounting	based Payment	Adjusted
		Adjustments	Expense
Revenue:
Subscriber revenue, including effects of rebates	$312,892	$3,986	$-	$316,878
Advertising revenue, net of agency fees	5,022	-	-	5,022
Equipment revenue	13,959	-	-	13,959
Other revenue	38,477	1,813	-	40,290

Total revenue	$370,350	$5,799	$-	$376,149

Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Revenue share and royalties	45,870	26,417	-	72,287
Programming and content	27,469	13,702	(1,044)	40,127
Customer service and billing	32,852	78	(305)	32,625
Satellite and transmission	11,732	303	(288)	11,747
Cost of equipment	4,470	-	-	4,470
Subscriber acquisition costs	38,796	20,300	-	59,096
Sales and marketing	27,506	3,661	(1,236)	29,931
Engineering, design and development	4,991	148	(550)	4,589
General and administrative	28,391	248	(4,517)	24,122
Depreciation and amortization (2)	36,418	-	-	36,418
Restructuring, impairments and related costs	702	-	-	702
Share-based payment expense	-	-	7,940	7,940

Total operating expenses	$259,197	$64,857	$-	$324,054

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$916	$128	$-	$1,044
Customer service and billing	227	78	-	305
Satellite and transmission	206	82	-	288
Sales and marketing	1,117	119	-	1,236
Engineering, design and development	402	148	-	550
General and administrative	4,269	248	-	4,517

Total share-based payment expense	$7,137	$803	$-	$7,940

(2)	Purchase price accounting adjustments included in the tables above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the three months ended June 30, 2010 was $17,000.

	Unaudited For the Three Months Ended June 30, 2009
		Purchase Price	Allocation of Share-
(in thousands)	As Reported	Accounting	based Payment	Adjusted
		Adjustments	Expense
Revenue:
Subscriber revenue, including effects of rebates	$291,859	$15,195	$-	$307,054
Advertising revenue, net of agency fees	4,807	-	-	4,807
Equipment revenue	6,107	-	-	6,107
Other revenue	4,058	1,812	-	5,870

Total revenue	$306,831	$17,007	$-	$323,838

Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Revenue share and royalties	46,405	21,840	-	68,245
Programming and content	27,893	17,701	(1,316)	44,278
Customer service and billing	31,347	126	(453)	31,020
Satellite and transmission	11,362	354	(430)	11,286
Cost of equipment	3,442	-	-	3,442
Subscriber acquisition costs	22,226	13,337	-	35,563
Sales and marketing	26,797	3,173	(1,456)	28,514
Engineering, design and development	6,631	247	(812)	6,066
General and administrative	34,721	406	(10,904)	24,223
Depreciation and amortization (2)	50,049	-	-	50,049
Restructuring, impairments and related costs	26,586	-	-	26,586
Share-based payment expense	-	-	15,371	15,371

Total operating expenses	$287,459	$57,184	$-	$344,643

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$1,111	$205	$-	$1,316
Customer service and billing	327	126	-	453
Satellite and transmission	297	133	-	430
Sales and marketing	1,272	184	-	1,456
Engineering, design and development	565	247	-	812
General and administrative	10,497	407	-	10,904

Total share-based payment expense	$14,069	$1,302	$-	$15,371

(2)	Purchase price accounting adjustments included in the tables above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the three months ended June 30, 2009 was $31,000.

	Unaudited For the Six Months Ended June 30, 2010
		Purchase Price	Allocation of Share-
(in thousands)	As Reported	Accounting	based Payment	Adjusted
		Adjustments	Expense
Revenue:
Subscriber revenue, including effects of rebates	$617,903	$8,952	$-	$626,855
Advertising revenue, net of agency fees	9,116	-	-	9,116
Equipment revenue	24,217	-	-	24,217
Other revenue	72,368	3,626	-	75,994

Total revenue	$723,604	$12,578	$-	$736,182

Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Revenue share and royalties	88,851	51,772	-	140,623
Programming and content	55,743	28,850	(1,863)	82,730
Customer service and billing	62,208	172	(667)	61,713
Satellite and transmission	23,487	626	(638)	23,475
Cost of equipment	8,970	-	-	8,970
Subscriber acquisition costs	71,017	37,966	-	108,983
Sales and marketing	53,557	7,186	(2,451)	58,292
Engineering, design and development	10,223	334	(1,213)	9,344
General and administrative	54,928	561	(8,982)	46,507
Depreciation and amortization (2)	73,887	-	-	73,887
Restructuring, impairments and related costs	702	-	-	702
Share-based payment expense	-	-	15,814	15,814

Total operating expenses	$503,573	$127,467	$-	$631,040

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$1,575	$288	$-	$1,863
Customer service and billing	495	172	-	667
Satellite and transmission	453	185	-	638
Sales and marketing	2,187	264	-	2,451
Engineering, design and development	879	334	-	1,213
General and administrative	8,421	561	-	8,982

Total share-based payment expense	$14,010	$1,804	$-	$15,814

(2)	Purchase price accounting adjustments included in the tables above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the six months ended June 30, 2010 was $36,000.

	Unaudited For the Six Months Ended June 30, 2009
		Purchase Price	Allocation of Share-
(in thousands)	As Reported	Accounting	based Payment	Adjusted
		Adjustments	Expense

Revenue:
Subscriber revenue, including effects of rebates	$579,324	$31,883	$-	$611,207
Advertising revenue, net of agency fees	9,328	-	-	9,328
Equipment revenue	12,024	-	-	12,024
Other revenue	8,388	3,626	-	12,014

Total revenue	$609,064	$35,509	$-	$644,573

Operating expenses (depreciation and amortization shown separately below) (1)
Cost of services:
Revenue share and royalties	96,021	42,635	-	138,656
Programming and content	56,542	36,592	(2,845)	90,289
Customer service and billing	65,105	243	(976)	64,372
Satellite and transmission	25,468	681	(1,040)	25,109
Cost of equipment	6,907	-	-	6,907
Subscriber acquisition costs	48,475	23,979	-	72,454
Sales and marketing	58,510	6,831	(2,978)	62,363
Engineering, design and development	11,383	548	(2,070)	9,861
General and administrative	66,472	878	(17,646)	49,704
Depreciation and amortization (2)	104,875	-	-	104,875
Restructuring, impairments and related costs	26,586	-	-	26,586
Share-based payment expense	-	-	27,555	27,555

Total operating expenses	$566,344	$112,387	$-	$678,731

(1) Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$2,509	$336	$-	$2,845
Customer service and billing	733	243	-	976
Satellite and transmission	800	240	-	1,040
Sales and marketing	2,601	377	-	2,978
Engineering, design and development	1,522	548	-	2,070
General and administrative	16,767	879	-	17,646

Total share-based payment expense	$24,932	$2,623	$-	$27,555

(2)	Purchase price accounting adjustments included in the tables above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the six months ended June 30, 2009 was $62,000.
(9)	The following table reconciles our GAAP Net cash provided by operating activities to our Net income plus non-cash operating activities (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net cash provided by operating activities	$91,132	$60,345	$113,502	$101,404
Less: Changes in operating assets and liabilities, net	(33,651)	(45,949)	(3,236)	(82,720)

Net income plus non cash operating activities	$57,481	$14,396	$110,266	$18,684

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
          As of June 30, 2010, we did not hold or issue any free-standing derivatives. Upon completion of the Merger, the 7% Exchangeable Senior Subordinated Notes due 2014 became settleable in SIRIUS common stock and were subsequently accounted for as embedded derivatives. In the event the debt holders exercise their exchange option, SIRIUS intends to issue common stock to fulfill the obligation.
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
ITEM 4 CONTROLS AND PROCEDURES
     Controls and Procedures
          As of June 30, 2010, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our President, and David J. Frear, our Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on that evaluation, our management, including our President and our Treasurer, concluded that our disclosure controls and procedures were effective as of June 30, 2010. There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          Not applicable.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
          Not applicable.
ITEM 6. EXHIBITS
          See Exhibits Index attached hereto.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of August 2010.

XM Satellite Radio Inc.
By:	/s/ David J. Frear
David J. Frear
Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Ownership and Merger, dated April 14, 2010 (incorporated by reference to Exhibit 3.1 to XM Satellite Radio Inc.’s Current Report on Form 8-K filed on April 16, 2010).

4.1
Assumption and Joinder Agreement, dated as of June 1, 2010, between XM 1500 Eckington LLC and XM Investment LLC to the Collateral Agreement, dated as of December 31, 2009, by and among XM Satellite Radio Inc. and certain subsidiaries thereof and U.S. Bank National Association, as collateral agent, relating to the 11.25% Senior Secured Notes due 2013 (incorporated by reference to Exhibit 4.1 to Sirius XM Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

4.2
Supplemental Indenture, dated April 14, 2010, among XM Satellite Radio Holdings Inc., XM Satellite Radio Inc., certain subsidiaries thereof and U.S. Bank National Association, as trustee, relating to the Senior PIK Secured Notes due 2011 (incorporated by reference to Exhibit 4.1 to XM Satellite Radio Inc.’s Current Report on Form 8-K filed on April 16, 2010).

4.3
Supplemental Indenture, dated April 14, 2010, among XM Satellite Radio Inc., certain subsidiaries thereof and U.S. Bank National Association, as trustee, relating to the 11.25% Senior Secured Notes due 2013 (incorporated by reference to Exhibit 4.2 to XM Satellite Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

4.4
Third Supplemental Indenture, dated April 14, 2010, among XM Satellite Radio Inc., certain subsidiaries thereof and the Bank of New York Mellon, as trustee, relating to the 13% Senior Notes due 2013 (incorporated by reference to Exhibit 4.3 to XM Satellite Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

4.5
Supplemental Indenture, dated April 14, 2010, among XM Satellite Radio Inc., certain subsidiaries thereof and the Bank of New York Mellon, as trustee, relating to the 7% Exchangeable Senior Subordinated Notes due 2014 (incorporated by reference to Exhibit 4.4 to XM Satellite Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

4.6
Fourth Supplemental Indenture, dated April 14, 2010, among XM Satellite Radio Inc., certain subsidiaries thereof and the Bank of New York Mellon, as trustee, relating to the 9.75% Senior Notes due 2014 (incorporated by reference to Exhibit 4.5 to XM Satellite Radio Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

31.1	Certificate of Mel Karmazin, President of XM Satellite Radio Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certificate of David J. Frear, Treasurer of XM Satellite Radio Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1
Certificate of Mel Karmazin, President and David J. Frear, Treasurer of XM Satellite Radio Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).