Form 10-Q
period 2010-09-30
XM SATELLITE RADIO INC
filed 2010-11-04
CIK 1116317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
          Indicate the number of shares outstanding of the issuer’s classes of common stock, as of the latest practicable date.

(Class)	(Outstanding as of October 29, 2010)
XM SATELLITE RADIO INC. COMMON STOCK, $0.01 PAR VALUE (all shares are issued to Sirius XM Radio Inc.)	100 SHARES

XM SATELLITE RADIO INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

Item No.	Description

	PART I — Financial Information

Item 1.	Financial Statements:

	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009	1

	Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	2

	Unaudited Consolidated Statements of Stockholders’ Deficit as of September 30, 2010 and Comprehensive Income for the nine months ended September 30, 2010	3

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	4

	Notes to Unaudited Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Material Risk	50

Item 4.	Controls and Procedures	50

	PART II — Other Information

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults Upon Senior Securities	51

Item 4.	(Removed and Reserved)	51

Item 5.	Other Information	51

Item 6.	Exhibits	51

	Signatures	52
EX-31.1
EX-31.2
EX-32.1

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
XM SATELLITE RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009
Revenue:
Subscriber revenue, including effects of rebates	$320,808	$304,714	$938,711	$884,038
Advertising revenue, net of agency fees	6,247	4,147	15,362	13,475
Equipment revenue	13,300	5,657	37,517	17,681
Other revenue	41,902	10,955	114,270	19,344

Total revenue	382,257	325,473	1,105,860	934,538
Operating expenses (depreciation and amortization shown separately below):
Cost of services:
Revenue share and royalties	49,444	46,976	138,296	142,997
Programming and content	26,204	27,811	81,947	84,353
Customer service and billing	33,415	31,064	95,623	96,168
Satellite and transmission	11,812	11,484	35,299	36,952
Cost of equipment	3,644	5,142	12,614	12,049
Subscriber acquisition costs	38,674	35,049	109,691	83,524
Sales and marketing	27,833	26,055	81,390	84,565
Engineering, design and development	5,261	5,413	15,482	16,798
General and administrative	19,107	25,216	74,035	91,689
Depreciation and amortization	34,999	41,587	108,886	146,462
Restructuring, impairments and related costs	197	3,029	900	29,614

Total operating expenses	250,590	258,826	754,163	825,171

Income from operations	131,667	66,647	351,697	109,367
Other income (expense):
Interest expense, net of amounts capitalized	(51,834)	(70,537)	(168,714)	(226,376)
Loss on extinguishment of debt and credit facilities, net	(256)	(3,787)	(4,881)	(111,863)
Loss on change in value of embedded derivative	(45,796)	(33,700)	(94,399)	(111,703)
Interest and investment loss	(1,748)	(2,141)	(5,652)	(4,812)
Other income	1,225	1,324	2,694	2,548

Total other expense	(98,409)	(108,841)	(270,952)	(452,206)

Income (loss) before income taxes	33,258	(42,194)	80,745	(342,839)
Income tax expense	(2,792)	(578)	(3,938)	(1,733)

Net Income (loss)	$30,466	$(42,772)	$76,807	$(344,572)

See accompanying Notes to the unaudited consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
(in thousands, except share and per share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$128,853	$212,155
Accounts receivable, net	57,372	60,042
Receivables from distributors	11,165	—
Inventory, net	5,870	4,016
Prepaid expenses	128,688	75,199
Related party current assets	585	103,479
Deferred tax asset	67,415	64,641
Other current assets	5,828	4,585

Total current assets	405,776	524,117
Property and equipment, net	898,313	799,405
Restricted investments	250	250
Deferred financing fees, net	63,238	68,571
Intangible assets, net	2,561,177	2,611,461
Related party long-term assets	28,771	111,730
Other long-term assets	77,615	25,529

Total assets	$4.035,140	$4.141.063

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$219,317	$198,219
Accrued interest	42,788	46,939
Current portion of deferred revenue	551,637	506,441
Current portion of deferred credit on executory contracts	266,096	252,831
Current maturities of long-term debt	4,131	11,382
Related party current liabilities	115,518	184,693

Total current liabilities	1,199,487	1,200,505
Deferred revenue	152,348	133,863
Deferred credit on executory contracts	580,161	784,078
Long-term debt	1,508,598	1,494,921
Long-term related party debt	161,479	157,032
Deferred tax liability	922,192	915,274
Related party long-term liabilities	25,211	46,301
Other long-term liabilities	37,861	38,851

Total liabilities	4,587,337	4,770,825

Commitments and contingencies (Note 12)
Stockholder’s deficit:
Common stock, par value $0.010; 1,000 shares authorized; 100 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	—	—
Accumulated other comprehensive loss, net of tax	(5,823)	(6,581)
Additional paid-in capital	6,060,660	6,060,660
Accumulated deficit	(6,607,034)	(6,683,841)

Total stockholder’s deficit	(552,197)	(629,762)

Total liabilities and stockholder’s deficit	$4,035,140	$4,141,063

See accompanying Notes to the unaudited consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT AND COMPREHENSIVE INCOME

			Accumulated
	Common Stock		Other	Additional		Total
			Comprehensive	Paid-in	Accumulated	Stockholder’s
(in thousands, except share data)	Shares	Amount	Loss	Capital	Deficit	Deficit
Balance at December 31, 2009	100	$-	$(6,581)	$6,060,660	$(6,683,841)	$(629,762)

Net income	-	-	-	-	76,807	76,807
Other comprehensive income:
Unrealized gain on available-for-sale securities	-	-	469	-	-	469
Foreign currency translation adjustment, net of tax of $91	-	-	289	-	-	289

Total comprehensive income						77,565

Balance at September 30, 2010	100	$-	$(5,823)	$6,060,660	$(6,607,034)	$(552,197)

See accompanying Notes to the unaudited consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$76,807	$(344,572)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	108,886	146,462
Non-cash interest expense, net of amortization of premium	45,229	67,820
Provision for doubtful accounts	11,545	12,642
Restructuring, impairments and related costs	900	26,401
Amortization of deferred income related to equity method investment	(2,081)	(2,082)
Loss on extinguishment of debt and credit facilities, net	4,881	111,863
Loss on investments	8,989	6,660
Share-based payment expense	20,441	32,539
Deferred income taxes	3,938	1,733
Loss on change in value of embedded derivative	94,399	111,703
Other non-cash purchase price adjustments	(184,703)	(142,487)
Changes in operating assets and liabilities:
Accounts receivable	(7,654)	(5,158)
Receivables from distributors	(3,350)	-
Inventory	(1,854)	1,566
Related party assets	(2,318)	17,223
Prepaid expenses and other current assets	44,141	9,278
Other long-term assets	10,189	47,465
Accounts payable and accrued expenses	(28,814)	(38,868)
Accrued interest	(2,922)	5,870
Deferred revenue	61,528	57,098
Related party liabilities	(48,426)	96,252
Other long-term liabilities	(876)	9,210

Net cash provided by operating activities	208,875	228,618

Cash flows from investing activities:
Additions to property and equipment	(172,317)	(38,811)
Sale of available-for-sale securities	9,450	-

Net cash used in investing activities	(162,867)	(38,811)

Cash flows from financing activities:
Long-term borrowings, net of costs	-	387,184
Related party long-term borrowings, net of costs	-	95,093
Payment of premiums on redemption of debt	(256)	(17,075)
Repayment of long-term borrowings	(129,054)	(435,727)
Repayment of related party long-term borrowings	-	(100,000)

Net cash used in financing activities	(129,310)	(70,525)

Net (decrease) increase in cash and cash equivalents	(83,302)	119,282
Cash and cash equivalents at beginning of period	212,155	206,740

Cash and cash equivalents at end of period	$128,853	$326,022

Supplemental Disclosure of Cash and Non-Cash Flow Information
Cash paid during the period for:
Interest, net of amounts capitalized	$118,728	$148,106
Non-cash investing and financing activities:
Non-cash capital contributions from SIRIUS XM	-	119,198
Property acquired through capital leases	-	1,337
Release of restricted investments	-	120,000
See accompanying Notes to the unaudited consolidated financial statements.

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, unless otherwise stated)
(1) Business
          We broadcast our music, sports, news, talk, entertainment, traffic and weather channels in the United States for a subscription fee through our proprietary satellite radio system. Our system consists of five in-orbit satellites, over 650 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. Subscribers can also receive certain of our music and other channels over the Internet, including through an application on the Apple iPhone, and Blackberry and Android smartphones.
          On July 28, 2008, XM Satellite Radio Holdings Inc. (“XM Holdings”) merged with and into Vernon Merger Corporation, a wholly owned subsidiary of Sirius Satellite Radio Inc. (the “Merger”) and, as a result, XM Holdings became a wholly owned subsidiary of Sirius XM Radio Inc. (“SIRIUS”). The accounting for the Merger has been “pushed-down” in the accompanying unaudited consolidated financial statements. On April 14, 2010, XM Holdings merged with and into XM Satellite Radio Inc. (“XM”). XM was the surviving corporation of the merger and, as a result, XM became a direct wholly-owned subsidiary of SIRIUS. XM, together with its subsidiaries, is operated as an unrestricted subsidiary under SIRIUS’ existing indebtedness. As an unrestricted subsidiary, transactions between the companies are required to comply with various contractual provisions in our debt instruments. For purposes of these Notes to unaudited consolidated financial statements, “we,” “us,” “our,” “the company,” and similar terms refer to XM Satellite Radio Inc. and its consolidated subsidiaries.
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
     Basis of Presentation
          In the opinion of management, all normal recurring adjustments necessary for a fair presentation of our unaudited consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 have been made.
          XM operates as an unrestricted SIRIUS subsidiary under SIRIUS’s existing indebtedness. As an unrestricted subsidiary, transactions between the companies are required to comply with various contractual restrictions in our existing debt instruments. SIRIUS allocates certain expenses to us based on the estimated costs incurred by SIRIUS that pertain to us. Additionally, certain costs incurred by us benefit SIRIUS and are allocated to SIRIUS based on estimated costs incurred by us pertaining to SIRIUS. We settle amounts due between the parties on a semi-monthly and monthly basis, except for share-based payment arrangements, which are settled at times agreed to between us and SIRIUS. Our financial position, results of operations and cash flows could differ from those that might have resulted had we operated autonomously.

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
          We have evaluated events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the nine months ended September 30, 2010 and have determined no events have occurred that would require adjustment to our unaudited consolidated financial statements as presented.
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
     Recent Accounting Pronouncements
          The Financial Accounting Standards Board (“FASB”) updated Accounting Standards Codification (“ASC”) 470 to incorporate ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance, into the ASC. This standard requires share-lending arrangements in an entity’s own shares to be initially measured at fair value and treated as an issuance cost, excluded from basic and diluted earnings per share, and requires an entity to recognize a charge to earnings if it becomes probable the counterparty will default on the arrangement. This guidance was adopted as of January 1, 2010 on a retrospective basis, as required, for all arrangements outstanding as of that date. The following table reflects the retrospective adoption of ASU 2009-15 on our December 31, 2009 consolidated balance sheet:

	As Originally	Retrospective	As Currently
Balance Sheet Line Item:	Reported	Adjustments	Reported

Deferred financing fees, net	$5,307	$63,264	$68,571
Related party long-term assets, net of current portion	110,439	1,291	111,730
Long-term debt	1,502,349	(7,428)	1,494,921
Long-term related party debt	157,183	(151)	157,032
Additional paid-in capital	5,989,700	70,960	6,060,660
Accumulated deficit	(6,685,015)	1,174	(6,683,841)
          The following table reflects the adoption of ASU 2009-15 on our three and nine months ended September 30, 2009 statement of operations:

	For the Three Months			For the Nine Months
	Ended September 30, 2009			Ended September 30, 2009
	As Originally	Retrospective	As Currently	As Originally	Retrospective	As Currently
Statement of Operations Line Item:	Reported	Adjustments	Reported	Reported	Adjustments	Reported

Interest expense, net of amounts capitalized	$(70,616)	$79	$(70,537)	$(226,935)	$559	$(226,376)
Net loss	(42,851)	79	(42,772)	(345,131)	559	(344,572)
          For the three and nine months ended September 30, 2010, we recorded $1,779 and $4,954, respectively, in interest expense related to the amortization of the costs associated with the share-lending arrangement and other issuance costs. As of September 30, 2010, the unamortized balance of the debt issuance costs was $62,261, with $61,016 recorded in deferred financing fees, net, and $1,245 recorded in long-term related party assets.

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
     Accounts Receivable
          Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Our allowance for doubtful accounts considers historical experience, the age of amounts due, current economic conditions and other factors that may affect the counterparty’s ability to pay.
          Accounts receivable, net, consists of the following:

	September 30,	December 31,
	2010	2009
Gross accounts receivable	$62,651	$65,399
Allowance for doubtful accounts	(5,279)	(5,357)

Total accounts receivable, net	$57,372	$60,042

     Receivables from distributors include billed and unbilled amounts due from OEM’s for radio services included in the sale or lease price of vehicles, as well as billed amounts due from retailers. Receivables from distributors consist of the following:

	September 30,	December 31,
	2010	2009
Billed	$6,384	$—
Unbilled	4,781	—

Total	$11,165	$—

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
          Inventory, net, consists of the following:

	September 30,	December 31,
	2010	2009
Raw materials	$5,040	$5,002
Finished goods	8,964	4,975
Allowance for obsolescence	(8,134)	(5,961)

Total inventory, net	$5,870	$4,016

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(4) Intangible Assets
          Intangible assets consisted of the following:

		September 30, 2010			December 31, 2009
	Weighted Average	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value
Indefinite life intangible assets
FCC licenses	Indefinite	$2,000,000	$-	$2,000,000	$2,000,000	$-	$2,000,000
Trademark	Indefinite	250,000	-	250,000	250,000	-	250,000

Definite life intangible assets
Subscriber relationships	9 years	$380,000	$(131,723)	$248,277	$380,000	$(91,186)	$288,814
Licensing agreements	9.1 years	75,000	(21,267)	53,733	75,000	(13,906)	61,094
Proprietary software	6 years	16,552	(9,045)	7,507	16,552	(6,823)	9,729
Developed technology	10 years	2,000	(433)	1,567	2,000	(283)	1,717
Leasehold interests	7.4 years	132	(39)	93	132	(25)	107

Total intangible assets		$2,723,684	$(162,507)	$2,561,177	$2,723,684	$(112,223)	$2,611,461

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
          In connection with the Merger, $250,000 of the purchase price was allocated to our trademark. As of September 30, 2010, there were no legal, regulatory or contractual limitations associated with our trademark.
          We evaluate our indefinite life intangible assets for impairment on an annual basis as of October 1st of each year. An assessment is performed at other times if events or circumstances indicate it is more likely than not that the assets have been impaired. During the three and nine months ended September 30, 2010 and 2009, there were no indicators of impairment and no impairment loss was recorded for intangible assets with indefinite lives.
     Definite Life Intangible Assets
          Subscriber relationships are amortized on an accelerated basis over 9 years, which reflects the estimated pattern in which the economic benefits will be consumed. Other definite life intangible assets include certain licensing agreements, which are amortized over a weighted average useful life of 9.1 years on a straight-line basis.
          Amortization expense for definite life intangible assets was $16,228 and $18,648 for the three months ended September 30, 2010 and 2009, respectively, $50,342 and $58,759 for the nine months ended September 30, 2010 and 2009, respectively. Expected amortization expense for each of the fiscal years through December 31, 2014 and for periods thereafter is as follows:

Year ending December 31,	Amount

Remaining 2010	$15,632
2011	58,850
2012	53,420
2013	47,097
2014	38,619
Thereafter	97,559

Total definite life intangible assets, net	$311,177

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(5) Subscriber Revenue
          Subscriber revenue consists of subscription fees, revenue derived from agreements with daily rental fleet operators, non-refundable activation and other fees as well as the effects of rebates. Revenues received from certain OEMs for subscriptions included in the sale or lease price of vehicles are also included in subscriber revenue over the service period.
          Subscriber revenue consists of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Subscription fees	$319,106	$303,785	$934,176	$881,860
Activation fees	1,730	963	4,612	2,351
Other fees and rebates	(28)	(34)	(77)	(173)

Total subscriber revenue	$320,808	$304,714	$938,711	$884,038

(6) Interest Costs
          We capitalize a portion of the interest on funds borrowed to finance the construction costs of our satellites. The following is a summary of our interest costs:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Interest costs charged to expense	$51,834	$70,537	$168,714	$226,376
Interest costs capitalized	14,295	7,495	37,391	25,053

Total interest costs incurred	$66,129	$78,032	$206,105	$251,429

          Included in interest costs incurred is non-cash interest expense, consisting of amortization related to original issue discounts, premiums and deferred financing fees of $15,271 and $16,777 for the three months ended September 30, 2010 and 2009, respectively and $45,229 and $67,820 for the nine months ended September 30, 2010 and 2009, respectively.
(7) Property and Equipment
          Property and equipment, net, consists of the following:

	September 30,	December 31,
	2010	2009

Satellite system	$490,135	$490,126
Terrestrial repeater network	41,583	41,604
Leasehold improvements	7,250	7,250
Broadcast studio equipment	8,489	7,957
Capitalized software and hardware	54,798	53,772
Satellite telemetry, tracking and control facilities	33,121	32,877
Furniture, fixtures, equipment and other	28,089	27,418
Land	38,100	38,100
Building	53,969	53,851
Construction in progress	377,766	223,083

Total property and equipment	1,133,300	976,038
Accumulated depreciation and amortization	(234,987)	(176,633)

Property and equipment, net	$898,313	$799,405

          Depreciation and amortization expense on property and equipment was $18,771 and $22,939 for the three months ended September 30, 2010 and 2009, respectively and $58,544 and $87,703 for the nine months ended September 30, 2010 and 2009, respectively.

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
     Satellites
          We own four orbiting satellites, XM-1 and XM-2 serve as in-orbit spares while XM-3 and XM-4 transmit our signal. Our satellites were launched in March 2001, May 2001, February 2005 and October 2006, respectively. On October 14, 2010, we launched XM-5 to serve as an in-orbit spare to the existing fleet of satellites.
          During the nine months ended September 30, 2010, we capitalized interest and expenditures related to the construction of the satellites and related launch vehicle for XM-5 satellite.
(8) Related Party Transactions
          We had the following related party balances at September 30, 2010 and December 31, 2009:

	Related party		Related party		Related party		Related party		Related party
	current assets		long-term assets		current liabilities		long-term liabilities		long-term debt
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
Liberty Media	$-	$-	$1,572	$1,937	$4,758	$4,589	$-	$-	$161,479	$157,032
XM Canada	585	1,011	27,199	24,429	4,276	2,775	25,211	28,793	-	-
General Motors	-	99,554	-	85,364	-	93,107	-	17,508	-	-
American Honda	-	2,914	-	-	-	3,841	-	-	-	-
SIRIUS	-	-	-	-	106,484	80,381	-	-	-	-

Total	$585	$103,479	$28,771	$111,730	$115,518	$184,693	$25,211	$46,301	$161,479	$157,032

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
          Liberty Media has advised us that as of September 30, 2010 and December 31, 2009, respectively, it owned the following:

	September 30,	December 31,
	2010	2009
11.25% Senior Secured Notes due 2013	$87,000	$87,000
13% Senior Notes due 2013	76,000	76,000
7% Exchangeable Senior Subordinated Notes due 2014	11,000	11,000

Total principal debt	174,000	174,000
Less: discounts	(15,533)	(18,092)
Add: embedded derivatives	3,012	1,124

Total carrying value debt	$161,479	$157,032

          In October 2010, Liberty Media tendered its $87,000 of the 11.25% Senior Secured Notes due 2013 and purchased $50,000 of XM’s 7.625% Senior Notes due 2018 at issuance.
          As of September 30, 2010 and December 31, 2009, we recorded $4,758 and $4,589, respectively, related to accrued interest with Liberty Media to Related party current liabilities. We recognized Interest expense associated with debt held by Liberty Media of $6,169 and $6,609 for the three months ended September 30, 2010 and 2009, respectively, and $18,059 and $33,651 for the nine months ended September 30, 2010 and 2009, respectively.

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
     XM Canada
          In 2005, we entered into agreements to provide XM Canada with the right to offer XM satellite radio service in Canada. The agreements have an initial 10 year term and XM Canada has the unilateral option to extend the agreements for an additional five years. We receive a 15% royalty for all subscriber fees earned by XM Canada each month for its basic service and an activation fee for each gross activation of an XM Canada subscriber on our system. XM Canada is obligated to pay us a total of $70,300 for the rights to broadcast and market National Hockey League (“NHL”) games for a 10-year term. The estimated fair value of deferred revenue from XM Canada as of the Merger date was approximately $34,000, which is amortized on a straight-line basis through 2020, the expected term of the agreements. As of September 30, 2010 and December 31, 2009, the carrying value of deferred revenue related to XM Canada was $29,487 and $31,568, respectively.
          XM guarantees certain advertising obligations of XM Canada to the NHL for each season. In September 2010, we were notified that XM Canada has fulfilled and paid the agreed advertising spend for the 2009-2010 season with the NHL. As a result, we reduced our amount due from XM Canada, which is reported as a Related party current asset, and the corresponding liability by $844 at September 30, 2010.
          We have extended a Cdn$45,000 standby credit facility to XM Canada, which can be utilized to purchase terrestrial repeaters or finance royalty and activation fees payable to us. The facility matures on December 31, 2012 and bears interest at 17.75% per annum. We have the right to convert unpaid principal amounts into Class A subordinate voting shares of XM Canada at the price of Cdn$16.00 per share. As of September 30, 2010 and December 31, 2009, amounts drawn by XM Canada on this facility in lieu of payment of fees recorded in Related party long-term assets were $20,138, net of a $6,882 valuation allowance, and $18,429, respectively. The September 30, 2010 valuation allowance of $6,882 related to the absorption of our share of the net loss from our investment in XM Canada shares.
          As of September 30, 2010 and December 31, 2009, amounts due from XM Canada also included $7,061 and $6,000, respectively, attributable to deferred programming costs and accrued interest (in addition to the amounts drawn on the standby credit facility), all of which is reported as Related party long-term assets.
          We recorded the following revenue from XM Canada as Other revenue in our unaudited consolidated statements of operations:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Amortization of XM Canada deferred income	$693	$694	$2,081	$2,082
Subscriber and activation fees royalties	2,594	225	7,599	499
Licensing fee revenue	750	1,500	3,000	4,500
Advertising reimbursements	-	-	667	733

Total revenue from XM Canada	$4,037	$2,419	$13,347	$7,814

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
          We make bandwidth available to OnStar Corporation for audio and data transmissions to owners of XM-enabled GM vehicles, regardless of whether the owner is an XM subscriber. OnStar’s use of our bandwidth must be in compliance with applicable laws, must not compete or adversely interfere with our business, and must meet our quality standards. We also granted to OnStar a certain amount of time to use our studios on an annual basis and agreed to provide certain audio content for distribution on OnStar’s services.
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
          As of May 27, 2010, the following aggregate assets and liabilities related to GM and American Honda were reclassified from related party to non-related party:
          Balance sheet line item:

Related party current assets	$107,908
Related party long term assets	73,016
Related party current liabiilties	57,996
          We recorded the following total related party revenue from GM and American Honda, primarily consisting of subscriber revenue, in connection with the agreements discussed above:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010*	2009	2010*	2009

General Motors	$-	$8,831	$12,759	$22,087
American Honda	-	3,374	4,990	9,201

Total	$-	$12,205	$17,749	$31,288

*	GM and American Honda were considered related parties through May 27, 2010.
          We have incurred the following expenses with GM and American Honda:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2010*		2009		2010*		2009
	General	American	General	American	General	American	General	American
	Motors	Honda	Motors	Honda	Motors	Honda	Motors	Honda

Sales and marketing	$-	$-	$7,720	$1,647	$13,374	$-	$23,387	$4,391
Revenue share and royalties	-	-	15,008	1,636	15,823	3,167	46,664	4,601
Subscriber acquisition costs	-	-	9,035	-	17,514	1,969	25,066	-
Customer service and billing	-	-	-	-	125	-	-	-
Interest expense, net of amounts capitalized	-	-	-	-	1,421	-	-	-

Total	$-	$-	$31,763	$3,283	$48,257	$5,136	$95,117	$8,992

     SIRIUS
          As of September 30, 2010 and December 31, 2009, we owed SIRIUS $106,484 and $80,381, respectively.
          SIRIUS allocates certain expenses to us based on the estimated costs incurred by SIRIUS that pertain to us. Additionally, certain costs we incur benefit SIRIUS and are allocated to SIRIUS based on estimated costs incurred by us pertaining to SIRIUS. We settle amounts due between the parties on a semi-monthly and monthly basis, except for share-based payment arrangements which are settled at times agreed to between us and SIRIUS. Our financial position, results of operations and cash flows could differ from those that might have resulted had we operated autonomously.
          We recorded total advertising revenue allocated from SIRIUS of $6,111 and $2,473 for the three months ended September 30, 2010 and 2009, respectively, and $14,689 and $7,321 for the nine months ended September 30, 2010 and 2009, respectively.
          We recognized total allocated net operating expenses with SIRIUS of $70,126 and $39,532 for the three months ended September 30, 2010 and 2009, respectively, and $131,494 and $129,502 for the nine months ended September 30, 2010 and 2009, respectively.

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(9) Investments
          Investments consist of the following:

	September 30,	December 31,
	2010	2009

Investment in XM Canada	$-	$2,390
Investment in XM Canada debentures	3,323	2,970
Auction rate certificates	-	8,556
Restricted investments	250	250

Total investments	$3,573	$14,166

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
          We recorded the following amounts to Interest and investment income (loss):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Share of XM Canada net loss	$(2,926)	$(2,870)	$(9,416)	$(1,926)
Impairment of XM Canada	-	-	-	(4,734)
Gain on sale of auction rate certificate	-	-	425	-

Total	$(2,926)	$(2,870)	$(8,991)	$(6,660)

          In addition, during the three and nine months ended September 30, 2010, we recorded $35 and $144 as a foreign exchange gain to Accumulated other comprehensive loss, net of tax, related to our investment in XM Canada.
          We hold an investment in Cdn$4,000 face value of 8% convertible unsecured subordinated debentures issued by XM Canada, for which the embedded conversion feature is bifurcated from the host contract. The host contract is accounted for at fair value as an available-for-sale security with changes in fair value recorded to Accumulated other comprehensive loss, net of tax. The embedded conversion feature is accounted for at fair value as a derivative with changes in fair value recorded in earnings as Interest and investment income (loss). As of September 30, 2010, the carrying value of the host contract and embedded derivative related to our investment in the debentures was $3,323 and $0, respectively. As of December 31, 2009, the carrying value of the host contract and embedded derivative related to our investment in the debentures was $2,961 and $9, respectively.
     Auction Rate Certificates
          Auction rate certificates are long-term securities structured to reset their coupon rates by means of an auction. We accounted for our investment in auction rate certificates as available-for-sale securities. In January 2010, our investment in the auction rate certificates was called by the issuer at par plus accrued interest, or $9,456, resulting in a gain of $425 in the nine months ended September 30, 2010.

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
     Restricted Investments
          Restricted investments relate to deposits placed into escrow for the benefit of third parties pursuant to programming agreements.
(10) Fair Value
          The following table summarizes the fair value of our financial instruments at September 30, 2010:

	Fair Value Measurements Using
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable	Unobservable	Carrying
(in thousands)	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Value

Assets:
Host contract and embedded derivatives	N/A	N/A	$3,323	$3,323

Liabilities:

Debt-related embedded derivatives	$-	$-	$150,591	$150,591

          The following table presents the changes in the Level 3 fair-value category for the nine months ended September 30, 2010. We classify financial instruments in Level 3 of the fair-value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable, either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs. Fair values are determined using lattice models or market quotes. We recognized net unrealized losses in earnings of $45,711 and $33,666 for the three months ended September 30, 2010 and 2009, respectively, and $93,857 and $111,609 for the nine months ended September 30, 2010 and 2009, respectively.

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Auction Rate	Debentures and	Debt-Related
	Securities	Embedded Derivatives	Embedded Derivatives

Balance at December 31, 2009	$8,556	$2,970	$56,192

Total gains and losses (realized /unrealized)	425	117	94,399
Included in other comprehensive income	469	236	-
Sale of assets	(9,450)	-	-

Balance at September 30, 2010	$-	$3,323	$150,591

          As of September 30, 2010 and December 31, 2009, the aggregate carrying value of our debt was $1,523,617 and $1,607,143 (excludes embedded derivatives), respectively; while the aggregate fair value approximated $2,074,710 and $1,992,362, respectively. The fair value for publicly traded instruments is determined using quoted market prices and, for non-publicly traded instruments, fair value is based upon estimates from a market maker and brokerage firm.

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(11) Debt
          Our debt consists of the following:

	Conversion
	Price (per	September 30,	December 31,
	SIRIUS share)	2010	2009

10% Senior PIK Secured Notes due 2011 (a)	N/A	$-	$113,685
Less: discount		-	(7,711)
11.25% Senior Secured Notes due 2013 (b)	N/A	525,750	525,750
Less: discount		(26,483)	(32,259)
13% Senior Notes due 2013 (c)	N/A	778,500	778,500
Less: discount		(64,113)	(76,602)
9.75% Senior Notes due 2014 (d)	N/A	-	5,260
7% Exchangeable Senior Subordinated Notes due 2014 (e)	$1.875	550,000	550,000
Less: discount		(244,354)	(263,784)
Other debt:
Capital leases	N/A	4,317	14,304
Embedded derivatives (f)		150,591	56,192

Total debt		1,674,208	1,663,335
Less: current maturities		4,131	11,382

Total long-term		1,670,077	1,651,953
Less: related party		161,479	157,032

Total long-term, excluding related party		$1,508,598	$1,494,921

     (a) 10% Senior PIK Secured Notes due 2011
          At December 31, 2009, XM had outstanding $113,685 aggregate principal amount of 10% Senior PIK Secured Notes due 2011 (the “PIK Notes”). On June 1, 2010, we redeemed all outstanding PIK Notes at a price of 100% plus accrued interest. We recognized an aggregate loss on extinguishment of the PIK Notes of $4,480, consisting primarily of unamortized discount, as a Loss on extinguishment of debt and credit facilities, net, in our unaudited consolidated statements of operations.
     (b) 11.25% Senior Secured Notes due 2013
          In June 2009, XM issued $525,750 aggregate principal amount of 11.25% Senior Secured Notes due 2013 (the “11.25% Notes”). Interest is payable semi-annually in arrears on June 15 and December 15 of each year at a rate of 11.25% per annum. The 11.25% Notes mature on June 15, 2013. The 11.25% Notes were issued for $488,398, resulting in an aggregate original issuance discount of $37,352. Substantially all the domestic wholly-owned subsidiaries of XM guarantee XM’s obligations under the 11.25% Notes. The 11.25% Notes and related guarantees were secured by first-priority liens on substantially all of the assets of XM and the guarantors.
          On October 27, 2010, XM purchased $489,065 in aggregate principal amount of the 11.25% Notes. The aggregate purchase price for the 11.25% Notes, including the consent payments and accrued and unpaid interest, was $567,927. The purchases were made pursuant to the tender offer for the 11.25% Notes described in its Offer to Purchase and Consent Solicitation Statement dated October 13, 2010. Such tender offer for the 11.25% Notes is scheduled to expire on November 9, 2010 and XM may purchase additional 11.25% Notes tendered on or prior to that date pursuant to such tender offer. Concurrent with the tender offer for the 11.25% Notes, XM solicited consents to amend the 11.25% Notes and the related indenture and security documents to eliminate most of the restrictive covenants and certain events of default applicable to the 11.25% Notes and to release the security for, and guarantees of, the 11.25% Notes. The requisite consents to effect the amendments have been obtained and documentation giving effect to the amendments has been executed and delivered. Accordingly, the 11.25% Notes are no longer secured or guaranteed.

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
     (d) 9.75% Senior Notes due 2014
          On December 31, 2009, XM had outstanding $5,260 aggregate principal amount of 9.75% Senior Notes due 2014 (the “9.75% Notes”). On August 16, 2010, the Company redeemed all of the outstanding 9.75% Senior Notes plus accrued interest of $150 for $5,666. We recorded a loss on extinguishment on the 9.75% Notes of $256 due to the cash redemption premium paid, as a Loss on extinguishment of debt and credit facilities, net, in our unaudited consolidated statements of operations.
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
     (f) Embedded Derivatives
          We issued the 7% Exchangeable Senior Subordinated Notes due 2014 containing a non-detachable exchange feature. Upon completion of the Merger, these debt agreements were amended such that the exchange feature is settled in shares of SIRIUS common stock.
          The exchangeable feature is an embedded derivative, and subsequent to the Merger is required to be separated from the host contract for accounting purposes. The embedded derivatives are recorded as derivative liabilities and included in our debt balances in our statement of financial position and the changes in fair value of those derivatives are reported in the period in which the fair value changes. Due to the change in fair value of these embedded derivatives, we recognized $45,796 and $33,700 to Loss on change in value of embedded derivatives during the three months ended September 30, 2010 and 2009 and $94,399 and $111,703 for the nine months ended September 30, 2010 and 2009. The balance of derivative liabilities was $150,591 and $56,192 as of September 30, 2010 and December 31, 2009, respectively.
     7.625% Senior Notes due 2018
          In October 2010, XM issued $700,000 aggregate principal amount of 7.625% Senior Notes due 2018 (the “7.625% Senior Notes”). Interest is payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2011, at a rate of 7.625% per annum. A majority of the net proceeds were used to purchase $489,065 aggregate principal amount of our 11.25% Notes. The 7.625% Senior Notes mature on November 1, 2018. Substantially all of the domestic wholly-owned subsidiaries of XM guarantee XM’s obligations under the 7.625% Senior Notes.
Covenants and Restrictions
          Our debt generally requires compliance with certain covenants that restrict our ability to, among other things, (i) incur additional indebtedness unless SIRIUS’ consolidated leverage ratio would be no greater than 6.00 to 1.00 after the incurrence of the indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another person, (vi) sell, assign, lease or otherwise dispose of all or substantially all of our assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions. XM operates as an unrestricted subsidiary of SIRIUS for purposes of compliance with the covenants contained in SIRIUS’ debt instruments.
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
          At September 30, 2010, we were in compliance with our debt covenants.

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
(12) Commitments and Contingencies
          The following table summarizes our expected contractual cash commitments as of September 30, 2010:

	Remaining
(in thousands)	2010	2011	2012	2013	2014	Thereafter	Total

Long-term debt obligations	$1,488	$2,781	$46	$1,304,252	$550,000	$-	$1,858,567
Cash interest payments	48,929	198,949	198,852	169,278	38,500	-	654,508
Lease obligations	11,664	11,811	8,297	6,106	5,649	4,264	47,791
Satellite and transmission	1,836	3,915	91	94	97	9,053	15,086
Programming and content	10,786	110,957	98,480	20,683	10,350	4,000	255,256
Satellite performance incentive payments	1,124	4,695	5,030	5,392	5,784	37,048	59,073
Marketing and distribution	10,357	9,445	9,034	3,000	3,000	1,500	36,336
Other	1,129	628	163	1	-	-	1,921

Total	$87,313	$343,181	$319,993	$1,508,806	$613,380	$55,865	$2,928,538

          Long-term debt obligations. Long-term debt obligations include principal payments on outstanding debt and capital lease obligations. Included in the chart above is the aggregate principal balance of $525,750 of the 11.25% Notes. On October 27, 2010, XM purchased $489,065 in aggregate principal amount of the 11.25% Notes. The aggregate purchase price for the 11.25% Notes, including the consent payments and accrued and unpaid interest, was $567,927. The purchases were made pursuant to the tender offer for the 11.25% Notes described in its Offer to Purchase and Consent Solicitation Statement dated October 13, 2010. Such tender offer for the 11.25% Notes is scheduled to expire on November 9, 2010 and XM may purchase additional 11.25% Notes tendered on or prior to such date pursuant to such tender offer. The table above continues to reflect the contractual payments of interest and principal for the 11.25% Notes. The above chart does not include the aggregate principal amount of $700,000 of the 7.625% Senior Notes due 2018 issued on October 27, 2010 and payments of interest and principal for these notes.
          Cash interest payments. Cash interest payments include interest due on outstanding debt through maturity and does not give effect to the issuance of the 7.625% Senior Notes due 2018 issued on October 27, 2010 or the purchase of $489,065 in aggregate principal amount of the 11.25% Notes.
          Operating lease obligations. We have entered into cancelable and non-cancelable operating leases for office space, equipment and terrestrial repeaters. These leases provide for minimum lease payments, additional operating expense charges, leasehold improvements and rent escalations that have initial terms ranging from one to fifteen years, and certain leases that have unilateral renewal options. The effect of the rent holidays and rent concessions are recognized on a straight-line basis over the lease term, including reasonably assured renewal periods.
          Satellite and transmission. We have entered into agreements with third parties to operate and maintain the off-site satellite telemetry, tracking and control facilities and certain components of our terrestrial repeater networks. We have also entered into various agreements to design and construct satellites and related launch vehicles for use in our systems.
          Programming and content. We have entered into various programming agreements. Under the terms of these agreements, we are obligated to provide payments to other entities that may include fixed payments, advertising commitments and revenue sharing arrangements.
          Satellite incentive payments. Boeing Satellite Systems International, Inc., the manufacturer of our four in-orbit satellites, may be entitled to future in-orbit performance payments with respect to two of our four satellites. As of September 30, 2010, we have accrued $28,599 related to contingent in-orbit performance payments for XM-3 and XM-4 based on expected operating performance over their fifteen year design life. Boeing may also be entitled to an additional $10,000 if XM-4 continues to operate above baseline specifications during the five years beyond the satellite’s fifteen year design life.
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
     Legal Proceedings
          FCC Merger Order. On July 25, 2008, the FCC adopted an order approving the Merger. In September 2008, Mt. Wilson FM Broadcasters, Inc. filed a Petition for Reconsideration of the FCC’s merger order. On October 19, 2010, the FCC released an Order dismissing this Petition for Reconsideration.
          Advanced Recording Functionality Disputes. Commencing in May 2006, holders of copyrights in sound recordings and holders of copyrights in musical works brought three actions against XM for copyright infringement in the Federal District Court in the Southern District of New York; namely, Atlantic Recording Corp. et al. v. XM Satellite Radio Inc., Famous Music LLC, et al. v. XM Satellite Radio, Inc., and In re XM Satellite Radio Copyright Litigation. These actions sought monetary damages and equitable relief in connection with the advanced recording functionality included in the XM Inno, the XM NeXus, the XM Helix, the XM SkyFi3 line of satellite radios. As previously reported, XM settled these claims with the major record companies and a significant number of music publishers, resulting in the dismissal of two of the three actions. XM has also reached agreement with certain independent holders of sound recordings and musical works to settle the third action, a purported class action.
          We believe that the distribution and use of their products do not violate applicable copyright laws or any other statutory or common laws. There can be no assurance regarding the ultimate outcome of these matters and settlement discussions, or the significance, if any, to our business, consolidated results of operations or financial position.
          State Consumer Investigations. In October 2010, a Multistate Working Group, led by the Attorney General of the State of Ohio and joined by the Offices of the Attorneys General of Arizona, Connecticut, Tennessee, Vermont and the District of Columbia, commenced a multi-jurisdictional investigation into certain of XM’s consumer practices. The investigation focuses on practices relating to the cancellation of subscriptions; automatic renewal of subscriptions; charging, billing, collecting, and refunding or crediting of payments from consumers; and soliciting customers.
          A separate investigation into XM’s consumer-related practices is being conducted by the Attorney General of the State of Florida. In addition, in September 2010, the Attorney General of the State of Missouri commenced an action against us regarding our telemarketing practices to residents of the State of Missouri.
          We are cooperating with these investigations and believe our consumer-related practices comply with all applicable federal and state laws and regulations.
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
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

			XM	XM 1500	XM			Consolidated
	XM Satellite	XM Radio	Equipment	Eckington	Investment	Other		XM Satellite
(in thousands)	Radio Inc.	Inc.	Leasing LLC	LLC	LLC	Subsidiaries	Eliminations	Radio Inc.
Revenue	$382,256	$-	$-	$2,566	$334	$-	$(2,899)	$382,257

Cost of services	124,516	3	-	-	-	-	-	124,519
Subscriber acquisition costs	38,674	-	-	-	-	-	-	38,674
Sales and marketing	27,833	-	-	-	-	-	-	27,833
Engineering, design and development	5,261	-	-	-	-	-	-	5,261
General and administrative	20,936	-	11	290	71	-	(2,201)	19,107
Depreciation and amortization	34,389	-	-	508	102	-	-	34,999
Restructuring, impairments and related costs	197	-	-	-	-	-	-	197

Total operating expenses	251,806	3	11	798	173	-	(2,201)	250,590

Income (loss) from operations	130,450	(3)	(11)	1,768	161	-	(698)	131,667
Other income (expense):
Interest expense, net of amounts capitalized	(51,834)	-	-	-	-	-	-	(51,834)
Loss on extinguishment of debt and credit facilities, net	(256)	-	-	-	-	-	-	(256)
Gain (loss) on change in value of embedded derivative	(45,796)	-	-	-	-	-	-	(45,796)
Interest and investment income (loss)	376	-	-	-	-	(95)	(2,029)	(1,748)
Other income (expense)	(2,214)	48,805	2,834	-	-	14,810	(63,010)	1,225

Net income (loss) before income taxes	30,726	48,802	2,823	1,768	161	14,715	(65,737)	33,258
Benefit from (provision for) income taxes	(260)	(2,532)	-	-	-	-	-	(2,792)

Net income (loss)	$30,466	$46,270	$2,823	$1,768	$161	$14,715	$(65,737)	$30,466

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

			XM
			Equipment	XM 1500	XM			Consolidated
	XM Satellite	XM Radio	Leasing	Eckington	Investment	Other		XM Satellite
(in thousands)	Radio Inc.	Inc.	LLC	LLC	LLC	Subsidiaries	Eliminations	Radio Inc.
Revenue	$325,473	$-	$-	$2,605	$333	$-	$(2,938)	$325,473

Cost of services	122,489	-	(12)	-	-	-	-	122,477
Subscriber acquisition costs	35,049	-	-	-	-	-	-	35,049
Sales and marketing	26,055	-	-	-	-	-	-	26,055
Engineering, design and development	5,413	-	-	-	-	-	-	5,413
General and administrative	26,796	-	30	292	87	-	(1,989)	25,216
Depreciation and amortization	39,862	-	1,114	508	103	-	-	41,587
Restructuring, impairments and related costs	3,029	-	-	-	-	-	-	3,029

Total operating expenses	258,693	-	1,132	800	190	-	(1,989)	258,826

Income (loss) from operations	66,780	-	(1,132)	1,805	143	-	(949)	66,647

Other income (expense):
Interest expense, net of amounts capitalized	(70,537)	-	-	-	-	-	-	(70,537)
Loss on extinguishment of debt and credit facilities, net	(3,787)	-	-	-	-	-	-	(3,787)
Gain (loss) on change in value of embedded derivative	(33,700)	-	-	-	-	-	-	(33,700)
Interest and investment income (loss)	1,540	-	-	-	-	-	(3,681)	(2,141)
Other income (expense)	(2,490)	46,185	2,872	-	-	14,637	(59,880)	1,324

Net income (loss) before income taxes	(42,194)	46,185	1,740	1,805	143	14,637	(64,510)	(42,194)
Benefit from (provision for) income taxes	(578)	(578)	-	-	-	-	578	(578)

Net income (loss)	$(42,772)	$45,607	$1,740	$1,805	$143	$14,637	$(63,932)	$(42,772)

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

			XM
			Equipment	XM 1500	XM			Consolidated
	XM Satellite	XM Radio	Leasing	Eckington	Investment	Other		XM Satellite
(in thousands)	Radio Inc.	Inc.	LLC	LLC	LLC	Subsidiaries	Eliminations	Radio Inc.
Revenue	$1,105,830	$-	$-	$7,729	$997	$-	$(8,696)	$1,105,860

Cost of services	363,772	7	-	-	-	-	-	363,779
Subscriber acquisition costs	109,691	-	-	-	-	-	-	109,691
Sales and marketing	81,390	-	-	-	-	-	-	81,390
Engineering, design and development	15,482	-	-	-	-	-	-	15,482
General and administrative	79,358	185	23	857	216	-	(6,604)	74,035
Depreciation and amortization	107,056	-	-	1,523	307	-	-	108,886
Restructuring, impairments and related costs	900	-	-	-	-	-	-	900

Total operating expenses	757,649	192	23	2,380	523	-	(6,604)	754,163

Income (loss) from operations	348,181	(192)	(23)	5,349	474	-	(2,092)	351,697

Other income (expense):
Interest expense, net of amounts capitalized	(168,714)	-	-	-	-	-	-	(168,714)
Loss on extinguishment of debt and credit facilities, net	(4,881)	-	-	-	-	-	-	(4,881)
Gain (loss) on change in value of embedded derivative	(94,399)	-	-	-	-	-	-	(94,399)
Interest and investment income (loss)	4,494	-	-	-	-	(263)	(9,883)	(5,652)
Other income (expense)	(7,624)	142,174	8,484	-	-	43,945	(184,285)	2,694

Net income (loss) before income taxes	77,057	141,982	8,461	5,349	474	43,682	(196,260)	80,745
Benefit from (provision for) income taxes	(250)	(3,688)	-	-	-	-	-	(3,938)

Net income (loss)	$76,807	$138,294	$8,461	$5,349	$474	$43,682	$(196,260)	$76,807

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

			XM	XM 1500	XM			Consolidated
	XM Satellite	XM Radio	Equipment	Eckington	Investment	Other		XM Satellite
(in thousands)	Radio Inc.	Inc.	Leasing LLC	LLC	LLC	Subsidiaries	Eliminations	Radio Inc.
Revenue	$934,539	$-	$-	$7,740	$997	$-	$(8,738)	$934,538

Cost of services	372,513	-	6	-	-	-	-	372,519
Subscriber acquisition costs	83,524	-	-	-	-	-	-	83,524
Sales and marketing	84,565	-	-	-	-	-	-	84,565
Engineering, design and development	16,798	-	-	-	-	-	-	16,798
General and administrative	97,067	-	30	938	259	-	(6,605)	91,689
Depreciation and amortization	138,150	-	6,554	1,416	342	-	-	146,462
Restructuring, impairments and related costs	29,614	-	-	-	-	-	-	29,614

Total operating expenses	822,231	-	6,590	2,354	601	-	(6,605)	825,171

Income (loss) from operations	112,308	-	(6,590)	5,386	396	-	(2,133)	109,367

Other income (expense):
Interest expense, net of amounts capitalized	(226,376)	-	-	-	-	-	-	(226,376)
Loss on extinguishment of debt and credit facilities, net	(111,863)	-	-	-	-	-	-	(111,863)
Gain (loss) on change in value of embedded derivative	(111,703)	-	-	-	-	-	-	(111,703)
Interest and investment income (loss)	(1,131)	-	-	-	-	-	(3,681)	(4,812)
Other income (expense)	(4,074)	132,925	8,676	-	-	43,530	(178,509)	2,548

Net income (loss) before income taxes	(342,839)	132,925	2,086	5,386	396	43,530	(184,323)	(342,839)
Benefit from (provision for) income taxes	(1,733)	(1,733)	-	-	-	-	1,733	(1,733)

Net income (loss)	$(344,572)	$131,192	$2,086	$5,386	$396	$43,530	$(182,590)	$(344,572)

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF SEPTEMBER 30, 2010

			XM
			Equipment	XM 1500	XM			Consolidated
	XM Satellite		Leasing	Eckington	Investment	Other		XM Satellite
(in thousands)	Radio Inc.	XM Radio Inc.	LLC	LLC	LLC	Subsidiaries	Eliminations	Radio Inc.
Current assets:
Cash and cash equivalents	$116,387	$—	$—	$10,916	$1,550	$—	$—	$128,853
Accounts receivable, net	57,372	—	—	—	—	—	—	57,372
Receivables from distributors	11,165	—	—	—	—	—	—	11,165
Due from subsidiaries/affiliates	68,138	922,420	72,526	51,493	5,835	821,392	(1,941,804)	—
Inventory, net	5,870	—	—	—	—	—	—	5,870
Prepaid expenses	128,688	—	—	—	—	—	—	128,688
Related party current assets	587	—	—	—	—	—	(2)	585
Deferred tax asset	67,415	—	—	—	—	—	—	67.415
Other current assets	3,653	—	64	330	—	—	1,781	5,828

Total current assets	459,275	922,420	72,590	62,739	7,385	821,392	(1,940,025)	405,776
Property and equipment, net	830,467	—	—	55,634	12,212	—	—	898,313
Investment in subsidiaries/affiliates	3,187,601	—	—	—	—	—	(3,187,601)	—
Restricted investments	250	—	—	—	—	—	—	250
Deferred financing fees, net	63,238	—	—	—	—	—	—	63,238
Intangible assets, net	561,177	2,000,000	—	—	—	—	—	2,561,177
Related party long-term assets	28,771	—	—	—	—	—	—	28,771
Other long-term assets	75,616	—	—	1,999	—	—	—	77,615

Total assets	$5,206,395	$2,922,420	$72,590	$120,372	$19,597	$821,392	$(5,127,626)	$4,035,140

Current liabilities:
Accounts payable and accrued expenses	$271,984	$—	$99	$9	$—	$—	$(52,775)	$219,317
Accrued interest	42,788	—	—	—	—	—	—	42,788
Due to subsidiaries/affiliates	1,878,350	—	—	7,309	804	3,417	(1,889,880)	—
Current portion of deferred revenue	551,637	—	—	—	—	—	—	551,637
Current portion of deferred credit on executory contracts	266,096	—	—	—	—	—	—	266,096
Current maturities of long-term debt	4,131	—	—	—	—	—	—	4,131
Related party current liabilities	109,601	4	257	—	—	—	5,656	115,518

Total current liabilities	3,124,587	4	356	7,318	804	3,417	(1,936,999)	1,199,487
Deferred revenue	152,348	—	—	—	—	—	—	152,348
Deferred credit on executory contracts	580,161	—	—	—	—	—	—	580,161
Long-term debt	1,508,598	—	—	—	—	—	—	1,508,598
Long-term related party debt	161,479	—	—	—	—	—	—	161,479
Deferred tax liability	164,006	758,186	—	—	—	—	—	922,192
Related party long-term liability	25,211	—	—	—	—	—	—	25,211
Other long-term liabilities	42,201	—	—	(1,315)	—	—	(3,025)	37,861

Total liabilities	5,758,591	758,190	356	6,003	804	3,417	(1,940,024)	4,587,337

Commitments and contingencies
Stockholder’s equity (deficit):
Capital stock	—	—	—	—	—	—	—	—
Accumulated other comprehensive loss	(5,823)	—	—	—	—	—	—	(5,823)
Additional paid-in-capital	6,060,660	1,781,641	57,854	99,348	17,615	691,811	(2,648,269)	6,060,660
Retained earnings (deficit)	(6,607,033)	382,589	14,380	15,021	1,178	126,164	(539,333)	(6,607,034)

Total stockholder’s equity (deficit)	(552,196)	2,164,230	72,234	114,369	18,793	817,975	(3,187,602)	(552,197)

Total liabilities and stockholder’s equity(deficit)	$5,206,395	$2,922,420	$72,590	$120,372	$19,597	$821,392	$(5,127,626)	$4,035,140

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2009

			XM
			Equipment	XM 1500	XM			Consolidated
	XM Satellite		Leasing	Eckington	Investment	Other		XM Satellite
(in thousands)	Radio Inc.	XM Radio Inc.	LLC	LLC	LLC	Subsidiaries	Eliminations	Radio Inc.
Current assets:
Cash and cash equivalents	$205,638	$-	$16	$5,615	$886	$-	$-	$212,155
Accounts receivable, net	60,042	-	-	-	-	-	-	60,042
Receivables from distributors	-	-	-	-	-	-	-	-
Due from subsidiaries/affiliates	44,316	784,768	63,941	48,768	6,216	774,293	(1,722,302)	-
Inventory, net	4,016	-	-	-	-	-	-	4,016
Prepaid expenses	75,199	-	-	-	-	-	-	75,199
Related party current assets	103,479	-	-	-	-	-	-	103,479
Deferred tax asset	64,641	-	-	-	-	-	-	64,641
Other current assets	4,325	-	64	196	-	-	-	4,585

Total current assets	561,656	784,768	64,021	54,579	7,102	774,293	(1,722,302)	524,117

Property and equipment, net	729,729	-	-	57,157	12,519	-	-	799,405
Investment in subsidiaries/affiliates	2,991,341	-	-	-	-	-	(2,991,341)	-
Restricted investments	250	-	-	-	-	-	-	250
Deferred financing fees, net	68,571	-	-	-	-	-	-	68,571
Intangible assets, net	611,461	2,000,000	-	-	-	-	-	2,611,461
Related party long-term assets	111,730	-	-	-	-	-	-	111,730
Other long-term assets	23,478	-	-	2,051	-	-	-	25,529

Total assets	$5,098,216	$2,784,768	$64,021	$113,787	$19,621	$774,293	$(4,713,643)	$4,141,063

Current liabilities:
Accounts payable and accrued expenses	$241,981	$-	$105	$295	$72	$-	$(44,234)	$198,219
Accrued interest	46,939	-	-	-	-	-	-	46,939
Due to subsidiaries/affiliates	1,671,720	-	-	4,810	714	-	(1,677,244)	-
Current portion of deferred revenue	506,441	-	-	-	-	-	-	506,441
Current portion of deferred credit on executory contracts	252,831	-	-	-	-	-	-	252,831
Current maturities of long-term debt	11,382	-	-	-	-	-	-	11,382
Current maturities of long-term related party debt	-	-	-	-	-	-	-	-
Related party current liabilities	180,667	-	143	977	516	-	2,390	184,693

Total current liabilities	2,911,961	-	248	6,082	1,302	-	(1,719,088)	1,200,505
Deferred revenue	133,863	-	-	-	-	-	-	133,863
Deferred credit on executory contracts	784,078	-	-	-	-	-	-	784,078
Long-term debt	1,494,921	-	-	-	-	-	-	1,494,921
Long-term related party debt	157,032	-	-	-	-	-	-	157,032
Deferred tax liability	156,442	758,832	-	-	-	-	-	915,274
Related party long-term liability	46,301	-	-	-	-	-	-	46,301
Other long-term liabilities	43,379	-	-	(1,315)	-	-	(3,213)	38,851

Total liabilities	5,727,977	758,832	248	4,767	1,302	-	(1,722,301)	4,770,825

Commitments and contingencies
Stockholder’s equity (deficit):
Capital stock	-	-	-	-	-	-	-	-
Accumulated other comprehensive loss	(6,581)	-	-	-	-	-	-	(6,581)
Additional paid-in-capital	6,060,659	1,781,641	57,853	99,348	17,615	691,811	(2,648,267)	6,060,660
Retained earnings (deficit)	(6,683,839)	244,295	5,920	9,672	704	82,482	(343,075)	(6,683,841)

Total stockholder’s equity (deficit)	(629,761)	2,025,936	63,773	109,020	18,319	774,293	(2,991,342)	(629,762)

Total liabilities and stockholder’s equity (deficit)	$5,098,216	$2,784,768	$64,021	$113,787	$19,621	$774,293	$(4,713,643)	$4,141,063

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING STATEMENT OF STOCKHOLDER’S DEFICIT AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

	XM Satellite		XM Equipment	XM 1500	XM Investment	Other		Consolidated XM
(in thousands)	Radio Inc.	XM Radio Inc.	Leasing LLC	Eckington LLC	LLC	Subsidiaries	Eliminations	Satellite Radio Inc.
Balance at December 31, 2009	$(629,761)	$2,025,936	$63,773	$109,020	$18,319	$774,293	$(2,991,342)	$(629,762)
Net income (loss)	76,807	138,294	8,461	5,349	474	43,682	(196,260)	76,807
Other comprehensive loss:
Unrealized gain on available-for-sale securities	469	-	-	-	-	-	-	469
Foreign currency translation adjustment	289	-	-	-	-	-	-	289

Comprehensive income (loss)	77,565	138,294	8,461	5,349	474	43,682	(196,260)	77,565

Balance at September 30, 2010	$(552,196)	$2,164,230	$72,234	$114,369	$18,793	$817,975	$(3,187,602)	$(552,197)

XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

			XM
			Equipment	XM 1500	XM			Consolidated
	XM Satellite	XM Radio	Leasing	Eckington	Investment	Other		XM Satellite
(in thousands)	Radio Inc.	Inc.	LLC	LLC	LLC	Subsidiaries	Eliminations	Radio Inc.
Net cash provided by (used in) operating activities	$202,926	$-	$(16)	$5,301	$664	$-	$-	$208,875

Cash flows from investing activities:
Additions to property and equipment	(172,317)	-	-	-	-	-	-	(172,317)
Sale of restricted and other investments	9,450	-	-	-	-	-	-	9,450

Net cash (used in) provided by investing activities	(162,867)	-	-	-	-	-	-	(162,867)

Cash flows from financing activities:
Payment of premiums on redemption of debt	(256)	-	-	-	-	-	-	(256)
Repayment of long-term borrowings	(129,054)	-	-	-	-	-	-	(129,054)

Net cash provided by (used in) financing activities	(129,310)	-	-	-	-	-	-	(129,310)

Net increase (decrease) in cash and cash equivalents	(89,251)	-	(16)	5,301	664	-	-	(83,302)
Cash and cash equivalents at beginning of period	205,638	-	16	5,615	886	-	-	212,155

Cash and cash equivalents at end of period	$116,387	$-	$-	$10,916	$1,550	$-	$-	$128,853

XM SATELLITE RADIO INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — Continued
(Dollar amounts in thousands, unless otherwise stated)
XM SATELLITE RADIO INC., SUBSIDIARIES AND AFFILIATES
UNAUDITED CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

			XM
			Equipment	XM 1500	XM			Consolidated
	XM Satellite	XM Radio	Leasing	Eckington	Investment	Other		XM Satellite
(in thousands)	Radio Inc.	Inc.	LLC	LLC	LLC	Subsidiaries	Eliminations	Radio Inc.
Net cash provided by (used in) operating activities	$224,975	$-	$(5)	$3,088	$560	$-	$-	$228,618

Cash flows from investing activities:
Additions to property and equipment	(38,811)	-	-	-	-	-	-	(38,811)

Net cash used in investing activities	(38,811)	-	-	-	-	-	-	(38,811)

Cash flows from financing activities:
Long-term borrowings, net of costs	387,184	-	-	-	-	-	-	387,184
Related Party long-term borrowings, net of costs	95,093	-	-	-	-	-	-	95,093
Payment of premiums on redemption of debt	(17,075)	-	-	-	-	-	-	(17,075)
Repayment of long-term borrowings	(256,662)	-	-	-	-	-	(179,065)	(435,727)
Repayment of related party long-term bo	(100,000)	-	-	-	-	-	-	(100,000)

Net cash used in financing activities	108,540	-	-	-	-	-	(179,065)	(70,525)

Net increase (decrease) in cash and cash equivalents	294,704	-	(5)	3,088	560	-	(179,065)	119,282
Cash and cash equivalents at beginning of period	205,861	-	15	760	104	-	-	206,740

Cash and cash equivalents at end of period	$500,565	$-	$10	$3,848	$664	$-	$(179,065)	$326,022

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
          Among the significant factors that could cause our actual results to differ materially from those expressed in the forward-looking statements are:
•	our dependence upon automakers, many of which have experienced a dramatic drop in sales, and other third parties, such as manufacturers and distributors of satellite radios, retailers and programming providers;

•	our substantial indebtedness;

•	the useful life of our satellites, which have experienced component failures including, with respect to a number of satellites, failures on their solar arrays, and, in certain cases, are not insured; and

•	our competitive position versus other forms of audio entertainment including terrestrial radio, HD radio, Internet radio, mobile phones, iPods and other MP3 devices, and emerging next-generation networks and technologies.
          Third-party content is an important part of our satellite radio service, and we compete with many entities for content. We have entered into a number of important content arrangements, including an agreement with Major League Baseball (“MLB”), which require us to pay substantial sums. Our agreement with MLB expires at the end of the 2012 MLB season. We may not be able to secure new programming arrangements with these providers, or enter into new agreements at costs that are acceptable to us. If we do not secure new programming arrangements with these providers, certain of our subscribers may elect to cancel or not to renew their subscriptions. We cannot quantify how many subscribers may cancel or elect not to renew their subscriptions if we fail to secure new programming arrangements with these providers; however, we have no reason to believe that any such subscriber loss will be material to our business or financial condition taken as a whole.
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
Executive Summary
          We broadcast our music, sports, news, talk, entertainment, traffic and weather channels in the United States on a subscription fee basis through our proprietary satellite radio system. Our system consists of five in-orbit satellites, over 650 terrestrial repeaters that receive and retransmit signals, satellite uplink facilities and studios. Subscribers can also receive certain of our music and other channels over the Internet, including through an application on the Apple iPhone, and Blackberry and Android smartphones.
          On July 28, 2008 XM Satellite Radio Holdings Inc. (“XM Holdings”) merged with and into Vernon Merger Corporation, a wholly owned subsidiary of Sirius Satellite Radio Inc. (the “Merger”) and, as a result, XM Holdings became a wholly owned subsidiary of Sirius XM Radio Inc. (“SIRIUS”). In April 2010, XM Holdings merged with and into XM Satellite Radio Inc. (“XM”). XM was the surviving corporation of the merger, and as a result, XM became a direct wholly-owned subsidiary of SIRIUS.
          Our satellite radios are primarily distributed through automakers (“OEMs”), nationwide through retail locations and through our website. We have agreements with major automakers to offer satellite radios as factory- or dealer-installed equipment in their vehicles. Our radios are also offered to customers of certain daily rental car companies.
          As of September 30, 2010, we had 10,218,265 subscribers. Our subscriber totals include subscribers under our regular pricing plans; discounted pricing plans; subscribers that have prepaid, including payments either made or due from automakers and dealers for subscriptions included in the sale or lease price of a vehicle; activated radios in daily rental fleet vehicles; certain subscribers to XM Radio Online, our Internet service; and certain subscribers to our weather, traffic and data services.
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
          In certain cases, automakers include a subscription to our radio services in the sale or lease price of new and certified pre-owned vehicles. The length of these prepaid subscriptions varies, but is typically three months. We also reimburse various automakers for certain costs associated with satellite radios installed in their vehicles.
          We also have an interest in a satellite radio service offered in Canada. Subscribers to the Canadian Satellite Radio Holdings Inc. (“XM Canada”) service are not included in our subscriber count.
          XM together with its subsidiaries, operates as an unrestricted subsidiary under the agreements governing SIRIUS’ existing indebtedness. As a result, transactions between the companies are required to comply with various contractual provisions in our respective debt agreements.

Actual Results of Operations
          Set forth below are our results of operations for the three and nine months ended September 30, 2010 compared with the three and nine months ended September 30, 2009.
     Total Revenue
          Subscriber Revenue includes subscription fees, activation and other fees and the effects of rebates.
•	Three Months: For the three months ended September 30, 2010 and 2009, subscriber revenue was $320,808 and $304,714, respectively, an increase of 5%, or $16,094. The increase was primarily attributable to the 5% increase in daily weighted average subscribers, an increase in the sale of “Best of” programming, decreases in discounts on multi-subscription and internet packages and a $5,962 decrease in the impact of purchase price accounting adjustments attributable to deferred subscriber revenues, partially offset by an increase in the number of subscribers on promotional plans.

•	Nine Months: For the nine months ended September 30, 2010 and 2009, subscriber revenue was $938,711 and $884,038, respectively, an increase of 6%, or $54,673. The increase was primarily attributable to the 3% increase in daily weighted average subscribers, an increase in the sale of “Best of” programming, decreases in discounts on multi-subscription and internet packages and a $28,894 decrease in the impact of purchase price accounting adjustments attributable to deferred subscriber revenues, partially offset by an increase in the number of subscribers on promotional plans.
          Future subscriber revenue will be dependent, among other things, upon the growth of our subscriber base, conversion and churn rates, promotions, rebates offered to subscribers and corresponding take-rates, plan mix, subscription prices and the identification of additional revenue streams from subscribers. The impact of purchase price accounting adjustments attributable to subscriber deferred revenues will continue to decline in absolute amount and as a percentage of reported total subscriber revenues through 2013 as balances are earned over the subscription period.
          Advertising Revenue includes the sale of advertising on our non-music channels, net of agency fees. Agency fees are based on a contractual percentage of the gross advertising billing revenue.
•	Three Months: For the three months ended September 30, 2010 and 2009, advertising revenue was $6,247 and $4,147, respectively, an increase of 51%, or $2,100. The increase was primarily due to more effective sales efforts and improvements in the national market for advertising.

•	Nine Months: For the nine months ended September 30, 2010 and 2009, advertising revenue was $15,362 and $13,475, respectively, an increase of 14%, or $1,887. The increase was primarily due to more effective sales efforts and improvements in the national market for advertising, partially offset by the expiration of a long-term contract.
          Our advertising revenue is subject to fluctuation based on the effectiveness of our sales efforts and the national economic environment. We expect advertising revenue to grow as our subscribers increase and the economy improves.
          Equipment Revenue includes revenue and royalties from the sale of radios, components and accessories.
•	Three Months: For the three months ended September 30, 2010 and 2009, equipment revenue was $13,300 and $5,657, respectively, an increase of 135%, or $7,643. The increase was driven by royalties from increased OEM installations.

•	Nine Months: For the nine months ended September 30, 2010 and 2009, equipment revenue was $37,517 and $17,681, respectively, an increase of 112%, or $19,836. The increase was driven by royalties from increased OEM installations.
          We expect equipment revenue to fluctuate based on OEM installations for which we receive royalty payments for our technology and, to a lesser extent, on the volume and mix of equipment sales in our direct to consumer business.
          Other Revenue includes the U.S. Music Royalty Fee, revenue from affiliates, content licensing fees and syndication fees.
•	Three Months: For the three months ended September 30, 2010 and 2009, other revenue was $41,902 and $10,955, respectively. The $30,947 increase was primarily due to the introduction of the U.S. Music Royalty Fee in the third quarter of 2009.

•	Nine Months: For the nine months ended September 30, 2010 and 2009, other revenue was $114,270 and $19,344, respectively. The $94,926 increase was primarily due to the introduction of the U.S. Music Royalty Fee in the third quarter of 2009.
          Future other revenues will be dependent, among other items, upon subscribers becoming subject to the U.S. Music Royalty Fee at subscription renewal dates, the growth of our subscribers, and the monthly fee assessed for the U.S. Music Royalty Fee. The FCC’s order approving the Merger allows us to pass through cost increases incurred since the filing of our FCC merger application as a result of statutorily or contractually required payments to the music, recording and publishing industries for the performance of musical works and sound recordings or for device recording fees.
     Operating Expenses
          Revenue Share and Royalties include distribution and content provider revenue share, residuals and broadcast and web streaming royalties. Residuals are monthly fees paid based upon the number of subscribers using radios purchased from retailers. Advertising revenue share is recognized as a component of revenue share and royalties in the period in which the advertising is broadcast.
•	Three Months: For the three months ended September 30, 2010 and 2009, revenue share and royalties were $49,444 and $46,976, respectively, an increase of 5%, or $2,468. The increase was primarily attributable to a 8% increase in our revenues subject to royalty and/or revenue sharing arrangements and a 8% increase in the statutory royalty rate for the performance of sound recordings, partially offset by a decrease in the revenue sharing rate with an automaker and a $4,526 increase in the benefit to earnings from the amortization of deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger.

•	Nine Months: For the nine months ended September 30, 2010 and 2009, revenue share and royalties were $138,296 and $142,997, respectively, a decrease of 3%, or $4,701. The decrease was primarily attributable to a decrease in the revenue sharing rate with an automaker and a $13,663 increase in the benefit to earnings from the amortization of deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger, partially offset by a 8% increase in our revenues subject to royalty and/or revenue sharing arrangements and a 8% increase in the statutory royalty rate for the performance of sound recordings.
          We expect our revenue sharing and royalty costs to increase as our revenues grow, as we expand our distribution of our radios through automakers, and as a result of statutory increases in the royalty rate for the performance of sound recordings. Under the terms of the Copyright Royalty Board’s decision, we paid royalties of 6.5% and 7.0% of gross revenues, subject to certain exclusions, for 2009 and 2010, respectively, and will pay royalties of 7.5% and 8.0% for 2011 and 2012, respectively. Our next rate setting proceeding before the Copyright Royalty Board is scheduled to commence in January 2011 and the results of that proceeding may have an impact on our results of operations. The deferred credits on executory contracts initially recognized in purchase price accounting associated with the Merger are expected to provide increasing benefits to revenue share and royalties through the expiration of the executory contracts, principally in 2012 and 2013.
          Programming and Content includes costs to acquire, create and produce content and on-air talent costs. We have entered into various agreements with third parties for music and non-music programming that require us to pay license fees, share advertising revenue, purchase advertising on media properties owned or controlled by the licensor and pay other guaranteed amounts. Purchased advertising is recognized as a component of sales and marketing expense and the cost of sharing advertising revenue is recognized as a component of revenue share and royalties in the period in which the advertising is broadcast.
•	Three Months: For the three months ended September 30, 2010 and 2009, programming and content expenses were $26,204 and $27,811, respectively, a decrease of 6%, or $1,607. The decrease was primarily due to savings in content agreements, partially offset by a $4,162 reduction in the benefit to earnings from purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on programming executory contracts.

•	Nine Months: For the nine months ended September 30, 2010 and 2009, programming and content expenses were $81,947 and $84,353, respectively, a decrease of 3%, or $2,406. The decrease was primarily due to savings in content agreements and production costs, partially offset by increases in personnel costs, general operating expenses and a $11,903 reduction in the benefit to earnings from purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on programming executory contracts.
          Our programming and content expenses, excluding the impact of purchase price adjustments, are expected to decrease as various agreements expire and are renewed or replaced on more cost effective terms. The impact of purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit on programming executory contracts will continue to decline, in absolute amount and as a percentage of reported programming and content costs, through 2013 as programming contracts expire, principally in 2012 and 2013. Our agreements with third-party content providers are subject to contractual expiration dates. We may or may not be able to negotiate renewals of these agreements on cost effective terms or at all. See “Special Note Regarding Forward-Looking Statements” for a discussion of these risks.
          Customer Service and Billing includes costs associated with the operation of third party customer service centers and our subscriber management systems as well as bad debt expense.
•	Three Months: For the three months ended September 30, 2010 and 2009, customer service and billing expenses were $33,415 and $31,064, respectively, an increase of 8%, or $2,351. The increase was primarily due to higher call volumes, partially offset by lower call center expenses as a result of moving calls to lower cost locations.
•	Nine Months: For the nine months ended September 30, 2010 and 2009, customer service and billing expenses were $95,623 and $96,168, respectively, a decrease of 1%, or $545. The decrease was primarily due to lower call center expenses as a result of moving calls to lower cost locations.
          We expect our customer care and billing expenses to increase as our subscriber base grows due to increased call center operating costs, transaction fees and bad debt expense.
          Satellite and Transmission consists of costs associated with the operation and maintenance of our satellites; satellite telemetry, tracking and control system; terrestrial repeater network; satellite uplink facility; and broadcast studios.
•	Three Months: For the three months ended September 30, 2010 and 2009, satellite and transmission expenses were $11,812 and $11,484, respectively, an increase of 3%, or $328. The increase was primarily due to increased repeater expenses and personnel costs.
•	Nine Months: For the nine months ended September 30, 2010 and 2009, satellite and transmission expenses were $35,299 and $36,952, respectively, a decrease of 4%, or $1,653. The decrease was primarily due to savings in consulting expenses and repeater expenses, partially offset by increased personnel costs.
          We expect satellite and transmission expenses to decrease due to reductions in orbit satellite insurance and continuing cost reduction efforts, offset in part by the addition of XM-5 to our in-orbit satellite fleet.
          Cost of Equipment includes costs from the sale of our radios, components and accessories and provisions for inventory allowance attributable to products purchased for resale in our direct to consumer distribution channels.
•	Three Months: For the three months ended September 30, 2010 and 2009, cost of equipment was $3,644 and $5,142, respectively, a decrease of 29%, or $1,498. The decrease was primarily due to lower inventory reserves offset by increased equipment sales to consumers.
•	Nine Months: For the nine months ended September 30, 2010 and 2009, cost of equipment was $12,614 and $12,049, respectively, an increase of 5%, or $565. The increase was primarily due to increased component sales to manufacturers and distributors and equipment sales to consumers, partially offset by lower inventory reserves.
          We expect cost of equipment to vary with changes in sales, inventory, and inventory valuations.
          Subscriber Acquisition Costs include hardware subsidies paid to radio manufacturers, distributors and automakers, including subsidies paid to automakers who include our radio and subscription to our service in the sale or lease price of a new or certified pre-owned vehicle; subsidies paid for chip sets and certain other components used in manufacturing radios; device royalties for certain radios; commissions paid to retailers and automakers as incentives to purchase, install and activate our radios; product warranty obligations; and provisions for inventory allowances attributable to inventory consumed in our OEM and retail distribution channels. The majority of subscriber acquisition costs are incurred and expensed in advance of, or concurrent with; acquiring a subscriber. Subscriber acquisition costs do not include advertising, loyalty payments to distributors and dealers of our radios and revenue share payments to automakers and retailers of our radios.
•	Three Months: For the three months ended September 30, 2010 and 2009, subscriber acquisition costs were $38,674 and $35,049, respectively, an increase of 10%, or $3,625. The increase was primarily a result of the 15% increase in gross subscriber additions and higher subsidies related to the 27% increase in OEM installations, partially offset by a $1,559 increase in the benefit to earnings from the amortization of the deferred credit for executory contracts recognized in purchase price accounting associated with the Merger.

•	Nine Months: For the nine months ended September 30, 2010 and 2009, subscriber acquisition costs were $109,691 and $83,524, respectively, an increase of 31%, or $26,167. The increase was primarily a result of the 20% increase in gross subscriber additions and higher subsidies related to the 66% increase in OEM installations, partially offset by a $15,546 increase in the benefit to earnings from the amortization of the deferred credit for executory contracts recognized in purchase price accounting associated with the Merger.
          We expect total subscriber acquisition costs to increase as OEM installations increase, which are primarily driven by manufacturing and penetration rates, offset in part by continuing declines in the costs of subsidized components of our radios. The impact of purchase price accounting adjustments associated with the Merger attributable to the amortization of the deferred credit for executory contracts will vary, in absolute amount and as a percentage of reported subscriber acquisition costs, through the expiration of the contracts, principally in 2013. We intend to continue to offer subsidies, commissions and other incentives to acquire subscribers.
          Sales and Marketing includes costs for advertising, media and production, including promotional events and sponsorships; cooperative marketing; customer retention and personnel. Cooperative marketing costs include fixed and variable payments to reimburse retailers and automakers for the cost of advertising and other product awareness activities performed on our behalf.
•	Three Months: For the three months ended September 30, 2010 and 2009, sales and marketing expenses were $27,833 and $26,055, respectively, an increase of 7%, or $1,778. The increase was primarily due to additional cooperative marketing and personnel costs, partially offset by reductions in consumer advertising, event marketing and third party distribution support expenses.
•	Nine Months: For the nine months ended September 30, 2010 and 2009, sales and marketing expenses were $81,390 and $84,565, respectively, a decrease of 4%, or $3,175. The decrease was primarily due to reductions in consumer advertising, event marketing and third party distribution support expenses, partially offset by additional cooperative marketing and personnel costs.
          We expect sales and marketing expenses to increase as we increase our advertising, retention and promotional activities.
          Engineering, Design and Development includes costs to develop chip sets and new products, research and development for broadcast information systems and costs associated with the incorporation of our radios into vehicles manufactured by automakers.
•	Three Months: For the three months ended September 30, 2010 and 2009, engineering, design and development expenses were $5,261 and $5,413, respectively, a decrease of 3%, or $152. The decrease was primarily due to savings in personnel costs.
•	Nine Months: For the nine months ended September 30, 2010 and 2009, engineering, design and development expenses were $15,482 and $16,798, respectively, a decrease of 8%, or $1,316. The decrease was primarily due to savings in personnel costs.
          We expect engineering, design and development expenses to increase in future periods as we develop our next generation chip sets and products.
          General and Administrative includes rent and occupancy, finance, legal, human resources, information technology and investor relations costs.
•	Three Months: For the three months ended September 30, 2010 and 2009, general and administrative expenses were $19,107 and $25,216, respectively, a decrease of 24%, or $6,109. The decrease was primarily due to an insurance recovery of previously expensed legal charges, as well as lower consulting and office costs, partially offset by increased personnel.
•	Nine Months: For the nine months ended September 30, 2010 and 2009, general and administrative expenses were $74,035 and $91,689, respectively, a decrease of 19%, or $17,654. The decrease was primarily due to lower share-based payment expense, an insurance recovery of previously expensed legal charges, consulting, accounting and office costs, partially offset by increased personnel costs.
          We expect our general and administrative expenses to increase in future periods primarily as a result of increased information technology and personnel costs to support the growth of our business, as well as rising legal costs.

          Depreciation and Amortization represents the systematic recognition in earnings of the acquisition cost of assets used in operations, including our satellite constellations, property, equipment and intangible assets, over their estimated service lives.
•	Three Months: For the three months ended September 30, 2010 and 2009, depreciation and amortization expense was $34,999 and $41,587, respectively, a decrease of 16%, or $6,588. The decrease was primarily due to a $7,628 reduction in the charge to earnings attributable to the satellite constellation and subscriber relationships, partially offset by additional depreciation recognized on building improvements.
•	Nine Months: For the nine months ended September 30, 2010 and 2009, depreciation and amortization expense was $108,886 and $146,462, respectively, a decrease of 26%, or $37,576. The decrease was primarily due to a $33,742 reduction in the charge to earnings attributable to the satellite constellation and subscriber relationships, partially offset by additional depreciation recognized on building improvements.
          We expect depreciation and amortization expenses to increase in future periods as we place our recently launched satellite, XM-5, into service, which will be partially offset by reduced depreciation and amortization associated with the stepped-up basis in assets (including intangible assets, satellites, property and equipment) through the end of their estimated service lives, principally through 2017.
     Other Income (Expense)
          Interest Expense, Net of Amounts Capitalized, includes interest on outstanding debt, reduced by interest capitalized in connection with the construction of our satellites and related launch vehicles.
•	Three Months: For the three months ended September 30, 2010 and 2009, interest expense was $51,834 and $70,537, respectively, a decrease of 27%, or $18,703. The decrease was primarily due to decreases in the weighted average interest rate on our outstanding debt in the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and the redemption of our 10% Senior PIK Secured Notes due 2011 on June 1, 2010.
•	Nine Months: For the nine months ended September 30, 2010 and 2009, interest expense was $168,714 and $226,376, respectively, a decrease of 25%, or $57,662. The decrease was primarily due to decreases in the weighted average interest rate on our outstanding debt in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 and the redemption of our 10% Senior PIK Secured Notes due 2011 on June 1, 2010.
          Loss on Extinguishment of Debt and Credit Facilities, Net, includes losses incurred as a result of the conversion and retirement of certain debt.
•	Three Months: For the three months ended September 30, 2010 and 2009, loss on extinguishment of debt and credit facilities, net, was $256 and $3,787, respectively, a decrease of 93%, or $3,531. During the three months ended September 30, 2010, the loss was incurred on the repayment of our 9.75% Senior Notes due 2014. During the three months ended September 30, 2009, the loss was incurred on the partial repayment of our 10% Convertible Senior Notes due 2009.
•	Nine Months: For the nine months ended September 30, 2010 and 2009, loss on extinguishment of debt and credit facilities, net, was $4,881 and $111,863, respectively, a decrease of 96%, or $106,982. During the nine months ended September 30, 2010, the loss was incurred on the repayment of our 10% Senior PIK Secured Notes due 2011 and 9.75% Senior Notes due 2014. During the nine months ended September 30, 2009, the loss was incurred on the repayment of our Amended and Restated Credit Agreement due 2011, the partial repayment of our 10% Convertible Senior Notes due 2009 and the termination of our Second Lien Credit Agreement.
          Loss on Change in Value of Embedded Derivative. We are required to account for the conversion feature of our exchangeable debt, which is exchangeable into SIRIUS common stock, separately and recognize the changes in the fair value of these embedded derivatives in earnings. The fair value of the derivative will be impacted by the value of the underlying SIRIUS common shares.
•	Three Months: For the three months ended September 30, 2010 and 2009, we recorded a loss on change in value of embedded derivative of $45,796 and $33,700, respectively, an increase of 36%, or $12,096. As a result of the Merger, we recorded derivative liabilities reflecting the fair value of the embedded derivative as of the Merger date. During the three months ended September 30, 2010 and 2009, the SIRIUS stock price increased resulting in an increased fair value and a loss on the change in value of the derivative. Because the change in the stock price during the three months ended September 30, 2010 was greater than the change in the stock price during the three months ended September 30, 2009, we recorded a larger loss.

•	Nine Months: For the nine months ended September 30, 2010 and 2009, we recorded a loss on change in value of embedded derivative of $94,399 and $111,703, respectively, a decrease of 15%, or $17,304. As a result of the Merger, we recorded derivative liabilities reflecting the fair value of the embedded derivative as of the Merger date. During the nine months ended September 30, 2010 and 2009, the SIRIUS stock price increased resulting in an increased fair value and a loss on the change in value of the derivative. Because the change in the stock price during the nine months ended September 30, 2010 was less than the change in the stock price during the nine months ended September 30, 2009, we recorded a smaller loss.
          Interest and Investment Income (Loss) includes realized gains and losses, dividends, interest income, our share of XM Canada’s net income (loss) and losses recorded from our investment in, as well as debt instruments issued by XM Canada, when the fair value falls below carrying value and the decline is determined to be other than temporary.
•	Three Months: For the three months ended September 30, 2010 and 2009, interest and investment loss was $1,748 and $2,141, respectively, a decrease of 18%, or $393. The decrease was primarily attributable to increased interest income on higher average cash balances.
•	Nine Months: For the nine months ended September 30, 2010 and 2009, interest and investment loss was $5,652 and $4,812, respectively, an increase of 17%, or $840. The increase was primarily attributable to higher net losses at XM Canada during the nine months ended September 30, 2010, partially offset by an impairment charge recorded during the nine months ended September 30, 2009 and increased interest income on higher average cash balances.
     Income Taxes
          Income Tax Expense primarily represents the deferred tax liability related to the difference in accounting for our FCC licenses, which are amortized over 15 years for tax purposes but not amortized for book purposes in accordance with GAAP.
•	Three Months: For the three months ended September 30, 2010 and 2009, income tax expense was $2,792 and $578, respectively, an increase of 383%, or $2,214. The increase was primarily attributable to an increase in the applicable tax rate.
•	Nine Months: For the nine months ended September 30, 2010 and 2009, income tax expense was $3,938 and $1,733, respectively, an increase of 127%, or $2,205. The increase was primarily attributable to an increase in the applicable tax rate.

Subscriber Data
          The following table contains actual subscriber data for the three and nine months ended September 30, 2010 and 2009, respectively:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Beginning subscribers	10,057,380	9,641,800	9,749,100	9,850,741
Gross subscriber additions	956,471	833,684	2,751,252	2,289,360
Deactivated subscribers	(795,586)	(770,598)	(2,282,087)	(2,435,215)

Net additions	160,885	63,086	469,165	(145,855)

Ending subscribers	10,218,265	9,704,886	10,218,265	9,704,886

Retail	3,346,642	3,777,646	3,346,642	3,777,646
OEM	6,738,464	5,840,637	6,738,464	5,840,637
Rental	133,159	86,603	133,159	86,603

Ending subscribers	10,218,265	9,704,886	10,218,265	9,704,886

Self-pay	9,362,495	8,897,480	9,362,495	8,897,480
Paid promotional	855,770	807,406	855,770	807,406

Ending subscribers	10,218,265	9,704,886	10,218,265	9,704,886

Retail	(95,005)	(175,144)	(312,862)	(541,986)
OEM	259,957	237,950	750,316	397,913
Rental	(4,067)	280	31,711	(1,782)

Net additions	160,885	63,086	469,165	(145,855)

Self-pay	127,867	(23,551)	322,473	(198,099)
Paid promotional	33,018	86,637	146,692	52,244

Net additions	160,885	63,086	469,165	(145,855)

Daily weighted average number of subscribers	10,147,115	9,691,620	9,935,054	9,682,252

Average self-pay monthly churn (1)	1.9%	2.0%	1.9%	2.1%

Conversion rate (2)	47.7%	48.6%	46.7%	47.6%

Note: See pages 43 through 49 for footnotes.
          Subscribers. At September 30, 2010, we had 10,218,265 subscribers, an increase of 513,379 subscribers, or 5%, from the 9,704,886 subscribers as of September 30, 2009.
•	Three Months: For the three months ended September 30, 2010 and 2009, net additions were 160,885 and 63,086, respectively, an increase in net additions of 97,799. The improvement was due to the 15% increase in gross subscriber additions, primarily resulting from an increase in new vehicle penetration along with an increase in returning activations, partially offset by a 3% increase in deactivations resulting from higher promotional churn due to an increase in the volume of trial subscriptions.
•	Nine Months: For the nine months ended September 30, 2010 and 2009, net additions were 469,165 and (145,855), respectively, an increase in net additions of 615,020. The improvement was due to the 20% increase in gross subscriber additions, primarily resulting from an increase in new vehicle penetration along with an increase in returning activations from previously inactive vehicles, and the 6% decline in deactivations resulting from improvements in the conversion rate in paid promotional trials and average self-pay monthly churn.

          Average Self-pay Monthly Churn is derived by dividing the monthly average of self-pay deactivations for the quarter by the average self-pay subscriber balance for the quarter. (See accompanying footnotes on pages 43 through 49 for more details.)
•	Three Months: For the three months ended September 30, 2010 and 2009, our average self-pay monthly churn rate was 1.9% and 2.0%, respectively. The decrease was due to an improving economy, the success of retention and win-back programs and reductions in non-pay cancellation rates.
•	Nine Months: For the nine months ended September 30, 2010 and 2009, our average self-pay monthly churn rate was 1.9% and 2.1%, respectively. The decrease was due to an improving economy, the success of retention and win-back programs and reductions in non-pay cancellation rates.
          Conversion Rate is the percentage of vehicle owners and lessees that receive our service and convert to become self-paying subscribers after an initial promotional period. (See accompanying footnotes on pages 43 through 49 for more details.)
•	Three Months: For the three months ended September 30, 2010 and 2009, our conversion rate was 47.7% and 48.6%, respectively. The decrease in conversion rate is primarily due to an increase in the mix of lower converting models in the three months ended September 30, 2010, compared to the three months ended September 30, 2009.
•	Nine Months: For the nine months ended September 30, 2010 and 2009, our conversion rate was 46.7% and 47.6%, respectively. The decrease in conversion rate is primarily due to an increase in the mix of lower converting models in the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.

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
          The purchase price accounting adjustments include the elimination of the earnings benefit of deferred revenue associated with the investment in XM Canada, the recognition of subscriber revenues not recognized in purchase price accounting and the elimination of the earnings benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers. The purchase price accounting adjustments to EBITDA do not include the incremental depreciation and amortization for certain property, equipment and intangible assets reported on a stepped up basis.
          Our adjusted EBITDA also reallocates share-based payment expense from functional operating expense line items to a separate line within operating expenses. We believe the exclusion of share-based payment expense from functional operating expenses is useful given the significant variation in expense that can result from changes in the fair market value of SIRIUS’ common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our operating costs.
          We believe these Non-GAAP financial measures provide useful information to investors regarding our financial condition and results of operations. We believe investors find these Non-GAAP financial performance measures useful in evaluating our core trends because it provides a direct view of our underlying contractual costs. We believe investors use our current and projected adjusted EBITDA to estimate our current or prospective enterprise value and to make investment decisions. By providing these Non-GAAP financial measures, together with the reconciliations to the most directly comparable GAAP measure, we believe we are enhancing investors understanding of our business and our results of operations. These Non-GAAP financial measures should be viewed in addition to, and not as an alternative for or superior to, our reported results prepared in accordance with GAAP. Please refer to the footnotes (pages 43 through 49) for a further discussion of such Non-GAAP financial measures and reconciliations to the most directly comparable GAAP measure.
          The following table contains our key operating metrics based on our unaudited adjusted results of operations for the three and nine months ended September 30, 2010 and 2009, respectively:

	Unaudited Adjusted
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except for per subscriber amounts)	2010	2009	2010	2009

ARPU (3)	$12.07	$11.18	$11.91	$10.85
SAC, per gross subscriber addition (4)	$52	$65	$52	$53
Customer service and billing expenses, per average subscriber (5)	$1.09	$1.06	$1.06	$1.09
Free cash flow (6)	$41,530	$92,524	$46,008	$189,807
Adjusted total revenue (8)	$387,246	$336,424	$1,123,426	$980,998
Adjusted EBITDA (7)	$112,374	$66,327	$307,919	$191,184

Note:	See pages 43 through 49 for footnotes.

          ARPU is derived from total earned subscriber revenue, net advertising revenue and other subscription-related revenue, net of purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See accompanying footnotes on pages 43 through 49 for more details.)
•	Three Months: For the three months ended September 30, 2010 and 2009, total ARPU was $12.07 and $11.18, respectively. The increase was driven primarily by the introduction of the U.S. Music Royalty Fee in the third quarter of 2009, increased revenues from the sale of “Best of” programming and decreases in discounts on multi-subscription and internet packages, partially offset by an increase in the number of subscribers on promotional plans.

•	Nine Months: For the nine months ended September 30, 2010 and 2009, total ARPU was $11.91 and $10.85, respectively. The increase was driven primarily by the introduction of the U.S. Music Royalty Fee in the third quarter of 2009, increased revenues from the sale of “Best of” programming and decreases in discounts on multi-subscription and internet packages, partially offset by an increase in the number of subscribers on promotional plans.
          SAC, Per Gross Subscriber Addition is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of gross subscriber additions for the period. (See accompanying footnotes on pages 43 through 49 for more details.)
•	Three Months: For the three months ended September 30, 2010 and 2009, SAC, per gross subscriber addition was $52 and $65, respectively. The decrease was primarily due to lower per radio subsidy rates for certain OEMs and growth in subscriber reactivations and royalties from radio manufacturers compared to the three months ended September 30, 2009, partially offset by a 27% increase in OEM production with factory-installed satellite radios.

•	Nine Months: For the nine months ended September 30, 2010 and 2009, SAC, per gross subscriber addition was $52 and $53, respectively. The decrease was primarily due to lower per radio subsidy rates for certain OEMs and growth in subscriber reactivations and royalties from radio manufacturers compared to the nine months ended September 30, 2009, partially offset by a 66% increase in OEM production with factory-installed satellite radios.
          Customer Service and Billing Expenses, Per Average Subscriber is derived from total customer service and billing expenses, excluding share-based payment expense and purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. (See accompanying footnotes on pages 43 through 49 for more details.)
•	Three Months: For the three months ended September 30, 2010 and 2009, customer service and billing expenses, per average subscriber was $1.09 and $1.06, respectively. The increase was primarily due to higher call volumes, partially offset by lower call center expenses as a result of moving calls to lower cost locations.

•	Nine Months: For the nine months ended September 30, 2010 and 2009, customer service and billing expenses, per average subscriber was $1.06 and $1.09, respectively. The decrease was primarily due to lower call center expense as a result of moving calls to lower cost locations.
          Free Cash Flow includes the net cash provided by (used in) operations, additions to property and equipment, merger related costs and restricted and other investment activity. (See accompanying footnotes on pages 43 through 49 for more details.)
•	Three Months: For the three months ended September 30, 2010 and 2009, free cash flow was $41,530 and $92,524, respectively, a decrease of $50,994. Net income plus non-cash operating activities increased 690%, to $78,965, from $9,998, principally as a result of improvements in our adjusted EBITDA. Changes in our operating assets and liabilities decreased by $100,808 compared to the three months ended September 30, 2009. The decrease was primarily due to decreases in cash flows from operations resulting from the periodic payment of related party liabilities in the current period compared to a deferral of such payments in the three months ended September 30, 2009 and the routine amortization of prepaid programming costs and release of credit card hold-backs included in other long-term assets in the three months ended September 30, 2009. The decrease was partially offset by increases in cash flows from operations resulting from higher collections of amounts due from subscribers and distributors during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. As a result of these transactions, net cash provided by operating activities decreased $31,841 to $95,373 in the three months ended September 30, 2010 compared to the $127,214 provided by operations in the three months ended September 30, 2009. In addition, capital expenditures in the three months ended September 30, 2010 increased $19,153 to $53,843 compared to $34,690 expended in the three months ended September 30, 2009, primarily due to increased satellite and related launch vehicle spending.

•	Nine Months: For the nine months ended September 30, 2010 and 2009, free cash flow was $46,008 and $189,807, respectively, a decrease of $143,799. Net income plus non-cash operating activities increased 560%, to $189,231, from $28,682, principally as a result of improvements in our adjusted EBITDA. Changes in our operating assets and liabilities decreased by $180,292 compared to the nine months ended September 30, 2009. The decrease was primarily due to pay-downs of related party liabilities deferred in 2009 and employee bonus payments in the first quarter of 2010 where no bonus payments were made in 2009 and the release of credit card funds during the nine months ended September 30, 2009. As a result of these transactions, net cash provided by operating activities decreased $19,743 to $208,875 in the nine months ended September 30, 2010 compared to the $228,618 provided by operations in the nine months ended September 30, 2009. In addition, capital expenditures in the nine months ended September 30, 2010 increased $133,506 to $172,317 compared to $38,811 expended in the nine months ended September 30, 2009, primarily due to increased satellite and related launch vehicle spending, offset by $9,450 of proceeds from the sale of investment securities in the nine months ended September 30, 2010.
          Adjusted Total Revenue. Set forth below are our adjusted total revenue for the three and nine months ended September 30, 2010 and 2009. Our adjusted total revenue includes the recognition of deferred subscriber revenues that are not recognized in our results under purchase price accounting and the elimination of the benefit in earnings from deferred revenue associated with our investment in XM Canada. (See the accompanying footnotes on pages 43 through 49 for details.)

	Unaudited
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Revenue:
Subscriber revenue, including effects of rebates	$320,808	$304,714	$938,711	$884,038
Advertising revenue, net of agency fees	6,247	4,147	15,362	13,475
Equipment revenue	13,300	5,657	37,517	17,681
Other revenue	41,902	10,955	114,270	19,344
Purchase price accounting adjustments:
Subscriber revenue	3,176	9,138	12,128	41,022
Other revenue	1,813	1,813	5,438	5,438

Adjusted total revenue	$387,246	$336,424	$1,123,426	$980,998

•	Three Months: Our adjusted total revenue grew 15%, or $50,822, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Subscriber revenue increased 5%, or $16,094, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase in subscriber revenue was driven by the increase in subscribers as well as an increase in the sale of “Best of” programming and the decreases in discounts on multi-subscription and internet packages, partially offset by an increase in the number of subscribers on promotional plans. Advertising revenue increased 51%, or $2,100, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase in advertising revenue was driven by more effective sales efforts and improvements in the national market for advertising. Equipment revenue increased 135%, or $7,643, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase in equipment revenue was driven by increased royalties from OEM installations and aftermarket production. Other revenue increased $30,947, in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase in other revenue was driven by the introduction of the U.S. Music Royalty Fee in the third quarter of 2009.
•	Nine Months: Our adjusted total revenue grew 15%, or $142,428, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Subscriber revenue increased 6%, or $54,673, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in subscriber revenue was driven by the increase in subscribers as well as an increase in the sale of “Best of” programming and the decreases in discounts on multi-subscription and internet packages, partially offset by an increase in the number of subscribers on promotional plans. Advertising revenue increased 14%, or $1,887, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in advertising revenue was driven by more effective sales efforts and improvements in the national market for advertising. Equipment revenue increased 112%, or $19,836, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in equipment revenue was driven by increased royalties from OEM installations and aftermarket production. Other revenue increased $94,926, in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in other revenue was driven by the introduction of the U.S. Music Royalty Fee in the third quarter of 2009.

     Adjusted EBITDA. EBITDA is defined as net income (loss) before interest and investment income (loss); interest expense, net of amounts capitalized; income tax expense and depreciation and amortization. Adjusted EBITDA also removes the impact of other income and expense, losses on extinguishment of debt as well as certain non-cash charges, such as, goodwill impairment; restructuring, impairments and related costs; certain purchase price accounting adjustments and share-based payment expense. Our adjusted EBITDA for the three and nine months ended September 30, 2010 compared with the three and nine months ended September 30, 2009 is as follows (see the accompanying footnotes on pages 43 through 49 for more details):

	Unaudited Adjusted
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Adjusted EBITDA	$112,374	$66,327	$307,919	$191,184

•	Three Months: For the three months ended September 30, 2010 and 2009, adjusted EBITDA was $112,374 and $66,327, respectively, an increase of 69%, or $46,047. The increase was primarily due to an increase of 15%, or $50,822 in revenues, partially offset by an increase of 2%, or $4,775, in expenses included in adjusted EBITDA. The increase in revenue was primarily due to the increase in our subscriber base and the introduction of the U.S. Music Royalty Fee in the third quarter of 2009, as well as increased equipment revenue, decreases in discounts on multi-subscription and internet packages, and an increase in the sale of “Best of” programming, partially offset by an increase in the number of subscribers on promotional plans. The increase in expenses was primarily driven by higher subscriber acquisition costs related to the 15% increase in gross additions and higher revenue share and royalties expenses associated with growth in revenues subject to revenue sharing and royalty arrangements, partially offset by a decrease in programming and content expenses.

•	Nine Months: For the nine months ended September 30, 2010 and 2009, adjusted EBITDA was $307,919 and $191,184, respectively, an increase of 61%, or $116,735. The increase was primarily due to an increase of 15%, or $142,428, in revenues, partially offset by an increase of 3%, or $25,693, in total expenses included in adjusted EBITDA. The increase in revenue was primarily due to the increase in our subscriber base and the introduction of the U.S. Music Royalty Fee in the third quarter of 2009, as well as increased equipment revenue, decreases in discounts on multi-subscription and internet packages, and an increase in the sale of “Best of” programming, partially offset by an increase in the number of subscribers on promotional plans. The increase in expenses was primarily driven by higher subscriber acquisition costs related to the 20% increase in gross additions and higher revenue share and royalties expenses associated with growth in revenues subject to revenue sharing and royalty arrangements, partially offset by a decrease in programming and content expenses and general and administrative expenses.

Liquidity and Capital Resources
Cash Flows for the Nine Months Ended September 30, 2010 Compared with the Nine Months Ended September 30, 2009
          As of September 30, 2010 and December 31, 2009, we had $128,853 and $212,155, respectively, in cash and cash equivalents. The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Nine Months
	Ended September 30,
	2010	2009	2010 vs. 2009
Net cash provided by operating activities	$208,875	$228,618	$(19,743)
Net cash used in investing activities	(162,867)	(38,811)	(124,056)
Net cash used in financing activities	(129,310)	(70,525)	(58,785)

Net (decrease) increase in cash and cash equivalents	(83,302)	119,282	(202,584)
Cash and cash equivalents at beginning of period	212,155	206,740	5,415

Cash and cash equivalents at end of period	$128,853	$326,022	$(197,169)

Cash Flows Provided by Operating Activities
•	Nine Months: Net cash provided by operating activities decreased $19,743, to $208,875, for the nine months ended September 30, 2010 from $228,618 for the nine months ended September 30, 2009. The decrease was primarily due to pay-downs of related party liabilities deferred in 2009 and employee bonus payments in the first quarter of 2010 where no bonus payments were made in 2009 and the release of credit card funds during the nine months ended September 30, 2009, partially offset by improvements in our income from operations.
Cash Flows Used in Investing Activities
•	Nine Months: Net cash used in investing activities increased $124,056, to $162,867, for the nine months ended September 30, 2010 from $38,811 for the nine months ended September 30, 2009. The increase was primarily the result of an increase of $133,506 in capital expenditures for construction of our satellites and related launch vehicles, partially offset by $9,450 of proceeds from the sale of investment securities.
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
Cash Flows Used in Financing Activities
•	Nine Months: Net cash used in financing activities increased $58,785, to $129,310, for the nine months ended September 30, 2010 from $70,525 for the nine months ended September 30, 2009. The increase in cash used in financing activities was primarily due to a decrease of $482,277 in net proceeds from the issuance of debt, partially offset by a decrease of $406,673 in repayments of debt. During the nine months ended September 30, 2009, we received net proceeds of $482,277, from the issuance of our 11.25% Senior Secured Notes due 2013. During the nine months ended September 30, 2010, we made debt repayments of $129,054, principally to holders of our 10% Senior PIK Secured Notes due 2011 and 9.75% Senior Notes due 2014. During the nine months ended September 30, 2009, we made debt repayments of $535,727, principally to holders of our Amended and Restated Credit Agreement due 2011 and 10% Convertible Senior Notes due 2009. During the nine months ended September 30, 2010 and 2009, we paid $256 and $17,075 in premiums on the redemption of debt, respectively.

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
Future Liquidity and Capital Resource Requirements
          We have entered into various agreements to design, construct, and launch our satellites in the normal course of business. As disclosed in Note 12 in our unaudited condensed consolidated financial statements as of September 30, 2010, we expect to incur capital expenditures of approximately $1,836 and $3,915 during the remainder of 2010 and in 2011, respectively, and an additional $9,335 over the next five years.
          Based upon our current plans, we believe that we have sufficient cash, cash equivalents and marketable securities to cover its estimated funding needs. We expect to fund operating expenses, capital expenditures, working capital requirements, interest payments, taxes and scheduled maturities of our debt with existing cash and cash flow from operations, and we believe that we will be able to generate sufficient revenues to meet our cash requirements.
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
Debt Covenants
          The indentures governing our debt include restrictive covenants. As of September 30, 2010, we were in compliance with all our debt covenants.
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
          There have been no material changes to our critical accounting policies and estimates since December 31, 2009.

Footnotes
(1)	Average self-pay monthly churn represents the monthly average of self-pay deactivations for the quarter divided by the average number of self-pay subscribers for the quarter.

(2)	We measure the percentage of vehicle owners and lessees that receive our service and convert to become self-paying subscribers after the initial promotion period. We refer to this as the “conversion rate.” At the time satellite radio enabled vehicles are sold or leased, the owners or lessees generally receive three month trial subscriptions. Promotional periods generally include the period of trial service plus 30 days to handle the receipt and processing of payments. We measure conversion rate three months after the period in which the trial service ends.

(3)	ARPU is derived from total earned subscriber revenue, net advertising revenue and other subscription-related revenue, net of purchase price accounting adjustments, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. Other subscription-related revenue includes the U.S. Music Royalty Fee, which was initially charged to subscribers in the third quarter of 2009. Purchase price accounting adjustments include the recognition of deferred subscriber revenues not recognized in purchase price accounting associated with the Merger. ARPU is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Subscriber revenue (GAAP)	$320,808	$304,714	$938,711	$884,038
Net advertising revenue (GAAP)	6,247	4,147	15,362	13,475
Other subscription-related revenue (GAAP)	37,175	7,146	98,756	7,146
Purchase price accounting adjustment	3,176	9,138	12,128	41,022

	$367,406	$325,145	$1,064,957	$945,681
Daily weighted average number of subscribers	10,147,115	9,691,620	9,935,054	9,682,252

ARPU	$12.07	$11.18	$11.91	$10.85

(4)	Subscriber acquisition cost, per gross subscriber addition (or SAC, per gross subscriber addition) is derived from subscriber acquisition costs and margins from the direct sale of radios and accessories, excluding purchase price accounting adjustments, divided by the number of gross subscriber additions for the period. Purchase price accounting adjustments associated with the Merger include the elimination of the benefit of amortization of deferred credits on executory contracts recognized at the Merger date attributable to an OEM. SAC, per gross subscriber addition, is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Subscriber acquisition costs (GAAP)	$38,674	$35,049	$109,691	$83,524
Less: margin from direct sales of radios and accessories (GAAP)	(9,656)	(515)	(24,903)	(5,632)
Add: purchase price accounting adjustments	20,889	19,330	58,855	43,309

	$49,907	$53,864	$143,643	$121,201
Gross subscriber additions	956,471	833,684	2,751,252	2,289,360

SAC, per gross subscriber addition	$52	$65	$52	$53

(5)	Customer service and billing expenses, per average subscriber, is derived from total customer service and billing expenses, excluding share-based payment expense and purchase price accounting adjustments associated with the Merger, divided by the number of months in the period, divided by the daily weighted average number of subscribers for the period. We believe the exclusion of share-based payment expense in our calculation of customer service and billing expenses, per average subscriber, is useful given the significant variation in expense that can result from changes in the fair market value of SIRIUS’ common stock, the effect of which is unrelated to the operational conditions that give rise to variations in the components of our customer service and billing expenses. Purchase price accounting adjustments include the elimination of the benefit associated with incremental share-based payment arrangements recognized at the Merger date. Customer service and billing expenses, per average subscriber, is calculated as follows (in thousands, except for subscriber and per subscriber amounts):

	Unaudited
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Customer service and billing expenses (GAAP)	$33,415	$31,064	$95,623	$96,168
Less: share-based payment expense, net of purchase price accounting adjustments	(212)	(460)	(879)	(1,436)
Add: purchase price accounting adjustment	54	115	226	358

	$33,257	$30,719	$94,970	$95,090
Daily weighted average number of subscribers	10,147,115	9,691,620	9,935,054	9,682,252

Customer service and billing expenses, per average subscriber	$1.09	$1.06	$1.06	$1.09

(6)	Free cash flow is calculated as follows (in thousands):

	Unaudited
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net cash provided by operating activities	$95,373	$127,214	$208,875	$228,618
Additions to property and equipment	(53,843)	(34,690)	(172,317)	(38,811)
Restricted and other investment activity	-	-	9,450	-

Free cash flow	$41,530	$92,524	$46,008	$189,807

(7)	EBITDA is defined as net income (loss) before interest and investment income (loss); interest expense, net of amounts capitalized; taxes expense and depreciation and amortization. We adjust EBITDA to remove the impact of other income and expense, loss on extinguishment of debt as well as certain non-cash charges discussed below. This measure is one of the primary Non-GAAP financial measures on which we (i) evaluate the performance of our businesses, (ii) base our internal budgets and (iii) compensate management. Adjusted EBITDA is a Non-GAAP financial performance measure that excludes (if applicable): (i) certain adjustments as a result of the purchase price accounting for the Merger, (ii) goodwill impairment, (iii) restructuring, impairments, and related costs, (iv) depreciation and amortization and (v) share-based payment expense. The purchase price accounting adjustments include: (i) the elimination of deferred revenue associated with the investment in XM Canada, (ii) recognition of deferred subscriber revenues not recognized in purchase price accounting, and (iii) elimination of the benefit of deferred credits on executory contracts, which are primarily attributable to third party arrangements with an OEM and programming providers. We believe adjusted EBITDA is a useful measure of the underlying trend of our operating performance, which provides useful information about our business apart from the costs associated with our physical plant, capital structure and purchase price accounting. We believe investors find this Non-GAAP financial measure useful when analyzing our results and comparing our operating performance to the performance of other communications, entertainment and media companies. We believe investors use current and projected adjusted EBITDA to estimate our current and prospective enterprise value and to make investment decisions. Because we fund and build-out our satellite radio system through the periodic raising and expenditure of large amounts of capital, our results of operations reflect significant charges for depreciation expense. The exclusion of depreciation and amortization expense is useful given significant variation in depreciation and amortization expense that can result from the potential variations in estimated useful lives, all of which can vary widely across different industries or among companies within the same industry. We believe the exclusion of restructuring, impairments and related costs is useful given the nature of these expenses. We also believe the exclusion of share-based payment expense is useful given the significant variation in expense that can result from changes in the fair market value of SIRIUS' common stock.

Adjusted EBITDA has certain limitations in that it does not take into account the impact to our statement of operations of certain expenses, including share-based payment expense and certain purchase price accounting for the Merger. We endeavor to compensate for the limitations of the Non-GAAP measure presented by also providing the comparable GAAP measure with equal or greater prominence and descriptions of the reconciling items, including quantifying such items, to derive the Non-GAAP measure. Investors that wish to compare and evaluate our operating results after giving effect for these costs, should refer to net income (loss) as disclosed in our consolidated statements of operations. Since adjusted EBITDA is a Non-GAAP financial performance measure, our calculation of adjusted EBITDA may be susceptible to varying calculations; may not be comparable to other similarly titled measures of other companies; and should not be considered in isolation, as a substitute for, or superior to measures of financial performance prepared in accordance with GAAP. The reconciliation of net income (loss) to the adjusted EBITDA is calculated as follows (in thousands):

	Unaudited
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss) (GAAP)	$30,466	$(42,772)	$76,807	$(344,572)
Add back items excluded from Adjusted EBITDA:
Purchase price accounting adjustments:
Revenues (see pages 46-49)	4,989	10,951	17,566	46,460
Operating Expenses (see pages 46-49)	(66,438)	(64,619)	(193,904)	(177,006)
Depreciation and amortization (GAAP)	34,999	41,587	108,886	146,462
Restructuring, impairments and related costs (GAAP)	197	3,029	900	29,614
Share-based payment expense, net of purchase price accounting adjustments (see pages 46-49)	6,960	8,732	22,774	36,287
Interest expense, net of amounts capitalized (GAAP)	51,834	70,537	168,714	226,376
Loss on extinguishment of debt and credit facilities, net (GAAP)	256	3,787	4,881	111,863
Loss on change in value of embedded derivative (GAAP)	45,796	33,700	94,399	111,703
Interest and investment loss (GAAP)	1,748	2,141	5,652	4,812
Other income (GAAP)	(1,225)	(1,324)	(2,694)	(2,548)
Income tax expense (GAAP)	2,792	578	3,938	1,733

Adjusted EBITDA	$112,374	$66,327	$307,919	$191,184

(8) The following tables reconcile our actual revenues and operating expenses to our adjusted revenues and operating expenses:

	Unaudited For the Three Months Ended September 30, 2010
		Purchase Price	Allocation of
(in thousands)	As Reported	Accounting	Share-based	Adjusted
		Adjustments	Payment Expense
Revenue:
Subscriber revenue, including effects of rebates	$320,808	$3,176	$-	$323,984
Advertising revenue, net of agency fees	6,247	-	-	6,247
Equipment revenue	13,300	-	-	13,300
Other revenue	41,902	1,813	-	43,715

Total revenue	$382,257	$4,989	$-	$387,246

Operating expenses

Cost of services:
Revenue share and royalties	49,444	27,499	-	76,943
Programming and content	26,204	13,955	(925)	39,234
Customer service and billing	33,415	54	(212)	33,257
Satellite and transmission	11,812	272	(179)	11,905
Cost of equipment	3,644	-	-	3,644
Subscriber acquisition costs	38,674	20,889	-	59,563
Sales and marketing	27,833	3,506	(1,100)	30,239
Engineering, design and development	5,261	93	(348)	5,006
General and administrative	19,107	170	(4,196)	15,081
Depreciation and amortization (a)	34,999	-	-	34,999
Restructuring, impairments and related costs	197	-	-	197
Share-based payment expense (b)	-	-	6,960	6,960

Total operating expenses	$250,590	$66,438	$-	$317,028

(a)   Purchase price accounting adjustments included in the tables above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the three months ended September 30, 2010 was $16,000.

(b) Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$844	$81	$-	$925
Customer service and billing	158	54	-	212
Satellite and transmission	128	51	-	179
Sales and marketing	1,020	80	-	1,100
Engineering, design and development	255	93	-	348
General and administrative	4,026	170	-	4,196

Total share-based payment expense	$6,431	$529	$-	$6,960

(8) The following tables reconcile our actual revenues and operating expenses to our adjusted revenues and operating expenses (continued):

	Unaudited For the Three Months Ended September 30, 2009
		Purchase Price	Allocation of
(in thousands)	As Reported	Accounting	Share-based	Adjusted
		Adjustments	Payment Expense
Revenue:
Subscriber revenue, including effects of rebates	$304,714	$9,138	$-	$313,852
Advertising revenue, net of agency fees	4,147	-	-	4,147
Equipment revenue	5,657	-	-	5,657
Other revenue	10,955	1,813	-	12,768

Total revenue	$325,473	$10,951	$-	$336,424

Operating expenses

Cost of services:
Revenue share and royalties	46,976	22,973	-	69,949
Programming and content	27,811	18,117	(1,024)	44,904
Customer service and billing	31,064	115	(460)	30,719
Satellite and transmission	11,484	331	(384)	11,431
Cost of equipment	5,142	-	-	5,142
Subscriber acquisition costs	35,049	19,330	-	54,379
Sales and marketing	26,055	3,155	(1,397)	27,813
Engineering, design and development	5,413	224	(738)	4,899
General and administrative	25,216	374	(4,729)	20,861
Depreciation and amortization (a)	41,587	-	-	41,587
Restructuring, impairments and related costs	3,029	-	-	3,029
Share-based payment expense (b)	-	-	8,732	8,732

Total operating expenses	$258,826	$64,619	$-	$323,445

(a)   Purchase price accounting adjustments included in the tables above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the three months ended September 30, 2009 was $24,000.

(b) Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$859	$165	$-	$1,024
Customer service and billing	345	115	-	460
Satellite and transmission	273	111	-	384
Sales and marketing	1,261	136	-	1,397
Engineering, design and development	514	224	-	738
General and administrative	4,355	374	-	4,729

Total share-based payment expense	$7,607	$1,125	$-	$8,732

(8) The following tables reconcile our actual revenues and operating expenses to our adjusted revenues and operating expenses (continued):

	Unaudited For the Nine Months Ended September 30, 2010
		Purchase Price	Allocation of
(in thousands)	As Reported	Accounting	Share-based	Adjusted
		Adjustments	Payment Expense
Revenue:
Subscriber revenue, including effects of rebates	$938,711	$12,128	$-	$950,839
Advertising revenue, net of agency fees	15,362	-	-	15,362
Equipment revenue	37,517	-	-	37,517
Other revenue	114,270	5,438	-	119,708

Total revenue	$1,105,860	$17,566	$-	$1,123,426

Operating expenses

Cost of services:
Revenue share and royalties	138,296	79,271	-	217,567
Programming and content	81,947	42,805	(2,789)	121,963
Customer service and billing	95,623	226	(879)	94,970
Satellite and transmission	35,299	897	(817)	35,379
Cost of equipment	12,614	-	-	12,614
Subscriber acquisition costs	109,691	58,855	-	168,546
Sales and marketing	81,390	10,692	(3,551)	88,531
Engineering, design and development	15,482	427	(1,561)	14,348
General and administrative	74,035	731	(13,177)	61,589
Depreciation and amortization (a)	108,886	-	-	108,886
Restructuring, impairments and related costs	900	-	-	900
Share-based payment expense (b)	-	-	22,774	22,774

Total operating expenses	$754,163	$193,904	$-	$948,067

(a)   Purchase price accounting adjustments included in the tables above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the nine months ended September 30, 2010 was $52,000.

(b) Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$2,420	$369	$-	$2,789
Customer service and billing	653	226	-	879
Satellite and transmission	581	236	-	817
Sales and marketing	3,207	344	-	3,551
Engineering, design and development	1,134	427	-	1,561
General and administrative	12,446	731	-	13,177

Total share-based payment expense	$20,441	$2,333	$-	$22,774

(8) The following tables reconcile our actual revenues and operating expenses to our adjusted revenues and operating expenses (continued):

	Unaudited For the Nine Months Ended September 30, 2009
		Purchase Price	Allocation of
(in thousands)	As Reported	Accounting	Share-based	Adjusted
		Adjustments	Payment Expense
Revenue:
Subscriber revenue, including effects of rebates	$884,038	$41,022	$-	$925,060
Advertising revenue, net of agency fees	13,475	-	-	13,475
Equipment revenue	17,681	-	-	17,681
Other revenue	19,344	5,438	-	24,782

Total revenue	$934,538	$46,460	$-	$980,998

Operating expenses

Cost of services:
Revenue share and royalties	142,997	65,608	-	208,605
Programming and content	84,353	54,708	(3,869)	135,192
Customer service and billing	96,168	358	(1,436)	95,090
Satellite and transmission	36,952	1,013	(1,424)	36,541
Cost of equipment	12,049	-	-	12,049
Subscriber acquisition costs	83,524	43,309	-	126,833
Sales and marketing	84,565	9,986	(4,375)	90,176
Engineering, design and development	16,798	772	(2,809)	14,761
General and administrative	91,689	1,252	(22,374)	70,567
Depreciation and amortization (a)	146,462	-	-	146,462
Restructuring, impairments and related costs	29,614	-	-	29,614
Share-based payment expense (b)	-	-	36,287	36,287

Total operating expenses	$825,171	$177,006	$-	$1,002,177

(a)   Purchase price accounting adjustments included in the tables above exclude the incremental depreciation and amortization associated with the $785,000 stepped up basis in property, equipment and intangible assets as a result of the Merger. The increased depreciation and amortization for the nine months ended September 30, 2009 was $86,000.

(b) Amounts related to share-based payment expense included in operating expenses were as follows:

Programming and content	$3,368	$501	$-	$3,869
Customer service and billing	1,077	359	-	1,436
Satellite and transmission	1,073	351	-	1,424
Sales and marketing	3,862	513	-	4,375
Engineering, design and development	2,037	772	-	2,809
General and administrative	21,122	1,252	-	22,374

Total share-based payment expense	$32,539	$3,748	$-	$36,287

(9)   The following table reconciles our GAAP Net cash provided by operating activities to our Net income plus non-cash operating activities (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net cash provided by operating activities	$95,373	$127,214	$208,875	$228,618
Less: Changes in operating assets and liabilities, net	(16,408)	(117,216)	(19,644)	(199,936)

Net income plus non cash operating activities	$78,965	$9,998	$189,231	$28,682

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
          As of September 30, 2010, we did not hold or issue any free-standing derivatives. Upon completion of the Merger, the 7% Exchangeable Senior Subordinated Notes due 2014 became settleable in SIRIUS common stock and were subsequently accounted for as embedded derivatives. In the event the debt holders exercise their exchange option, SIRIUS intends to issue common stock to fulfill the obligation.
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
ITEM 4 CONTROLS AND PROCEDURES
     Controls and Procedures
          As of September 30, 2010, an evaluation was performed under the supervision and with the participation of our management, including Mel Karmazin, our President, and David J. Frear, our Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act). Based on that evaluation, our management, including our President and our Treasurer, concluded that our disclosure controls and procedures were effective as of September 30, 2010. There has been no change in our internal control over financial reporting (as that term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          FCC Merger Order. On July 25, 2008, the FCC adopted an order approving the Merger. In September 2008, Mt. Wilson FM Broadcasters, Inc. filed a Petition for Reconsideration of the FCC’s merger order. On October 19, 2010, the FCC released an Order dismissing this Petition for Reconsideration.
          Advanced Recording Functionality Disputes. Commencing in May 2006, holders of copyrights in sound recordings and holders of copyrights in musical works brought three actions against XM for copyright infringement in the Federal District Court in the Southern District of New York, namely, Atlantic Recording Corp. et al. v. XM Satellite Radio Inc., Famous Music LLC, et al. v. XM Satellite Radio, Inc., and In re XM Satellite Radio Copyright Litigation. These actions sought monetary damages and equitable relief in connection with the advanced recording functionality included in the XM Inno, the XM NeXus, the XM Helix, the XM SkyFi3 line of satellite radios. As previously reported, XM settled these claims with the major record companies and a significant number of music publishers, resulting in the dismissal of two of the three actions. XM has also reached agreement with certain independent holders of sound recordings and musical works to settle the third action, a purported class action.
          State Consumer Investigations. In October 2010, a Multistate Working Group, led by the Attorney General of the State of Ohio and joined by the Offices of the Attorneys General of Arizona, Connecticut, Tennessee, Vermont and the District of Columbia, commenced a multi-jurisdictional investigation into certain of XM’s consumer practices. The investigation focuses on practices relating to the cancellation of subscriptions; automatic renewal of subscriptions; charging, billing, collecting, and refunding or crediting of payments from consumers; and soliciting consumers.
          A separate investigation into XM’s consumer-related practices is being conducted by the Attorney General of the State of Florida. In addition, in September 2010, the Attorney General of the State of Missouri commenced an action against us regarding our telemarketing practices to residents of the State of Missouri.
     We are cooperating with these investigations and believe our consumer-related practices comply with all applicable federal and state laws and regulations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          Not applicable.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
          Not applicable.
ITEM 6. EXHIBITS
          See Exhibits Index attached hereto.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of November 2010.

XM Satellite Radio Inc.
By:	/s/ David J. Frear
David J. Frear
Treasurer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Ownership and Merger, dated April 14, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 16, 2010).

4.1	Indenture, dated as of October 27, 2010, among the Company, the guarantors thereto and U.S. Bank National Association, as trustee, relating to the 7.625% Senior Notes due 2018 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 28, 2010).

4.2	Supplemental Indenture, dated as of October 27, 2010, among the Company, the guarantors thereto and U.S. Bank National Association, as trustee , relating to the 11.25% Senior Secured Notes due 2013 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 28, 2010).

31.1	Certificate of Mel Karmazin, President of XM Satellite Radio Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certificate of David J. Frear, Treasurer of XM Satellite Radio Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certificate of Mel Karmazin, President and David J. Frear, Treasurer of XM Satellite Radio Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).